Form 10KSB
period 2001-12-31
TINTIC GOLD MINING  CO
filed 2002-03-26
CIK 1159275

As filed with the U.S. Securities and Exchange Commission on March 26, 2002.




               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549



                          ----------------------------

                                   FORM 10-KSB

                           ---------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 2001

                               -------------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from  ___________ to ___________

                    Commission File Number:  000-33167



                          TINTIC GOLD MINING COMPANY
                               -------------------
          (Exact name of small business issuer as specified in its charter)

          UTAH                                          87-0448400
(State or other jurisdiction of incorporation)    (I.R.S. EMPLOYER ID NO.)

     3131 Teton Drive
     Salt Lake City, Utah                              84109
(Address of principal executive offices)             (Zip Code)


     (801) 467-2021
(Issuer's telephone number, including area code)

     Securities registered under Section 12(b) of the Act:

     Title of each class           Name of each exchange on which
                                        registered

          N/A                                     N/A


     Securities registered under Section 12(g) of the Act:

          Common Capital Voting Stock, $0.001 par value per share
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [X]  No [ ]            (2) Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] The issuer is not aware of any delinquent filers.

State issuer's revenues for its most recent fiscal year:     $___N/A________



     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked process of such common equity, as of a specified date within the past 60 days.

     As of the close of business on December 31, 2001, the Company's fiscal year-end, the aggregate market value of the voting stock held by non-affiliates was undeterminable and is considered to be zero ($0.00). This is because there was no trading market for the Company's securities during the entire fiscal year or by year-end; moreover, no common equity stock was sold during the fiscal year from which an alternative computation could be made under the above-formula. However, on January 30, 2002, the Company's equity stock did become eligible for trading on the OTC Bulletin Board (OTCBB) under the symbol "TTCG.OB" During February 2002 the Company's stock has been quoted on the OTCBB at a bid price of $0.05 and an offered or asked price of $0.25 per share. During February 2002 the Company observed that its stock had approximately five or six trades on the OTCBB at approximately ten cents ($0.10) per share. Assuming that the market value of the Company's stock is in fact ten cents ($0.10) per share, something that the Company believes is doubtful based on the lack of trading history or volume at such price, the issuer calculates that the aggregate market value of voting stock held by non-affiliates, as of December 31, 2001, would be somewhere in the neighborhood of approximately $185,000.


    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

     As of March 20, 2002, the issuer had 2,817,720 common capital shares issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     To the extent it is permitted to do so, the issuer seeks to incorporate by reference certain disclosure items contained in its Form 10-SB filed on

EDGAR on September 19, 2001 and its Form 10-SB/A filed on EDGAR on November 16, 2001, including certain exhibits filed therewith. The reason for doing so is that nothing material has happened with respect to the Company and its business between the date that its registration statement became effective, namely, November 19, 2001, and the date of this Annual Report on Form 10-KSB. The specific items of the issuer's Form 10-SB registration statement, or parts thereof, that the issuer intends to incorporate by reference are specifically referenced below. To the extent items from a Form 10-SB registration statement are not permitted to be incorporated into an Annual Report by reference, these items are referred to below for the sole purpose of providing the reader with a source for additional information on the issuer if he or she so desires.


Transitional Small Business Disclosure Format (Check one:  Yes ___; No _X_.


                         NOTICE AND DISCLAIMER REGARDING
                           FORWARD-LOOKING STATEMENTS

     Certain matters discussed herein may be forward-looking statements that involve a variety of risks and uncertainties. These could include, for example, any of the following: the timely development of existing or future properties, reserves and projects; the impact of metals prices and metal production volatility; changing market conditions; changes in the regulatory environment; and other material risks that are or will be described from time to time in the issuer's filings with the Securities and Exchange Commission ("Commission"). In this regard, reference is made to Exhibit 99, attached to and incorporated by reference into the issuer's September 19, 2001, Form 10-SB on file with the Commission, an exhibit titled "Risk Factors" and which purports or attempts to list and describe a variety of risk factors that the Company believes are material to a person investing or considering investing in the issuer.

     In light of the myriad risk factors involved with or facing the Company, actual results may differ materially or considerably from those projected, implied or suggested. As a result, any forward-looking statements expressed herein are deemed to represent Tintic Gold's judgment as of the date of this filing. Tintic Gold does NOT express any intent or obligation to update any forward-looking statement because it is unable to give any assurances regarding the likelihood that, or extent to which, any event discussed in any such forward-looking statement contained herein may or may not occur, or that any effect from or outcome of any such forward-looking event may or may not bear materially upon its future business, developments or plans, or its financial condition and results of operations. Reference is made to the issuer's September 19, 2001, Form 10-SB available on the Commission's EDGAR database.

                       TABLE OF CONTENTS
                                                                        PAGE

         Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                               PART I

ITEM 1.   Description of Business. . . . . . . . . . . . . . . . . . . . .10

ITEM 2.   Description of Property. . . . . . . . . . . . . . . . . . . . .16

ITEM 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .21

ITEM 4.   Submission of Mattters to a Vote of Security Holders . . . . . .22

                              PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters. . . . 23

ITEM 6.   Management's Discussion and Analysis or Plan of Operation. . . .24

ITEM 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . 29

ITEM 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure. . . . . . . . . . . . . . . . . . . . 30

                                   PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act. . . . . . . .30

ITEM 10   Executive Compensation. . . . . . . . . . . . . . . . . . . . . 32

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management. 35

ITEM 12.  Certain Relationships and Related Transactions. . . . . . . . . 37

ITEM 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .38

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .39

                          RISK FACTORS

     Investment in Tintic Gold's securities should be considered highly speculative. The Company has no recent operating history and is subject to all of the risks inherent in developing a business enterprise. In this regard, reference is once again made to Exhibit 99 to the Company's Form 10-SB filed with the Commission, via EDGAR, on September 19, 2001. Such exhibit contains an extensive though non-exhaustive list of possible risk factors confronting a person investing or interested in investing in or with the Company.

     The Company needs additional capital and has nominal revenues. Non-arms length transactions with related parties may occur in the future that may involve conflicts of interest. Furthermore, it should be carefully noted that Tintic Gold does NOT anticipate paying any dividends on its common stock.

     In brief, the Company's securities involve a high degree of risk. The reader is cautioned, therefore, to carefully read this Annual Report for the Company's fiscal year ended December 31, 2001 in its entirety and to seriously consider all of the factors and financial data that are herein disclosed, in particular, the specific risk factors described below. In addition, an investor or potential investor is encouraged to review the various risk factors disclosed in the Company's Form 10-SB and 10-SB/A registration statements. The following constitutes an effort to itemize a variety of risk factors involving the Company and its business:

     1.  RECENT STATUS AS A NON-REPORTING, NON-TRADED PUBLIC COMPANY.
Between the 1960's and the end of 2001, no trading market existed for Tintic Gold's common stock, other than for brief periods in the "pink sheets." As a result, the public is not familiar with the Company, its mining properties or business plan. Tintic Gold only recently obligated itself as a fully reporting company with its submission of a Form 10SB/12G on September 19, 2001, Commission File Number: 000-33167; CIK No. 0001159275. An amendment to this Form 10-SB was filed on November 16, 2001, an amendment that contains unaudited financial information on the Company for its third quarter ended September 30, 2001. This Form 10-SB registration statement became effective on November 19, 2001.

     The uncertainty that the issuer's business will be successful or that a trading market for its securities will develop must be considered in light of the potential difficulties, complications, problems, expenses and/or delays frequently encountered in connection with any new business, not to mention the mining business, a business involving a great deal of expense and regulation on the part of both state and federal government.

     These same factors may be compounded by even greater risks, particularly those characteristic of a speculative industry like mining exploration and development, and may be adversely affected by the competition in the industry and the strict regulatory environment in which Tintic Gold operates and will operate.

     2. EXPLORATION STAGE COMPANY. Mineral exploration (particularly gold and silver), is highly speculative in nature, is frequently nonproductive, and involves many risks, often greater than those involved in the actual mining of mineralization.

     Such risks may be considerable and may add unexpected expenditures or delays in the Company's plans. There can be no assurance that Tintic Gold's mineral exploration activities, if and when undertaken, will be successful or profitable. Even if mineralization is discovered, it may take a number of years from the initial phase of drilling until production is possible, during which time the economic feasibility of production may change.

     Furthermore, there can be no assurance that a determination of economic feasibility will apply over time because such a determination would be based partly on assumptions and factors that are subject to fluctuation and uncertainty, such as, for example, metal prices, production costs, and the actual quantity and grade of ore recoverable.

     3. LACK OF SUFFICIENT CAPITAL TO CONTINUE INDEFINITELY AS A REPORTING COMPANY. Tintic Gold's management has reactivated the Company and has voluntarily registered its common stock with the Commission to give its current shareholders liquidity and to otherwise make Tintic Gold more attractive to potential investors, including venture capitalists. Management also believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional and more comprehensive information concerning the Company. In addition, management believes that "reporting" status might also make the Company more attractive to an operating business opportunity as a potential business combination candidate.

     The cost of becoming a reporting company has been fairly substantial and the cost of continuing to file all necessary reports with the Commission and obtain the necessary accountings will continue to drain the Company's capital reserves. As of December 31, 2001, the issuer had approximately $29,000 in cash on hand and it is difficult to predict how long into the future the Company can continue to maintain its reporting obligations, though it has lawfully obligated itself to do so and otherwise believes that will have no problems in this regard for at least the next 18 to 24 months.

     However, the Company cannot provide any assurance that it will obtain future capital, or if so, that the amount raised will be sufficient to continue to establish the Company as a going concern.

     4. ACCUMULATED NET LOSS; NOMINAL WORKING CAPITAL. Tintic Gold has NOT commenced significant business operations as of the date of this filing. The Company remains in the exploration stage, but has not yet engaged in any exploration activities on its properties. Accumulated deficits and the potential for future deficits in working capital are losses that are expected to continue into the foreseeable future because the Company's operations are subject to numerous risks and uncertainties that are associated with an exploration company engaged in the mining business or industry, which has not yet reached planned operations.

     5. LACK OF REVENUE. Tintic Gold needs additional capital because currently, it has nominal revenues. What revenues it has are from interest income on cash balances in its money market account. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the mineralization from the ore and, in the case of new properties, to construct mining and processing facilities.

     The Company lacks a constant and continual flow of revenue. Currently, Tintic Gold does NOT have royalty interests in any mining production or properties. There is no assurance that the Company will obtain any such royalty interests, or that if so, it will receive any royalty payments, or that it will otherwise receive adequate funding to be able to finance its desired exploration and development activities.

     Further, while Tintic Gold intends to seek revenue sources on an on-going basis, there can be no assurance that such sources can be found, or that if available, the terms of such financing will be commercially acceptable. This lack of consistent revenue detrimentally affects the Company's plans and progress simply because the Company needs additional capital to fund business development, exploration and development operations, and to acquire additional mineral properties, if otherwise warranted or possible.

     6. REGULATORY AND ENVIRONMENTAL CONCERNS. Environmental and other government regulations at the federal, state and local level pertaining to the Company's business and properties may include: (a) surface impact; (b) water acquisition; (c) site access; (d) reclamation; (e) wildlife preservation; (f) licenses and permits; and (e) maintaining the environment. See Item 2 of this
Part I below titled "Description of Properties" which discusses risk factors relative to the ownership and development of the Company's properties.

     7. RETENTION AND ATTRACTION OF KEY PERSONNEL. Tintic Gold's success will depend, in large part, on its ability to retain and attract highly qualified personnel, and to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that the Company will be successful in retaining or attracting highly qualified individuals in key management positions.

     8. RELIANCE UPON DIRECTORS AND OFFICERS. At present, Tintic Gold is wholly dependent upon the personal efforts and abilities of its officers and directors, persons who exercise control over its day-to-day affairs. There can be no assurance that the Company will succeed in its various plans and endeavors, nor that its proposed operations will eventually prove to be profitable.

     9. INDEMNIFICATION OF OFFICERS AND DIRECTORS. Tintic Gold's Articles of Incorporation and Bylaws authorize it to indemnify any director, officer, agent and/or employee against certain liabilities. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not it would have the power to indemnify such person against the liability insured against. Indemnifying and/or insuring officers and directors from the increasing liabilities and risks to which such individuals are exposed as a result of their corporate acts and omissions could result in substantial expenditures by the issuer, while preventing or barring any recovery from such individuals for the possible losses incurred by the issuer as a result of their actions. At the same time, the Commission, including state regulatory authorities, take the position that indemnification against securities violations is against public policy as expressed in the 1933 Act, as amended, and, therefore, any such indemnification is unenforceable with respect to any claim, issue, question, or matter of liability touched upon by anything within the purview of the federal securities laws and regulations. The Company has no plans to obtain any officer or director (D&O) liability insurance. See heading in Item 9 of Part III below titled "Director and Officer Liability Limitation."

     10. NO DIVIDENDS. Holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for that purpose. To date, Tintic Gold has NOT paid any cash dividends. The Board does NOT intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. Even if the Board desired to declare any dividends, the Company's ability to do so would very likely be restricted because the Company is seeking, or will be seeking, outside financing and financing covenants tend to prohibit such declarations.

     11. PREEMPTIVE RIGHTS, CUMULATIVE VOTING AND CONTROL. In accordance with the Company's Articles of Incorporation and the laws of Utah, there are no preemptive rights in connection with Tintic Gold's common stock. There can be no assurance that Tintic Gold shareholders might not be further diluted in their percentage ownership of the Company's common stock in the event that additional shares are issued by Tintic Gold in the future. Moreover, cumulative voting in electing directors is NOT provided for. Accordingly, the holder(s) of a majority of the Company's outstanding shares, present in person or by proxy, will be able to elect all of the Company's Directors. See "Description of Securities" heading at the end of Item 1, Part I below. Reference is further made to Part I, Item 8 titled "Description of Securities" in the Company's Form 10-SB registration statement at page 29, the contents of which are incorporated herein by reference.

     12. MARKET FOR COMMON STOCK. Throughout calendar 2001, no market existed for the Company's common capital stock. However, on January 30, 2002, the Company became eligible for listing on the OTCBB administered by the National Association of Securities Dealers, Inc. ("NASD"). The trading symbol assigned to its common capital stock is TTCG.OB.

     Though no one can know for certain, management expects that the market price for shares of the Company's common stock is likely to be volatile and otherwise trade at a large spread between the bid and asked prices. To be sure, numerous factors beyond the Company's control may have significant impact, from time to time, on a company's common stock, with adverse consequences. Though none of the Company's stock traded on the OTCBB during the Company's fiscal year ended December 31, 2001 (it only having become eligible for trading after January 30, 2002), the Company's stock has been quoted, during the February 2002 30-day "quiet period" contemplated under OTCBB rules and regulations, at five cents ($0.05) bid and twenty five cents ($0.25) asked. During February 2002, the Company observed that a few trades occurred at approximately ten cents ($0.10) per share. Whether there is or will continue to be a market at this price remains to be seen and is a factor or circumstance beyond the Company's control.

     Stock markets generally experience extreme price and volume fluctuations that can, and do, greatly affect the stock trading of "small capital" companies such as Tintic Gold. These fluctuations often are unrelated to the operating performance of the company itself. Further, in conjunction with changes in other economic and political conditions, all such factors and uncertainties may adversely affect the market price of the Company's common stock. Reference is made to Part II, Item 1 of issuer's Form 10-SB registration statement, pp. 30-31 thereof, titled "Market Price of and Dividends on Registrant's Common Equity and Other Shareholder Matters."

     13. RISKS OF PENNY STOCKS. The Company's common stock is considered to be a "penny stock" because it meets one or more of the definitions in Commission Rules 15g-2 through 15g-6, Rules made effective on July 15, 1992. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. See paragraph 14 immediately below.

     At such time as the Company meets the relevant requirements, if it ever does, something to which no assurance can be given, it may attempt to qualify for listing on either NASDAQ or a national securities exchange, but there can be no assurance of this.

    14.       BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.
Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

     Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

     15. PUBLIC, NON-AFFILIATE SHAREHOLDERS WILL SUFFER THE GREATEST LOSSES IF THE COMPANY IS UNSUCCESSFUL. If Tintic Gold's future operations are successful, present shareholders who are not affiliates of the Company would realize benefits from Tintic Gold's growth. However, if the Company's future operations are unsuccessful, persons who purchase its securities in the market or by means of a subsequent public or private offering likely will sustain a severe or principal loss of their investment.

     16. POTENTIAL FUTURE STOCK ISSUANCES; DILUTION. It is not now known, nor might it ever be known, what other stock issuances the Company might find advisable or otherwise be required to undertake in the future, issuances that would substantially dilute existing shareholders. See headings titled "Business of Issuer and Risks Associated Therewith," "Sources of Business Opportunities and Risks Associated Therewith," "Evaluation and Risks Associated Therewith," and "Form of Potential Acquisition, Merger or Reorganization and Risks Associated Therewith," all on pp. 10-13 of Part I,
Item I of the Company's Form 10-SB registration statement titled "Description of Business"; see also Part I, Item 2 of the Company's Form 10-SB titled "Management's Discussion and Analysis or Plan of Operation," pp. 16-22 thereof, the contents of which are incorporated herein by reference.

     The potential impact or significance of any future stock issuance of "restricted" shares is as follows: under Rule 144 a person (or persons whose shares are aggregated) who has satisfied a one (1) year holding period, may sell within any three month period, an amount of shares which does not exceed the greater of one percent (1%) of the then outstanding shares of common stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of the issuer and who have beneficially owned the shares for a minimum period of two (2) years. Hence, the possible sale of the restricted shares issued and outstanding may, in the future, dilute the percentage of free-trading shares held by a shareholder or subsequent purchaser of the Company's securities in the market, and may have a depressive effect on the price of the issuer's securities. Further, such sales, if substantial, might also adversely affect the issuer's ability to raise additional equity capital in the future.

     In addition to the foregoing, a secondary public offering and consequent public issuance of additional securities as a result thereof, would also have a dilutive effect on the holdings of existing shareholders and would otherwise, more than likely, have a depressive effect on the market price of the issuer's common stock. At this time, the Company has NO plans to engage in any public offering of its securities.

     17. COMPETITIVE CONDITIONS IN THE INDUSTRY. Mining companies compete to obtain favorable mining properties and to evaluate exploration prospects for drilling, exploration, development, and mining. Tintic Gold faces competition from certain other similarly situated junior mining companies in connection with the acquisition of properties capable of profitably producing gold, silver, copper and other mineralization. This includes other mining companies either operating or who own properties within the Tintic Mining District.

     However, the Company is unable to ascertain the exact number of competitor companies, or whether or when such competitors' competitive positions could improve. Thus, Tintic Gold may be unable to acquire or develop attractive mining properties or investors on terms acceptable to management. Accordingly, there can be no assurance that such competition, although customary in the mining industry, will not result in delays, increased costs, or other types of adverse consequences affecting Tintic Gold. See heading titled "Competition" in Part I, Item 1 of the Company's 10-SB registration statement titled "Description of Business," pp. 9-10 thereof.

     18.  MANAGEMENT'S RELATIVE LACK OF EXPERIENCE IN AND/OR WITH MINING.
No one currently serving as an officer or director of the Company is or has ever been employed with a mining company; furthermore, none has ever been employed in or with the mining industry in general. Also, no director or officers has an education or college or university degree in mining or geology or a field related directly to mining. Such persons therefore lack relative experience in or with mining, including the mining of precious metals. See
Item 9 of Part III below titled "Directors, Executive Officers, etc."

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

     BACKGROUND. TINTIC GOLD MINING COMPANY (the "Issuer" or "Company" or "Tintic Gold"), incorporated on June 14, 1933, is a U.S. mineral resource company chartered, since its inception, as a Utah corporation. It is classified or referred to as an exploration stage company. The Company has not yet engaged in any exploration activities and has not yet reached planned operations.

     Tintic Gold's patented mining claims are located within the historic Tintic Mining District (organized on December 13, 1869) in Juab County, Utah. These properties were part of a once-thriving mining district with worldwide acclaim. In 1979, the Tintic Mining District was listed in the National Register of Historic Places.

     Tintic Gold is authorized to conduct business in Utah and has conducted business in Utah since 1933. It has also owned its existing patented mining claims since 1933, properties that it acquired from the Emerald Mining Company. These properties are owned free and clear of any lien or encumbrance other than the fact that a prior director from over 20 years ago, Mr. C. Chase Hoffman, owns the surface rights and otherwise retains a 3 1/2% net smelter return interest on any production. For more information regarding the history of the Company, reference is made to its Form 10-SB filed on EDGAR on September 19, 2001, a document containing a lengthy and descriptive history of the Company and which further attaches two geological reports on the Company's patented mining claims.

     Tintic Gold has not been involved in any bankruptcy, receivership or similar proceeding; and, other than in the ordinary course of business, there has been no material reclassification, consolidation, merger, or purchase or sale of any significant amount of assets.

     None of the Company's officers and directors or majority shareholders has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding and none is involved in any litigation that would have any direct or indirect impact or bearing on the Company or its business.

     EXECUTIVE OFFICES. Tintic Gold's executive or principal offices are located at 3131 Teton Drive, Salt Lake City, Utah.

     SUBSIDIARIES AND RELATED COMPANIES. Tintic Gold does NOT have any subsidiaries or related companies or entities. None of its officers or directors currently serve on the board or otherwise act as officers of any other company, partnership or limited liability company engaged in mining or involved in the mining business.

     TRADING AND REPORTING HISTORY. Tintic Gold's common stock may have been, at one time, listed on the Intermountain Stock Exchange but, if so, management believes that would have been prior to 1955. During the 1960's and early 1980's it was listed for trading in the so-called "pink sheets." Between the early to mid-1980's and January 29, 2002, the Company was not listed in the "pink sheets" nor was it listed on any exchange or any electronic inter-dealer quotation medium or system of any kind. On January 30, 2002, after having filed a Form 10-SB registration statement with the Commission on September 19, 2002, and a Form 10-SB/A on November 16, 2001, the Company received notice from the National Association of Securities Dealers, Inc. ("NASD"), that its submission, through Salt Lake City-based securities broker-dealer Wilson-Davis & Company, would be accepted and that it would be listed on the Over-the-Counter Bulletin Board (OTCBB). Accordingly, Tintic Gold, since January 30, 2002, has been listed on the OTCBB and trades under the symbol TTCG.OB. To the knowledge of management, the most recent market price has been five cents ($0.05) bid and twenty five cents ($0.25) asked or offered. Also, a handful of trades occurred during February 2002 at approximately ten cents ($0.10) per share. Lately, there has been no trading activity.

     JOINT VENTURES. The Company has neither entered into, nor participates in, any joint venture arrangements nor does it have any plans to engage in any joint venture with any person or party.

     RECENT CHANGES IN OWNERSHIP.  Prior to year-end, on or about December
20, 2001, a former officer and director resigned from the board of directors and thereupon divested himself of approximately 166,000 shares that he had owned or controlled. This left him as a direct or indirect owner or holder of less than 5% of the Company's issued and outstanding shares. See Form 8-K filed by the Company on or about December 28, 2001; see also Item 13 of Part

III below titled "Exhibits and Reports on Form 8-K." In addition, the Company's officers and directors received a total of 425,000 "restricted" shares for services they rendered the Company during 2001, shares that have been booked as issued and outstanding as of December 31, 2001. See Item 7 of
Part II below, the Company's audited financial statements for its year end. Furthermore, during February 2002, two officers and directors acquired additional shares in non-issuer transactions which increased their respective holdings in the Company. The officers and directors and 5% or greater shareholders, as a group, now own, hold or control approximately one-third or 33% of the Company's issued and outstanding shares. See Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management."

     PATENTS, TRADEMARKS, LICENSES, FRANCHISES. Tintic Gold does NOT own any patents, trademarks, licenses, franchises, or concessions, except for patented mining claims granted by the government to private landowners.

     LONG-TERM GOAL AND OBJECTIVES. Tintic Gold's long-term business goal is focused on advancing the exploration, development and mining potential of the mining properties it owns. The Company's intermediate objectives for funding and advancing this goal are two-fold: First, it seeks to re-establish itself as an active business operation. Accomplishing this preliminary goal has in part been met in that the Company is now a fully "reporting company" and has obtained audited financial statements, not just those that it filed with its registration statement on Form 10-SB, but also those incorporated into this Form 10-KSB in Item 7 of Part 2 below. To accomplish the second of these objectives, the Company will seek to obtain capital funds, preferably from equity investment sources, if possible, but also by participation in joint business arrangements.

     The Company has been focused on accomplishing the first of these intermediate objectives. When that objective nears completion, management will then be able to more specifically determine the necessary short-term plans and strategies best suited to accomplishing the second of its intermediate objectives. In this regard, the Company hopes and expects, ultimately, to achieve its long-term goal of creating an on-going source of positive cash-flow from mineral development, exploration and mining. Reference is made to the Company's Form 10-SB registration statement filed with the Commission on September 19, 2001, a document that further explains the Company's plans and objectives in substantial detail.

     BUSINESS PLAN. Management continues to develop its business plan, if justified, to resume mineral exploration and the development and promotion of the Company's mineral properties. To finance these activities, the Company may seek to receive income through a joint venture of some kind or some other form of business arrangement with a larger and better capitalized mining company.

     As the Company is organized for the purpose of " . . . transacting any lawful act or activity for which corporations may be organized under the Utah Revised Business Corporation Act," the Company may entertain potential merger candidates who are NOT engaged in the business of mineral exploration and/or mining. Management believes that the Company has the flexibility to negotiate a merger or acquisition transaction with any type of business or entity, provided that consummation of a transaction is ultimately in the best interests of the Company and its stockholders.

     In the event that the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there is the further possibility of a change in control of the Company.

     Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate. This type of information might not be readily available to some types of business ventures, or otherwise too expensive and time consuming, thereby rendering the possibility of a merger or other acquisition transaction with such an entity remote.

     If warranted by future events, Tintic Gold may or may not explore and develop its properties on its own. At the same time, however, the Company does NOT, in any event, foresee or otherwise contemplate expanding its mining operations outside the United States of America.

     CURRENT DEVELOPMENTS. Tintic Gold is a viable exploration stage company. While it is an active Utah corporation in good standing with the State of Utah, the Company has not reached planned operations, and it is NOT currently entertaining or discussing a potential merger or acquisition transaction with any other person or entity. Nonetheless, the Board of Directors has determined that the best interests of the Company and its shareholders was served by filing the registration statement that the Company filed with the Commission on September 19, 2001, on a voluntary basis, thereby further committing or obligating itself to filing periodic reports and other forms with the Commission such as this Annual Report on Form 10-KSB.

     The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

     SEASONABILITY. Tintic Gold's business is not seasonal in nature except to the extent that weather conditions at certain times of the year may affect access to its property.

     NUMBER OF EMPLOYEES. At present, Tintic Gold does NOT have any employees. Should it succeed in obtaining sufficient working capital, the Company may contract for the services of 1 or 2 part-time employees, and may also enter into contractual arrangements with 1 or more consultants. Tintic Gold may or may not contract with additional employees or consultants from time to time, depending upon the circumstances of its operations and whether such a course of conduct is warranted. Any consultants retained by the Company shall be considered independent contractors who it is not anticipated will be able to bind the Company in any way as an agent of the Company.

     ADOPTION OF 2002 STOCK OPTION/STOCK ISSUANCE PLAN. In a January 15, 2002, written consent of the directors, a copy of which is attached hereto as Ex. 99, the Board of Directors unanimously resolved to adopt a 2002 Stock Option/Stock Issuance Plan ("Plan"), a copy of which is further attached hereto and incorporated by reference as Exhibit 10. See also Item 10 in Part III below titled "Executive Compensation." This Plan allows for the issuance of stock for compensation and incentive purposes to officers, directors, employees and consultants under both qualified and non-qualified plans or programs.

     Under the Plan, a total of 1,000,000 shares are entitled to be issued and none are as yet issued as of the date of this report. Because the Plan speaks for itself, reference is made to this exhibit. The Plan was adopted with a view to eventually filing an S-8 registration statement with the Commission pursuant to which no more than a total of 1,000,000 shares will be registered under such form, an event which would not only dilute existing shareholders but which might also have a depressive effect on the market price of the Company's stock. This is because stock registered pursuant to S-8 is or can be "free-trading" depending upon whether it is issued to affiliates of the Company or not. At the same time, the Board has no intention of registering, under S-8, any part or portion of the recently issued 500,000 "restricted" shares issued to four individuals for services rendered the Company during 2001. See Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management."

     In the January 15, 2002, written consent of directors, Exhibit 99 hereto, the Board further resolved that, when earned, officers and directors will be entitled to receive stock options to acquire a total of 250,000 shares under the Plan at an option price of $0.025 per share or for total consideration to the Company of $6,250. As of the date of this document, the subject options have not been granted by the Company because they have not yet been earned. When earned, they will be granted pursuant to a to-be-executed Qualified or Non-Qualified Stock Option Agreement entered into by and between the Company and the specific officer, director, employee or consultant receiving the option. See Exs. 10 and 99; see also, Item 10 in Part III below titled "Executive Compensation."

     As with the value given the 500,000 "restricted" shares issued to four individuals as of December 31, 2001, all of which is discussed in Item 5 of
Part II below titled "Market for Common Equity and Related Matters," the above-referenced option price of $0.025 per share was arrived at on January 15, 2002, a date before the Company was eligible for trading on the OTC Bulletin Board, before a submission had been made to the NASD in this regard, and consequently, before a trading market either existed or had developed for the Company's stock. The reason that the Board determined to give an option price on the first 250,000 shares to be acquired under the Plan at a half a penny per share less than the 500,000 "restricted" shares authorized to be issued at the same time for services rendered during 2001 is that the optionees on the first 250,000 shares issuable under the Plan will be required to part with monetary consideration as opposed to consideration in the sole form of services. It should also be noted that, depending upon the status of the optionee, shares issuable under the Plan and in subsequent S-8 registration could be designated as "free-trading" or so-called "control" shares not bearing the type of restrictive legend typically used or associated with "restricted" stock. The Board thus determined that it was more fair and reasonable if monetary consideration was in fact paid or given for shares that might bear these characteristics, or the lack thereof. See Item 10 of Part III below titled "Executive Compensation." This discussion is not to ignore that any board member, officer, employee or consultant who ultimately acquires shares under the Plan will be required to either register such shares or have an exemption from registration in the event that he or she seeks to offer, sell or otherwise dispose of them after receipt thereof.

     GOVERNMENT REGULATION OF ENVIRONMENTAL CONCERNS. Tintic Gold remains committed to complying with various federal, state and local provisions that regulate the discharge of materials into the environment and govern the conduct of mining activities for the protection of the environment. To its knowledge, the Company was in full compliance with these environmental regulations during fiscal 2001 and intends to continue to fully comply in fiscal 2002 and beyond.

     To management's best knowledge, information and belief, Tintic Gold is neither listed on any known environmental cleanup roster, nor is Tintic Gold's property listed as a "superfund" site. The Company is aware through local newspaper articles that the federal Environmental Protection Agency (EPA) has done lead sampling in the Eureka, Utah, area (an area within the Tintic Mining District) and is otherwise concerned about possible lead contamination of Eureka, Utah inhabitants, but the Company has received no notice in this regard and knows nothing further in this regard. See Item 3 of Part 1 below titled "Legal Proceedings."

     To fulfill its environmental compliance obligations, Tintic Gold must attend to the complex requirements of laws encompassing jurisdictional authority over matters affecting land, mineral rights and/or the surface under which mining activities are proposed. Such compliance may materially affect Tintic Gold's capital expenditures, earnings and competitive position in the following general areas:

     1) surface impact, 2) water acquisition, 3) site access, 4) reclamation,
5) wildlife preservation, and 6) permit and license qualification. To date, compliance has not had a material financial effect or other impact on Tintic Gold because its activities have not had a material and significant impact on the environment.

     As the Company becomes more active on its properties, however, it is reasonable to expect that compliance with environmental regulations could substantially increase in cost. Such future compliance could include performing feasibility studies on the surface impact of the Company's proposed operations; minimizing surface impact, water treatment and protection; reclamation activities including rehabilitation of various sites; and on-going efforts at alleviating the mining impact on wildlife. Moreover, governmental agencies may require permits or bonds from year to year to ensure the Company's compliance with applicable regulations.

     During fiscal 2001, Tintic Gold did not engage in any activity that would have required, and no governmental agency required, it to obtain any permits or bonds, or otherwise cause the Company to expend any funds to comply with any material environmental regulation. Moreover, the Company does not anticipate that any reclamation bonding will be required during fiscal 2002, or in the reasonably foreseeable future.

     Tintic Gold does NOT anticipate any material capital expenditures for environmental control facilities during fiscal 2002. The cost of future compliance affecting the Company's mineral properties may depend upon the extent and type of exploration and testing required.

     There can be no assurance, however, that Tintic Gold will be able to comply with all requirements imposed on any such future development, or that it will be able to economically operate or pursue exploration and development activities under future regulatory provisions.

     DESCRIPTION OF SECURITIES; COMMON STOCK AND DIVIDENDS. The authorized capital stock of the Company consists of 10,000,000 shares of common stock, $0.001 par value, of which 2,817,720 were issued and are outstanding as of the Company's fiscal year-end, December 31, 2001. (Such figure of the total number of issued and outstanding shares as of December 31, 2001, includes 500,000 "restricted" shares authorized to be issued to four individuals on January 15, 2002 for services rendered the Company during 2001, shares that were physically issued by the transfer agent on February 13, 2001. See Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management."; see also Exhibit 99 attached hereto. Because these 500,000

"restricted" shares were earned in 2001, the Company determined that it needed to book such shares as issued and outstanding as of year-end.) The holders of the Company's common stock are entitled to receive such lawful dividends as may be declared by the Board of Directors. As of this date, no such dividends have been declared nor does management believe it likely that dividends will be declared in the near or distant future. There are no redemption or sinking fund provisions applicable to any shares of common stock. All outstanding shares of common stock are fully paid and non-assessable. For further information in this regard, reference is made to the heading in the Company's Form 10-SB called "Description of Securities."

     VOTING RIGHTS. Stockholders are entitled to one vote on all matters to be voted upon for each share of common stock held. The shares do not have the right to cumulative voting for directors, meaning that holders of more than 50 percent of the shares voting for the election of directors can elect all of the directors if they choose to do so.

     LIQUIDATION RIGHTS. In the event of liquidation, dissolution or winding up of the Company, holders of common stock shall be entitled to receive pro rata all of the remaining assets of the Company that are available and distributable to the shareholders after first satisfying claims of creditors and anyone else having rights that are superior to those of the stockholders.

     PREEMPTIVE RIGHTS. Stockholders do NOT have a preemptive right, by statute or under the Company's Articles of Incorporation or Bylaws, to acquire the Company's unissued shares of common stock. See Risk Factor No. 11 at the beginning of this document.

     TRANSFER AGENT. Fidelity Stock Transfer Company is the transfer agent for the Company's common stock. Its address is 1800 South West Temple Street, Suite 302, Salt Lake City, Utah 84115, and its telephone number is (801)484-7222.

ITEM 2.     DESCRIPTION OF PROPERTY

     Tintic Gold's property consists of three (3) patented mining claims located in the Tintic Mining District, Juab County, Utah, about a quarter or half a mile from the town of Mammoth, Utah, approximately 90 miles south of Salt Lake City. For a more comprehensive description of the Company's property, reference is made to the heading titled "Description of Property" comprising Item 3, Part I, pp. 22-25 of the Company's Form 10-SB filed on EDGAR on September 19, 2001.

     FORM OF OWNERSHIP. Tintic Gold does not hold "unpatented" mining claims. (An unpatented mining claim is a parcel of property located on federal lands that the U.S. government continues to own, though it has granted the private party claimholder the right to explore and mine the claim.) Instead, the Company owns patented mining claims. (A "patented" mining claim is land originally held as unpatented, to which the private-party claimholder has been conveyed fee simple title by the U.S. government, after meeting the federal patenting requirements.) The important distinction or difference in the type of mineral interest it represents is that the patent gives the claimholder full and complete ownership, outright, of the land on which the claim is located. In this case, however, the surface rights are owned by a former officer and director named C. Chase Hoffman. Such rights were conveyed to Mr. Hoffman in 1980 in consideration for money Mr. Hoffman had advanced the Company over the years. See the heading titled "Description of Property" comprising Item 3, Part I, pp. 22-25 of the Company's Form 10-SB filed on EDGAR on September 19, 2001. Mr. Hoffman also retains a 3 1/2% net smelter return royalty interest in the event of any mineral production on the property.

     THE EFFECT OF REGULATORY CHANGES ON HOLDING UNPATENTED MINING CLAIMS. The U.S. Bureau of Land Management (BLM) promulgated new regulations in 1997 regarding hardrock unpatented mining claims (see 43 CFR 3809). Compliance with the 1997 regulations is both time-consuming and costly. Therefore, Tintic Gold does NOT intend to purchase or locate any unpatented claims, but instead, to concentrate its exploration and development activities primarily on its own privately-held land and perhaps on land that, at some point in the future, it may decide to acquire, including but not limited to a Utah state mineral leasehold of some kind. Management believes that these BLM regulations will have little or no effect on the Company's activities.

     TYPE OF PROPERTY/MINING AND PRODUCTION HISTORY. The Company's three (3) patented mining claims are lode claims. (Such claims contain deposits of minerals, in this case, gold, silver, copper and lead, in solid rock. A placer claim, on the other hand, is a deposit of sand and gravel containing valuable minerals.)

     Tintic Gold's property, which the Company has owned since 1933, lies within the Central portion of the Main Tintic Mining District, Juab County, Utah, approximately 90 miles south of Salt Lake City. The property is bounded on the north and east by the Centennial Eureka, Grand Central, and Mammoth mines, and on the south and west by the Empire Mines property. The property consists of three (3) patented lode mining claims known as the Emerald, Ruby and Diamond Lode Mining Claims. These claims embrace a portion of Sections 19 and 30, Township 10 South, Range 2 West and Sections 24 and 25, Township 10 South, Range 3 West, Salt Lake Base and Meridian, bearing Mineral Survey Number 188, and together designated as Lot No. 224, more particularly described in the patent recorded at Book 60, Page 406, of the records of Juab County, Utah. These properties comprise an area of approximately 44.43 acres. These claims cover an area 3,000 feet north-south and 550 to 900 feet east-west.

     Structurally, these properties lie along the west flank of the northward plunging asymmetric trough of the Tintic syncline. Beds strike approximately due north and dip steeply to the east. Surface exposures show the predominant rock type to be Ajax Dolomite of Cambrian Age. The central portion of the property is cut by the trace of the northeast striking Emerald-Grand Central fault. The east-west striking Sioux-Ajax fault zone is inferred to cut through the property and could intersect the northeast structure within the boundaries of the property. Due to soil cover, their exact position cannot be readily determined.

     Some of the property's nearest neighbors have been large producers of high-grade ore, including the Centennial Eureka on the north and east, the Mammoth on the east, and the Empire Mines on the south and west.

     The property is located on the outcrop of the Ajax limestone. This has been one of the most favorable ore-bearing formations of the Main Tintic Mining District.

     Because of general geological conditions, the Tintic Gold property has three excellent prospects. One is in deeper development in the northern part of the property; two, in a mineralized vein near the main shaft on the 1,000 level; and three, above the 600 level on the southern end of the property.

     From the standpoint of the vertical range of the ore deposits in adjoining mines, the same locations for development work are indicated. In the Centennial Eureka and Grand Central properties to the north, the ore bodies occurred several hundred feet lower than the 700 level of the Tintic Gold, while in the Mammoth Mine, to the east, an ore channel came to the surface.

     There are several prominent fissures in the Tintic Gold property. Fissures north of the shaft show calcite and oxidized iron. This suggests possibilities for improved mineralization at depth. Close to the shaft an east-west cross fissure reportedly carries substantial values in lead from the 200 to 1,000 levels in workings presently inaccessible. This fissure should be prospected for intersections and at greater depth. South of the shaft are two main north-south fissures. One known as the Diamond fissure shows jasperoid quartz.

     A spur line of the Union Pacific Railroad with loading ramps lies less than two miles to the northeast.

     The property has been developed by numerous shallow shafts, surface workings, and a one and one-half compartment shaft sunk one thousand feet deep, with levels driven at the 400, 500, 600, 700 and 1,000 foot levels.
This shaft is known as the Emerald Mine or Shaft. At present, all of the existing underground workings are inaccessible. No ore minerals of commercial grade are believed to have been encountered in the old workings and no ores having significant value are believed to have been produced from the property directly. It is not anticipated that the opening up or rehabilitation of the old workings will be attempted at the present time or at any future time. Any exploration will be in the nature of surface assay sampling or testing and, if sufficient evidence is obtained, drilling may be considered. And in such event, the Company will be subject to regulation by the Utah Division of Oil, Gas and Mining (DOGM). See "Government Regulation" section above. It should be again noted that the potential for pursuing an extensive permitting process in order to further drill the property is dependent on the price of gold and silver.

     The mineralization of interest is believed to be of the siliceous copper-gold-silver category. However, the possibility of this property attaining the status of a gold or silver producer will depend upon the results of any future testing and drilling program engaged in by the Company. At the present time, this property has no known ore reserves. The objective of the proposed geological mapping and other work is to determine what exploration program, if any, to pursue.

     It should be noted that although smelting facilities have historically been located within at least seventy (70) miles of the property, it is standard procedure in the mining industry to negotiate individual milling and smelting contracts with ore purchasers based upon grade and type of minerals. There is no assurance that ores, if developed, could ever be sold, let alone sold for a profit. It is unknown at this time if the Burgin mill owned by Chief Consolidated Mining could handle or would be willing to handle and process ore obtained from the Company's property. The Burgin mill is located less than five miles from the Company's property.

     For further information regarding the gold, silver and other mining potential of the property, including its specific geology, reference is made to two (2) geology reports attached to the Company's Form 10-SB registration statement. The first report attached thereto as Exhibit 10(iii) is dated March 24, 1939 and authored by geologist J.J. Beeson and titled "Report on the Property of the Tintic Gold Mining Company in the Tintic Mining District Near Mammoth, Utah." The second report, dated April 15, 1975, is in the form of a letter to Golden Spike Oil & Mining Co. and is attached thereto as Exhibit 10(iv). Geological engineer Murray C. Godbe, III, authors this latter report. Therein, Mr. Godbe concludes:

         Based upon a comprehensive knowledge of
         the district and examination of geologic mapping and sampling of the workings by reputable observers (Crane and Beeson), the writer has reached the following conclusions:
         1.      From general geologic conditions,
         the property of the Tintic Gold Company is exceptionally well located.
         2.      Favorable formations outcrop on
         the surface and extend to depth.
         3.      The property is in an area where
         intense mineralization has taken place.
         4.      In adjoining properties only a few
         hundred feet away where major ore bodies are found at certain elevations in the Ajax formation those zones have not been prospected by the workings of the Tintic
         Gold property.
         5.      There has been sufficient
         fissuring and faulting to provide channels through which mineralizing solutions can penetrate the limestone beds.
         6.      Some of the best fissures have not
         been prospected in the most favorable beds of the Ajax formation.
         7.      The expense of exploration
         development is not expected to be
         excessive.  Although a great deal of
         underground rehabilitation is expected,
         these costs are anticipated to be less
         than new development work.
         8.      With reasonable success there may
         be sufficient ore developed, especially at the 600 level Diamond fissure zone, to pay for additional development work and yield a profit.

     As to the property's mining and production history, the extent of mining and production on the Company's mining properties is not known. This is particularly true in that precious metals were first discovered in the Tintic Mining District area in 1870, over 130 years ago. Nonetheless, the property does contain the Emerald Shaft or Mine which existing data and other information suggests is at least 1,000 feet deep. There are also other "prospecting pits" on the property. It is also not known how much ore has come out of the Emerald Mine over the years or when it was first dug and explored or when and to the extent additional exploration occurred.

     EXPLORATION, DEVELOPMENT AND REHABILITATION WORK. There has been no mining or other production activity on Tintic Gold's properties since the 1930's and 1940's, except perhaps briefly before World War II. Only a limited amount of exploration or development work has been conducted on the Company's properties since World War II. ("Exploration" is the work involved in searching for ore. "Development" is the construction work carried out for the purpose of extracting ore from the deposit or mine.) See the 1939 and 1975 Geology Reports attached, respectively, as Exs. 10(iii) and 10(iv) to the Company's Form 10-SB filed with the Commission on September 19, 2001.

     In the late 1980's, Centurion Mines Corporation ("Centurion"), later to be known and now known as Grand Central Mining Company, negotiated a five-year lease with the Company to operate Tintic Gold's patented mining claims.

     Centurion carried out limited mineral exploration and development work on the Tintic Gold properties, but terminated this lease in 1997. To the best knowledge, information and belief of current management, no ore production came from the Company's properties. Prior to that time, Tintic Gold's properties were inactive from World War II until 1987, when Centurion carried out limited exploration consisting mainly of geologic mapping and sampling. Centurion also performed some maintenance and rehabilitation work on the Tintic Gold properties though it is not believed that Centurion did any maintenance or rehabilitation on the underground workings of the Emerald Mine. Centurion continued its activities until 1997. No additional work has been done on the properties since that time. Under the Company's lease agreement with Centurion, Centurion was obligated to do a certain amount of assessment work every five (5) years. This was done and the Company possesses copies of the assessment work carried out by Centurion and its successor.

     FUTURE PLANS FOR EXPLORATION AND DEVELOPMENT WORK. To date, Tintic Gold management has NOT applied for exploration permits for work on any of its patented mining claims. However, during 2002 and into 2003, the Company may consider conducting geological mapping, geochemical sampling, and geophysical surveys, if sufficient funds are available for such purpose, and if all goes well and the Company has sufficient capital, to possibly file applications for permits that would permit exploratory sampling or drilling to be carried out. Tintic Gold's management has not yet determined whether the Company will actually carry out drilling operations. This will depend on sources of and the availability of funds. Accordingly, no assurance can be given that it will in fact be either undertaken or carried out.

                   RISK FACTORS RELATED TO COMPANY'S PROPERTY

     1. REALIZATION OF INVESTMENTS IN MINERAL PROPERTIES AND ADDITIONAL CAPITAL NEEDS. The ultimate realization of Tintic Gold's investment in mineral properties is dependent upon, among other factors, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and the profitability of prospective production, once such occurs, if it ever does. There presently exists substantial uncertainty concerning these and other matters and no assurances can be made regarding the Company's expectation of acquiring sufficient funds to finance its operations throughout fiscal 2002, 2003 and beyond.

     Tintic Gold does NOT have sufficient capital of its own to implement a full-fledged business development plan or finance its intended operations, let alone to explore and develop its mineral properties. There can be no assurance that the Company will ever be successful in obtaining the required funds to finance its long-term capital needs.

     2. ABSENCE OF RECENT MINING ACTIVITY. There has been no significant mining activities on the Company's properties recently, except for limited assessment, exploration and development work during the late 1980's and early to mid-1990's. After Centurion Mines Corporation and its successor, Grand Central Mining, no other mining company or entity has made any offer to purchase, lease, or engage in any other transaction, such as a joint venture, with respect to Tintic Gold's property. Although the Company incurs only nominal expense to preserve its ownership and maintain its property, it presently receives no revenue or other income for that purpose.

     3. UNCERTAINTY OF DEMAND FOR TINTIC-TYPE, OXIDIZED ORE. Due to the development of modern hydrometallurgical processes, the absence of suitable smelters, and the availability of more cost-effective techniques, it is uncertain what the future level of demand will be for the type of oxidized mineralization present on the Company's properties. Also, the amount it could cost to reopen and finance a mining operation is likely to be dependent upon several factors. These include: acceptable price levels of the relevant metals; milling and smelting availability; fluctuations in market demand over time; extent of competition with other companies; availability of acceptable construction costs; availability of acceptable labor costs; feasibility of obtaining economical housing facilities; manageable equipment costs; realistic capital costs; and the acceptability of other price and cost variables.

     4. RELIANCE UPON ESTIMATES AND ASSUMPTIONS. Exploration stage mining companies use the evaluation work of professional geologists, geophysicists, and engineers to make estimates in determining whether to acquire an interest in property, or to commence exploration and development work. These estimates generally rely on scientific and economic assumptions, and in some instances may not be correct. The economic viability of a property cannot be determined until extensive exploration and development work has been conducted and a comprehensive feasibility study performed. This work could result in the expenditure of substantial amounts of money on a property before it even can be determined whether or not the property contains economically recoverable mineralization. No feasibility studies have been performed on Tintic Gold's properties because considerable exploration and development work remains to be done. Moreover, market prices of minerals produced are subject to fluctuation, which may adversely affect the economic viability of properties on which expenditures have been made. The Company is not able to presently determine whether or not, or the extent to which, such risks may adversely affect its strategy and business plan.

     5. UNCERTAINTY OF TOPOGRAPHICAL EFFECT ON EXPLORATION. The Company's properties are located in mountainous terrain. Because the surface of the land has a topographic relief, any ruggedness in the overlying area could affect the location of drilling sites and shafts, as well as the construction of industrial facilities. It also could require that additional development or drilling on the property be accessed below ground. These outcomes are uncertain at present, and the Company cannot provide assurances that they will not have a materially adverse effect on the ability of the Company or a business partner to conduct mining activities.

     6.   UNCERTAIN CONDITION OF MINE WORKINGS.  Other than the Emerald
Shaft or Mine which contains an old headframe, there are no other surface mine shafts or usable headframes on the Company's property. Moreover, the underground workings have been inactive for many years due to the absence of significant exploration, development and production activities on Tintic Gold's properties since the 1930's. Considerable cost would be incurred to recondition shafts, drifts, tunnels, winces and other workings, to the extent they exist, as well as to re-equip hoisting bases and framework. It is uncertain whether and to what extent the workings themselves, as well as any rehabilitation of them, could expose the Company to environmental and safety concerns. If so, remediating these concerns could require expending an uncertain amount of funds to render the workings safe, acceptable, and environmentally sound. No assurance can be made that the Company will have sufficient capital to absorb these costs and expenses.

ITEM 3.       LEGAL PROCEEDINGS.

     Tintic Gold is not aware of any pending legal proceeding contemplated by a governmental authority, or concerning the Company's business or properties, let alone one that involves primarily a claim for damages in excess of ten percent (10%) of current assets, excluding interest and costs. As of the date of this filing, Tintic Gold is NOT a party to any legal proceeding, either as plaintiff or defendant. The Company's financial statements, as set forth in
Item 7 of Part II below have therefore not been adjusted to reflect any material uncertainty regarding exposure to liability in legal proceedings.

     To management's best knowledge, information and belief, Tintic Gold is neither listed on any known environmental cleanup roster, nor is Tintic Gold's property listed as a "superfund" site. The Company is aware, however, through local newspaper articles and otherwise that the federal Environmental Protection Agency (EPA) has done lead sampling in the Eureka, Utah, area (an area somewhat near the Company's properties though the Company's properties are much closer to the town of Mammoth, Utah) and is otherwise concerned about possible lead contamination of Eureka, Utah, inhabitants. Be this as it may, the Company has received no actual notice of these events and knows nothing further in this regard. See the subheading under Item 1 of Part I above titled "Government Regulation of Environmental Concerns."

     MEASURES TAKEN BY THE COMPANY DURING THE FISCAL YEAR TO INSULATE THE COMPANY AGAINST FUTURE LIABILITY. In the fall of 2001 and in an effort to insulate the Company from any future liability, the Company hired an environmental engineer named Bruce Yeomans of B. Yeomans Consulting, Inc., who constructed a six foot high chain link fence, with four 30-foot runs, around the Emerald Shaft or Mine located on the property. The fence was also stranded with barbed wire along the upper edge. This was done to mark the Shaft and otherwise prevent intruders and trespassers from getting injured by possibly falling into the mine shaft, a shaft which existing data suggests is at least 1,000 feet deep. The shaft had been partially collapsed around the collar and campers appeared to have lit bonfires immediately adjacent to the open shaft on the flat topped dump around it. After this fence was built, a "dangerous/no trespassing" sign was posted on it. In a further effort to insulate the Company from and against future liability, this work was also photographed. In addition, Mr. Yeomans further erected a 12 foot long, three stranded, 4 foot high barbed wire fence across the access road to the Emerald Shaft at the approximate eastern boundary of the property. This was to done to further discourage intruders and trespassers, the large majority of whom are hikers and campers in the summer and snow-mobilers in the winter.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND REPORTS TO SHAREHOLDERS.

     Other than a one-page report or letter sent to the shareholders on February 1, 2002 announcing the effectiveness of the Company's Form 10-SB registration statement and further announcing the Company's subsequent qualification for listing on the OTCBB, the Company did not submit any report, proxy statement or information statement to security holders during the fiscal year. A copy of this one-page letter to the shareholders is attached hereto as Exhibit 19. The issuer's Articles of Incorporation relieve it of the obligation of calling and holding an annual meeting each and every year unless something material with respect to the issuer and its business occurs that would necessitate or require such.

     Other than its Form 10-SB and Form 10-SB/A, the issuer, on December 28, 2001, filed a one-page Current Report on Form 8-K announcing that one of its officers and directors had resigned on December 20, 2001 and that such individual had further divested himself of sufficient shares that he was, as of December 21, 2001, no longer a 5% or greater holder or owner of the issuer's securities. Other than these filings, no other documents or reports have been filed on EDGAR; however, all necessary Form 3's, 4's and 5's, reports detailing and disclosing transactions in the Company's securities by officers, directors and those persons owning or controlling 10% or more of the Company's securities, have been manually filed with the Commission during the fiscal year.

     The issuer is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), and, in accordance therewith, files reports and other information with the Commission. Reports and other information filed by the issuer with the Commission can be inspected and copied at the Commission's Public Reference Library, Room 1024, Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the Commission at prescribed rates. An interested person may also obtain information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

     Inasmuch as the Company is an electronic filer, and the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, an interested person may access this material electronically by means of the Commission's home page on the Internet at www.sec.gov.com. To facilitate such access, the Company's CIK number is 001159275. This will enable a person to locate the Company's original, Form 10-SB on EDGAR, a filing mistakenly filed under the name "Tintie Gold Mining Company" instead of "Tintic Gold Mining Company."

     As of the date of this filing, Tintic Gold has not yet established its own web address or web page nor does it have any plans, at present, to do so.

                            Part II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Until recently, Tintic Gold's common shares have NOT traded on a public stock medium for approximately 20 or 30 years. The Company is quoted on the OTC Bulletin Board administered by the National Association of Securities Dealers, Inc., under the symbol TTCG.OB. The initial trading price of the issuer's common shares will be determined by market forces and other trading variables at the time of first trading, and will be set by its market makers. After that time, quoted trading prices will reflect inter-dealer prices, without retail markup, markdown, or commission. It is likely that such quotations will not necessarily represent actual transactions. As stated elsewhere herein, the Company is informed that the market price of its securities is five cents ($0.05) bid and twenty-five cents ($0.25) offered. During February 2002, some actual trades occurred at approximately ten cents ($0.10) per share.

     As of December 31, 2001, there were three hundred sixty two (362) shareholders of record of Tintic Gold's common shares. The issuer has not paid any dividends on its common shares since its inception and does not anticipate that dividends will be paid at any time in the immediate future. According to the Company's transfer agent, Fidelity Transfer, as of the date of this document, the Company has three hundred and sixty (360) shareholders of record.

     SECURITIES ISSUANCES/RECENT SALES OF UNREGISTERED SECURITIES. See RISK FACTOR No. 16 above titled "Potential for Future Stock Issuances; Dilution." The Company's Articles of Incorporation authorize it to issue up to ten million (10,000,000) common capital shares.

     At December 31, 2001, there were 2,817,720 shares of the Company's common stock issued and outstanding, of which approximately 23% or 644,000 shares were deemed "restricted securities," as that term is defined in Rule 144 promulgated under the 1933 Act. 500,000 shares of this total issued and outstanding share figure is the result of the Board of Directors' unanimous resolution, adopted on January 15, 2002, to issue a total of 500,000 "restricted" shares to the officers and directors and the Company's legal counsel for the substantial services they rendered the Company in 2001. See
Exhibit 99 hereto. The Company's transfer agent physically issued the certificates representing these "restricted" shares on February 13, 2002. Because the shares were earned in 2001 and the consideration had been given or paid in full by such date, these shares are accounted for as having been issued as of December 31, 2001. See Item 7 of Part II below tiled "Financial Statements." This issuance results in 2,817,720 shares issued and outstanding as of the date of this Annual Report on Form 10-KSB, approximately 23% of which is "restricted." When this corporate action to issue such 500,000 "restricted" shares was authorized, there was no market for the Company's stock; accordingly, the Board chose to value such services at a price of $0.03 per share. It should be emphasized that no board member or officer has received any compensation whatsoever from the Company since 1980, or for over 20 years, and two existing board members and officers have served in such capacities for the last 20 years. A copy of the written consent of the directors authorizing this "restricted" stock issuance is attached hereto as
Exhibit 99. For specific information as to who received such shares and in which amounts, reference is made to Item 10 titled "Executive Compensation" and Item 11 titled "Security Ownership of Certain Beneficial Owners and Management," both contained in Part III below.

     The 500,000 share stock issuance mentioned above involves "restricted securities" because the issuances were made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. After the shares have been held for at least one year, the recipient may sell, within any three-month period, an amount of shares no greater than 1% of the number of then-issued and outstanding shares of the Company, in compliance with the provisions of Rule 144. A restrictive legend is imprinted on each stock certificate and "stop transfer" instructions against their sale or transfer are in place with the Company's transfer agent. See again RISK FACTOR No. 16 above titled "Potential for Future Stock Issuances; Dilution." See also the heading immediately below titled "Adoption of 2002 Stock Option/Stock Issuance Plan."

     Other than the preceding 500,000 "restricted" share stock issuance authorized by the board of directors on January 15, 2002 and which the Company booked as issued and outstanding as of year-end, the Company has NOT offered or sold any shares of unregistered common stock in any private placement or other offering, nor has it issued any unregistered stock in exchange for Company debts in the past 20 years.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company's discussion hereunder is based on certain reasonable expectations concerning the mining industry, the demand for precious metals, and the sources and potentials for obtaining financial capital, all of which involve "forward-looking statements." The Company does not intend to forecast what may or may not occur in the future, nor will the Company predict that any particular event may or may not occur. Management emphasizes that it can neither control nor predict many of these risks and uncertainties.

     Because Commission regulations for small business issuers do not require as much disclosure as is would otherwise be required, this item is not as extensive as it might otherwise be. The Company fits within the small business category because, among other reasons, the Company had minimal or nominal revenues from operations during the fiscal year.

     On January 22, 2002, as a result of the Enron debacle, the Commission issued Release Nos. 33-8056 and 34-45321. This Release concerns Item 303 of Regulation S-K, specifically, the disclosure topic titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The purpose of the Release is to identify three basic areas that the Commission believes need better explanation by issuers in the future in order to avoid similar situations to that of Enron. In regard to the first issue addressed in the Release, reference is made to the subsection below titled "Liquidity and Capital Resources or Requirements." In this regard, the Company expressly disclaims that it has, or had, during the fiscal year, any "off-balance sheet arrangements" of any type or nature. See also Item 7 below. In regard to the Commission's second concern in the Release, the Company expressly disclaims that, during the fiscal year, it had any "trading activities involving non-exchange traded contracts," let alone any such contracts "accounted for at fair value." With regard to the Commission's third concern, the Company expressly disclaims that it had "any relationships and transactions with persons or entities that derive benefits from their non-independent relationship with the registrant or the registrant's related parties." See Release referenced above.

     Tintic Gold has been in the process or reactivating itself and is now in the position of determining what business opportunities are available to it, including evaluating the possible future exploration and development of its patented mining claims. Prior to the filing of its registration statement on Form 10-SB in September 2001, the Company was a passive entity whose income had been received from the annual rental of its mining properties. Except for a "quasi-reorganization" made effective on the Company's books and records as of December 31, 1997, the Company has had no substantial activity since 1997, the date its mining lease with Centurion Mines Corporation lapsed.

Current Outlook and Trends for the Tintic Mining District

     As disclosed elsewhere herein, the Company's patented mining claims are located in the Tintic Mining District of Juab County, Utah, approximately 90 miles south of Salt Lake City. It is difficult for the Company to summarize or project the current outlook and trends for the Tintic Mining District without reference to the Utah Geological Survey's (USG) annual survey of mining activity in Utah, a survey that typically contains an extensive discussion of all activity during the year in the Tintic Mining District. Though this survey for 2001 is not presently available, this report, when available, will be posted on the USG's website, "geology.utah.gov." The Company believes that the 2001 survey will be available soon and therefore, any interested person is encouraged to monitor such website to see when it is available.

     Based on previous annual surveys published by the USG, the Company is informed that from 1999 through 2000, Chief Consolidated Mining ("Chief Consolidated"), through its subsidiaries Tintic Utah Metals (owned 75 percent by Chief Consolidated) and Chief Gold Mines, Inc. (owned 100 percent by Chief Consolidated), continued exploration and rehabilitation work on its East Tintic properties in Juab County. In 1999, most of the work was concentrated on rehabilitating the Burgin mill, rehabilitating workings and underground long-hole drilling in the Trixie mine and acquiring the necessary operating permits. The Burgin mill was completely rehabilitated with new gravity and floatation circuits and has a rated capacity of 240 stpd (380 mtpd). The mill is intended to initially process ore from the Apex, Eureka Standard, and Trixie mines. Future mill feed could come from numerous other mines controlled by Chief Consolidated, including the Burgin, Plutus and Iron Blossom.

     No drilling was done during 2000 on the Burgin, Eureka Standard, or Apex properties located in the Tintic Mining District.

     The Company mentions the foregoing activity in the District because in the event that a mining program is initiated on the Company's property and the necessary permits are obtained, ore, if recovered, could likely be processed at the Burgin mill or possibly in conjunction with the ore obtained from the Trixie mine.

     During the fall of 2001, employees of the Utah Geological Survey (UGS) informed the Company's counsel that the Trixie mine had discovered a potentially valuable gold vein. The Trixie is located within five miles or less of the Company's property. The USG has further indicated that the reason gold can be, and is being, mined in the Tintic Mining District in spite of the current depressed price of gold is because the grade of gold recovered in the District is unusually high. That is to say, because of the high concentration of gold in the ore recovered, substantial amounts of ore do not have to be processed. This fact reduces the cost.

Selected Financial Data

     Because Tintic Gold currently has limited operations, selected financial data would not be particularly meaningful. Reference is therefore made to the financial statements of Tintic Gold for the fiscal year ended December 31, 2001, comprising Item 7 below. Reference is also made to the Company's audited financial statements contained in Part F/S of its September 19, 2001 registration statement on Form 10-SB. The audited financial statements contained therein cover the three (3) years starting in 1997 through 2000.

Fiscal Year 2001

     During the fiscal year ended December 31, 2001, Tintic Gold did not conduct any business activity that resulted in revenues other than in the nature of interest income derived from its cash and other investments. See
Item 7 below. All of its activities during the year were devoted to reactivating itself, becoming a "reporting company" and otherwise establishing a business plan and plan of operation.

     During 2001, Tintic Gold incurred legal and accounting costs and expenses in connection with the preparation and filing of its Form 10-SB. The total expenses, offset by $1,670 of interest income, resulted in a loss for the fiscal year ended December 31, 2001 of $35,530. Funding of these and other expenses was from working capital.

Liquidity and Capital Resources or Requirements

     The working capital of Tintic Gold at December 31, 2001, was approximately $26,576. Once again, the Company's existing working capital has been funded from revenue generated in the past from the leasing of its mining properties.

     Tintic Gold will likely require additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount may be substantial depending upon a variety of factors such as the price of gold and silver over the next year or two or longer. Tintic Gold currently has no sources of financing, including bank or private lending sources, or equity capital sources. No assurance can be given that Tintic Gold will be able to develop any sources of financing in the future. Further, no assurance can be given or made that at such time as its existing working capital runs out, if and when it does, that individual members of management will loan the Company sufficient money to make it continue as a going concern. To implement its business plan, Tintic Gold may need substantial additional funding. Because these requirements are in the more distant future, management has not yet begun to develop methods or plans of financing. If and when necessary, management expects that it will use equity, debt and other arrangements such as joint ventures to fund these stages of its business plan to the extent such is necessary. Based on the Company's current liquidity situation and in spite of statements to the effect that the Company will more than likely need additional funding to carry out or implement its plan of operation, the Company believes that it has sufficient working capital to carry it through the next eighteen months without having to pursue additional financing or the raising of additional capital. See subheading in
Item 1, Part I of the Company's Form 10-SB registration statement titled "Need for Additional Capital or Financing and Risks Associated Therewith."

Contingency Planning

     The Company has few assets and limited working or operating capital with no operations and nominal income since its reactivation in 1997. Once again, the costs and expenses associated with the preparation and filing of the Company's 10-SB registration statement and other operations of the Company have been paid for by the cash that the Company accumulated during the late 1980's and early 1990's as a result of leasing out its mining properties.

     It is anticipated that the Company will require only nominal capital to maintain its corporate viability and necessary funds will most likely be provided by the Company's existing cash reserves or from existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is otherwise able to obtain significant outside financing, the Company may not be able to move from its current reactivation stage. See subheading in Item 1, Part I of the Company's Form 10-SB registration statement titled "Need for Additional Capital or Financing and Risks Associated Therewith."

     In the opinion of management, neither inflation nor recession will have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger or otherwise raises sufficient additional capital to further develop its mining properties or other properties it may acquire in the future. At that time, management will evaluate the possible effects of inflation or recession on the Company as it relates to its business and operations.

Plan of Operation

     The Company's goal and ultimate objective is to generate recurring cash flow by establishing long-term business opportunities. The uncertainty of future events, however, presently limits Tintic Gold's ability to provide any assurances regarding its ability to implement such a plan, raise financial resources, or undertake these or any other business activities.

     During the next twelve to eighteen months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. This includes but is not limited to doing what it believes is necessary to further develop and explore its mining properties, properties that it believes are valuable. Because the Company lacks substantial cash and other capital resources, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business combination or consolidation can be made.

     Management believes that the Company can satisfy its minimal cash requirements from current cash on hand to continue nominal business operations. These include paying accountants and lawyers as necessary to maintain its compliance and filing obligations with the Commission as a "reporting company." At the same time, the Company does NOT have sufficient other funds of its own to finance exploration and development costs, or to make capital improvements to its properties and operating facilities.

     If and when the funds are available for such purpose, management believes that further exploration and development on the Company's patented mining claims may be warranted, even though they cover a relatively small number of acres for the following reasons: First, to the best knowledge of current management, the basic geology and other reports and information concerning the property show that the property has good potential for mining. Second, to the best knowledge of current management, there has been limited comprehensive exploration, to date, of the property's mineralization other than by means of what exploration has been done in the Emerald Mine. Third, worldwide and in the U.S., major ore bodies have been found on property encompassing fewer acres than that which Tintic Gold encompasses. Consider, for purposes of comparison only, the El Indio deposit in Peru and the Orphan Mine in Arizona, each of which is approximately 20 acres.

     Should the Company be unable to raise a significant amount of additional working capital in the next eighteen months, it more than likely would not have sufficient funds, or access to sufficient funds, for exploration or development work. As a result, Tintic Gold's plan of operation depends largely on its ability to cultivate financial resources and business arrangements with investors and larger and better-capitalized mining or exploration companies.

     Management intends to hold expenses to a minimum and to obtain expert or other services on a contingency basis when possible. Other than shares which might be issuable to them pursuant to the Company's 2002 Stock Option/Stock Issuance Plan, the Company's directors and officers hope to defer any substantial or extensive compensation that might be owed them until such time as an acquisition or merger of some kind can be accomplished and will strive to have the business opportunity provide their remuneration, if any. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

     As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. As stated elsewhere herein, in the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the Company's current nominal operations, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Once again, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     The Company does not intend to use or hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next eighteen months.

     The Company's business plan will be directed primarily toward seeking out business opportunities and also pursuing the eventual and possible exploration and development of its patented mining claims. The mineral interests and rights with respect to these claims are believed to represent durable value for exploration, development and mining as Tintic Gold owns these patented mining claims in fee simple. It is also possible, although not presently contemplated by management or otherwise likely, that Tintic Gold may either purchase or acquire by way of stock issuance additional patented mining claims before the end of fiscal 2002. In any event, management has decided that it will NOT purchase or otherwise acquire any UNPATENTED mining claims because the real property underlying such rights is not owned outright and the uncertain possession and value of their mineral rights is too dependent upon compliance with costly and time-consuming federal regulations that are subject to unpredictable changes.

     The reader is advised to review this disclosure item together with the audited financial statements that accompany this annual report in Item 7 immediately below. See also Item 2 of Part I of the Company's Form 10-SB registration statement, a section having the same or a similar title, pp. 16-22 thereof, the contents of which are incorporated herein by reference.

ITEM 7.       FINANCIAL STATEMENTS.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                               AND
                       FINANCIAL STATEMENTS


                   December 31, 2001 and 2000

                    HANSEN, BARNETT & MAXWELL
                    A Professional Corporation
                   Certified Public Accountants

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)


                        TABLE OF CONTENTS

                                                                         Page

  Report of Independent Certified Public Accountants                     F-1

  Balance Sheets - December 31, 2001 and 2000                            F-2

  Statements of Operations for the Years Ended December 31, 2001
     and 2000 and for the Period from December 31, 1997 (Date of
     Inception of the Exploration Stage) through December 31, 2001       F-3

  Statements of Stockholders' Equity for the Period from December 31,
     1997 through December 31, 1999 and for the Years Ended December 31,
     2000 and 2001                                                       F-4

  Statements of Cash Flows for the Years Ended December 31, 2001,
     and 2000 and for the Period from December 31, 1997 (Date of
     Inception of the Exploration Stage) through December 31, 2001       F-5

  Notes to the Financial Statements                                      F-6

HANSEN, BARNETT & MAXWELL
      A Professional Corporation
     CERTIFIED PUBLIC ACCOUNTANTS

                                                      (801) 532-2200
                                                    Fax (801) 532-7944
                                                345 East Broadway, Suite 200
                                               Salt Lake City, Utah 84111-2693
                                                      www.hbmcpas.com


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Tintic Gold Mining Company

We have audited the accompanying balance sheets of Tintic Gold Mining Company (an exploration stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from December 31, 1997 (date of inception of the exploration stage) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tintic Gold Mining Company as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, and for the period December 31, 1997 (date of inception of the exploration stage) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. During the year ended December 31, 2001, the Company had net losses of $35,530, and the Company's operations used $22,196 of cash. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                  HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
February 26, 2002

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                          BALANCE SHEETS

                                                    December 31, December 31,
                                                        2001          2000
                              ASSETS

Current Assets
         Cash and cash equivalents                  $   29,860     $   45,051
         Income tax refund receivable                    3,876              -
         Investment in available for sale securities         -          7,265
         Deferred tax asset                                  -            201
                                                    ----------     ----------
                  Total Current Assets                  33,736         52,517
                                                    ----------     ----------
Total Assets                                        $   33,736     $   52,517
                                                    ==========     ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable                           $    3,184     $      700
         Accrued franchise and income taxes                100          1,113
                                                    ----------     ----------
                  Total Current Liabilities              3,284          1,813
                                                    ----------     ----------
Stockholders' Equity
         Common Stock - $0.001 par value; 10,000,000
          shares authorized; 2,817,720 and 2,317,720
          shares issued and outstanding                  2,818          2,318
         Additional paid-in capital                     52,157         37,657
         Retained earnings (accumulated deficit)
          from December 31, 1997,
          date of quasi-reorganization)                (24,523)        11,007
         Unrealized loss on investment in securities,
          net of taxes                                       -           (278)
                                                    ----------     ----------
                  Total Stockholders' Equity            30,452         50,704
                                                    ----------     ----------
Total Liabilities and Stockholders' Equity          $   33,736     $   52,517
                                                    ==========     ==========

The accompanying notes are an integral part of these financial statements.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                     STATEMENTS OF OPERATIONS

                                                           For the Period From
                                                            December 31, 1997
                                 For the Years           (Date of Inception of
                                 Ended December 31,     the Exploration Stage)
                                  2001         2000  Through December 31, 2001
Income
  Interest                         $   1,670  $  2,571     $     8,252
  Gain (loss) on sale of marketable
  securities                            (604)    3,522           8,084
                                   ---------  --------     -----------
         Total Income                  1,066     6,093          16,336

General and Administrative Expenses   40,472     1,008          42,067
                                   ---------  --------     -----------
Income (Loss) Before Income Taxes    (39,406)    5,085         (25,731)

Benefit from (Provision for) Income
 Taxes                                 3,876      (978)          1,208
                                   ---------  --------     -----------
Net Income (Loss)                  $ (35,530) $  4,107     $   (24,523)
                                   =========  ========     ===========
Basic Earnings (Loss) Per Share    $   (0.02) $   0.00
                                   =========  ========
Weighted Average Common Shares Used
 in Per Share Calculations         2,317,720 2,317,720
                                   ========= =========

The accompanying notes are an integral part of these financial statements.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                Additional
                                           Common Stock            Paid-In
                                        Shares     Amount          Capital
Balance - December 31, 1997
  (Date of Inception of the
  Exploration Stage)                  2,317,720    $   2,318   $  37,657

Net Income                                    -            -           -

Unrealized losses on available-
  for-sale securities, net of tax             -            -           -

Comprehensive income                          -            -           -
                                      ---------    ---------   ---------
Balance - December 31, 1999           2,317,720        2,318      37,657

Net income                                    -            -           -

Unrealized losses on available-
  for-sale securities, net of
  reclassification adjustment and tax         -            -           -

Comprehensive income                          -            -           -
                                      ---------    ---------   ---------
Balance - December 31, 2000           2,317,720        2,318      37,657

Stock issued for services in
December 2001 at $0.03 per share        500,000          500      14,500

Net loss                                      -            -           -

Unrealized gains on available-
  for-sale securities, net of
  reclassification adjustment and tax         -            -           -

Comprehensive loss                            -            -           -
                                      ---------   ----------   ---------
Balance - December 31, 2001           2,817,720   $    2,818   $  52,157
                                      =========   ==========   =========

CONTINUED

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY
                                      Retained
                                      Earnings      Unrealized
                                   (Accumulated   Gains (Losses)
                                    Deficit)       on Available-     Total
                                   During the        for-Sale    Stockholders'
                                 Development Stage  Securities      Equity
Balance-December 31, 1997
  (Date of Inception of the
  Exploration Stage)                $        -    $          -   $     39,975
                                                                 ------------
Net Income                               6,900               -          6,900

Unrealized losses on available-
  for-sale securities, net of tax            -             (51)           (51)
                                                                 ------------
Comprehensive income                         -               -          6,849
                                    ----------    ------------   ------------
Balance-December 31, 1999                6,900             (51)        46,824
                                                                 ------------
Net Income                               4,107               -          4,107

Unrealized gains on available-
  for-sale securities, net of
  reclassification adjustment and tax        -            (227)          (227)
                                                                 ------------
Comprehensive income                         -               -          3,880
                                    ----------    ------------   ------------
Balance-December 31, 2000               11,007            (278)        50,704

Stock issued for services in
December 2001 at $0.03 per share             -               -         15,000

Net loss                               (35,530)              -        (35,530)

Unrealized gains on available-
  for-sale securities, net of
  reclassification adjustment and tax        -             278            278
                                                                 ------------
Comprehensive loss                           -               -        (20,252)
                                    ----------   -------------   ------------
Balance-December 31, 2001           $  (24,523)   $          -   $     30,452
                                    ==========   =============   ============

The accompanying notes are an integral part of these financial statements.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                     STATEMENTS OF CASH FLOWS

                                                        For the Period From
                                                         December 31, 1997
                                 For the Years        (Date of Inception of
                                Ended December 31,    the Exploration Stage)
                                  2001         2000  Through December 31, 2001
Cash Flows From Operating Activities
  Net income (loss)                   $  (35,530)  $  4,107  $ (24,523)
  Adjustments to reconcile net income
  (Loss) to net cash provided by operating
  activities:
    Stock issued for services             15,000          -     15,000
    Loss (gain) from sale of securities      604     (3,523)    (8,086)
  Changes in operating assets and liabilities:
    Income tax refund receivable          (3,876)         -     (3,876)
    Accounts payable                       2,484        700      3,184
    Deferred income taxes                    135       (135)         -
    Income taxes payable                  (1,013)       766       (565)
                                      ----------   --------  ---------
Net Cash Provided By (Used In)
Operating Activities                     (22,196)     1,915    (18,866)
                                      ----------   --------  ---------
Cash Flows From Investing Activities
    Purchase of securities                    -      (7,609)    (7,609)
    Proceeds from sale of securities
    available for sale                    7,005       6,186     23,962
                                      ---------   ---------   --------
Net Cash Provided by (Used in)
Investing Activities                      7,005      (1,423)    16,353
                                      ---------   ---------   --------
Net Increase (Decrease) in Cash and
Cash Equivalents                        (15,191)        492     (2,513)

Cash and Cash Equivalents at
Beginning of Period                      45,051      44,559     32,373
                                      ---------   ---------   --------
Cash and Cash Equivalents at End of
Period                                $  29,860   $  45,051   $ 29,860
                                      =========   =========   ========

Supplemental Disclosures of Cash Flow Information
  Cash paid for income taxes          $   1,113   $     347   $  3,465
                                      =========   =========   ========

The accompanying notes are an integral part of these financial statements.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business - Tintic Gold Mining Company (the "Company") was incorporated in the State of Utah on June 14, 1933. The Company was incorporated for the purpose of mining, milling, ore reducing, and smelting. At that time, it acquired from the Emerald Mining Company, the patented mining claims it has owned since 1933. These mining claims are located in the Tintic Mining District of Juab County, Utah. Prior to December 31, 1997, the Company was dormant. The Company is considered an exploration stage company; however, the Company does not have any current mining exploration, development or production activities on its existing properties. The Company intends to develop its existing properties in the future and to acquire additional mining properties that contain potential for development and exploration.

Quasi-Reorganization - On June 21, 2001, a majority of the shareholders of the Company approved a quasi-reorganization, retroactive to December 31, 1997. On June 21, 2001, the Company amended its articles of incorporation to reduce the par value per share from $0.10 to $0.001. As a result of the quasi-reorganization, the common stock of the Company was written down to its par value of $0.001 per share, the accumulated deficit of $191,797 was eliminated, and additional paid-in capital was adjusted to reflect the difference between the historical cost of assets and liabilities as of December 31, 1997. The financial statements have been restated for all periods presented to reflect the change in par value per share.

Business Condition - As shown in the financial statements, during the year ended December 31, 2001, the Company incurred a loss of $35,530 and used cash from operations of $22,196. The general and administrative expenses for the year December 31, 2001 increased significantly compared to the year ended December 31, 2000 due to the Company's involvement in activities to raise additional funds to develop its mining properties. No additional funds have been raised as of December 31, 2001. For the period from December 31, 1997 (date of inception of the exploration stage) through December 31, 2001, the Company's income has been generated solely from interest and dividends earned on cash, cash equivalents and available-for-sale securities and from net gains on the sale of marketable securities. The Company sold all marketable securities during the year ended December 31, 2001; therefore, marketable securities will no longer be a source of income. Management anticipates that only nominal capital will be needed to maintain its corporate status and necessary funds will most likely be provided by the Company's existing cash reserves. However, the Company's ability to reach planned operations is dependent upon its ability to obtain additional debt or equity financing, to generate sufficient cash flow from mining operations, and ultimately to attain profitable operations.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Cash Equivalents and Fair Value of Financial Instruments - The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The amounts reported as cash, accounts payable, and accrued franchise and income taxes are considered to be reasonable approximations of their fair values. The fair value estimates were based on estimated future cash flows.

Investment in Securities - Investments in equity securities are stated at fair value, based on quoted market prices, and are classified as available-for-sale. Unrealized gains and losses are reported in stockholders' equity, net of related deferred income taxes. Gains and losses on disposition are based on the net proceeds less the cost basis of the security sold, using the specific identification method.

Stock Based Compensation - Compensation relating to options granted to non-employees is measured by the fair value method, computed using the Black-Scholes option pricing model. Stock-based compensation to employees is measured by the intrinsic value method. For fixed options, this method recognizes compensation based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted.

Basic Earnings (Loss) Per Share - Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. At December 31, 2001, there were no potentially issuable common shares.

NOTE 2 -- INVESTMENT IN SECURITIES AND OTHER COMPREHENSIVE (LOSS) INCOME

Marketable equity securities are classified as available-for-sale and are stated at fair value. At December 31, 2000, available-for-sale securities consisted of stock with a basis of $7,609, gross unrealized losses of $344, and estimated fair value of $7,265. During the year ended December 31, 2001, all marketable securities held by the Company were sold. Proceeds from sales of securities and the resulting gross realized gains and losses were as follows:

                                                      For the Years Ended
                                                          December 31,
                                                      2001             2000

      Proceeds from sales of securities             $  7,005      $  6,186
                                                    ========      ========
      Gross realized gains (losses)                 $   (604)     $  3,523
                                                    ========      ========
Other comprehensive loss consists of the change in net unrealized holding gain and loss on securities available for sale and their related income tax benefit as follows:

                                          Before-Tax       Tax    Net-of-Tax
                                              Amount   Benefit        Amount

     For the Year Ended December 31, 2001
      Unrealized net holding losses           $  (260)  $     50   $     (210)
      Reclassification adjustment for losses
         Included in net loss                     604       (116)         488
                                              -------   --------   ----------
        Other Comprehensive Income            $   344   $    (66)  $      278
                                              =======   ========   ==========
     For the Year Ended December 31, 2000
      Unrealized net holding gains            $ 3,242   $   (624)  $    2,618
      Reclassification adjustment for net
         gains included in net income          (3,523)       678       (2,845)
                                              -------   --------   ----------
        Other comprehensive Loss              $  (281)  $     54   $     (227)
                                              =======   ========   ==========
NOTE 3 -- INCOME TAXES

Deferred income taxes are recognized for differences between the bases of assets for financial statement and income tax reporting purposes and for operating loss carry forwards.

The components of the deferred tax asset at December 31, 2001 and December 31, 2000 are as follows:

                                                 December 31,     December 31,
                                                      2001             2000
     Unrealized losses on investment in securities   $     -       $     66
     Deferred compensation                             3,273            135
     Valuation allowance                              (3,273)             -
                                                     -------       --------
      Total Deferred Tax Asset                       $     -       $    201
                                                     =======       ========

The components of income tax expense were as follows:
                                                   For the Years Ended
                                                        December 31,
                                                      2001             2000
     Current   -- Federal                        $ (3,445)         $    824
               -- State                              (431)              289
                                                 --------          --------
                                                   (3,876)            1,113

     Deferred  --Federal                                -              (100)
               --State                                  -               (35)
                                                 --------          --------
                                                        -              (135)
     Provision for Income Taxes
        Expense                                  $ (3,876)         $    978
                                                 ========          ========

For tax reporting purposes, the Company carried back the 2001 tax loss of $22,367 resulting in a tax refund of $3,876.

The following is a reconciliation of the amount of tax expense (benefit) that would result from applying the federal statutory rate to pretax income (loss) with the provision for income taxes:

                                                    For the Years Ended
                                                        December 31,
                                                     2001            2000

     Tax (benefit) at federal statutory rate (34%) $(13,398)   $   1,729
     State income taxes, net of federal benefit      (1,300)         164
     Difference due to tax rates                      7,550         (915)
     Change in valuation allowance                    3,272            -
                                                   --------    ---------
Provision for income taxes                         $ (3,876)   $     978
                                                   ========    =========

NOTE 4 -- COMMON STOCK

In December 2001, the Company issued 500,000 shares of common stock to three members of the board of directors and to the Company's legal counsel for services performed during 2001. Because there was no valued market trades upon which a fair value of the shares issued could be determined, the board of directors determined the fair value of the services to be $15,000 or $0.03 per share.

NOTE 5 -- STOCK OPTIONS

On January 15, 2002, the board of directors approved and adopted the "2002 Stock Option/Stock Issuance Plan" (the Plan) with a maximum of 1,000,000 shares of common stock reserved for issuance under the Plan. The 2002 Plan provides for both the direct award and sale of shares and for the grant of options to purchase shares. The board of directors shall determine which eligible persons are to receive Incentive Options or Non-Statutory option grants or stock issuances in accordance with the Plan. The board of directors will fix the exercise price per share of options granted. The term of options shall not exceed ten years from the option grant date. No options were issued under the Plan as of December 31, 2001 nor subsequently.

NOTE 6 -- COMMITMENTS

During 1980, a former president of the Company entered into an agreement with the Company whereby he settled a note due from the Company and relinquished his direct control of the Company. Among other consideration, the Company conveyed to the former president a 3% net smelter return on any ores sold from its historical patented mining claims held, plus surface rights. The Company retained rights to enter and exit the property for exploration and mining activity.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                            Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     DIRECTORS. According to Article VI of the Company's Restated Articles of Incorporation, a copy of which is attached as Exhibit 3.1(iv) to the Company's Form 10-SB registration statement, the Company shall be managed by a board of directors of a minimum of three (3) persons. Each director shall hold not less than 100 shares of stock of the Company in order to be eligible to hold the office of director.

     Under the Company's Articles and Bylaws, the directors are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualify. Interim replacements for vacancies on the Board of Directors are appointed by the remaining, incumbent directors. As aforesaid, the Tintic Gold Board of Directors is currently composed of three
(3) members. No director that was appointed or elected during any of the past five fiscal years has declined to serve, and none has been found unable or unfit to serve, the only exception being Mr. Ernest Muth, a former officer and director who voluntarily chose to resign from the Board and as the Company's vice president on December 20, 2001. See footnote 9 in Item 11 of this Part III below titled "Security Ownership of Certain Beneficial Owners and Management"; see also the Form 8-K filed by the Company on or about December 28, 2002.

     EXECUTIVE OFFICERS. The Company's officers hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors. Tintic Gold's Bylaws specify that its officers shall be a president, one or more vice presidents, a secretary and a treasurer. Interim replacements for officers that have resigned or been terminated are appointed by the Board of Directors. The following sets forth pertinent information about each of Tintic Gold's directors and executive officers:

     The current directors and officers of Tintic Gold are as follows:

Name                        Age       Position
------------------        -------     -----------------------------------
George Christopulos           52      President, Chief Executive Officer,
                                      Director (Chairman of the Board)

Hugh Coltharp                 50      Secretary/Treasurer and Director

Jack Coombs                   75      Director and Vice President

     Mr. CHRISTOPULOS is currently employed by the Salt Lake County
Assessor's office as a commercial real estate appraiser. He received a B.S. degree in Accounting from the University of Utah in 1974, graduating cum laude. He has been the chairman of the board and the president of the Company since 1982. He is NOT currently an officer, director or "control person" of any other "reporting company."

     Mr. COLTHARP is a retired stockbroker, formerly of Potter Investment Company, a local stock brokerage firm, who currently buys, sells and restores antique cars. He has been a director of the Company longer than any other director, having become a director in 1980. He is NOT currently an officer, director or "control person" of any other "reporting company."

     Mr. COOMBS is a retired Salt Lake City businessman and private investor. Mr. Coombs graduated from the University of Utah in 1950 with a B.S. degree in business administration. He has been involved with other developing and exploratory mining companies in the past. Mr. Coombs served as an officer and director of a company known as Vis Viva Corporation, a "reporting company" now known as WideBand Corporation and which trades on the OTC Bulletin Board under the symbol ZWBC.OB. He is NOT currently an officer, director or "control person" of any other "reporting company."

     The Company does not believe that any of its officers or directors come within the definition of a "promoter" as defined in Rule 405 of the General Rules and Regulations of the Commission, 17 CFR Section 230.405.

     The Company denies that any person other than those persons identified above "controls", or has the power to "control," the Company as contemplated in the "control person" provisions of both state and federal securities laws and as the word "control" is further defined in Rule 405.

     No officer or director has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding of any kind. None is currently involved in any litigation nor has any been involved in any litigation that would have a bearing on any such person's fitness or other ability to act and serve as a director or officer of the Company.

     No arrangement or understanding exists between or among any of the directors or executive officers and any other person pursuant to which any director was elected, or any executive officer was appointed. None of the Company's directors or officers are currently directors or officers of any other company registered under the Securities Exchange Act of 1934.

     Each director and executive officer intends to devote such amount of time as that person's responsibilities require, but none of them work full time for the Company. Also, no family relationship exists among any of the named directors and executive officers. None of the directors or officers has ever been employed by a mining company and none has any college or university degree involving mining.

     None of the Company's directors, officers, or principal shareholders has been involved in any legal proceeding during the past five (5) years arising from any of the following events that would be material in evaluating the ability or integrity of any such person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting that person's involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities, or commodities law and the judgment has not been reversed, suspended, or vacated.

     BOARD MEETINGS. Pursuant to Utah law, the Board of Directors conducted all of its business and approved all corporate action during fiscal 2001 by the unanimous consent of all its members, in the absence of formal Board meetings.

     STANDING AUDIT AND COMPENSATION COMMITTEES; NO OTHER COMMITTEES. The Board of Directors has not established Compensation or Audit Committees. At present, the Board does not have a nominating committee, or any other Board committees. Under the Plan that it adopted and which is attached hereto as
Exhibit 10, the Board must nominate and appoint a Committee and a Plan Administrator to oversee and administer the Plan. To date, the Board has not done such.

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements commenced upon the effective date of the Company's registration statement which was November 19, 2001. Therefore, as of the date of this Annual Report on Form 10-KSB, these persons have been subject to the requirements of Section 16(a). Tintic Gold has informed these persons of their obligations under Section 16(a). Further, the Company has set up a procedure whereby periodically it will (i) notify these persons of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons furnish to the Company; (iii) request written representations from them that no other transactions were required; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year 2001.

     DIRECTOR AND OFFICER LIABILITY LIMITATION. The Company's Restated Articles of Incorporation and Bylaws, both of which were exhibits to the Company's registration statement on Form 10-SB, limit the personal liability of directors, officers and the Company's shareholders to the full extent allowed by Utah law. This is a risk factor that an investor or potential investor should consider because it means that a disgruntled or injured investor's remedies may not be as significant or meaningful as might otherwise be the case in the absence of these statutory and common law protections. See also Risk Factor No. 9 in the beginning of this document above titled "Indemnification of Officers and Directors."

ITEM 10.   EXECUTIVE COMPENSATION

     COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS. Because Tintic Gold's officers and directors are the same persons, the Company is discussing both categories of persons together under this disclosure item. This includes those persons referred to under Item 402 of Regulation S-B as "Named Executive Officers."

     Other than as modified by the 2002 Stock Option/Stock Issuance Plan ("Plan") adopted by the Board on January 15, 2002 and discussed elsewhere herein, the Company does NOT have any contracts with or contractual arrangements for compensation of directors or officers. The Company also does NOT pay any monetary fees or other form of cash compensation for their services. Directors and officers are entitled to receive reimbursement of out-of-pocket expenses incurred by them on behalf of the Company. Because none of the Company's officers or directors, during any of the last three (3) fiscal years, received individual total annual salary and bonus in excess of $100,000 for any fiscal year, the Company has NOT included a table under this item describing such compensation as would otherwise be required. Based on the Instruction to Item 402(b) of Regulation S-B, the Company also has NOT included such a table for any years prior to the current fiscal year because Tintic Gold was not a "reporting company" in any year prior to fiscal 2001. Such compensation, if it had occurred, would include the dollar value of base salaries and bonus awards, the number and value of stock options granted, and any other compensation, if any, none of which occurred other than those 425,000 "restricted" and investment shares issued to officers and directors for services rendered by them during the fiscal year ended December 31, 2001 and which are more specifically described in this Item 10 and also Item 11 immediately below.

     As additionally disclosed in the Item 11 immediately below, for the fiscal year ended December 31, 2001, the Company's president and Chairman of the Board, George Christopulos, received 230,000 "restricted" shares for services rendered during the year. Mr. Jack Coombs, the Company's vice president and a director, received 170,000 "restricted" shares and Mr. Hugh Coltharp, the Company's secretary/treasurer and a director, received 25,000 "restricted" shares for services rendered. The 425,000 "restricted" shares were authorized to be issued on January 15, 2002 when no market existed for the Company's shares and at a time when no application had been made to the NASD for trading or listing on the OTC Bulletin Board. For accounting and other purposes, the Board was required to put a value on the "restricted" shares so authorized to be issued and, there being no market for the Company's stock on January 15, 2002, they chose three cents or $0.03 per share. See Ex. 99 attached hereto. These recently issued 500,000 "restricted" shares are reflected as issued and outstanding as of the Company's year-end. See Item 7 above, titled "Financial Statements."

     Mr. Ernest Muth, a person who also served as a director and officer during the fiscal year but who resigned towards the end of the fiscal year, received $2,000 in cash and no "restricted" or other stock for services rendered by him during the fiscal year.

     Because the Company has no subsidiaries, no officer or director simultaneously served during the fiscal year or any of the prior two (2) fiscal years as an officer or director of any subsidiary. As a result, there is no compensation received by any such person from a subsidiary to disclose.

     No third party received any compensation from the Company in stock, stock options or the like for services rendered the Company during the fiscal year, consideration that was awarded in lieu of cash.

     ADOPTION OF A 2002 STOCK OPTION/STOCK ISSUANCE PLAN. In the year-end written consent of directors attached hereto and incorporated by reference as
Exhibit 99, the Company's directors approved a plan ("2002 Stock Option/Stock Issuance Plan" or "Plan") for the granting of stock, stock options and stock appreciation rights (SARs) with a view to the eventual filing of a registration on Form S-8 with the Commission. See Item 402(a)(6)(ii) of Regulation S-B defining the word "plan." A true and complete copy of this

Plan is attached hereto as Exhibit 10, the Regulation S-B category for "material contracts." The Plan was approved on January 15, 2002, to enable the Company to attract and retain experienced and able directors, officers, employees and similar individuals, including consultants, who provide significant services to the Company and who are eligible under the Plan to receive qualified and non-qualified plan awards. Because the Plan speaks for itself and because it may not be accurate or fair to attempt to summarize such Plan in its entirety, reference is made to the entire Plan, a copy of which is attached hereto as Ex. 10. As of the date of this filing, the Plan authorizes the total issuance of one million (1,000,000) shares of common stock to be administered under the Plan. To date the Company has not issued any non-restricted stock, options, or stock appreciation rights awardable under the plan. However, the Company has pegged an option purchase price of two and one half cents ($0.025) per share on the first 250,000 shares issuable to officers and directors under the Plan. See Ex. 99 hereto. Any option to acquire such shares has not as yet been granted to any officer or director or anyone else because no such option has as yet been earned during fiscal 2002. The Plan contemplates that at such time as an option to acquire any such shares is earned, the optionee and the Company will enter into a written stock option agreement. The option price figure of two and one half cents ($0.025) per share on the first 250,000 shares was arrived at on January 15, 2002, when there was no trading market for the Company's securities and further, when no application had as yet been made to the NASD for listing or trading of the Company's securities on the OTC Bulletin Board, and thus, when no market existed for the shares. The estimated or reasonable book value of the Company on January 15, 2002 was also a factor taken into consideration by the board when the option price was determined. These and other option shares are likely to be registered at some point in the future on an S-8 registration and thus, they are likely to be issued to the designated optionee, only after the option consideration has been paid to the Company, without the typical or standard Rule 144 restrictive legend but instead, they are likely to bear a "control person" or "soft legend" and may thereafter be freely tradeable in interstate commerce only at such time as the recipient/officer or director is no longer affiliated with the Company and otherwise has an exemption from registration or his or her subsequent offer, sale or other disposition of the shares. See Exs. 10 and 99 hereto; see also additional references to this Plan in Part I, Item 1, "Description of Business" above. See also the "Dilution" risk factor identified and discussed above.

     NO RETIREMENT, PENSION OR PROFIT SHARING PLANS. At present, directors and officers do NOT receive any award of options, warrants, or stock appreciation rights (SAR's) for their service. There are no retirement, pension, or profit sharing plans for the benefit of officers, directors or key employees as of the date of this filing.

     OPTION/STOCK APPRECIATION RIGHTS (SAR) GRANTS TABLE. This table has been omitted because there has been no compensation awarded in the form of options or SARs awarded to, earned by, or paid to any Company officer or director during any pertinent fiscal year as required to be covered by such a table.

     AGGREGATED OPTION/STOCK APPRECIATION RIGHTS (SAR) EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE. This table has been omitted because there has been no compensation in the form of options or SARs awarded or paid to, or earned, exercised, or retained by, any Company officer or director during any pertinent fiscal year as required to be covered by such a table.

     LONG-TERM INCENTIVE PLAN (LTIP) AWARDS TABLE. This table has been omitted because there has been no compensation in the form of long-term incentive awards that have been granted or paid to, or earned, exercised, or retained by, any Company officer or director during any pertinent fiscal year as required to be covered by such a table.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of the Company's common stock with respect each person known to be the owner of 5% or more of the common capital stock of the Company, each director, each officer, and all executive officers, directors and 5% or greater shareholders of the Company as a group. As of December 31, 2001, there were 2,817,720 common capital shares issued and outstanding, a figure that includes the 500,000 "restricted" shares that the board of directors, on January 15, 2002, authorized to be issued to four individuals for services rendered the Company during 2001. See Exhibit
99. The following chart or table also takes into consideration additional shares that two officers and directors acquired in non-issuer transactions during February 2002, acquisitions that were timely reported to the Commission on Form 4's.

                                                                 Percent of
                                    Number of Shares of          Ownership of
                                      Common Stock               Common Stock
Name of Beneficial Owner            Beneficially* Owned          Outstanding
----------------------------       ---------------------         ------------
George Christopulos (1)
3131 Teton Drive
Salt Lake City, Utah 84109              416,871(2)                  15.0%

Hugh Coltharp (3)
1478 Roosevelt Avenue
Salt Lake City, Utah 84105               41,000(4)                   1.5%

Jack Coombs (5)
2581 East 1300 South
Salt Lake City, Utah 84108              303,288(6)                  10.76%

John Michael Coombs(7)
3098 South Highland Drive, Suite 323    174,166(8)                 6.18%
Salt Lake City, Utah 84106-3085

All 5% or more owners, all
directors and all officers as a
group (3 persons)(9)                     932,325                     33%


-------------------------------
* Beneficial ownership is determined in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("Commission") and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days of the Company's year end, are also deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person. In this regard, the above table also takes into consideration the transfer agent's issuance, on February 13, 2002, of a total of 500,000 "restricted" shares to the above four (4) persons under Rule 144 of the General Rules and Regulations of the Commission for services that each such person rendered the Company during 2001.

    (1) Mr. Christopulos is the president of the Company and the chairman of the board. He has been president of the Company since 1982. Between 1982 and 2001, Mr. Christopulos never took any consideration from the Company for services rendered.

    (2) This figure includes 53,583 shares that Mr. Christopulos has held for numerous years and long before the Company's year-end. It further includes an additional 230,000 "restricted" and investment shares that Mr. Christopulos acquired from the Company on February 13, 2001 pursuant to a written consent resolution of the directors signed on January 15, 2002, a copy of which is attached hereto as Ex.99. This figure further includes 66,000 shares that Mr. Christopulos acquired on February 19, 2002 and 67,2885 shares that Mr. Christopulos acquired on February 26, 2002. All tolled, Mr. Christopulos purchased a total of 133,288 shares during February 2002, shares that, because of Mr. Christopulos's director and officer status, are deemed "control" shares under Rule 144 of the General Rules and Regulations of the Commission. Mr. Christopulos manually filed a Form 4 with the Commission updating and reporting the foregoing increases in his holdings.

    (3) Mr. Coltharp is the secretary/treasurer of the Company and a director. He became a director in 1980. Between 1980 and 2001, Mr. Coltharp never took any consideration from Company for services rendered.

    (4) This figure includes 16,000 shares that Mr. Coltharp has held for numerous years and long before the Company's year-end. It further includes an additional 25,000 "restricted" and investment shares that Mr. Coltharp acquired from the Company on February 13, 2002 pursuant to a consent resolution of the directors signed on January 15, 2002, a copy of which is attached hereto as Ex. 99. Mr. Coltharp manually filed a Form 5 with the Commission within 45 days of the Company's year-end. This Form 5 reported that he would be receiving 25,000 "restricted" shares.

    (5) Mr. Jack Coombs is a director and the vice president of the Company. He became a director in 1994. He also acted as a director of the Company for a brief time in the early 1980's. Between the early 1980's when he served on the board and between 1994 and 2001 when Mr. Coombs later served on the board, Mr. Coombs never took any consideration from the Company for services rendered.

    (6) This figure includes 170,000 "restricted" and investment shares that Mr. Jack Coombs acquired from the Company on February 13, 2001 pursuant to a written consent resolution of the directors signed on January 15, 2002, a copy of which is attached hereto as Ex. 99. This figure further includes 61,583 shares that Mr. Coombs acquired on February 15, 2002; 39,825 shares that Mr. Coombs acquired on February 21, 2002; and 31,880 shares that Mr. Coombs further acquired on February 25, 2002. All tolled, Mr. Coombs purchased a total of 133,288 shares during February 2002, shares that, because of Mr. Coombs's director and officer status, are deemed "control" shares under Rule 144 of the General Rules and Regulations of the Commission. Mr. Coombs manually filed a Form 4 with the Commission updating and reporting the foregoing increases in his holdings.

    (7) Mr. John Michael Coombs is the Company's legal counsel. He is not and never has served as an officer or director of the Company. Mr. J.M. Coombs is also the son of director and officer, Jack Coombs.

    (8) This figure includes 99,166 "restricted" shares that, on January 2, 1996, over 6 years ago, Mr. J.M. Coombs acquired from his father, Jack Coombs, an officer and director of the Company, shares that continue to bear a "restrictive" legend. This figure further includes an additional 75,000 "restricted" and investment shares that Mr. J.M. Coombs acquired from the Company on February 13, 2002 for services rendered pursuant to the written consent of the directors signed on January 15, 2002, a copy of which is attached hereto as Ex. 99. Mr. J.M. Coombs did not file, and does not intend to file, a Form 3 initiating himself as a "reporting person" for the simple reason that he does not own or control 10% or more of the Company's issued and outstanding shares.

    (9) During the fiscal year, Mr. Ernest Muth also served as an officer and director of the Company. On December 20, 2001, Mr. Muth resigned as an officer and director of the Company and divested himself of all but approximately 100,000 shares of his direct and indirect holdings, thereby bringing his holdings below the 5% mark. These facts were disclosed in a Current Report on Form 8-K filed by the Company with the Commission on December 28, 2001. See Item 13 of Part III below. The divestiture was further disclosed in a Form 4 filed manually by Mr. Muth soon thereafter. Since that date, Mr. Muth has not been a reporting person.

     The Company does not believe that any of its officers or directors come within the definition of a "promoter" as defined in Rule 405 of the General Rules and Regulations of the Commission, 17 CFR Section 230.405.

     The Company denies that any person other than those persons identified above "controls", or has the power to "control," the Company as contemplated in the "control person" provisions of both state and federal securities laws and as the word "control" is further defined in Rule 405.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain of the officers and directors of the Company are engaged in other businesses, either individually or through business entities in which they may have an interest, hold an office or serve on the boards of directors. The directors and officers of the Company also have other business interests to which they devote a major or significant portion of their time. Certain conflicts of interest, therefore, may arise between the Company and its directors and officers. Company management believes, however, that these conflicts can be resolved through the exercise by these individuals of reasonable judgment consistent with their respective fiduciary duties to the Company. The officers and directors of the Company intend to resolve such conflicts in the best interests of the Company. Moreover, the officers and directors will devote their time to the affairs of the Company as they deem necessary.

     The Company has not been a party to any transaction, or proposed transaction, in which any director, executive officer, or principal shareholder had or will have a direct or indirect material interest, where:
(1) the amount involved in the transaction or series of similar transactions exceeds $60,000; or (2) the person's interest arises solely from the ownership of the Company's securities, and the person receives no extra or special benefit not shared equally (pro rata) by all holders of the same class of securities.

     The Board of Directors of the Company has not adopted or approved any policy regarding future transactions with related third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     Prior to year-end, on or about December 20, 2001, a former officer and director resigned from the Board and thereupon divested himself of approximately 166,000 shares that he had owned or controlled. This left this particular individual as a direct or indirect owner or holder of less than 5% of the Company's issued and outstanding shares. See Form 8-K filed by the Company on or about December 28, 2001; see also subheading above titled "RECENT CHANGES IN OWNERSHIP" under Item 1 of Part I above, "Description of Business." This individual also timely filed a Form 4 with the Commission reporting the fact that he was no longer a 5% or greater shareholder of the Company.

     The following Exhibits are filed as a part of this Annual Report on Form 10- KSB.

Exhibit
Number           Description*

10       2002 Stock Option/Stock Issuance Plan

19 February 1, 2002, Letter to Shareholders announcing effective date of Form 10-SB registration statement and further announcing eligibility and obtaining of trading symbol on the OTC Bulletin Board

99 January 15, 2002, Written Consent of Directors for fiscal year ended December 31, 2001


    * Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to the foregoing Exhibits.

                                   SIGNATURES

     In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, Tintic Gold Mining Company has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TINTIC GOLD MINING COMPANY, Issuer


                             /s/ George Christopulos

                                  ---------------------------------
                                  By:     George Christopulos
                                  Its:    President and Chairman of the Board
                                  Dated:  March 26, 2002