Form 10QSB
period 2002-03-31
TINTIC GOLD MINING  CO
filed 2002-05-09
CIK 1159275

Quarterly filing March 2002.


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549


                          ----------------------------

                                   FORM 10-QSB

                           ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the first quarter ended March 31, 2002
                                 --------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from  ___________ to ___________

                    Commission File Number:  000-33167


                          TINTIC GOLD MINING COMPANY
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [X]  No [ ]            (2) Yes [X]  No [ ]

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Class                         Outstanding as of May 1, 2002
------------------                 -----------------------------
Common Capital Voting Stock,            2,817,720 shares
$0.001 par value per share


                   FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, Financial Statements and Notes to Financial Statements contain forward looking-statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act as amended. All statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. We caution the reader not to place undue reliance on any forward-looking statements, which speak only as of the date of the respective Reports. Important factors could cause actual results to differ from those expressed in the forward-looking statements.


                 PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    TINTIC GOLD MINING COMPANY
                 (A Development Stage Enterprise)



                  INDEX TO FINANCIAL STATEMENTS

                                                               Page

Financial Statements:

     Condensed Balance Sheets (Unaudited)- March 31, 2002 and
        December 31, 2001                                         F-1

     Condensed Statements of Operations (Unaudited) for the
        Three Months Ended March 31, 2002 and 2001 and for the
        Period from December 21, 1997 (Date of Inception of the
        Development Stage) through March 31, 2002                 F-2

     Condensed Statements of Cash Flows (Unaudited) for the Three
        Months Ended March 31, 2002 and 2001 and for the Period
        from December 31, 1997 (Date of Inception of the
        Development Stage) through March 31, 2002                 F-3

     Notes to Condensed Financial Statements (Unaudited)          F-4

                    TINTIC GOLD MINING COMPANY
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEETS
                           (Unaudited)

                   ASSETS                             March 31,  December 31,
                                                        2002         2001
Current Assets
     Cash and cash equivalents                       $  24,659   $  29,860
     Income tax receivable                               3,876       3,876
                                                     ---------   ---------
          Total Current Assets                          28,535      33,736
                                                     ---------   ---------
Total Assets                                         $  28,535   $  33,736
                                                     =========   =========
      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
     Accounts payable                                $   2,000   $   3,184
     Accrued franchise and income taxes                    100         100
                                                     ---------   ---------
          Total Current Liabilities                      2,100       3,284
                                                     ---------   ---------
Stockholders' Equity
     Common Stock - $0.001 par value; 10,000,000
      shares authorized; 2,817,720 shares issued
      and outstanding                                    2,818       2,818
     Additional paid-in capital                         52,157      52,157
     Retained earnings (accumulated deficit)
      (from December 31, 1997, date of
      quasi-reorganization)                            (28,540)    (24,523)
                                                    ----------   ---------
          Total Stockholders' Equity                    26,435      30,452
                                                    ----------   ---------
Total Liabilities and Stockholders' Equity          $   28,535   $  33,736
                                                    ==========   =========

See accompanying notes to unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (A Development Stage Company)
                CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                                              For the Period
                                                                   From
                                                             December 31, 1997
                                             For the Three  (Date of Inception
                                             Months Ended   of the Development
                                              March 31,       Stage) Through
                                           2002        2001   March 31, 2002
Income
     Interest and dividend income          $    111    $     618  $  8,363
     Gain on sale of marketable securities        -            -     8,084
                                           --------    ---------  --------
     Total Income                          $    111    $     618  $ 16,447

Operating Expenses
     General and Administrative               4,128        5,306    46,195
                                           --------    ---------  --------
     Income (Loss) Before Income Taxes       (4,017)      (4,688)  (29,748)

Provision for Income Taxes (Expense) Benefit      -            -     1,208
                                           --------    ---------  --------
Net Income (Loss)                          $ (4,017)   $  (4,688) $(28,540)
                                           ========    =========  ========
Basic Earnings (Loss) Per Share            $   0.00    $    0.00
                                           ========    =========
Weighted Average Common Shares Used In
Per Share Calculations                     2,817,720   2,317,720

See accompanying notes to unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (A Development Stage Company)
                CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                              For the Period
                                                                   From
                                                             December 31, 1997
                                             For the Three  (Date of Inception
                                             Months Ended   of the Development
                                              March 31,       Stage) Through
                                           2002        2001   March 31, 2002
Cash flows from operating activities:
Net in loss                                $  (4,017)  $  (4,688)  $(28,540)
Expenses not using working capital or
income not provided by working capital:
     Stock issued for services                     -           -     15,000
     Loss (gain) from sale of securities           -           -     (8,086)
Changes in non-cash working capital:
     Accounts payable                         (1,184)      5,000      2,000
     Income tax refund receivable                  -           -     (3,876)
     Income taxes payable                          -      (1,014)      (565)
                                           ---------   ---------   --------
          Net cash used by operating
          activities                          (5,201)       (702)   (24,067)

Cash flows from investing activities:
     Purchase of securities                        -           -     (7,609)
     Proceeds from sale of securities              -           -     23,962
                                           ---------   ---------   --------
          Net cash flows provided by
              investing activities                 -           -     16,353
                                           ---------   ---------   --------
     Net decrease in cash                     (5,201)       (702)    (7,714)

Cash and cash equivalents at beginning
of period                                     29,860       45,051    32,373
                                           ---------   ----------  --------
Cash and cash equivalents at end of period $  24,659   $   44,349  $ 24,659
                                           =========   ==========  ========
Additional cash flow information:
     Cash paid for income taxes            $       -   $    1,113  $  3,565
                                           =========   ==========  ========

See accompanying notes to unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (A Development Stage Company)
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements. The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated March 26, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2002.

Business Condition. As shown in the financial statements, during the three months ended March 31, 2002, the Company incurred a loss of $4,017 and used cash from operations of $5,201. The general and administrative expenses for the three months ended March 31, 2002 continued to reflect the Company's involvement in activities to raise additional funds to develop its mining properties. No additional funds have been raised as of March 31, 2002. For the period from December 31, 1997 (date of inception of the exploration stage) through March 31, 2002, the Company's income has been generated solely from interest and dividends earned on cash, cash equivalents and available-for-sale securities and from net gains on the sale of marketable securities. The Company sold all marketable securities during the year ended December 31, 2001; therefore, marketable securities will no longer be a source of income. Management anticipates that only nominal capital will be needed to maintain its corporate status and necessary funds will most likely be provided by the Company's existing cash reserves. However, the Company's ability to reach planned operations is dependent upon its ability to obtain additional debt or equity financing, to generate sufficient cash flow from mining operations, and ultimately to attain profitable operations.

NOTE 2   COMMITMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Tintic Gold Mining Company ("Tintic Gold" or "Company") is engaged in mineral exploration. Its discussion hereunder is based on certain reasonable expectations concerning the mining industry, the demand for precious metals, and the sources and potentials for obtaining financial capital, all of which involve "forward-looking statements." The Company does not intend to forecast what may or may not occur in the future, nor will the Company predict that any particular event may or may not occur. Management emphasizes that it can neither control nor predict many of these risks and uncertainties.

The Company has been in the process of reactivating itself and is now in the position of determining what business opportunities are available to it, including evaluating the possible future exploration of its patented mining claims. Prior to the filing of its registration statement on Form 10-SB in September 2001, the Company was a passive entity whose income had been received from the leasing of its mining properties. Except for a "quasi-reorganization" made effective on the Company's books and records as of December 31, 1997, the Company has had no substantial activity since 1997, the date that its mining lease with Centurion Mines Corporation lapsed.

Selected Financial Data

Because Tintic Gold currently has limited operations, selected financial data would not be particularly meaningful. Reference is therefore made to the financial statements of Tintic Gold above. Reference is also made to the Company's audited financial statements contained in its annual report on Form 10-KSB filed with the Commission on or about March 26, 2002.

Quarter ended March 31, 2002

During the first quarter ended March 31, 2002, Tintic Gold did not conduct any business activity that resulted in revenues other than in the nature of interest income derived from its cash and cash equivalents. All of its activities during the quarter were devoted to further reactivating itself, filing its Annual Report on Form 10-KSB and otherwise establishing a business plan and plan of operation.

Liquidity and Capital Resources or Requirements

The working capital of Tintic Gold at March 31, 2002, was approximately $26,435. Once again, the Company's existing working capital has been funded from revenue generated in the past from the leasing of its mining properties.

Tintic Gold will likely require additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount may be substantial depending upon a variety of factors such as the price of gold and silver over the next year or two or longer. Tintic Gold currently has no sources of financing, including bank or private lending sources, or equity capital sources. No assurance can be given that Tintic Gold will be able to develop any sources of financing in the future. Further, no assurance can be given or made that at such time as its existing working capital runs out, if and when it does, that individual members of management will loan or advance the Company sufficient money to make it continue as a going concern. To implement its business plan and engage in the exploration of its mining properties, Tintic Gold will need substantial additional funding. Because these requirements are in the more distant future, management has not yet begun to develop methods or plans of financing. If and when necessary, management expects that it will use equity, debt and other arrangements such as joint ventures to fund these stages of its business plan to the extent such is necessary. Based on the Company's current liquidity situation and in spite of statements to the effect that the Company will more than likely need additional funding to carry out or implement its plan of operation, the Company believes that it has sufficient working capital to carry it through the next eighteen months without having to pursue additional financing or the raising of additional capital.

Plan of Operation

The Company's goal and ultimate objective is to generate recurring cash flow by establishing long-term business opportunities. The uncertainty of future events, however, presently limits Tintic Gold's ability to provide any assurances regarding its ability to implement such a plan, raise financial resources, or undertake these or any other business activities.

During the next twelve to eighteen months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures, all with a view towards further exploring its mining properties, properties that it believes are valuable. If and when the funds are available for such purpose, management believes that further exploration on the Company's patented mining claims may be warranted, even though they cover a relatively small number of acres.

The Company does NOT have sufficient other funds of its own to finance exploration costs, or to make capital improvements to its properties and operating facilities.

Should the Company be unable to raise a significant amount of additional working capital in the next eighteen months, it more than likely would not have sufficient funds, or access to sufficient funds, for exploration work.
As a result, Tintic Gold's plan of operation depends largely on its ability to cultivate financial resources and business arrangements with investors and larger and better-capitalized mining or exploration companies.

The Company does not intend to use or hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants may be used if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities and arrangements during at least the next eighteen months.

The Company's business plan will be directed primarily toward seeking out business opportunities and also pursuing the eventual and possible exploration of its patented mining claims. The mineral interests and rights with respect to these claims are believed to represent durable value for exploration as Tintic Gold owns these patented mining claims in fee simple.


PART II   OTHER INFORMATION

Item 5.  Other information.

For its fiscal year ended December 31, 2001, the Company issued 500,000 "restricted" shares to officers and directors and the Company's counsel for the substantial services rendered by such individuals during the fiscal year. These services included but were not limited to getting the Company reactivated and devoting the time and energy necessary to make the Company a fully reporting company under the Securities Exchange Act of 1934. As a result of such issuance, the Company has a total of 2,817,720 shares issued and outstanding.

During the quarter, the Company adopted a 2002 Stock Option/Stock Issuance Plan ("Plan"), a copy of which was filed as an exhibit to the Company's Annual Report on Form 10-KSB filed on with the Commission March 26, 2002. Such Plan authorizes the issuance of a total of 1,000,000 shares to employees and consultants, including officers and directors. In addition, officers and directors of the Company are entitled to 250,000 of the shares issuable under the Plan in exchange for $0.025 per share, when earned. At the present time, the right to purchase such 250,000 shares for $0.025 per share has not been earned. When such option rights are earned, the Company anticipates entering into Non-Qualified Stock Option Agreements with such individuals.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          None.

     (b)  Reports on Form 8-K
          None.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TINTIC GOLD MINING COMPANY
                                   (Issuer)


Date:  May 7, 2002            /s/ George Christopulos
                                 -------------------------------------
                              By: George Christopulos,
                              Its:  President and Chairman of the
                              Board