Form 10QSB
period 2002-06-30
TINTIC GOLD MINING  CO
filed 2002-08-12
CIK 1159275

Quarterly filing June 2002.


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

     For the second quarter ended June 30, 2002
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

     Class                         Outstanding as of July 22, 2002
------------------                 -----------------------------
Common Capital Voting Stock,            2,817,720 shares
$0.001 par value per share

                   FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, Financial Statements and Notes to Financial Statements contain forward looking-statements. All statements made in this Report or in another Report incorporated by reference that are not statements of historical fact are forward-looking statements. We caution the reader not to place undue reliance on any forward-looking statements, which speak only as of the date of the respective Reports. Important factors could cause actual results to differ from those expressed in the forward-looking statements.


                 PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    TINTIC GOLD MINING COMPANY
                  (A Development Stage Company)

                  INDEX TO FINANCIAL STATEMENTS

                                                                         Page

Financial Statements:

  Condensed Balance Sheets (Unaudited)- June 30, 2002 and
   December 31, 2001                                                     F-1

  Condensed Statements of Operations (Unaudited) for the Three Months
   Ended June 30, 2002 and 2001, for the Six Months Ended June 30, 2002
   and 2001, and for the Period from December 31, 1997 (date of Inception
   of the Development Stage) through June 30, 2002                       F-2

  Condensed Statements of Cash Flows (Unaudited) for the Six Months
   Ended June 30, 2002, and 2001 and for the Period from December 31,
   1997 (Date of Inception of the Development Stage) through June 30,
   2002                                                                  F-3

  Notes to Condensed Financial Statements (Unaudited)                    F-4

                    TINTIC GOLD MINING COMPANY
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                        June 30,  December 31,
                                                          2002          2001
                              ASSETS

Current Assets
         Cash and cash equivalents                  $   19,648     $   29,860
         Income tax receivable                           3,445          3,876
                                                    ----------     ----------
                  Total Current Assets                  23,093         33,736
                                                    ----------     ----------
Total Assets                                        $   23,093     $   33,736
                                                    ==========     ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable                           $      500     $    3,184
         Accrued franchise tax                             100            100
                                                    ----------     ----------
                  Total Current Liabilities                600          3,284
                                                    ----------     ----------
Stockholders' Equity
         Common Stock - $0.001 par value; 10,000,000
          shares authorized; 2,817,720 shares issued
          and outstanding                                2,818          2,818
         Additional paid-in capital                     52,157         52,157
         Accumulated deficit (from December 31, 1997,
          date of quasi-reorganization)                (32,482)       (24,523)
                                                    ----------     ----------
                  Total Stockholders' Equity            22,493         30,452
                                                    ----------     ----------
Total Liabilities and Stockholders' Equity          $   23,093     $   33,736
                                                    ==========     ==========

See accompanying notes to unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (A Development Stage Company)
                CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                                                          For the Period From
                                                           December 31, 1997
                 For the Three Months For the Six Months (Date of inception of
                   Ended June 30,      Ended June 30,   the Development Stage)
                 2002         2001    2002         2001  Through June 30, 2002
Income
  Interest and
   dividend income $     84  $    437  $     195   $  1,055     $     8,447
  Gain (loss) on
   sale of marketable
   securities             -      (604)         -       (604)          8,084
                   --------  --------  ---------   --------     -----------
     Total Income        84      (167)       195        451          16,531


General and
Administrative
Expenses              4,026     1,906      8,154      7,212          50,221
                   --------  --------  ---------   --------     -----------
Loss Before Income
Taxes                (3,942)   (2,073)    (7,959)    (6,761)        (33,690)

Provision for Income
Taxes (Expense)
Benefit                   -      (135)         -       (135)          1,208
                   --------  --------  ---------   --------     -----------
Net Loss           $ (3,942) $ (2,208) $  (7,959)  $ (6,896)    $   (32,482)
                   ========  ========  =========   ========     ===========
Basic Loss Per
Share              $    0.00 $    0.00 $    0.00   $   0.00
                   ========= ========= =========   ========
Weighted Average
Common Shares Used
in Per Share
Calculations       2,817,720 2,317,720 2,817,720  2,317,720
                   ========= ========= =========  =========

See accompanying notes to unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (A Development Stage Company)
                CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                           For the Period From
                                                            December 31, 1997
                                    For the Six Months   (Date of Inception of
                                       Ended June 30,   the Development Stage)
                                     2002         2001   Through June 30, 2002
Cash flows from operating activities:
  Net loss                            $   (7,959)  $  (6,896)  $  (32,482)
  Adjustments to reconcile net loss
  to net cash used by operating
  activities:
    Stock issued for services                  -           -       15,000
    Loss (gain) from sale of securities        -         604       (8,086)
  Changes in assets and liabilities:
    Income tax refund receivable             431           -       (3,445)
    Deferred tax asset                         -         135            -
    Accounts payable                      (2,684)       (206)         500
    Income taxes payable                       -      (1,113)        (565)
                                      ----------    --------    ---------
Net cash used by
operating activities                     (10,212)     (7,476)     (29,078)
                                      ----------    --------    ---------
Cash flows from investing activities:
    Purchase of securities                     -           -       (7,609)
    Proceeds from sale of securities           -       7,005       23,962
                                      ----------    --------    ---------
Net cash flows provided by investing
activities                                     -       7,005       16,353
                                      ----------    --------    ---------
Net decrease in cash                     (10,212)       (471)     (12,725)

Cash and cash equivalents at
beginning of period                       29,860      45,051       32,373
                                       ---------   ---------     --------
Cash and cash equivalents at end of
period                                 $  19,648   $  44,580     $ 19,648
                                       =========   =========     ========
Additional cash flow information:
  Cash paid for income taxes           $       -   $   1,113     $  3,565
                                       =========   =========     ========

See accompanying notes to unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (A Development Stage Company)
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and noted thereto included in the Form 10-KSB dated March 26, 2002. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the year ended December 31, 2002.

Business Condition   As shown in the financial statements, during the six
months ended June 30, 2002, the Company incurred a loss of $ 7,959 and used cash from operations of $10,212. The general and administrative expenses for the six months ended June 30, 2002 continued to reflect the Company's involvement in activities to raise additional funds to explore its mining properties. No additional funds have been raised as of June 30, 2002. For the period from December 31, 1997 (date of inception of the development stage) through June 30, 2002, the Company's income has been generated solely from dividends earned on cash, cash equivalents and available-for-sale securities and from net gains on the sale of marketable securities. The Company sold all marketable securities during the year ended December 31, 2001; therefore, marketable securities will no longer be a source of income. Management anticipates that only nominal capital will be needed to maintain its corporate status and necessary funds will most likely be provided by the Company's existing cash reserves. However, the Company's ability to reach planned operations is dependent upon its ability to obtain additional debt or equity financing, to generate sufficient cash flow from mining operations, and ultimately to attain profitable operations.

NOTE 2 - COMMITMENTS

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

NOTE 3   LETTER OF INTENT

On May 8, 2002, the Company entered into a non-binding letter of intent to engage in a "reverse acquisition" transaction with Zer Communications, an Israeli company engaged in the development of telecommunications and voice mail technology. Under the transaction, the Company would issue Zer Communications and its investors newly issued shares of common stock representing 83.6 percent of its issued and outstanding common stock giving effect to the transaction, in exchange for all of the issued and outstanding shares of Zer Communications. As of August 6, 2002, the parties have not entered into a definitive agreement. The Company continues to pursue the proposed reorganization or exchange transaction with Zer Communications; however, no assurance can be given that such event will take place.

Item 2.  Management's Discussion and Analysis Or Plan of Operations.

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

The Company has been in the process of reactivating itself and is now in the position of determining what business opportunities are available to it, including evaluating the possible future exploration of its patented mining claims. Prior to the filing of its registration statement on Form 10-SB in September 2001, the Company was a passive entity whose income had been received from the leasing of its mining properties. Except for a "quasi-reorganization" made effective on the Company's books and records as of December 31, 1997, the Company has had no substantial activity since 1997, the date that its mining lease with Centurion Mines Corporation and its successor, Grand Central Silver Mines, lapsed.

Plan of Operations

During the quarter ended June 30, 2002, Tintic Gold did not conduct any business activity that resulted in revenues other than in the nature of interest income derived from its cash and cash equivalents. All of its activities during the quarter were devoted to further reactivating itself, filing its first quarterly report on Form 10-QSB, negotiating with agents acting on behalf of Zer Communications as set forth in a Form 8-K filed on or about May 23, 2002, and otherwise further establishing a business plan and plan of operation.

The working capital of Tintic Gold at June 30, 2002, was approximately $22,493. The Company's existing working capital has been funded from revenue generated in the past from the leasing of its mining properties.

Tintic Gold will likely require additional financing to continue to develop its business plan and to begin its implementation. Management believes this amount may be substantial. Tintic Gold currently has no sources of financing, including bank or private lending sources, or equity capital sources. No assurance can be given that Tintic Gold will be able to develop any sources of financing in the future. Further, no assurance can be given or made that at such time as its existing working capital runs out, if and when it does, that individual members of management will loan or advance the Company sufficient money to make it continue as a going concern. To implement its business plan and engage in the exploration of its mining properties, Tintic Gold will need substantial additional funding. Because these requirements are in the more distant future, management has not yet begun to develop methods or plans of financing. If and when necessary, management expects that it will use equity, debt and other arrangements such as joint ventures to fund these stages of its business plan to the extent such is necessary. Based on the Company's current liquidity situation and in spite of statements to the effect that the Company will more than likely need additional funding to carry out or implement its plan of operation, the Company believes that it has sufficient working capital to carry it through the next eighteen months without having to pursue additional financing or the raising of additional capital.

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

The Company's business plan is and will be directed primarily toward seeking out business opportunities and also pursuing the eventual and possible exploration of its patented mining claims. The mineral interests and rights with respect to these claims are believed to represent durable value for exploration as Tintic Gold owns these patented mining claims in fee simple.

                   PART II   OTHER INFORMATION

Item 5.  Other information.

On May 8, the Company entered into a non-binding letter of intent to engage in a "reverse acquisition" transaction with Zer Communications, an Israeli company engaged in the development of telecommunications and voice mail technology. On May 23, 2002, a current report on Form 8-K was filed with the Commission announcing this proposed transaction. As of the date of this report, however, the parties have not entered into a definitive Plan and Agreement of Exchange or Reorganization. Though the non-binding letter of intent has expired by its own terms, the Company, as of the date of this report, is not treating the letter of intent as having expired. The possibility still exists that the Company will in fact pursue and engage in the proposed reorganization or exchange transaction with Zer Communications. No assurance can be given at this stage, however, that this will occur.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

On May 23, 2002, a current report on Form 8-K was filed announcing a proposed reorganization or acquisition transaction with Zer Communications.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TINTIC GOLD MINING COMPANY
                                 (Issuer)


Date: August 12, 2002            /s/ George Christopulos
                                 -------------------------------------
                                 By: George Christopulos,
                                 Its:  President and Chairman of the
                                 Board