Form 10QSB
period 2002-09-30
TINTIC GOLD MINING  CO
filed 2002-11-12
CIK 1159275

Quarterly filing September 2002.


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

     For the third quarter ended September 30, 2002
                                 ------------------

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

     Class                         Outstanding as of November 1, 2002
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

                  INDEX TO FINANCIAL STATEMENTS

                                                                         Page

Financial Statements:

  Condensed Balance Sheets (Unaudited)- September 30, 2002 and
   December 31, 2001                                                     F-1

  Condensed Statements of Operations (Unaudited) for the Three Month
   Period Ended September 30, 2002 and 2001, for the Nine Month Period
   Ended September 30, 2002 and 2001, and for the Period from December
   21, 1997 (date of Inception of the Development Stage) through
   September 30, 2002                                                    F-2

  Condensed Statements of Cash Flows (Unaudited) for the Nine Month
   Period Ended September 30, 2002, and 2001 and for the Period from December 31, 1997 (Date of Inception of the Development Stage)
   through September 30, 2002                                            F-3

  Notes to Condensed Financial Statements (Unaudited)                    F-4

                    TINTIC GOLD MINING COMPANY
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                     September 30,  December
31,
                                                          2002          2001
                              ASSETS

Current Assets
         Cash and cash equivalents                  $   22,028     $   29,860
         Income tax receivable                               -          3,876
                                                    ----------     ----------
                  Total Current Assets                  22,028         33,736
                                                    ----------     ----------
Total Assets                                        $   22,028     $   33,736
                                                    ==========     ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable                           $      500     $    3,184
         Accrued state franchise tax payable               100            100
                                                    ----------     ----------
                  Total Current Liabilities                600          3,284
                                                    ----------     ----------
Stockholders' Equity
         Common Stock - $0.001 par value; 10,000,000
          shares authorized; 2,817,720 shares issued
          and outstanding                                2,818          2,818
         Additional paid-in capital                     52,157         52,157
         Accumulated deficit (from December 31, 1997,
          date of quasi-reorganization)                (33,547)       (24,523)
                                                    ----------     ----------
                  Total Stockholders' Equity            21,548         30,452
                                                    ----------     ----------
Total Liabilities and Stockholders' Equity          $   22,028     $   33,736
                                                    ==========     ==========

See accompanying notes to unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (A Development Stage Company)
                CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                                                          For the Period From
                                                           December 31, 1997
              For the Three Months  For the Nine Months  (Date of inception of
              Ended September 30,   Ended September 30,  the Development
Stage)
              2002         2001     2002         2001 Through September 30,
2002
Income
  Interest and
   dividend income $     81  $    403  $     276   $  1,458     $     8,528
  Gain (loss) on
   sale of marketable
   securities             -         -          -       (604)          8,084
                   --------  --------  ---------   --------     -----------
     Total Income        81       403        276        854          16,612


General and
Administrative
Expenses              1,146    11,270      9,300     18,482          51,367
                   --------  --------  ---------   --------     -----------
Loss Before Income
Taxes                (1,065)  (10,867)    (9,024)   (17,628)        (34,755)

Provision for Income
Taxes (Expense)
Benefit                   -         -          -       (135)          1,208
                   --------  --------  ---------   --------     -----------
Net Loss           $ (1,065) $(10,867) $  (9,024)  $(17,763)    $   (33,547)
                   ========  ========  =========   ========     ===========
Basic Loss Per
Share              $  (0.00) $  (0.00) $   (0.00)  $  (0.01)
                   ========= ========= =========   ========
Weighted Average
Common Shares Used
in Per Share
Calculations       2,817,720 2,317,720 2,817,720  2,317,720
                   ========= ========= =========  =========

See accompanying notes to unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (A Development Stage Company)
                CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                           For the Period From
                                                            December 31, 1997
                                                           (Date of Inception
                            For the Nine Month Period      of the Development
                               Ended September 30,            Stage) Through
                                2002         2001           September 30, 2002
Cash flows from operating activities:
  Net loss                         $   (9,024)  $ (17,763)  $  (33,547)
  Adjustments to reconcile net loss
  to net cash used by operating
  activities:
    Stock issued for services               -           -       15,000
    Loss (gain) from sale of securities     -         604       (8,086)
  Changes in assets and liabilities:
    Accounts payable                   (2,684)      5,395          500
    Income tax refund receivable        3,876           -            -
    Deferred tax asset                      -         135            -
    Income taxes payable                    -      (1,113)        (565)
                                   ----------    --------    ---------
Net cash used by
operating activities                   (7,832)    (12,742)     (26,698)

Cash flows from investing activities:
    Purchase of securities                  -           -       (7,609)
    Proceeds from sale of securities        -       7,005       23,962
                                   ----------    --------    ---------
Net cash flows provided by investing
activities                                  -       7,005       16,353
                                   ----------    --------    ---------
Net decrease in cash                   (7,832)     (5,737)     (10,345)

Cash and cash equivalents at
beginning of period                    29,860      45,051       32,373
                                    ---------   ---------     --------
Cash and cash equivalents at end of
period                              $  22,028   $  39,314     $ 22,028
                                    =========   =========     ========
Additional cash flow information:
  Cash paid for income taxes        $     100   $   1,113     $  3,565
                                    =========   =========     ========

See accompanying notes to unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (A Development Stage Company)
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and noted thereto included in the Form 10-KSB for the year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the year ended December 31, 2002.

Business Condition   As shown in the financial statements, during the nine
months ended September 30, 2002, the Company incurred a loss of $9,024 and used cash from operations of $7,832. The general and administrative expenses for the nine months ended September 30, 2002 continued to reflect the Company's involvement in activities to raise additional funds to develop its mining properties. No additional funds have been raised as of September 30, 2002. For the period from December 31, 1997 (date of inception of the development stage) through September 30, 2002, the Company's income has been generated solely from dividends earned on cash, cash equivalents and available-for-sale securities and from net gains on the sale of marketable securities. The Company sold all marketable securities during the year ended December 31, 2001; therefore, marketable securities will no longer be a source of income. Management anticipates that capital will be needed to maintain its corporate status and necessary funds will most likely be provided by the Company's existing cash reserves. However, the Company's ability to reach planned operations is dependent upon its ability to obtain additional debt or equity financing, to generate sufficient cash flow from mining operations, and ultimately to attain profitable operations.

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

NOTE 3   TERMINATED PURCHASE AGREEMENT

On May 8, 2002, the Company entered into a non-binding letter of intent to acquire Zer Communications, an Israeli company engaged in the development of telecommunications and voice mail technology. On October 30, 2002, the Company terminated its letter of intent with Zer Communications. All costs incurred in connection with the terminated acquisition have been expensed as of September 30, 2002.

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

Plan of Operations

During the quarter ended September 30, 2002, Tintic Gold did not conduct any business activity that resulted in revenues other than in the nature of interest income derived from its cash and cash equivalents. All of its activities during the quarter were devoted to further reactivating itself, filing its second quarterly report on Form 10-QSB, and otherwise further establishing a business plan and plan of operation.

On October 30, 2002, the Company terminated its letter of intent with Zer Communications as originally announced in a Form 8-K filed by the Company on May 23, 2002. See also Item 5 below.

The working capital of Tintic Gold at September 30, 2002, was approximately $21,428. The Company's existing working capital has been funded from revenue generated in the past from the leasing of its mining properties.

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

Item 3.  Controls and Procedures.

The Company maintains controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Company's chief executive officer and the principal financial officer (or persons performing similar functions) concluded that the Company's disclosure controls and procedures were adequate. As a result of its evaluation, the Company has made no significant changes in its internal controls or other factors that could significantly affect the controls and other procedures already in place.

PART II   OTHER INFORMATION

Item 5.  Other information.

Because the proposed acquisition transaction with Zer Communications was not proceeding as scheduled or anticipated, the Company, on October 30, 2002, terminated the letter of intent and ceased further negotiations with Zer Communications. This proposed transaction was originally announced and discussed in a Form 8-K filed by the Company on May 23, 2002. The proposed transaction was also briefly referenced in the Company's last Form 10-QSB for its quarter ended June 30, 2002.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

      None. Because the proposed acquisition transaction with Zer Communications was not proceeding as scheduled or anticipated and because there was substantial doubt about whether the transaction would go forward in any event during the previous quarter, the Company has elected not to announce the termination of the transaction with Zer Communications in a current report on Form 8-K but instead in this report.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TINTIC GOLD MINING COMPANY
                                   (Issuer)


Date:  November 11, 2002             /s/ George Christopulos
                                 -------------------------------------
                                 By:  George Christopulos,
                                 Its: President and Chairman of the
                                      Board




     I, George Christopulos, certify that:

      1. I have reviewed this third quarter Report on Form 10-QSB of Tintic Gold Mining Company;

      2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this registration statement; and

      3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.


Date:  November 11, 2002

                                  /s/      George Christopulos
                                  -----------------------------------------
                                  George Christopulos, Chief Executive Officer



      I, Hugh Coltharp, certify that:

      1. I have reviewed this third quarter Report on Form 10-QSB of Tintic Gold Mining Company;

      2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this registration statement; and

      3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.


Date:  November 11, 2002

                                   /s/   Hugh Coltharp
                                   -----------------------------------------
                                   Hugh Coltharp, Chief Financial Officer