Form 10QSB/A
period 2002-09-30
TINTIC GOLD MINING  CO
filed 2003-02-10
CIK 1159275

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549


                          ----------------------------

                                   FORM 10-QSB/A

                                  Amendment No. 1

                          ----------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the third quarter ended September 30, 2002
                                 ------------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from  ___________ to ___________

                    Commission File Number:  000-33167
                                             ---------

                          TINTIC GOLD MINING COMPANY
                          --------------------------
      (Exact name of small business issuer as specified in its charter)

                   UTAH                                 87-0448400
                   ----                                 ----------
(State or other jurisdiction of incorporation)     (I.R.S. EMPLOYER ID NO.)

            3131 Teton Drive
          Salt Lake City, Utah                            84109
          --------------------                            -----
(Address of principal executive offices)               (Zip Code)


                             (801) 467-2021
                             --------------
             (Issuer's telephone number, including area code)


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                   Outstanding as of November 1, 2002
          -----                   ----------------------------------
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

     Tintic Gold Mining Company is referred to herein as the "Company," "Tintic Gold" or any derivations thereof.

                 PART I   FINANCIAL INFORMATION

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

                    TINTIC GOLD MINING COMPANY
                  (A Development Stage Company)
                CONDENSED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                                                          For the Period From
                                                           December 31, 1997
                                                         (Date of inception of
              For the Three Months  For the Nine Months the Development Stage)
              Ended September 30,   Ended September 30, Through September 30,
              2002         2001     2002         2001            2002
Income
  Interest and
   dividend income $     81  $    403  $     276   $  1,458     $     8,528
  Gain (loss) on
   sale of marketable
   securities             -         -          -       (604)          8,084
                   --------  --------  ---------   --------     -----------
     Total Income        81       403        276        854          16,612


General and
Administrative
Expenses              1,146    11,270      9,300     18,482          51,367
                   --------  --------  ---------   --------     -----------
Loss Before Income
Taxes                (1,065)  (10,867)    (9,024)   (17,628)        (34,755)

Provision for Income
Taxes (Expense)
Benefit                   -         -          -       (135)          1,208
                   --------  --------  ---------   --------     -----------
Net Loss           $ (1,065) $(10,867) $  (9,024)  $(17,763)    $   (33,547)
                   ========  ========  =========   ========     ===========
Basic Loss Per
Share              $  (0.00) $  (0.00) $   (0.00)  $  (0.01)
                   ========= ========= =========   ========
Weighted Average
Common Shares Used
in Per Share
Calculations       2,817,720 2,317,720 2,817,720  2,317,720
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

NOTE 3   TERMINATED PURCHASE AGREEMENT

On May 8, 2002, the Company entered into a non-binding letter of intent to acquire Zer Communications, an Israeli company engaged in the development of telecommunications and voice mail technology. On October 30, 2002, the Company terminated its letter of intent with Zer Communications. All costs incurred in connection with the terminated acquisition have been charged to operations as of September 30, 2002. Recently however, the Company has reopened negotiations with Zer Communications and is working on completing the terms of the letter of intent.

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

On October 30, 2002, the Company terminated its letter of intent with Zer Communications as originally announced in a Form 8-K filed by the Company on May 23, 2002. However, subsequent to the termination, the Company re-opened negotiations and is currently still working on completing this letter of intent. See also Item 5 below.

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

                   PART II   OTHER INFORMATION

Item 5.  Other Information.

Because the proposed acquisition transaction with Zer Communications was not proceeding as scheduled or anticipated, the Company, on October 30, 2002, terminated the letter of intent and ceased further negotiations with Zer Communications. However, subsequent to the termination, the Company has re-opened negotiations and is currently working on completing this letter of intent. This proposed transaction was originally announced and discussed in a Form 8-K filed by the Company on May 23, 2002. The proposed transaction was also briefly referenced in the Company's last Form 10-QSB for its quarter ended June 30, 2002.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

      None.

     (b)  Reports on Form 8-K

      None.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TINTIC GOLD MINING COMPANY
                                   (Issuer)


Date: 2/10/03                    /s/ George Christopulos
                                 -------------------------------------
                                 By:  George Christopulos,
                                 Its: President and Chairman of the
                                      Board


                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, George Christopulos, Chief Executive Officer of Tintic Gold Mining Company, (the "Registrant"), certify that:

     1. I have reviewed this amended Quarterly Report on Form 10-QSB/A-1 of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 10, 2003            /s/George Christopulos
                                     George Christopulos
                                     Chief Executive Officer

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Hugh Coltharp, Secretary/Treasurer of Tintic Gold Mining Company, (the "Registrant"), certify that:

     1. I have reviewed this amended Quarterly Report on Form 10-QSB/A of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 10, 2003            /s/Hugh Coltharp
                                     Hugh Coltharp
                                     Secretary/Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the amended Quarterly Report of Tintic Gold Mining Company (the "Registrant") on Form 10-QSB/A for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), We, George Christopulos, CEO, President, and Chairman of the Board and Hugh Coltharp, Secretary/Treasurer and a director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.



/s/George Christopulos
George Christopulos
CEO, President and
Chairman of the Board
February 10, 2003

/s/Hugh Coltharp
Hugh Coltharp
Secretary/Treasurer
and director
February 10, 2003