Form 10KSB
period 2002-12-31
TINTIC GOLD MINING  CO
filed 2003-04-11
CIK 1159275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                   FORM 10-KSB
                                   -----------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002
                               -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                             (801) 467-2021
                              -------------
               (Issuer's telephone number, including area code)

     Securities registered under Section 12(b) of the Exchange Act: None.

     Securities registered under Section 12(g) of the Exchange Act:

          Common Capital Voting Stock, $0.001 par value per share
          -------------------------------------------------------
                             (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [X]  No [ ]            (2) Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $0.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked process of such common equity, as of a specified date within the past 60 days.

     On January 31, 2002, the Registrant's common stock became eligible for trading on the OTC Bulletin Board, though there is no "established trading market" for our securities. As of the close of business on December 31, 2002, the Registrant's fiscal year-end, the aggregate market value of the 188,844 shares of common voting stock held by non-affiliates was approximately $33,048, based upon a $0.175 per share valuation of the Registrant's securities by the Board of Directors. On the date of this Annual Report, the aggregate market value of the 188,844 shares of common voting stock held by non-affiliates was valued by the Board of Directors at approximately
$18,884.

     Effective February 3, 2003, the Board of Directors of the Registrant voted to reverse split the Registrant's outstanding common stock on a basis of one for 10, resulting in a total of 415,956 post-split outstanding shares at December 31, 2002, taking into account rounding up of fractional shares to the nearest whole share and the effect of the exercise of certain options granted to members of management pursuant to the Registrant's 2002 Stock Option Plan that were exercised on February 3, 2003. All computations herein take into account this reverse split.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Not applicable.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the last practicable date:

     March 31, 2003: 952,567 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     To the extent it is permitted to do so, the Registrant seeks to incorporate by reference certain disclosure items contained in its Form 10-SB filed on EDGAR on September 19, 2001 and its Form 10-SB/A filed on EDGAR on November 16, 2001, including certain exhibits filed therewith. The specific items of the Registrant's Form 10-SB and Form 10-SB/A registration statements, or parts thereof, that the Registrant intends to incorporate by reference are specifically referenced below. To the extent items from a Form 10-SB registration statement are not permitted to be incorporated into an Annual Report by reference, these items are referred to below for the sole purpose of providing the reader with a source for additional information on the Registrant if he, she or it so desires. See Part III, Item 13 below.

     Transitional Small Business Disclosure Format: Yes [X]; No [ ].

                         NOTICE AND DISCLAIMER REGARDING
                           FORWARD-LOOKING STATEMENTS

     Certain matters discussed herein may be forward-looking statements that involve significant risks and uncertainties. These could include, for example, any of the following: the timely development of existing or future properties, reserves and projects; the impact of metals prices and metal production volatility; changing market conditions; changes in the regulatory environment; and other material risks that are or will be described from time to time in the Registrant's filings with the Securities and Exchange Commission ("Commission"). In this regard, reference is made to Exhibit 99 attached to and incorporated by reference into the Registrant's September 19, 2001, Form 10-SB on file with the Commission, an exhibit titled "Risk Factors" and which lists and describes a several risk factors that the Registrant believes are material to a person investing or considering investing in the Registrant.

     In light of the significant risk factors involved with or facing the Registrant, actual results may differ materially or considerably from those projected, implied or suggested. As a result, any forward-looking statements expressed herein are deemed to represent the Registrant's judgment as of the date of this filing. The Registrant does NOT express any intent or obligation to update any forward-looking statement because it is unable to give any assurances regarding the likelihood that, or extent to which, any event discussed in any such forward-looking statement may or may not occur or otherwise bear materially upon the Registrant's future business, developments or plans, or its financial condition and results of operations.

                       TABLE OF CONTENTS
                                                                        PAGE

          Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . .5

                               PART I

ITEM 1.   Description of Business. . . . . . . . . . . . . . . . . . . . 10

ITEM 2.   Description of Property. . . . . . . . . . . . . . . . . . . . 17

ITEM 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 22

ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . . .23

                              PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters. . . .23

ITEM 6.   Management's Discussion and Analysis or Plan of Operation. . . 25

ITEM 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . .26

ITEM 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure. . . . . . . . . . . . . . . . . . . .27

                                   PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act. . . . . . . 27

ITEM 10   Executive Compensation. . . . . . . . . . . . . . . . . . . . .29

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.30

ITEM 12.  Certain Relationships and Related Transactions. . . . . . . . .32

ITEM 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 33

ITEM 14.  Controls and Procedures . . . . . . . . . . . . . . . . . . . .33

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34

Sarbanes-Oxley Section 302 Certifications . . . . . . . . . . . . . . . .35

Sarbanes-Oxley Section 906 Certification . . . . . . . . . . . . . . . . 37

     The Registrant, Tintic Gold Mining Company, a Utah corporation, includes herein references to the "Company," "Tintic Gold," "Issuer," "we," "our" and "us" and words of similar import.

                          RISK FACTORS

     Investment in Tintic Gold's securities should be considered highly speculative. The Company has no recent operating history and is subject to all of the risks inherent in developing a business enterprise. Reference is again made to Exhibit 99 to the Company's Form 10-SB filed on September 19, 2001. Such exhibit contains an extensive though non-exhaustive list of possible risk factors facing both the Company and any person either investing or interested in investing in or with the Company.

     The Company needs additional capital and has nominal revenues. Non-arms length transactions with related parties may occur in the future that may involve conflicts of interest. Furthermore, it should be carefully noted that Tintic Gold does NOT anticipate paying any dividends on its common stock.

     In brief, the Company's securities involve a high degree of risk. The reader is cautioned, therefore, to carefully read this Annual Report for the Company's fiscal year ended December 31, 2002 in its entirety and to seriously consider all of the factors and financial data that are herein disclosed. In addition, an investor or potential investor is encouraged to review the various risk factors disclosed in the Company's Form 10-SB and 10-SB/A registration statements. The following constitutes an effort to itemize significant risk factors involving the Company and its business:

     1.  RECENT STATUS AS A NON-REPORTING, NON-TRADED PUBLIC COMPANY.
Between the 1960's and the end of 2001, no trading market existed for Tintic Gold's common stock, other than for brief periods in the "pink sheets." As a result, the public is not familiar with the Company, its mining properties or business plan. Tintic Gold only recently obligated itself as a fully reporting company with its submission of a Form 10SB/12G on September 19, 2001, Commission File Number: 000-33167; CIK No. 0001159275. An amendment to this Form 10-SB was filed on November 16, 2001. This Form 10-SB registration statement became effective on November 19, 2001.

     The uncertainty that the Issuer's business will be successful or that a trading market for its securities will develop must be considered in light of the potential difficulties, complications, problems, expenses and/or delays frequently encountered in connection with any new business, not to mention a mining exploration business, a business involving a great deal of expense and regulation on the part of both state and federal government.

     These same factors may be compounded by even greater risks, particularly those characteristic of a speculative industry like mining exploration, and may be adversely affected by the competition in the industry, not to mention the strict regulatory environment in which Tintic Gold operates and will operate.

     2. EXPLORATION STAGE COMPANY. Mineral exploration (particularly gold and silver), is highly speculative in nature, is frequently nonproductive, and involves many risks, often greater than those involved in the actual development or mining of mineralization.

     Such risks may be considerable and may add unexpected expenditures or delays in the Company's plans. There can be no assurance that Tintic Gold's mineral exploration activities, if and when undertaken, will be successful or profitable. Even if mineralization is discovered, it may take considerable time and further expense to determine if that mineralization would have commercial value. Further, once a development plan were initiated to determine the commercial content of any mineralization discovered, it may take a number of years from the initial phase of development drilling until production is possible, during which time the economic feasibility of the entire effort may change.

     There can be no assurance that a determination of economic feasibility will apply over time because such a determination would be based partly on assumptions and factors that are subject to fluctuation and uncertainty, such as, for example, metals prices, production costs, and the actual quantity and grade of ore discovered on and within the Company's mining properties.

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

     The cost of becoming a reporting company has been fairly substantial and the cost of continuing to file all necessary reports with the Commission and obtain the necessary accountings will continue to drain the Company's capital reserves. As of December 31, 2002, the Issuer had approximately $19,500 in cash on hand and based on management's willingness to advance the funds necessary to maintain the Company's reporting obligations, management believes that the Company will be able to maintain its reporting obligation for at least the next 18 to 24 months.

     The Company can provide no assurance that it will obtain future capital, or if so, that the amount raised or obtained will be sufficient to continue to establish the Company as a going concern.

     4. ACCUMULATED NET LOSS; NOMINAL WORKING CAPITAL. Tintic Gold has NOT commenced significant business operations. The Company remains in the exploration stage, but has not yet engaged in any exploration activities on its properties. Accumulated deficits and the potential for future deficits in working capital are losses that are expected to continue into the foreseeable future because the Company's operations are subject to numerous risks and uncertainties associated with a mining exploration company, which has not yet reached planned operations.

     5. LACK OF REVENUE. Tintic Gold needs additional capital because currently, it has nominal revenues. What revenues it has are from interest income on cash balances in its money market account. These are nominal and, as expenses mount and continue, will be even less in the future. Substantial expenditures are required to explore for ore reserves through drilling and to determine metallurgical processes to extract the mineralization from any ore, once discovered. Tintic Gold has not reached any of these stages.

     The Company lacks any flow of revenue. Currently, Tintic Gold does NOT have royalty interests in any mining production or properties. There is no assurance that the Company will obtain any such royalty interests, or that if so, it will receive any royalty payments, or that it will otherwise receive adequate funding to be able to finance its desired exploration activities.

     While Tintic Gold intends to seek revenue sources on an on-going basis, there can be no assurance that such sources can be found, or that if available, that the terms of such financing will be commercially acceptable. This lack of consistent revenue detrimentally affects the Company's plans and progress simply because the Company needs additional capital to fund any exploration operations and to acquire additional mineral properties, if otherwise warranted or possible.

     6. REGULATORY AND ENVIRONMENTAL CONCERNS. Environmental and other government regulations at the federal, state and local level pertaining to the Company's business and properties may include: (a) surface impact; (b) water acquisition; (c) site access; (d) reclamation; (e) wildlife preservation; (f) licenses and permits; and (g) maintaining the environment. See Item 2 of this
Part I below titled "Description of Properties" which discusses risk factors relative to the ownership and exploration of the Company's properties.

     7. RETENTION AND ATTRACTION OF KEY PERSONNEL. In addition to funding, Tintic Gold's success will depend, in large part, on its ability to retain and attract highly qualified personnel, and to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that the Company will be successful in retaining or attracting highly qualified individuals in key management positions.

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

     11. PREEMPTIVE RIGHTS, CUMULATIVE VOTING AND CONTROL. In accordance with the Company's Articles of Incorporation and the laws of Utah, there are no preemptive rights in connection with Tintic Gold's common stock. There can be no assurance that Tintic Gold shareholders might not be further diluted in their percentage ownership of the Company's common stock in the event that additional shares are issued in the future. Moreover, cumulative voting in electing directors is NOT provided for. Accordingly, the holder(s) of a majority of the Company's outstanding shares, present in person or by proxy, will be able to elect all of the Company's Directors. See "Description of Securities" heading at the end of Item 1, Part I below.

     12. MARKET FOR COMMON STOCK. On January 30, 2002, the Company became eligible for listing on the OTC Bulletin Board ("OTCBB") administered by the National Association of Securities Dealers, Inc. ("NASD"). The present trading symbol assigned to its common capital stock is "TTGM.OB." Since that date, a limited or sporadic and low volume trading market has existed for the Company's common capital stock. Because the market price for shares of the Company's common stock has been volatile and otherwise traded at a large spread between the bid and asked prices, the Company anticipates that this will continue to be the case. To the knowledge of management, an isolated trade in the Company's stock occurred in early December 2002 and it involved 200 shares at $4.00 per share. No other trades have occurred at $4.00 per share and no trades have occurred since. Management is therefore not presently aware of what the current market is for the Company's stock, if anything.

     Stock markets generally experience extreme price and volume fluctuations that can, and do, greatly affect the stock trading of "small capital" companies such as Tintic Gold. These fluctuations often are unrelated to the operating performance of the company itself. Further, factors such as changes in economic and political conditions may adversely affect the market price of the Company's common stock. Reference is made to Part II, Item 1 of Issuer's Form 10-SB registration statement, pp. 30-31 thereof, titled "Market Price of and Dividends on Registrant's Common Equity and Other Shareholder Matters."

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

     17. COMPETITIVE CONDITIONS IN THE INDUSTRY. Mining exploration companies compete to obtain favorable mining properties and to evaluate exploration prospects. Tintic Gold faces competition from certain other similarly situated junior mining companies in connection with the acquisition of properties capable of exploration. This includes numerous other mining companies either operating or who own properties within the Tintic Mining District.

     However, the Company is unable to ascertain the exact number of competitor mining exploration companies, or whether or when such competitors' competitive positions could improve. Thus, Tintic Gold may be unable to acquire or develop attractive mining properties or investors on terms acceptable to management. Accordingly, there can be no assurance that such competition, although customary in the mining industry, will not result in delays, increased costs, or other types of adverse consequences affecting Tintic Gold. See heading titled "Competition" in Part I, Item 1 of the Company's 10-SB registration statement titled "Description of Business," pp. 9-10 thereof.

     18.  MANAGEMENT'S RELATIVE LACK OF EXPERIENCE IN AND/OR WITH MINING.
No one currently serving as an officer or director of the Company is or has ever been employed with a mining company; furthermore, none has ever been employed in or with the mining industry in general. Also, no director or officer has an education or college or university degree in mining or geology or a field related directly to mining. Such persons therefore lack relative experience in or with mining, including the mining of precious metals. See
Item 9 of Part III below titled "Directors, Executive Officers, etc."


                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS

     Business Development.
     ---------------------

     On May 23, 2002, the Issuer filed a Form 8-K announcing the entering into of a letter of intent with Zer Communications Ltd., an Israeli entity. Though negotiations faltered during the third quarter and it appeared that the transaction would not go forward, by the end of the fiscal year, negotiations were continuing in regard to the completion of such letter of intent. As of the date of this Annual Report, the Company is not involved in active discussions with the Zer people and therefore, management does not know whether or not the transaction will in fact ever be completed.

     BACKGROUND. TINTIC GOLD MINING COMPANY (the "Issuer" or "Company" or "Tintic Gold"), incorporated on June 14, 1933, is a U.S. mineral resource and exploration company chartered, since its inception, as a Utah corporation. It is classified or referred to as an exploration stage company. Since the Company reorganized itself in 2001, the Company has not yet commenced or engaged in any exploration activities and has not yet reached or achieved planned operations.

     Tintic Gold's patented mining claims are located within the historic Tintic Mining District (organized on December 13, 1869) in Juab County, Utah. These properties were part of a once-thriving mining district with worldwide acclaim. In 1979, the Tintic Mining District was listed in the National Register of Historic Places.

     Tintic Gold is authorized to conduct business in Utah and has conducted business in Utah since 1933. It has also owned its existing patented mining claims since 1933, properties that it acquired from the Emerald Mining Company. These properties are owned free and clear of any lien or encumbrance other than the fact that a prior director from over 20 years ago, Mr. C. Chase Hoffman, owns the surface rights and otherwise retains a 3% net smelter return interest on any production. For more information regarding the history of the Company, reference is made to its Form 10-SB filed on EDGAR on September 19, 2001, a document containing a history of the Company and which further attaches two geological reports on the Company's patented mining claims.

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

     EXECUTIVE OFFICES. Tintic Gold's executive or principal offices are located at 3131 Teton Drive, Salt Lake City, Utah.

     SUBSIDIARIES AND RELATED COMPANIES. As of December 31, 2002, Tintic Gold did NOT have any subsidiaries or related companies or entities. None of its officers or directors currently serve on the board or otherwise act as officers of any other company, partnership or limited liability company engaged in mining or involved in the mining business.

     TRADING AND REPORTING HISTORY. Tintic Gold's common stock may have been, at one time, listed on the Intermountain Stock Exchange but, if so, management believes that would have been prior to 1955. During the 1960's and early 1980's it was listed for trading in the so-called "pink sheets." Between the early to mid-1980's and January 29, 2002, the Company was not listed in the "pink sheets" nor was it listed on any exchange or any electronic inter-dealer quotation medium or system of any kind. On January 30, 2002, after having filed a Form 10-SB registration statement with the Commission on September 19, 2002, and a Form 10-SB/A on November 16, 2001, the Company received notice from the National Association of Securities Dealers, Inc. ("NASD"), that its submission, through a Salt Lake City-based securities broker-dealer, would be accepted and that it would be listed on the Over-the-Counter Bulletin Board (OTCBB). Accordingly, Tintic Gold, since January 30, 2002, has been listed on the OTCBB and trades under the symbol TTCG.OB. During the year there was not an active market for the Company's stock. In early to mid-2002, a few trades in the Company's stock occurred at between $1.00 and $2.50. To the knowledge of management, an isolated trade occurred in the Company's stock in early December 2002 and it involved 200 shares at four dollars ($4.00) per share.
No other trades have occurred at $4.00 per share and no trades have occurred since Management is therefore not presently aware of what the current market is for the Company's stock, if anything.

     JOINT VENTURES. The Company has neither entered into, nor participates in, any joint venture arrangements nor does it have any plans to engage in any joint venture with any person or party.

     RECENT CHANGES IN OWNERSHIP. In consideration for services rendered the Company during the 2002 fiscal year, the Company's officers, directors, and their corporate counsel, have been authorized to receive a total of 134,153 shares of the Company's stock, only 25,000 of which are intended to be registered on Form S-8. These shares, while not physically issued, have been recognized as issued and outstanding as of December 31, 2002. Twenty five thousand (25,000) of these shares were authorized to be issued pursuant to the Company's 2002 Stock Option/Stock Issuance Plan. These 25,000 shares were authorized to be issued in consideration for general corporate services rendered the Company in the ordinary course of its business throughout the 2002 year. The remaining 109,153 shares, though earned in 2002, will be deemed "restricted securities" issued pursuant to the section 4(2) exemption from registration and will not be registered on Form S-8. As opposed to the 25,000 shares issued under the 2002 Plan, these latter shares were authorized to be issued pursuant to the Company's 2003 Stock Option/Stock Issuance Plan recently adopted by the Company for fiscal 2003. These shares were issued to officers, directors and counsel for services rendered during 2002 towards the Company's effort to complete an acquisition transaction with Zer Communications, Ltd., an Israeli communications company discussed below. See subsections below titled "CURRENT DEVELOPMENTS" and "ADOPTION OF 2002 and 2003 STOCK OPTION/STOCK ISSUANCE PLANS." See also Item 7 of Part II below, which include the Company's financial statements for the year ended December 31, 2002 and Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management."

     PATENTS, TRADEMARKS, LICENSES, FRANCHISES. Tintic Gold does NOT own any patents, trademarks, licenses, franchises, or concessions, except for patented mining claims granted by the government to private landowners.

     LONG-TERM GOAL AND OBJECTIVES. Tintic Gold's long-term business goal is focused on advancing the exploration of the mining properties it owns. The Company's intermediate objectives for funding and advancing this goal are two-fold: First, it seeks to re-establish itself as an active business operation.
Accomplishing this preliminary goal has in part been met in that the Company is now a fully "reporting company" and has obtained audited financial statements. To accomplish the second of these objectives, the Company will seek to obtain capital funds, preferably from equity investment sources, if possible, but also by participation in joint business arrangements.

     The Company has been focused on accomplishing the first of these intermediate objectives. Having completed that objective, management is now better able to more specifically determine the necessary short-term plans and strategies best suited to accomplishing the second of its intermediate objectives. This will require raising money and obtaining strategic alliances or partnerships with others having greater capital resources. Reference is made to the Company's Form 10-SB registration statement filed with the Commission on September 19, 2001, a document that further explains the Company's plans and objectives in greater detail.

     BUSINESS PLAN. Management continues to develop its business plan, and if justified, to resume mineral exploration and promotion of the Company's mineral properties. To finance these activities, the Company may seek to receive funding through a joint venture of some kind or some other form of business arrangement with a larger and better-capitalized mining company.

     The Company has the power and authority to entertain and negotiate with potential merger candidates who are NOT engaged in the business of mineral exploration and/or mining. Management believes that the Company has the flexibility to negotiate a merger or acquisition transaction with any type of business or entity, provided that consummation of a transaction is ultimately in the best interests of the Company and its stockholders.

     In the event that the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there is the further possibility of a change in control of the Company.

     Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate. This type of information might not be readily available to some types of business ventures, or otherwise too expensive and time consuming, thereby rendering the possibility of a merger or other acquisition transaction with such an entity unlikely.

     Depending upon future events and its ability to attract exploration capital or funding, Tintic Gold will not be able to explore its properties on its own. At the same time, however, the Company does NOT, in any event, foresee or otherwise contemplate expanding its mining exploration plans or activities outside the State of Utah, let alone the United States of America.

     CURRENT DEVELOPMENTS. Tintic Gold is a mining exploration stage company. While it is an active Utah corporation in good standing with the State of Utah, the Company has not reached planned operations. As of December 31, 2002, the Company was involved in pursuing a potential reorganization or acquisition transaction with an Israeli-based company called Zer Communications, Ltd. ("Zer"), a recently formed or start up company engaged in the voice mail technology business. Zer holds several patents. This transaction has been "off and on" since May 2002, all as previously disclosed in the Company's Form 10-QSB filings during 2002. It is the negotiations and work focused on closing this transaction that has generated the substantial services rendered by officers, directors, consultants and counsel during both 2002 and 2003. As of the date of this Annual Report, the status of the potential transaction is uncertain and the Company has no way of predicting at this time whether or not it will in fact close.

     During the pursuit of the transaction with Zer, the Company, during 2003, formed a wholly owned subsidiary in Nevada also named "Tintic Gold Mining Company." Pursuant to the creation of this wholly owned subsidiary, a total of 281,803 shares of the subsidiary were issued to the Company. The purpose of creating a wholly owned subsidiary is to convey the Company's mining properties to this wholly owned subsidiary in that Zer, upon consummation of the proposed stock-for-stock acquisition transaction with the Company, would not own or hold such properties, let alone explore them. The Zer transaction has contemplated that in such event, the Nevada subsidiary would indemnify and hold Zer and the Company harmless from and against any environmental or contamination claims related to the Company's mining properties. The additional purpose of conveying the Company's mining claims to a wholly owned Nevada subsidiary is for the purpose of maximizing shareholder value by effectuating a future spin-off of the subsidiary's shares to those shareholders of record of the Company as of February 3, 2003. Thus, in the event the Zer transaction closes, the Company will divest itself of the 281,803 shares held in the subsidiary and the Nevada subsidiary will thereafter seek to file an appropriate registration statement with the Commission registering the issuance and distribution of the 281,803 shares to those shareholders of the Company, of record, on February 3, 2003. This event, if and when it occurs, if it does, will give all shareholders of record of the Company as of February 3, 2003, the same number of shares in the subsidiary that they held, on such date, in the Company.

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

     ADOPTION OF 2002 AND 2003 STOCK OPTION/STOCK ISSUANCE PLANS. In a January 15, 2002, written consent of the directors, the Board of Directors unanimously resolved to adopt a 2002 Stock Option/Stock Issuance Plan ("2002 Plan"). During the first part of 2003, also by unanimous written consent of the directors, the Company similarly adopted a plan for 2003 substantially similar in its terms to the 2002 Plan ("2003 Plan"). See also Item 10 in Part III below titled "Executive Compensation." These Plans allow for the issuance of stock for compensation and incentive purposes to officers, directors, employees and consultants under both qualified and non-qualified plans or programs.

     Under the 2002 Plan, a total of 100,000 shares were entitled to be issued. As of the Company's year end, 25,000 shares were issued under this 2002 Plan. Under the 2003 Plan, a total of 645,764 shares are entitled to be issued. As of the Company's year-end, 109,153 shares were authorized to be issued under the 2003 Plan for services rendered relative to the proposed Zer transaction. Because these Plans speak for themselves, reference is made to the 2002 Plan, a copy of which was attached to the Company's last Annual Report. The 2003 Plan, which is similar in terms, except with respect to the number of shares entitled to be issued, to the 2002 Plan, is attached to this Annual Report as Exhibit 10. These Plans were adopted with a view to eventually filing S-8 registration statements with the Commission pursuant to which shares authorized to be issued under either or both Plans could be registered under such form, an event which would not only dilute existing shareholders but which might also have a depressive effect on the market price of the Company's stock. This is because stock registered pursuant to S-8 is or can be "free-trading" depending upon whether it is issued to affiliates of the Company or not. This said, the 109,153 shares issued under the 2003 plan for services rendered in 2002 will NOT be registered on Form S-8 but will instead be issued as "restricted securities" pursuant to the Section 4(2) exemption.

     In addition to the foregoing, subsequent to the reporting period, during February 2003 a total of 536,611 additional shares were issued to officers, directors, counsel, and a consultant for services rendered in 2003 in connection with the proposed Zer transaction. These shares have been authorized to be issued under the 2003 Plan. It is also contemplated that 55,556 of these additional shares, shares issued to a consultant, will be registered on Form S-8.

     The above issuances under the 2002 and 2003 Plans results in a total of 952,567 shares issued and outstanding before consummation of any transaction with Zer and its stockholders. These issuances also give management, counsel, and certain consultants ownership of approximately 70% of the Company's then-issued and outstanding shares prior to consummation of any proposed transaction with Zer. This should be considered in light of the fact that the Company's shareholders of record on February 3, 2003 will be in the exact same position with the Nevada subsidiary, and they shall have the same proportionate ownership interest in the Company's mining properties as they had before any transaction with Zer and its stockholders was ever known or contemplated. See Item 7 of Part II below; see also Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management."

     The issuances of a total of 670,764 shares under the 2002 and 2003 Plans, only 134,153 shares of which are considered issued and outstanding for fiscal 2002, were issued at a value of $0.175 per share. As a result, this total stock issuance for 2002 resulted in a charge to operations of $23,477. The 536,611 shares issued for services rendered to date during 2003 were issued at a value of $0.10 per share. This issuance will result in a charge to operations during 2003 of $53,661. The valuations were determined by the Board to be the fair value of the stock issued.

This discussion is not to ignore that any board member, officer, employee or consultant who ultimately acquires shares under either Plan will be required to either register such shares or have an exemption from registration in the event that he or she seeks to offer, sell or otherwise dispose of them after receipt thereof.

     GOVERNMENT REGULATION OF ENVIRONMENTAL CONCERNS. In the event that Tintic Gold undertakes a mining exploration program, the Company must comply with various federal, state and local provisions that regulate the discharge of materials into the environment and which further govern the conduct of mining activities for the protection of the environment. To its knowledge, the Company was in full compliance with these environmental regulations during fiscal 2002 and intends to continue to fully comply in fiscal 2003 and beyond.

     To management's best knowledge, information and belief, Tintic Gold is neither listed on any known environmental cleanup roster, nor is Tintic Gold's property listed on or within any "Superfund" site. The Company is aware, through local newspaper articles, that the federal Environmental Protection Agency (EPA) has listed the Eureka, Utah, area (an area within the Tintic Mining District) as a Superfund site and that it is otherwise concerned about possible lead contamination of Eureka, Utah inhabitants, but the Company's properties are located near another town, Mammoth, Utah. While the Company understands that a state agency has, within the last year or so, taken soil samples on or near the town of Mammoth, Tintic Gold has received no notice that the EPA or any corollary state agency intends to do any environmental clean-up or other work to or with any property located in or near the town of Mammoth, let alone Tintic's own properties. See Item 3 of Part 1 below titled "Legal Proceedings."

     In the event that Tintic undertakes a mining exploration program on its properties and in order to fulfill environmental compliance obligations, Tintic Gold must be aware of and attend to the complex requirements of both state and federal laws encompassing matters affecting land, mineral rights and/or the surface under which mining exploration activities are proposed. Such compliance would likely materially affect Tintic Gold's capital expenditures, earnings and competitive position in the following general areas:

     1) surface impact, 2) water acquisition, 3) site access, 4) reclamation,
5) wildlife preservation, and 6) permit and license qualification. To date, compliance has not had a material financial effect or other impact on Tintic Gold because its activities have not had a material and significant impact on the environment.

     In the event Company becomes active in exploring its properties, compliance with environmental regulations could substantially impact or drain whatever capital resources Tintic would have. Such future compliance could include performing feasibility studies on the surface impact of the Company's proposed operations; minimizing surface impact, water treatment and protection; reclamation activities including rehabilitation of various sites; and on-going efforts at alleviating the exploration impact on wildlife. Moreover, governmental agencies may require permits or bonds from year to year to ensure the Company's compliance with applicable regulations.

     During fiscal 2002, Tintic Gold did not engage in any activity that would have required, and no governmental agency required, it to obtain any permits or bonds, or otherwise cause the Company to expend any funds to comply with any material environmental regulation. Moreover, the Company does not anticipate that any reclamation bonding will be required during fiscal 2003, or in the reasonably foreseeable future.

     Tintic Gold does NOT anticipate any material capital expenditures for environmental control facilities during fiscal 2003. The cost of future compliance affecting the Company's mineral properties will depend upon the extent and type of exploration and testing that the Company decides to undertake or has the financing to undertake.

     There can be no assurance, however, that Tintic Gold will be able to comply with all requirements imposed on any such future development, or that it will be able to economically operate or pursue exploration activities under future regulatory provisions.

     DESCRIPTION OF SECURITIES; COMMON STOCK AND DIVIDENDS. The authorized capital stock of the Company consists of 10,000,000 shares of common stock, $0.001 par value, of which a total of 415,956 were issued and are outstanding as of the Company's fiscal year-end, December 31, 2002. The holders of the Company's common stock are entitled to receive such lawful dividends as may be declared by the Board of Directors. As of this date, no such dividends have been declared nor does management believe it likely that dividends will be declared in the near or distant future. There are no redemption or sinking fund provisions applicable to any shares of common stock. All outstanding shares of common stock are fully paid and non-assessable.

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

     FORM OF OWNERSHIP. Tintic Gold does not hold "unpatented" mining claims. (An unpatented mining claim is a parcel of property located on federal lands that the U.S. government continues to own, though it has granted the private party claimholder the right to explore and mine the claim.) Instead, the Company owns patented mining claims. (A "patented" mining claim is land originally held as unpatented, to which the private-party claimholder has been conveyed fee simple title by the U.S. government, after meeting the federal patenting requirements.) The important distinction or difference in the type of mineral interest it represents is that the patent gives the claimholder full and complete ownership, outright, of the land on which the claim is located. In this case, however, the surface rights are owned by a former officer and director named C. Chase Hoffman. Such rights were conveyed to Mr. Hoffman in 1980 in consideration for money Mr. Hoffman had advanced the Company over the years. See the heading titled "Description of Property" comprising Item 3, Part I, pp. 22-25 of the Company's Form 10-SB filed on EDGAR on September 19, 2001. Mr. Hoffman also retains a 3% net smelter return royalty interest in the event of any mineral production on the property.

     THE EFFECT OF REGULATORY CHANGES ON HOLDING UNPATENTED MINING CLAIMS. The U.S. Bureau of Land Management (BLM) promulgated new regulations in 1997 regarding hardrock unpatented mining claims (see 43 CFR 3809). Compliance with the 1997 regulations is both time-consuming and costly. Therefore, Tintic Gold does NOT intend to purchase or locate any unpatented claims, but instead, to concentrate its exploration activities on its own privately-held land and perhaps on land that, at some point in the future, it may decide to acquire, including but not limited to a Utah state mineral leasehold of some kind. Management believes that these BLM regulations will have little or no effect on the Company's activities.

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

     Because of general geological conditions, the Tintic Gold property has three favorable prospects. One is in deeper development in the northern part of the property; two, in a mineralized vein near the main shaft on the 1,000 level; and three, above the 600 level on the southern end of the property.

     From the standpoint of the vertical range of the ore deposits in adjoining mines, the same locations for possible development work are indicated. In the Centennial Eureka and Grand Central properties to the north, the ore bodies occurred several hundred feet lower than the 700 level of the Tintic Gold, while in the Mammoth Mine, to the east, an ore channel came to the surface.

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

     The property has been developed by numerous shallow shafts, surface workings, and a one and one-half compartment shaft sunk one thousand feet deep, with levels driven at the 400, 500, 600, 700 and 1,000 foot levels.
This shaft is known as the Emerald Mine or Shaft. At present, all of the existing underground workings are inaccessible. No ore minerals of commercial grade are believed to have been encountered in the old workings and no ores having significant value are believed to have been produced from the property directly. It is not anticipated that the opening up or rehabilitation of the old workings will be attempted at the present time or at any future time. Any exploration will be in the nature of surface assay sampling or testing and, if sufficient evidence is obtained, exploratory drilling may be considered. In such event, the Company will be subject to regulation by the Utah Division of Oil, Gas and Mining (DOGM). See "Government Regulation" section above. It should be again noted that the potential for pursuing an extensive permitting process in order to further drill the property is dependent on the price of gold and silver.

     The mineralization of interest is believed to be of the siliceous copper-gold-silver category. However, the possibility of this property attaining the status of a gold or silver producer will depend upon the results of any future exploration testing and drilling program engaged in by the Company. At the present time, this property has no known ore reserves. The objective of the proposed geological mapping and other work would be to determine what exploration program, if any, to pursue.

     It should be noted that although smelting facilities have historically been located within at least seventy (70) miles of the property, management believes that it would be premature and perhaps misleading to discuss milling and smelting contracts with ore purchasers inasmuch as the Company not only needs to conduct exploratory work but no ore has been discovered and thus, no development plan or program exists. There is no assurance that ores, if they exist and if developed, could ever be sold, let alone sold for a profit.

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

     As to the property's mining and production history, the extent of exploration on the Company's mining properties is not known. Management believes and is informed that no production ever occurred. This lack of knowledge makes sense in that precious metals were first discovered in the Tintic Mining District area in 1870, over 130 years ago. Nonetheless, the property does contain the Emerald Shaft or Mine which existing data and other information suggests is at least 1,000 feet deep. There are also other "prospecting pits" on the property.

     EXPLORATION, DEVELOPMENT AND REHABILITATION WORK. There has been no exploration or other mining activity on Tintic Gold's properties since the 1930's and 1940's, except perhaps briefly before World War II. Only a limited amount of exploration or development work has been conducted on the Company's properties since World War II. ("Exploration" is the work involved in searching for ore. "Development" is the construction and other work necessary to be carried out for the purpose of extracting ore from the deposit or mine.) See the 1939 and 1975 Geology Reports attached, respectively, as Exs. 10(iii) and 10(iv) to the Company's Form 10-SB filed with the Commission on September 19, 2001.
     In the late 1980's, Centurion Mines Corporation ("Centurion"), later to be known and now known as Grand Central Mining Company, negotiated a five-year lease with the Company to explore and possibly develop its patented mining claims.

     Centurion carried out limited mineral exploration work on the Tintic Gold properties, but terminated this lease in 1997. To the best knowledge, information and belief of current management, no ore production has come from the Company's properties. Prior to that time, Tintic Gold's properties were inactive from World War II until 1987, when Centurion carried out limited exploration consisting mainly of geologic mapping and sampling. Centurion also performed some maintenance and rehabilitation work on the Tintic Gold properties though it is not believed that Centurion did any maintenance or rehabilitation on the underground workings of the Emerald Mine. Centurion continued its activities until 1997. No additional work has been done on the properties since that time. Under the Company's lease agreement with Centurion, Centurion was obligated to do a certain amount of assessment work every five (5) years. This was done and the Company possesses copies of the assessment work carried out by Centurion and its successor.

     FUTURE PLANS FOR EXPLORATION AND DEVELOPMENT WORK. To date, management has NOT applied for exploration permits for work on any of its patented mining claims. However, during 2003 and into 2004, the Company may consider conducting geological mapping, geochemical sampling, and geophysical surveys, but only if sufficient funds are available for such purpose, and if all goes well and the Company has sufficient capital, to possibly file applications for permits that would permit exploratory sampling or drilling to be carried out. Tintic Gold's management has not yet determined whether the Company will actually carry out drilling exploratory operations. This will depend on sources of and the availability of funds, not to mention the prices of gold and silver. Accordingly, no assurance can be given that exploration will in fact be either undertaken or carried out.

                   RISK FACTORS RELATED TO COMPANY'S PROPERTY

     1. REALIZATION OF INVESTMENTS IN MINERAL PROPERTIES AND ADDITIONAL CAPITAL NEEDS. The ultimate realization of Tintic Gold's investment in mineral properties is dependent upon, among other factors, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for exploration, and the profitability of prospective production, once such occurs, if this fact is ever established. There presently exists substantial uncertainty concerning these and other matters and no assurances can be made regarding the Company's expectation of acquiring sufficient funds to finance any exploration operations throughout fiscal 2003, 2004 and beyond.

     Tintic Gold does NOT have sufficient capital to implement a full-fledged business development plan or finance its intended operations, let alone to explore its mineral properties. There can be no assurance that the Company will ever be successful in obtaining the required funds to finance its long-term capital needs.

     2. ABSENCE OF RECENT MINING ACTIVITY. There has been no significant mining activities on the Company's properties recently, except for limited assessment and exploration work during the late 1980's and early to mid-1990's. After Centurion Mines Corporation and its successor, Grand Central Mining, no other mining company or entity has made any offer to purchase, lease, or engage in any other transaction, such as a joint venture, with respect to Tintic Gold's property. Although the Company incurs only nominal expense to preserve its ownership and maintain its property, it presently receives no revenue or other income for that purpose.

     3. UNCERTAINTY OF DEMAND FOR TINTIC-TYPE, OXIDIZED ORE. Due to the development of modern hydrometallurgical processes, the absence of suitable smelters, and the availability of more cost-effective techniques, it is uncertain what the future level of demand will be for the type of oxidized mineralization present in the vicinity of the Company's properties. Also, the amount it could cost to reopen and finance an exploration operation is likely to be dependent upon several factors. These include: acceptable price levels of the relevant metals; milling and smelting availability; fluctuations in market demand over time; extent of competition with other companies; availability of acceptable construction costs; availability of acceptable labor costs; feasibility of obtaining economical housing facilities; manageable equipment costs; realistic capital costs; and the acceptability of other price and cost variables.

     4. RELIANCE UPON ESTIMATES AND ASSUMPTIONS. Exploration stage mining companies use the evaluation work of professional geologists, geophysicists, and engineers to make estimates in determining whether to acquire an interest in property, or to commence exploration work. These estimates generally rely on scientific and economic assumptions, and in some instances may not be correct. The economic viability of a property cannot be determined until extensive exploration and development work has been conducted and a comprehensive feasibility study performed. This work could result in the expenditure of substantial amounts of money on a property before it even can be determined whether or not the property contains economically recoverable mineralization. No feasibility studies have been performed on Tintic Gold's properties because considerable exploration work remains to be done. Moreover, market prices of minerals produced are subject to fluctuation, which may adversely affect the economic viability of properties on which expenditures have been made. The Company is not able to presently determine whether or not, or the extent to which, such risks may adversely affect its strategy and business plan.

     5. UNCERTAINTY OF TOPOGRAPHICAL EFFECT ON EXPLORATION. The Company's properties are located in mountainous terrain. Because the surface of the land has a topographic relief, any ruggedness in the overlying area could affect the location of drilling sites and shafts, as well as the construction of industrial facilities. It also could require that additional exploration or drilling on the property be accessed below ground. These outcomes are uncertain at present, and the Company cannot provide assurances that they will not have a materially adverse effect on the ability of the Company or a business partner to conduct mining activities.

     6. UNCERTAIN CONDITION OF MINE WORKINGS. Other than the Emerald Shaft or Mine which contains an old headframe, there are no other surface mine shafts or usable headframes on the Company's property. Moreover, the underground workings have been inactive for many years due to the absence of significant exploration activities on Tintic Gold's properties since the 1930's. Considerable cost would be incurred to recondition shafts, drifts, tunnels, winces and other workings, to the extent they exist, as well as to re-equip hoisting bases and framework. It is uncertain whether and to what extent the workings themselves, as well as any rehabilitation of them, could expose the Company to environmental and safety concerns. If so, remediating these concerns could require expending an uncertain amount of funds to render the workings safe, acceptable, and environmentally sound. No assurance can be made that the Company will have sufficient capital to absorb these costs and expenses.

ITEM 3.       LEGAL PROCEEDINGS.

     Tintic Gold is not aware of any pending legal proceeding contemplated by a governmental authority, or concerning the Company's business or properties. As of the date of this filing, Tintic Gold is NOT a party to any legal proceeding, either as plaintiff or defendant. The Company's financial statements, as set forth in Item 7 of Part II below have therefore NOT been adjusted to reflect any material uncertainty regarding exposure to liability in legal proceedings.

     To management's best knowledge, information and belief, Tintic Gold is neither listed on any known environmental cleanup roster or otherwise listed on or within any designated "Superfund" site. The Company is aware, however, through local newspaper articles that the federal Environmental Protection Agency (EPA) has declared the town of Eureka, Utah, as a Superfund site for lead contamination, an area several miles from the Company's properties, inasmuch as the Company's properties are located near the town of Mammoth, Utah, not Eureka. The Company has received no actual or direct notice or knowledge of these events and knows nothing further in this regard. See the subheading under Item 1 of Part I above titled "Government Regulation of Environmental Concerns." Within the last year, the Utah Department of Air Quality undertook soil sampling in and around the town of Mammoth, Utah, an area near the Company's properties. The Company is informed that some of these samples showed elevated levels of contaminants. The Company has received no notice that these findings have any impact or other bearing on the Company's mining properties and management does NOT believe that the Company's properties can, or will, be considered a source of any such alleged contamination.

     MEASURES TAKEN BY THE COMPANY DURING THE FISCAL YEAR TO INSULATE THE COMPANY AGAINST FUTURE LIABILITY. In the fall of 2001 and in an effort to insulate the Company from future liability, the Company hired an environmental engineer named Bruce Yeomans of B. Yeomans Consulting, Inc., who constructed a six foot high chain link fence, with four 30-foot runs, around the Emerald Shaft or Mine located on the property. The fence was also stranded with barbed wire along the upper edge. This was done to mark the Shaft and otherwise prevent intruders and trespassers from getting injured by possibly falling into the mine shaft, a shaft which existing data suggests is at least 1,000 feet deep. The shaft had been partially collapsed around the collar and campers appeared to have lit bonfires adjacent to the open shaft on the flat topped dump around it. After this fence was built, a "dangerous/no trespassing" sign was posted on it. In a further effort to insulate the Company from and against future liability, this work was also photographed.
In addition, Mr. Yeomans further erected a 12 foot long, three stranded, 4 foot high barbed wire fence across the access road to the Emerald Shaft at the approximate eastern boundary of the property. This was to done to further discourage intruders and trespassers, the large majority of whom are hikers and campers in the summer and snow-mobilers in the winter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND REPORTS TO SHAREHOLDERS.

     Other than a one-page report or letter sent to the shareholders on February 1, 2002 announcing the effectiveness of the Company's Form 10-SB registration statement and further announcing the Company's subsequent qualification for listing on the OTCBB, the Company did not submit any report, proxy statement or information statement to security holders during the fiscal year. A copy of this one-page letter to the shareholders was attached to last year's Annual Report. The Issuer's existing Articles of Incorporation relieve it of the obligation of calling and holding an annual meeting each and every year unless something material with respect to the Issuer and its business occurs that would necessitate or require such.

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

     Inasmuch as the Company is an electronic filer, and the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, an interested person may access this material electronically by means of the Commission's home page on the Internet at www.sec.gov.com. To facilitate such access, the Company's CIK number is 001159275. This will enable a person to locate the Company's original, Form 10-SB on EDGAR, a filing mistakenly filed under the name "Tintic Gold Mining Company" instead of "Tintic Gold Mining Company."

     As of the date of this filing, Tintic Gold has not yet established its own web address or web page nor does it have any plans, at present, to do so.

                            Part II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is quoted on the OTC Bulletin Board of the NASD under the symbol "TTGM.OB"; however, the market for shares of the Company's common stock is extremely limited and has traded, during the 2002 year, at a significant spread between the bid and asked prices. No assurance can be given that the present limited market for the Company's common stock will continue or will be maintained, and the potential sale of the Company's common stock pursuant to Rule 144 of the Commission by officers and directors may have a substantial adverse impact on any such public market. See Item 11 of this Annual Report.

     The high and low closing bid prices for shares of common stock of the Company for each quarter within the 2002 fiscal year are as follows. Such information is not presented for the last two fiscal years in that prior to January 2002, there was no public market for the Company's securities.

                                        Bid
Quarter ending:             High                Low
---------------             ----                ---

March 30, 2002               $1.00             $0.50

June 30, 2002                $1.00             $0.50

September 30, 2002           $1.00             $0.50

December 31, 2002            $1.00             $0.50


     The foregoing bid prices were obtained from the Company's observations of the nominal trading activity in its stock during the fiscal year and do not necessarily reflect actual transactions, retail markups, mark downs or commissions. While in early December 2002, 200 shares of the Company's stock actually sold at $4.00 per share, this was NOT a bid price. Regardless of the price where an isolated trade may have occurred, to management's best knowledge, information and belief, the Company's stock was never bid, during the year, above $1.00 per share.

     No assurance can be given that any "established public market" will develop in the common stock of the Company, regardless of whether the Company is successful in completing an acquisition, reorganization or merger deemed by management to be beneficial for the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

     As of December 31, 2002, there were three hundred fifty four (354) shareholders of record of Tintic Gold's common shares. The Issuer has not paid any dividends on its common shares since its inception and does not anticipate that dividends will be paid at any time in the immediate future.

     SECURITIES ISSUANCES/RECENT SALES OF UNREGISTERED SECURITIES. See RISK FACTOR No. 16 above titled "Potential for Future Stock Issuances; Dilution." The Company issued 134,153 common shares for services during of 2002. The Board determined that the shares issued were valued at $23,477. The identity of each recipient of these shares and the amounts each such person received are set forth in Part III, Item 11 below titled "Security Ownership of Certain Beneficial Owners and Management," the contents of which are incorporated in this paragraph by reference. As explained in the subheading above titled RECENT CHANGES IN OWNERSHIP of Item 1, Part I of this document, at least 25,000 of the shares issued for services rendered in 2002 will be registered with the Commission on Form S-8. These shares were issued for general services rendered in the ordinary course of the Company's business conducted throughout the year. The remaining 109,153 shares, though earned in 2002, will be deemed "restricted securities" and will be issued to officers, directors and counsel pursuant to the section 4(2) exemption from registration. These shares were issued for services rendered in connection with the proposed Zer transaction. It is not anticipated that these latter shares will be registered on Form S-8. The section 4(2) statutory provision under the Securities Act of 1933 provides an exemption from securities registration for shares issued in a private transaction and not involving a public offering. Such issuance is similarly exempt under a corollary provision of the Utah Uniform Securities Act. Shares issued for services that are not registered are typically issued pursuant to the Section 4(2) exemption and corollary state law provisions.


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

     Because Commission regulations for small business issuers do not require as much disclosure as would otherwise be required, this item is not as extensive as it might otherwise be. The Company fits within the small business category because, among other reasons, the Company had nominal revenues from operations during the fiscal year.

Plan of Operation

     The Company's goal and ultimate objective is to generate recurring cash flow by establishing long-term business opportunities. The uncertainty of future events, however, presently limits Tintic Gold's ability to provide any assurances regarding its ability to implement such a plan, raise financial resources, or undertake these or any other business activities.

     During the next twelve to eighteen months, and assuming that the Company does NOT complete the proposed acquisition transaction with Zer Communications, Ltd., the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. This includes but is not limited to doing what it believes is necessary to further explore its mining properties, properties that it believes may be valuable. Because the Company lacks substantial cash and other capital resources, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business combination or consolidation can be made.

     Management no longer believes that the Company can satisfy its minimal cash requirements from current cash on hand to continue required business operations. These operations include costs and fees necessary to maintain the Company's compliance and filing obligations with the Commission as a "reporting company." Instead, if the proposed transaction with Zer does NOT close at some time in the near or immediate future, the Company's officers and directors will need to advance the Company the necessary funds to fulfill and continue its reporting obligations. The Company does NOT have sufficient other funds of its own to finance any mining exploration operations, or to make any capital improvements to its properties.

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

     Management intends to hold expenses to a minimum and to obtain expert or other services on a contingency basis when possible. The Company's directors and officers hope to defer payment of any additional compensation or remuneration until such time as an acquisition or merger of some kind can be accomplished, if any. At present, no such additional compensation or remuneration is owed. During 2003, the Company engaged the services of a consultant who has already rendered substantial services to the Company during 2003 in connection with the proposed Zer transaction. In this regard, such consultant received 55,556 shares under the Company's 2003 Plan, shares that have not yet been physically issued but which will be physically issued at such time as the Company registers such shares on Form S-8.

     As of December 31, 2002, the Company made no arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. As stated elsewhere herein, in the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the Company's current nominal operations, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Once again, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     Because the Company's current cash situation is low, management has expressed a willingness to advance the Company the funds necessary to maintain its reporting obligations for at least the next 18 to 24 months.

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

     The Company's business plan is directed primarily toward seeking out business opportunities and also pursuing the eventual and possible exploration of its patented mining claims. The mineral interests and rights with respect to these claims are believed to represent durable value for exploration as Tintic Gold owns these patented mining claims in fee simple.

ITEM 7.       FINANCIAL STATEMENTS.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)


                        TABLE OF CONTENTS

                                                                         Page

  Report of Independent Certified Public Accountants                     F-1

  Balance Sheets - December 31, 2002 Pro Forma (Unaudited) and
     December 31, 2002 and 2001                                          F-2

  Statements of Operations for the Years Ended December 31, 2002
     and 2001 and for the Period from December 31, 1997 (Date of
     Inception of the Exploration Stage) through December 31, 2002       F-3

  Statements of Stockholders' Equity for the Period from December 31,
     1997 through December 31, 2000 and for the Years Ended December 31,
     2001 and 2002                                                       F-4

  Statements of Cash Flows for the Years Ended December 31, 2002,
     and 2001 and for the Period from December 31, 1997 (Date of
     Inception of the Exploration Stage) through December 31, 2002       F-5

  Notes to the Financial Statements                                      F-6

       HANSEN, BARNETT & MAXWELL
      A Professional Corporation
     CERTIFIED PUBLIC ACCOUNTANTS

                                                           (801) 532-2200
                                                         Fax (801) 532-7944
                                                     5 Triad Center, Suite 750
                                                    Salt Lake City, Utah 84180
                                                           www.hbmcpas.com


            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Tintic Gold Mining Company

We have audited the accompanying balance sheets of Tintic Gold Mining Company (an exploration stage company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from December 31, 1997 (date of inception of the exploration stage) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tintic Gold Mining Company as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, and for the period December 31, 1997 (date of inception of the exploration stage) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. During the year ended December 31, 2002 and 2001, the Company has no revenue sources, had net losses of $34,774 and $35,530, used $10,305 and $22,196 of cash in operating activities, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                  HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 20, 2003

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                          BALANCE SHEETS
                                    December 31,
                                       2002         December 31, December 31,
                                    Pro Forma-
                                      Note 2            2002          2001
                                    (Unaudited)
                              ASSETS

Current Assets
         Cash                         $  19,555        $  19,555   $   29,860
         Income tax refund receivable         -                -        3,876
                                      ---------        ---------   ----------
            Total Current Assets         19,555           19,555       33,736
                                      ---------        ---------   ----------
Total Assets                          $  19,555        $  19,555   $   33,736
                                      =========        =========   ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable             $     400        $     400   $    3,284
                                      ---------        ---------   ----------
            Total Current Liabilities       400              400        3,284
                                      ---------        ---------   ----------

Commitments and Contingencies-Note 7

Stockholders' Equity
         Common Stock - $0.001 par
         value; 10,000,000 shares
         authorized; shares
         outstanding 952,567 pro forma
         415,956 at December 31, 2002
         and 281,803 at December 31,
         2001                               953              416          282
         Additional paid-in capital     130,158           78,036       54,693
         Deficit accumulated from
         December 31, 1997, date of
         quasi-reorganization)         (111,956)         (59,297)     (24,523)
                                      ---------        ---------   ----------
            Total Stockholders' Equity   19,155           19,155       30,452
                                      ---------        ---------   ----------
Total Liabilities and Stockholders'
Equity                                $  19,155        $  19,155   $   33,736
                                      =========        =========   ==========

The accompanying notes are an integral part of these financial statements.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                     STATEMENTS OF OPERATIONS

                                                           For the Period From
                                                            December 31, 1997
                                 For the Years           (Date of Inception of
                                 Ended December 31,     the Exploration Stage)
                                  2002         2001  Through December 31, 2002
Income
  Interest and dividend income     $     340  $  1,670     $     8,592
  Gain (loss) on sale of marketable
  securities                               -      (604)          8,084
                                   ---------  --------     -----------
         Total Income                    340     1,066          16,676

General and Administrative Expenses  (35,114)  (40,472)        (77,181)
                                   ---------  --------     -----------
Loss Before Income Taxes             (34,774)  (39,406)        (60,505)

Benefit from Income Taxes                  -     3,876           1,208
                                   ---------  --------     -----------
Net Loss                           $ (34,774) $(35,530)    $   (59,297)
                                   =========  ========     ===========
Basic Earnings (Loss) Per Share    $   (0.12) $  (0.15)
                                   =========  ========
Weighted-average common shares
outstanding                          281,803   231,797
                                   =========  ========
Supplemental pro forma loss
(unaudited)                        $ (87,433)
                                   =========

Basic supplemental pro forma loss
per common share (unaudited)       $   (0.09)
                                   =========
Supplmental pro forma weighted-
average common shares outstanding
(unaudited)                          952,567
                                   =========

The accompanying notes are an integral part of these financial statements.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY
                                                               Additional
                                           Common Stock          Paid-In
                                        Shares     Amount        Capital
Balance - December 31, 1997
  (Date of Inception of the
  Exploration Stage)                    231,797    $     232   $  39,743

Net Income for December 31, 1997
  through December 31, 2000                   -            -           -

Unrealized losses on available-
  for-sale securities, net of tax             -            -           -
                                      ---------    ---------   ---------
Balance - December 31, 2000             231,797          232      39,743

Stock issued for services in
December 2001 at $0.30 per share         50,006           50      14,950

Net loss                                      -            -           -

Unrealized gains on available-
  for-sale securities, net of tax             -            -           -

Comprehensive loss                            -            -           -
                                      ---------   ----------   ---------
Balance December 30, 2001               281,803          282      54,693
                                      ---------   ----------   ---------
Stock issued for services December
31, 2002, $0.175 per share              134,153          134      23,343

Net loss                                      -            -           -
                                      ---------   ----------   ---------
Balance December 31, 2002               415,956   $      416   $  78,036
                                      =========   ==========   =========

CONTINUED

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
           STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                    Unrealized
                                    Deficit       Gains (Losses)
                                 Accumulated       on Available-     Total
                                   During the        for-Sale    Stockholders'
                               Exploration Stage    Securities      Equity
Balance-December 31, 1997
  (Date of Inception of the
  Exploration Stage)                $        -    $          -   $     39,975

Net Income for December 31, 1997
  through December 31, 2000             11,007               -         11,007

Unrealized losses on available-
  for-sale securities, net of tax            -            (278)          (278)
                                    ----------    ------------   ------------
Balance-December 31, 2000               11,007            (278)        50,704

Stock issued for services in
December 2001 at $0.30 per share             -               -         15,000

Net loss                               (35,530)              -        (35,530)

Unrealized gains on available-
  for-sale securities, net of tax            -             278            278

Comprehensive loss                           -               -        (35,252)
                                    ----------   -------------   ------------
Balance December 30, 2001              (24,523)              -         30,452

Stock issued for services December
31, 2002, $0.175 per share                   -               -         23,477

Net loss                               (34,774)              -        (34,774)
                                    ----------   -------------   ------------
Balance December 31, 2002           $  (59,297)  $           -   $     19,155
                                    ==========   =============   ============

The accompanying notes are an integral part of these financial statements.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                     STATEMENTS OF CASH FLOWS


                                                             For the Period
                                                           From December 31,
                                                             1997 (Date of
                                                             Inception of the
                                           For the Years    Exploration Stage)
                                         Ended December 31,  Through December
                                          2002       2001        31, 2002
Cash Flows From Operating Activities
  Net loss                            $  (34,774)  $ (35,530) $ (59,297)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Stock issued for services             23,477      15,000     15,000
    Loss (gain) from sale securities           -         604     (8,086)
  Changes in operating assets and
  liabilities:
    Income tax refund receivable           3,876      (3,876)         -
    Accounts payable                      (2,884)      2,484        300
    Deferred income taxes                      -         135          -
    Income taxes payable                       -      (1,013)      (565)
                                      ----------    --------  ---------
Net Cash Used In Operating Activities    (10,305)    (22,196)   (29,171)
                                      ----------    --------  ---------
Cash Flows From Investing Activities:
    Purchase of available-for-sale
    securities                                 -           -     (7,609)
    Proceeds from sale of available-for-
    sale securities                            -       7,005     23,962
                                      ----------   ---------   --------
Net Cash Provided by Investing
Activities                                     -       7,005     16,353
                                      ----------   ---------   --------
Net Decrease in Cash                     (10,305)    (15,191)   (12,818)

Cash at Beginning of Period               29,860       45,051    32,373
                                      ----------   ---------   --------
Cash at End of Period                 $   19,555   $  29,860   $ 19,555
                                      ==========   =========   ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for
  income taxes                        $      100   $   1,113   $  3,465
                                      ==========   =========   ========

The accompanying notes are an integral part of these financial statements.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business   Tintic Gold Mining Company (the "Company")
was incorporated in the State of Utah on June 14, 1933. The Company was incorporated for the purpose of mining, milling, ore reducing, and smelting. At the time of its incorporation, the Company acquired certain patented mining claims from the Emerald Mining Company, which mining claims the Company continues to own. These mining claims are located in the Tintic Mining District of Juab County, Utah. Prior to December 31, 1997, the Company was dormant. The Company is considered an exploration stage company; however, the Company does not have any current mining exploration, development or production activities on its existing properties. The Company intends to develop its existing properties in the future and to acquire additional mining properties that contain potential exploration and development.

Quasi-Reorganization   On June 21, 2001, a majority of the shareholders of the
Company approved a quasi-reorganization of the Company, retroactive to December 31, 1997. On June 21, 2001, the Company amended its articles of incorporation to reduce the par value per share from $0.10 to $0.001. As a result of the quasi-reorganization, the common stock of the Company was written down to its par value of $0.001 per share, the accumulated deficit of $191,797 was eliminated, and additional paid-in capital was adjusted to reflect the difference between the historical cost of existing assets and liabilities as of December 31, 1997. The financial statements have been restated for all periods presented to reflect the change in par value per share.

Business Condition   As shown in the accompanying financial statements, the
Company incurred losses of $34,774 and $35,530 and used cash in operations of $10,305 and $22,196 during the years ended December 31, 2002 and 2001, respectively. General and administrative expenses have continued to be a significant drain on the Company's resources and have consisted of activities to raise additional financing and to locate a merger candidate. However, no additional financing has been raised as of December 31, 2002 or subsequently. For the period from December 31, 1997 (date of inception of the exploration stage) through December 31, 2002, income has been generated solely from interest and dividends earned on cash, cash equivalents and available-for-sale securities and from net gains on the sale of marketable securities.
Management anticipates that only nominal capital will be needed to maintain its corporate status and additional financing necessary will not likely be required from outside sources for that purpose. The Company's ability to reach planned operations is dependent upon its ability to obtain additional debt or equity financing, to generate sufficient cash flow from mining operations, and ultimately to attain profitable operations.

Use of Estimates   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Stock-Based Compensation   Compensation or services that are received in
exchange for the issuance of common stock is recognized based on the fair value of the services received or the fair value of the common stock issued, which ever is more reliably measured.

Basic Loss Per Share   Basic loss per common share is computed by dividing net
loss by the weighted-average number of common shares outstanding during the period.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 -- UNAUDITED PRO FORMA STOCKHOLDER'S EQUITY

On February 3, 2003, the Company issued 536,611 shares of common stock to members of the board of directors, the Company's legal counsel and shareholders for services rendered during the first two months of 2003. There was no valued market trades upon which a fair value of the shares issued could be measured; therefore, the board of directors determined that the fair value of the stock issued was $53,661 or $0.10 per share. The accompanying unaudited pro forma balance sheet presents the effect of the February 3, 2003 issuance as if it had occurred on December 31, 2002. The supplemental pro forma information included in the accompanying statement of operations for the year ended December 31, 2002 reflects the effects of the February 3, 2003 issuance as if it had occurred on January 1, 2002.

NOTE 3 -- LOSS ON SALE OF MARKETABLE SECURITIES AND OTHER COMPREHENSIVE INCOME Marketable equity securities are classified as available-for-sale and are stated at fair value. During the year ended December 31, 2001, all marketable securities held by the Company were sold. Proceeds from sales of securities and the resulting gross realized gains and losses were as follows:


                                                For the Years Ended
                                                     December 31,
                                                2002           2001
  Proceeds from sales of securities           $    -      $  7,005
                                              ======      ========
  Gross realized losses                       $    -      $   (604)
                                              ======      ========

Other comprehensive income during the year ended December 31, 2001 consisted of the change in net unrealized holding gain on securities available for sale and their related income tax benefit as follows:

                                      Before-Tax      Tax      Net-of-Tax
                                        Amount      Benefit      Amount

For the Year Ended December 31, 2001
  Unrealized net holding losses       $     (260)  $     50    $    (210)
  Reclassification adjustment for net
  holding gains included in net loss
  from operations                            604       (116)         488
                                      ----------   --------    ---------
       Other Comprehensive Income     $      344   $    (66)   $     278
                                      ==========   ========    =========

NOTE 4 -- INCOME TAXES

Deferred income taxes are recognized for operating loss carryforwards as follows:

                                                        December 31,
                                                  2002            2001

  Operating loss carryforwards                $    9,967    $    3,273
  Valuation allowance                             (9,967)       (3,273)
                                              ----------    ----------
  Total Deferred Tax Asset                    $        -    $        -
                                              ==========    ==========

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

The components of the tax benefit from income taxes were as follows:
                                                        For the Years Ended
                                                            December 31,
                                                        2002          2001
    Current - Federal                                $      -     $  (3,445)
            - State                                         -          (431)
                                                     --------     ---------
   Benefit from Income Taxes                         $      -     $  (3,876)
                                                     ========     =========

The following is a reconciliation of income tax expense to the amount computed using the federal statutory rate:
                                                        For the Years Ended
                                                            December 31,
                                                         2002         2001
Tax at federal statutory rate (15%)                     $(5,216)  $ (5,911)
State income taxes, net of federal benefit               (1,148)    (1,675)
Adjustment to prior years' tax                              715        437
Change in valuation allowance                             5,979      3,273
                                                        -------   --------
Benefit from Income Taxes                               $     -   $ (3,876)
                                                        =======   ========

The Company has available net operating loss carryforwards of $48,061 and expiring through 2022. During 2001 and 2002, the Company utilized $22,367 and $3,713 in net operating loss carry back, respectively.

NOTE 5 -- COMMON STOCK

On January 17, 2003, the board of directors approved a one share for ten shares reverse stock split. The total number of shares outstanding immediately following the reverse stock split was 281,803. The financial statements have been retroactivity restated for the effects of the reverse stock split for all periods presented.

Members of the board of directors, the Company's legal counsel and shareholders performed services during 2002 for which the Company issued 134,153 shares of common stock on February 3, 2003. There was no valued market trades upon which fair value of the shares issued could be measured; therefore, the board of directors determined that fair value of the stock issued and the services rendered was $23,477, or $0.175 per share.

In December 2001, the Company issued 50,006 shares of common stock to three members of the board of directors, and to the Company's legal counsel for services performed during 2001. There was no valued market trades upon which a fair value of the shares issued could be measured; therefore, the board of directors determined that the fair value of the stock issued and the services rendered was $15,000, or $0.30 per share.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                  NOTES TO FINANCIAL STATEMENTS


NOTE 6 -- STOCK AWARD AND OPTION PLANS

The Company has approved two stock option and stock award plans and has issued fully vested common stock during 2001, 2002 and subsequently during 2003 under both plans as well as outside of the plans as described here and in Note 5. The Company has not granted any stock options under these plans.

On January 15, 2002, the board of directors approved and adopted the "2002 Stock Option/Stock Issuance Plan" (the "2002 Plan") with a maximum of 100,000 shares of common stock reserved for issuance under the Plan. The 2002 Plan provides for both the direct award and sale of shares and for the grant of options to purchase shares. Under the Plan, the board of directors determines which eligible persons are to receive incentive options or non-statutory grants or stock issuances in accordance with the Plan. The board of directors also determine the exercise price per share of options granted. The option terms shall not exceed ten years from the option grant date. Of the 134,153 common shares issued as described in Note 5, 25,000 common shares were awarded under the 2002 Plan.

During February 2003, the board of directors adopted the 2003 Stock Option/Stock Issuance Plan (the "2003 Plan"): a plan that is substantially similar to the 2002 Plan. The 2003 Plan provides for the issuance of a maximum of 645,764 shares of common stock. On February 3, 2003, all 645,764 common shares available under the Plan were issued; 109,153 common shares were issued for services received during 2002 and 536,611 shares were issued for services received in 2003.

NOTE 7   COMMITMENTS AND CONTINGENCIES

Within the last year, the Utah Department of Environmental Quality has conducted soil sampling in the town of Mammoth, Utah, in an area adjacent to the Company's mining claims. Those samples indicate elevated contaminated metals levels. The nearby Mammoth mine had significant workings and production in the past, while the Company's properties have never been worked. The source of the elevated contaminants is unclear. No claims have been made against the Company nor has anyone asserted that the Company is a responsible party. The Environmental Protection Agency has listed Eureka, Utah, as a "superfund" clean-up site. While the Company's properties are in the same overall mining district as Eureka, Utah, the Company does not expect the Eureka, Utah, superfund cleanup project will expand to include either the Mammoth area or the Company's properties. The Company is also not aware of any state or federal agency's plan or intention to do any environmental clean-up or other work to or with any property located in or near Mammoth or the Company's properties.

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

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                  NOTES TO FINANCIAL STATEMENTS


NOTE 8 -- SUBSEQUENT EVENT

As described in Note 2   Unaudited Pro Forma Stockholder's Equity, on February
3, 2003, the Company issued 536,611 shares of common stock at $0.10 to members of the board of directors, the Company's legal counsel and shareholders for services performed during 2003.

As described in Note 5   Common Stock, on February 3, 2003, the Company issued
134,153 shares of common stock at $0.175 to board of directors, the Company's legal counsel and shareholders for services preformed during 2002.

On February 3, 2003 the Company formed Tintic Gold Mining Company (Tintic Nevada), a wholly-owned Nevada corporation. The Company has subscribed to 281,803 common shares of Tintic Nevada, but has not yet consummated the subscription transaction.

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

     Under the Company's Articles and Bylaws, the directors are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualify. Interim replacements for vacancies on the Board of Directors are appointed by the remaining, incumbent directors. No director that was appointed or elected during any of the past five fiscal years has declined to serve, and none has been found unable or unfit to serve, the only exception being Mr. Ernest Muth, a former officer and director who voluntarily chose to resign from the Board and as the Company's vice president on December 20, 2001. See the Form 8-K filed by the Company on or about December 28, 2002.

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

     The current directors and officers of Tintic Gold are as follows:

Name                        Age       Position
------------------        -------     -----------------------------------
George Christopulos           53      President, Chief Executive Officer,
                                      Director (Chairman of the Board)

Hugh Coltharp                 51      Secretary/Treasurer and Director

Jack Coombs                   76      Director and Vice President


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

     Mr. COOMBS is a retired Salt Lake City businessman and private investor. Mr. Coombs graduated from the University of Utah in 1950 with a B.S. degree in business administration. He has been involved with other exploratory mining companies in the past. Mr. Coombs served as an officer and director of a company known as Vis Viva Corporation, a "reporting company" now known as WideBand Corporation and which trades on the OTC Bulletin Board under the symbol ZWBC.OB. He is NOT currently an officer, director or "control person" of any other "reporting company."

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

     Each director and executive officer intends to devote such amount of time as that person's responsibilities require, but none of them work full time for the Company. Also, no family relationship exists among any of the named directors and executive officers. None of the directors or officers has ever been employed by a mining company and none has any college or university degree involving or relating to mining.

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

     BOARD MEETINGS. Pursuant to Utah law, the Board of Directors conducted all of its business and approved all corporate action during fiscal 2002 by the unanimous consent of all its members, in the absence of formal Board meetings.

     STANDING AUDIT AND COMPENSATION COMMITTEES; NO OTHER COMMITTEES. The Board of Directors has not established Compensation or Audit Committees. At present, the Board does not have a nominating committee, or any other Board committees. Under the Stock Option/Stock Issuance Plan that the Company adopted by the Company and discussed in its last Annual Report on Form 10-KSB, the Board must nominate and appoint a Committee and a Plan Administrator to oversee and administer the Plan. To date, the Board has not done such.

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent (10%) of the Issuer's common stock to file initial reports of beneficial ownership and to report changes in such ownership with the Commission and the NASD. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. These requirements commenced upon the effective date of the Company's registration statement which was November 19, 2001. Therefore, as of the date of this Annual Report on Form 10-KSB, these persons have been subject to the requirements of Section 16(a). Tintic Gold has informed these persons of their obligations under Section 16(a). Further, the Company has set up a procedure whereby periodically it will (i) notify these persons of their Section 16(a) obligations; (ii) review the copies of Forms 3, 4, and 5 that these persons furnish to the Company; (iii) request written representations from them that no other transactions were required; and (iv) make a determination that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during the fiscal year.

The Company's officers and directors intend to timely file Form 4's reporting their increased holdings as disclosed elsewhere in this document.

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

     Other than as set forth in the Company's 2002 and 2003 Stock Option/Stock Issuance Plans("Plans") discussed in detail above, the Company does NOT have any contracts with or contractual arrangements for compensation of directors or officers. The Company also does NOT pay any monetary fees or other form of cash compensation for their services. Directors and officers are entitled to receive reimbursement of out-of-pocket expenses incurred by them on behalf of the Company. Because none of the Company's officers or directors, during any of the last three (3) fiscal years, received individual total annual salary and bonus in excess of $100,000 for any fiscal year, the Company has NOT included a table under this item describing such compensation as would otherwise be required. Such compensation, if it had occurred, would include the dollar value of base salaries and bonus awards, the number and value of stock options granted, and any other compensation, if any, none of which occurred other than those 134,153 shares issued to officers, directors and counsel for services rendered by them during the fiscal year ended December 31, 2002.

     Because the Company has just only recently incorporated a subsidiary in the State of Nevada with the same name, no officer or director simultaneously served during the fiscal year or any of the prior two (2) fiscal years as an officer or director of any subsidiary. As a result, there is no compensation received by any such person from a subsidiary to disclose.

     ADOPTION OF A 2002 AND 2003 STOCK OPTION/STOCK ISSUANCE PLANS. Reference is made to the subsection in Item 1, Part 1 above titled "ADOPTION OF 2002 AND 2003 STOCK OPTION/STOCK ISSUANCE PLANS."

     NO RETIREMENT, PENSION OR PROFIT SHARING PLANS. At present, directors and officers do NOT receive any award of options, warrants, or stock appreciation rights (SAR's) for their service. There are no retirement, pension, or profit sharing plans for the benefit of officers, directors or key employees as of the date of this filing.

     OPTION/STOCK APPRECIATION RIGHTS (SAR) GRANTS TABLE. This table has been omitted because there has been no compensation awarded in the form of options or SAR's awarded to, earned by, or paid to any Company officer or director during any pertinent fiscal year as required to be covered by such a table.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of the Company's common stock with respect each person known to be the owner of 5% or more of the common capital stock of the Company, each director, each officer, and all executive officers, directors and 5% or greater shareholders of the Company as a group. As of December 31, 2002, there were 415,956 common capital shares issued and outstanding, a figure that includes the 134,153 shares that the board of directors unanimously authorized, on February 3, 2003, to be issued to four individuals for services rendered the Company during 2002. The following table takes into account or otherwise reflects the 1 for 10 reverse split of the Company's shares that took place after year end on February 3, 2003. The following table does NOT take into account any shares above and beyond the 134,153 shares that will be issued in the future and booked as earned in fiscal 2003, for services rendered by any of the following persons pursuant to the Company's 2003 Plan:

                                                                 Percent of
                                    Number of Shares of          Ownership of
                                      Common Stock               Common Stock
Name of Beneficial Owner            Beneficially* Owned          Outstanding
----------------------------       ---------------------         ------------
George Christopulos (1)
3131 Teton Drive
Salt Lake City, Utah 84109              86,687(2)                  20.84%

Hugh Coltharp (3)
1478 Roosevelt Avenue
Salt Lake City, Utah 84105               8,930(4)                   2.14%

Jack Coombs (5)
2581 East 1300 South
Salt Lake City, Utah 84108              54,628(6)                  13.13%

John Michael Coombs(7)
3098 South Highland Drive, Suite 323    77,445(8)                  18.62%
Salt Lake City, Utah 84106-6001

All 5% or more owners, all
directors and all officers as a
group (3 persons)(9)                     227,690                   54.74%

-------------------------------
* Beneficial ownership is determined in accordance with the rules and regulations of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days of the Company's year end, are also deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

    (1) Mr. Christopulos is the president of the Company and the chairman of the board. He has been president of the Company since 1982.


    (2) This figure includes 41,687 shares that Mr. Christopulos has held prior to fiscal 2002. It further includes an additional 45,000 shares that Mr. Christopulos acquired from the Company during fiscal 2002, pursuant to the Company's 2002 and 2003 Plans, for services rendered to the Company. Mr. Christopulos has manually filed a Form 4 with the Commission updating and reporting the foregoing increases in his holdings.

    (3) Mr. Coltharp is the secretary/treasurer of the Company and a director. He became a director in 1980.

    (4) This figure includes 4,100 shares that Mr. Coltharp has held prior to fiscal 2002. It further includes an additional 4,830 shares that Mr. Coltharp acquired from the Company during fiscal 2002, pursuant to the Company's 2002 and 2003 Plans, for services rendered to the Company. Mr. Coltharp has manually filed a Form 4 with the Commission updating and reporting the foregoing increases in his holdings.

    (5) Mr. Jack Coombs is a director and the vice president of the Company. He became a director in 1994. He also acted as a director of the Company for a brief time in the early 1980's.

    (6) This figure includes 30,329 shares that Mr. Jack Coombs has held prior to fiscal 2002. This figure also includes an additional 24,299 shares that Mr. Coombs acquired from the Company during fiscal 2002, pursuant to the Company's 2002 and 2003 Plans, for
          services rendered to the Company.   Mr. Coombs manually filed a
          Form 4 with the Commission updating and reporting the foregoing increases in his holdings.

    (7) Mr. John Michael Coombs has acted as the Company's legal counsel. He is not and never has served as an officer or director of the Company. Mr. J.M. Coombs is also the son of director and officer, Jack Coombs.

    (8) This figure includes 17,417 "restricted" shares that Mr. J.M. Coombs has held prior to fiscal 2002. This figure also includes an additional 60,028 shares that Mr. Coombs acquired from the Company during fiscal 2002, pursuant to the Company's 2002 and 2003 Plans, for services rendered to the Company. Mr. J.M. Coombs is in the process of filing a Form 3 initiating himself as a "reporting person" for the simple reason that he now owns or controls 10% or more of the Company's issued and outstanding shares. Because a prior acquisition of Mr. J.M. Coombs acquisition put him over 5% in his holdings, Mr. Coombs last year filed a Schedule 13D with the Commission.


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

     The Company has not been a party to any transaction, or proposed transaction, in which any director, executive officer, or principal shareholder had or will have a direct or indirect material interest, where:
(1) the amount involved in the transaction or series of similar transactions exceeds $60,000; or (2) the person's interest arises solely from the ownership of the Company's securities, and the person receives no extra or special benefit not shared equally (pro rata) by all holders of the same class of securities. In this regard, the dollar value of the 134,153 shares issued to officers, directors and the Company's counsel for fiscal 2002 totals $23,477. During the fiscal year, the Company's officers and directors have received a material benefit, namely, shares of the Company's stock not shared by all other holders of the same class of securities; however, this is because they received such stock for services rendered the Company, services not rendered by any other shareholder or person.

     The Board of Directors of the Company has not adopted or approved any policy regarding future transactions with related third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     Reports on Form 8-K.
     --------------------

     None other than on or about May 23, 2002, the Company filed a Form 8-K announcing a proposed reorganization transaction with Zer Communications Ltd., which the Company is still negotiating.

     Exhibits.
     ---------

     The following Exhibits are incorporated by reference as a part of this Annual Report on Form 10-KSB:

10-KSB Annual Report for the year ended December 31, 2001.

Exhibit 99 of the Company's 10-SB Registration Statement filed with the Commission on September 19, 2001.

     The following Exhibit is filed as a part of this Annual Report on Form 10-KSB. In this regard, the Company has elected to file its Section 906 certification under the Sarbanes-Oxley Act at the end of this Annual Report and not as a separate exhibit. See the Table of Contents above.

Exhibit
Number           Description*

10        2003 Stock Option/Stock Issuance Plan



     * Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to the foregoing Exhibits.

ITEM 14.  CONTROLS AND PROCEDURES.


     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer/Treasurer has evaluated the Company's disclosure controls and procedures within 90 days prior to the date of this Annual Report, and has concluded that these controls and procedures are effective.

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the evaluation date.

                                   SIGNATURES

     In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, Tintic Gold Mining Company has duly caused this Annual Report on Form 10-KSB for its fiscal year ended December 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TINTIC GOLD MINING COMPANY, Issuer

                                  /s/ George P. Christopulos
                                  ---------------------------------
                                  George P. Christopulos
                                  Chairman of the Board, President, CEO
                                  and Chief Financial Officer (CFO)
                                  Dated:  April 10, 2003



                                  /s/ Hugh N. Coltharp
                                  ---------------------------------
                                  Hugh N. Coltharp
                                  Secretary/Treasurer and director
                                  Dated:  April 10, 2003

                    CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, George P. Christopulos, Chairman of the Board, President, CEO and Chief Financial Officer (CFO) of Tintic Gold Mining Company (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ George P. Christopulos
Dated:     April 10, 2003                  ---------------------------------
                                          George P. Christopulos
                                          Chairman of the Board, President,
                                          CEO, and Chief Financial Officer
                                          (CFO)

                   CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Hugh N. Coltharp, Secretary/Treasurer and a director of Tintic Gold Mining Company (the "Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:      April 10, 2003                     s/ Hugh N. Coltharp
                                               ---------------------
                                               Hugh N. Coltharp
                                               Secretary/Treasurer and
                                               director

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Tintic Gold Mining Company (the "Registrant") on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Commission on the date hereof (the "Annual Report"), we, George Christopulos, CEO, President, and Chairman of the Board of the Registrant, and Hugh Coltharp, Secretary/Treasurer and a director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

                                            s/ George P. Christopulos
Dated: April 10, 2003
      ---------------                       -------------------------------
                                            George P. Christopulos
                                            Chairman of the Board, President,
                                            CEO, Chief Financial Officer (CFO)


                                            s/ Hugh N. Coltharp
Dated:  April 10, 2003
      ---------------                       -------------------------------
                                            Hugh N. Coltharp
                                            Secretary/Treasurer and director