Form 10QSB
period 2003-03-31
TINTIC GOLD MINING  CO
filed 2003-05-15
CIK 1159275

Quarterly filing March 2003.


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

     For the first quarter ended March 31, 2003
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


     (801) 467-2021
(Issuer's telephone number, including area code)


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Class                         Outstanding as of May 7, 2003
------------------                 -----------------------------
Common Capital Voting Stock,            952,567 shares
$0.001 par value per share

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


                 INDEX TO FINANCIAL STATEMENTS

                                                               Page

     Financial Statements:

          Balance Sheets (Unaudited)   March 31, 2003 and
             December 31, 2002                                  F-1

          Statements of Operations (Unaudited) for the Three
             Months Ended March 31, 2003 and 2002 and for the
             Period from December 21, 1997 (Date of Inception
             of the Exploration Stage) through March 31, 2003   F-2

          Statements of Cash Flows (Unaudited) for the Three
             Months Ended March 31, 2003 and 2002 and for the
             Period from December 31, 1997 (Date of Inception
             of the Exploration Stage) through March 31, 2003   F-3

     Notes to Financial Statements (Unaudited)                  F-4

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                     CONDENSED BALANCE SHEETS
                           (Unaudited)

                   ASSETS                             March 31,  December 31,
                                                        2003         2002
Current Assets
     Cash                                            $   7,172   $  19,555
                                                     ---------   ---------
          Total Current Assets                           7,172      19,555
                                                     ---------   ---------
Total Assets                                         $   7,172   $  19,555
                                                     =========   =========
      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
     Accounts payable                                $   2,384   $     400
                                                     ---------   ---------
          Total Current Liabilities                      2,384         400
                                                     ---------   ---------
Commitments and Contingencies- Note 3

Stockholders' Equity
     Common Stock - $0.001 par value; 10,000,000
      shares authorized; 952,567 and 415,956 shares
      issued and outstanding                               953         416
     Additional paid-in capital                        131,160      78,036
     Deficit accumulated from December 31, 1997,
      date of quasi-reorganization                    (127,325)    (59,297)
                                                    ----------   ---------
          Total Stockholders' Equity                     4,788      19,155
                                                    ----------   ---------
Total Liabilities and Stockholders' Equity          $    7,172   $  19,555
                                                    ==========   =========

See accompanying notes to unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (A Exploration Stage Company)
                CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)
                                                              For the Period
                                                                   From
                                                             December 31, 1997
                                             For the Three  (Date of Inception
                                             Months Ended   of the Exploration
                                              March 31,       Stage) Through
                                           2003        2002   March 31, 2003
Income
     Interest and dividend income          $     27    $     111  $  8,619
     Gain on sale of marketable securities        -            -     8,084
                                           --------    ---------  --------
     Total Income                          $     27    $     111  $ 16,703

Expense
General and Administrative Expense            5,774        4,128    59,478
Attempted acquisition costs                  62,281            -    85,758
                                           --------    ---------  --------
     Total Expense                           68,055        4,128   145,236
                                           --------    ---------  --------
Loss Before Income Taxes                    (68,028)      (4,017) (128,533)

  Provision for Income Tax Benefit                -            -     1,208
                                           --------    ---------  --------
         Net Loss                          $(68,028)   $  (4,017)$(127,325)
                                           ========    =========  ========
Basic and Diluted Loss Per Share           $  (0.09)   $   (0.01)
                                           ========    =========
Weighted Average Common Shares Used In
Per Share Calculation                       753,239      281,772
                                           ========    =========

See accompanying notes to unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (A Exploration Stage Company)
                CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                              For the Period
                                                                   From
                                                             December 31, 1997
                                             For the Three  (Date of Inception
                                             Months Ended   of the Exploration
                                              March 31,       Stage) Through
                                           2003        2002   March 31, 2003
Cash flows used in operating activities:
Net loss                                   $ (68,028)  $  (4,017) $(127,325)
Adjustments to reconcile net loss to cash
used in operating activities:
     Stock issued for services                53,661           -     92,138
     Gain from sale of securities                  -           -     (8,086)
Changes in operating assets and liabilities:
     Accounts payable                          1,984      (1,184)     2,284
     Income taxes payable                          -           -       (565)
                                           ---------   ---------   --------
          Net cash used in operating
          activities                         (12,383)     (5,201)   (41,554)
                                           ---------   ---------   --------
Cash flows from investing activities:
     Purchase of available-for sale
     securities                                    -           -     (7,609)
     Proceeds from sale of available-for-
     sale securities                               -           -     23,962
                                           ---------   ---------   --------
          Net cash flows provided by
              investing activities                 -           -     16,353
                                           ---------   ---------   --------
     Net decrease in cash                    (12,383)     (5,201)   (25,201)

Cash and cash equivalents at beginning
of period                                     19,555      29,860     32,373
                                           ---------   ---------   --------
Cash and cash equivalents at end of period $   7,172   $  24,659   $  7,172
                                           =========   =========   ========
Additional cash flow information:
     Cash paid for taxes                   $       -   $       -
                                           =========   =========

See accompanying notes to unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements.   The accompanying financial statements are
unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated April 11, 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2003.

Business Condition. As shown in the financial statements, during the three months ended March 31, 2003, the Company incurred a loss of $68,028 and used cash from operations of $12,383. The general and administrative expenses for the three months ended March 31, 2003 continued to reflect the Company's involvement in activities to raise additional funds to develop its mining properties. No additional funds have been raised as of March 31, 2003. For the period from December 31, 1997 (date of inception of the exploration stage) through March 31, 2003, the Company's income has been generated solely from interest and dividends earned on cash, cash equivalents and available-for-sale securities and from net gains on the sale of marketable securities. The Company sold all marketable securities during the year ended December 31, 2001; therefore, marketable securities are no longer be a source of income. However, the Company's ability to reach planned operations is dependent upon its ability to obtain additional debt or equity financing, to generate sufficient cash flow from mining operations, and ultimately to attain profitable operations.

NOTE 2   ISSUANCE OF COMMON STOCK FOR SERVICES

On February 3, 2003, the Company issued 536,611 shares of common stock to members of the board of directors, the Company's legal counsel and shareholders for services rendered, during the first two months of 2003.
There was no valued market trades upon which a fair value of the shares issued could be measured; therefore, the board of directors determined that the fair value of the shares issued was $53,661 or $0.10 per share.

NOTE 3   COMMITMENTS AND CONTINGENCIES

Within the prior year, the Utah Department of Environmental Quality has conducted soil sampling in the town of Mammoth, Utah, in an area adjacent to the Company's mining claims. Those samples indicate elevated contaminated metals levels. The nearby Mammoth mine had significant workings and production in the past, while the Company's properties have never been worked. The source of the elevated contaminants is unclear. No claims have been made against the Company nor has anyone asserted that the Company is a responsible party. The Environmental Protection Agency has listed Eureka, Utah, as a "superfund" clean-up site. While the Company's properties are in the same overall mining district as Eureka, Utah, the Company does not expect the Eureka, Utah superfund cleanup project will expand to include either the Mammoth area or the Company's properties. The Company is not aware of any state or federal agency's plan or intention to do any environmental cleanup or other work to or with any property located in or near Mammoth or the Company's properties.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 3   COMMITMENTS AND CONTINGENCIES -CONTINUED

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

NOTE 4   COMMON STOCK

On January 17, 2003, the board of directors approved a one share for ten shares reverse stock split. The financial statements have been retroactivity restated for the effects of the reverse stock split for all periods presented.

On February 3, 2003 the Company formed Tintic Gold Mining Company (Tintic Nevada), a wholly-owned Nevada corporation. The Company has subscribed to 281,803 common shares of Tintic Nevada, but has not yet consummated the subscription transaction, thus the entity is not included in the accompanying financial statements.

NOTE 5  ATTEMPTED ACQUISITION COSTS

In an attempt to acquire Zer Communications, Ltd. (Zer), the Company incurred legal, consulting and management costs related to the attempted acquisition. During the three months ending March 31, 2003 the Company issued 536,611 shares common stock valued at their fair value of $0.10 per share as established by the Board of Directors, or $53,661, for services related to the acquisition. As of March 31, 2003 the acquisition of Zer remains in considerable doubt and all costs incurred were charged to operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

     Because Commission regulations for small business issuers do not require as much disclosure as would otherwise be required, this item is not as extensive as it might otherwise be. The Company fits within the small business category because, among other reasons, the Company had nominal revenues from operations during its last fiscal year.

Plan of Operation

     The Company's goal and ultimate objective is to generate recurring cash flow by establishing long-term business opportunities. The uncertainty of future events, however, presently limits Tintic Gold's ability to provide any assurances regarding its ability to implement such a plan, raise financial resources, or undertake these or any other business activities.

     During the next twelve to eighteen months, and assuming that the Company does NOT complete the proposed acquisition transaction with Zer Communications, Ltd. ("Zer"), the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. This includes but is not limited to doing what it believes is necessary to embark on an exploration program relative to its mining properties, an endeavor that would be expensive and which the Company cannot afford at this time. Because the Company lacks substantial cash and other capital resources, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business combination or consolidation can be made.

     Management no longer believes that the Company can satisfy its minimal cash requirements from current cash on hand to continue required business operations. These operations include costs and fees necessary to maintain the Company's compliance and filing obligations with the Commission as a "reporting company." Instead, if the proposed transaction with Zer does NOT close at some time in the near or immediate future, the Company's officers and directors will need to advance the Company the necessary funds to fulfill and continue its reporting obligations. The Company does NOT have sufficient funds of its own to finance any mining exploration operations, or to make any capital improvements to its properties.

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

     Management intends to hold expenses to a minimum and to obtain expert or other services on a contingency basis when possible. The Company's directors and officers hope to defer payment of any additional compensation or remuneration until such time as an acquisition or merger of some kind can be accomplished, if any. At present, no such additional compensation or remuneration is owed. During the quarter, the Company engaged the services of a consultant who rendered substantial services to the Company in connection with the proposed Zer transaction. In this regard, such consultant is entitled to receive 55,556 shares of the Company's common stock under the Company's 2003 Stock Option/Stock Issuance Plan, shares that, while earned during the quarter, have not yet been physically issued but which will be physically issued at such time as the Company registers such shares on Form S-8.

     As of March 31, 2003, the Company made no arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. As stated elsewhere herein, in the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the Company's current nominal operations, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Once again, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

     The Company's business plan is directed primarily toward seeking out business opportunities and also pursuing the eventual and possible exploration of its patented mining claims if funds become available for such purpose. The mineral interests and rights with respect to these claims are believed to represent durable value for exploration as Tintic Gold owns these patented mining claims in fee simple.

     RECENT DEVELOPMENTS. Tintic Gold is a mining exploration stage company. While it is an active Utah corporation in good standing with the State of Utah, the Company has not reached planned operations. Between May 2002 and the end of this quarter, March 31, 2003, the Company has been involved in pursuing a potential reorganization or acquisition transaction with an Israeli-based company called Zer Communications, Ltd. ("Zer"), a recently formed or start up company engaged in the voice mail technology business. Zer holds several patents. In the pursuit of this transaction, the Company effectuated a 10-for-1 reverse split of its shares on February 3, 2003. This transaction has been "off and on" since May 2002, all as previously disclosed in the Company's existing EDGAR filings. It is the negotiations and work focused on closing this transaction that has generated the substantial services rendered by officers, directors, consultants and counsel during the fourth quarter of 2002 and the first quarter of 2003. As of the date of this Quarterly Report, the status of the potential transaction is uncertain and the Company has no way of predicting at this time whether or not it will in fact close. As set forth in the Company's Form 10-KSB for 2002 filed on April 11, 2003, the Company, as of December 31, 2002, had 415,956 shares issued and outstanding. Though 134,153 of these 415,956 shares were issued for services rendered during 2002 have not as yet been physically issued, the Company treated them as issued and outstanding for year-end because they were earned during the Company's 2002 fiscal year. Reference is made to Item 11 of the Company's Annual Report on Form 10-KSB on file on EDGAR, which discloses the recipients of these shares.

     During the first quarter of 2003, the Company's officers, directors, consultants and counsel rendered additional substantial services to the Company, necessitating the issuance of a total 536,611 shares to such persons. Other than 55,556 shares issuable to a consultant, the remaining shares have been issued to counsel, officers and directors. For a breakdown of the number of shares each person received, reference is made to the certain Form 4's and a Form 3 filed on EDGAR by the Company's officers and directors and the Company's counsel last month. Once again, because these shares were earned during the first quarter of 2003, the Company is treating these additional 536,611 shares as issued and outstanding as of March 31, 2003. Accordingly, the Company now has a total of 952,567 shares issued and outstanding.

     During the pursuit of the transaction with Zer, the Company, during this quarter, formed a wholly owned subsidiary in Nevada also named "Tintic Gold Mining Company." Pursuant to the creation of this wholly owned subsidiary, a total of 281,803 shares of the subsidiary were issued to the Company. The purpose of creating a wholly owned subsidiary is to convey the Company's mining properties to this wholly owned subsidiary in that Zer, upon consummation of the proposed stock-for-stock acquisition transaction with the Company, would not own or hold such properties. The Zer transaction has contemplated that in such event, the Nevada subsidiary would indemnify and hold Zer and the Company harmless from and against any future possible environmental or contamination claims related to the Company's mining properties. The additional purpose of conveying the Company's mining claims to a wholly owned Nevada subsidiary is for the purpose of maximizing shareholder value by effectuating a future spin-off of the subsidiary's shares to those shareholders of record of the Company on February 3, 2003. Thus, in the event the Zer transaction closes, the Company will divest itself of the 281,803 shares held in the subsidiary and the Nevada subsidiary will thereafter seek to file an appropriate registration statement with the Commission registering the issuance and distribution of the 281,803 shares to those shareholders of the Company, of record, on February 3, 2003. This event, if and when it occurs, if it does, will give all shareholders of record of the Company as of February 3, 2003, the same number of shares in the subsidiary that they held, on such date, in the Company.

     ADOPTION OF 2002 AND 2003 STOCK OPTION/STOCK ISSUANCE PLANS. In a January 15, 2002, by means of a written consent of the directors, the Board of Directors unanimously resolved to adopt a 2002 Stock Option/Stock Issuance Plan ("2002 Plan"). During the first quarter of 2003, also by unanimous written consent of the directors, the Company similarly adopted a plan for 2003 substantially similar in its terms to the 2002 Plan ("2003 Plan"). See also Item 10 in Part III of the Company's Form 10-KSB for 2002 titled "Executive Compensation." These Plans allow for the issuance of stock for compensation and incentive purposes to officers, directors, employees and consultants under both qualified and non-qualified plans or programs.

     Under the 2002 Plan, a total of 100,000 shares were entitled to be issued. As of the Company's 2002 year-end, 25,000 shares were issued under this 2002 Plan. Under the 2003 Plan, a total of 645,764 shares are entitled to be issued. As of the Company's 2002 year-end, 109,153 shares were authorized to be issued under the 2003 Plan for services rendered relative to the proposed Zer transaction. Because these Plans speak for themselves, reference is made to the 2002 Plan, a copy of which was attached to the Company's 2001 Annual Report. The 2003 Plan, which is similar in terms, except with respect to the number of shares entitled to be issued, to the 2002 Plan, is attached to the Company's 2002 Annual Report as Exhibit 10. These Plans were adopted with a view to eventually filing S-8 registration statements with the Commission pursuant to which shares authorized to be issued under either or both Plans could be registered under such form, an event which would not only dilute existing shareholders but which might also have a depressive effect on the market price of the Company's stock. This is because stock registered pursuant to S-8 is or can be "free-trading" depending upon whether it is issued to affiliates of the Company or not.

     Subsequent to the Company's 2002 year-end, during February 2003 a total of 536,611 additional shares were issued to officers, directors, counsel, and a consultant for services rendered in 2003 in connection with the proposed Zer transaction. These shares have been authorized to be issued under the 2003 Plan. It is also contemplated that 55,556 of these additional shares, shares issued to a consultant, will be registered on Form S-8.

     Of the 134,153 shares issued for services rendered in 2002 and of the 536,611 shares issued for services rendered in 2003, it is anticipated that only 80,556 shares shall be registered, by the Company, on Form S-8. The remaining shares will instead be issued as "restricted securities" pursuant to the Section 4(2) exemption from registration under the Securities Act of 1933. This discussion is not to ignore that any board member, officer, employee or consultant who ultimately acquires shares under either Plan will be required to either register such shares or have an exemption from registration in the event that he or she seeks to offer, sell or otherwise dispose of them after receipt thereof.

     The above issuances under the 2002 and 2003 Plans results in a total of 952,567 shares issued and outstanding as of March 31, 2003, before consummation of any transaction with Zer and its stockholders. These issuances, coupled with prior holdings, result in management, counsel, and certain consultants owning approximately 80% of the Company's issued and outstanding shares prior to the consummation of any proposed transaction with Zer. This should be considered in light of the fact that the Company's shareholders of record on February 3, 2003 will be in the exact same position with the Nevada subsidiary, and they shall have the same proportionate ownership interest in the Company's mining properties as they had before any transaction with Zer and its stockholders was ever known or contemplated. See
Item 7 of Part II of the Company's 2002 Form 10-KSB; see also Item 11 of Part III of the same Form 10-KSB titled "Security Ownership of Certain Beneficial Owners and Management".

     Of the issuances of a total of 670,764 shares under the 2002 and 2003 Plans, only 134,153 shares were considered issued and outstanding for fiscal 2002. These 134,153 shares were issued at a value of $0.175 per share. As a result, the total stock issuance for 2002 resulted in a charge to operations of $23,477. The 536,611 shares issued for services rendered during the first quarter of 2003 were issued at a value of $0.10 per share. These issuances will result in a charge to operations during 2003 of $53,661. The valuations were determined by the Board to be the fair value of the stock issued.

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

                   PART II   OTHER INFORMATION

Item 5.  Other Information.

The proposed transaction with Zer has not been completed and its current status is unknown. The Company would like to complete the transaction with Zer but is not currently aware of whether or not the transaction will proceed or be completed. Zer has been involved in a private placement of its own securities prior to consummating the proposed transaction with the Company and the Company is not currently aware of the exact status of such effort. The Company has acted, to date, as if the proposed transaction would close; however, as of the date of this report, the Company can give no assurance that such transaction will in fact close and instead believes that a closing of the proposed Zer transaction remains in considerable doubt.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

      None.

     (b)  Reports on Form 8-K

          None. Because the proposed acquisition transaction with Zer Communications had not proceeded as scheduled or anticipated and because there was substantial doubt about whether the transaction would go forward in any event during the previous quarter, the Company has elected not to announce the termination of the transaction with Zer Communications in a current report on Form 8-K but instead discusses the same in this report.

                              SIGNATURES

     In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, Tintic Gold Mining Company has duly caused this Quarterly Report on Form 10-QSB for its first quarter ended March 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TINTIC GOLD MINING COMPANY, Issuer

                                  /s/ George P. Christopulos
                                  ---------------------------------
                                  George P. Christopulos
                                  Chairman of the Board, President, CEO
                                  and Chief Financial Officer (CFO)
                                  Dated:  May 7, 2003



                                  /s/ Hugh N. Coltharp
                                  ---------------------------------
                                  Hugh N. Coltharp
                                  Secretary/Treasurer and director
                                  Dated:  May 7, 2003

                     CERTIFICATION PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, George P. Christopulos, Chairman of the Board, President, CEO and Chief Financial Officer (CFO) of Tintic Gold Mining Company (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

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



Dated:     May 7, 2003                    /s/ George P. Christopulos
                                          ---------------------------------
                                          George P. Christopulos
                                          Chairman of the Board, President,
                                          CEO, and Chief Financial Officer
                                          (CFO)

                   CERTIFICATION PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, Hugh N. Coltharp, Secretary/Treasurer and a director of Tintic Gold Mining Company (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

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


Dated:      May 7, 2003                        /s/ Hugh N. Coltharp
                                               ---------------------
                                               Hugh N. Coltharp
                                               Secretary/Treasurer and
                                               director

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Tintic Gold Mining Company (the "Registrant") on Form 10-QSB for the fiscal year ended December 31, 2002, as filed with the Commission on the date hereof (the "Quarterly Report"), we, George Christopulos, CEO, President, and Chairman of the Board of the Registrant, and Hugh Coltharp, Secretary/Treasurer and a director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: May 7, 2003                          /s/ George P. Christopulos
      ---------------                       -------------------------------
                                            George P. Christopulos
                                            Chairman of the Board, President,
                                            CEO, Chief Financial Officer (CFO)


Dated: May 7, 2003                          /s/Hugh N. Coltharp
      ---------------                       -------------------------------
                                            Hugh N. Coltharp
                                            Secretary/Treasurer and director