Form 10QSB
period 2003-06-30
TINTIC GOLD MINING  CO
filed 2003-08-19
CIK 1159275

Quarterly filing June 2003.


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

     For the first quarter ended June 30, 2003
                                 -------------

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


     (801) 467-2021
(Issuer's telephone number, including area code)


     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     Class                         Outstanding as of August 19, 2003
------------------                 ---------------------------------
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

                 PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   TINTIC GOLD MINING COMPANY
                 (An Exploration Stage Company)

           UNAUDITED CONDENSED FINANCIAL STATEMENTS

                           JUNE 30, 2003

                   TINTIC GOLD MINING COMPANY
                 (An Exploration Stage Company)


                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets,
           June 30, 2003 and December 31, 2002                      2

        Unaudited Condensed Statements of Operations,
           for the three and six months ended June 30,
           2003 and 2002, and for the period from the
           re-entering of Exploration stage on December 31,
           1997 through June 30, 2003                               3

        Unaudited Condensed Statements of Cash Flows for
           the six months ended June 30, 2003 and 2002, and
           for the period from the re-entering of Exploration
           stage on December 31, 1997 through June 30, 2003         4

        Notes to Unaudited Condensed Financial Statements      5 - 10

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                UNAUDITED CONDENSED BALANCE SHEETS


                   ASSETS                             June 30,  December 31,
                                                        2003         2002
Current Assets
     Cash                                            $   1,540   $  19,555
                                                     ---------   ---------
          Total Current Assets                           1,540      19,555
                                                     ---------   ---------
Total Assets                                         $   1,540   $  19,555
                                                     =========   =========
      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
     Accounts payable                                $   1,056   $     400
                                                     ---------   ---------
          Total Current Liabilities                      1,056         400
                                                     ---------   ---------

Stockholders' Equity
     Common Stock - $0.001 par value; 10,000,000
      shares authorized; 952,567 and 415,956 shares
      issued and outstanding                               953         416
     Capital in excess of par value                    131,160      78,036
     Deficit accumulated since date of quasi-
     reorganization on December 31, 1997              (131,629)    (59,297)
                                                    ----------   ---------
          Total Stockholders' Equity                       484      19,155
                                                    ----------   ---------
                                                    $    1,540   $  19,555
                                                    ==========   =========

Note: The Balance Sheet of December 31, 2002, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (A Exploration Stage Company)
            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                           Deficit accumulated
                                                             Since the date of
                                                            Re-entering of the
                              For the Three  For the Six    Exploration Stage
                               Months Ended  Months Ended   on December 31,
                                 June 30,      June 30,       1997 through
                              2003     2002  2003    2002     June 30, 2003
REVENUE:                    $     -  $     -  $     -  $     -  $        -
                            -------  -------  -------  -------  ----------
  Total Revenue                   -        -        -        -           -
                            -------  -------  -------  -------  ----------

EXPENSES:
 General and
 Administrative               4,311    4,025   10,085    8,154      63,789
 Failed acquisition costs         -        -   62,281        -      85,758
                            -------  -------  -------  -------  ----------
     Total Expenses           4,311    4,025   70,366    8,154     149,547
                            -------  -------  -------  -------  ----------
LOSS FROM OPERATIONS         (4,311)  (4,025) (70,366)  (8,154)   (149,547)
                            -------  -------  -------  -------  ----------
OTHER INCOME:
 Interest Income                  7       84       34      195       8,626
 Gain on sale of securities       -        -        -        -       8,084
                            -------  -------  -------  -------  ----------
LOSS BEFORE INCOME TAXES     (4,304)  (3,942) (72,332)  (7,959)   (132,837)

CURRENT INCOME TAXES (BENEFIT)    -        -        -        -      (1,208)

DEFERRED INCOME TAXES             -        -        -        -           -
                            -------  -------  -------  -------  ----------
NET LOSS                    $(4,304) $(3,942)$(72,332) $(7,959) $ (131,629)
                            -------  -------  -------  -------  ----------
(LOSS) PER SHARE            $  (.00) $  (.01) $  (.09) $  (.03) $     (.52)
                            -------  -------  -------  -------  ----------

The accompanying notes are an integral part of these unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (A Exploration Stage Company)
          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                              Cumulative from
                                                            the Re-entering of
                                             For the Six    Exploration Stage
                                             Months Ended   on December 31,
                                              June 30,      1997 through
                                           2003        2002   June 30, 2003
Cash Flows From Operating Activities
Net loss                                   $ (72,332)  $  (7,959) $(131,629)
Adjustments to reconcile net loss to net
cash used by operating activities:
     Non-cash stock used for services
     rendered                                 53,661           -     92,138
     (Loss) from sale of securities                -           -     (8,086)
Changes in assets and liabilities:
     Decrease in income tax receivable             -         431          -
     Increase (decrease) in accounts payable     656      (2,684)       956
     (Decrease) in Income taxes payable            -           -       (565)
                                           ---------   ---------   --------
          Net Cash (Used) by Operating
          Activities                         (18,015)    (10,212)   (47,186)
                                           ---------   ---------   --------
Cash Flows From Investing Activities
     Purchase of securities                        -           -     (7,609)
     Proceeds from sale of securities              -           -     23,962
                                           ---------   ---------   --------
          Net Cash (Used) by
          Investing Activities                     -           -     16,353
                                           ---------   ---------   --------
Cash Flows From Financing Activities               -           -          -
                                           ---------   ---------   --------
          Net Cash (Used) by Financing
          Activities                               -           -          -
                                           ---------   ---------   --------
Net Increase in Cash                         (18,015)    (10,212)   (30,833)

Cash at Beginning of Year                     19,555      29,860     32,373
                                           ---------   ---------   --------
Cash at End of Year                        $   1,540   $  19,648   $  1,540
                                           =========   =========   ========
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
      Interest                             $       -   $       -   $      -
      Income taxes                         $       -   $       -   $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
     For the six months ended June 30, 2003:
      None
    For the six months ended June 30, 2002:
      None

The accompanying notes are an integral part of these unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Tintic Gold Mioning Company ("Parent") was incorporated on June 14, 1933 under the laws of the State of Utah. The Company was incorporated for the purpose of mining, milling, ore reducing, and smelting.

Rescinded Acquisition - In an attempt to acquire Zer Communications, Ltd.
(Zer), the Company incurred legal, consulting and management costs related to the attempted acquisition. During the six months ending June 30, 2003 the Company issued 536,611 shares of common stock valued at their fair value of $0.10 per share as established by the Board of Directors, or $53,661, for services related to the acquisition. As of June 30, 2003 the acquisition of Zer was terminated and all costs incurred were expensed as of June 30, 2003.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Exploration Stage - The Company is considered to be an Exploration Stage Company according to the provisions of Industry Guide 7. The Company is currently unable to estimate the length of time necessary to initiate an exploration stage program and has no assurance that a commercially viable ore body exists in its properties until appropriate geological work and testing of the mineralized areas can support an economically feasible evaluation which the Company is unable to perform due to a lack of working capital.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard
No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, and accordingly, the Company has elected to determine net income using previous accounting standards. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes (See Note 6).

Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings (Loss) Per Share" [See Note 7].

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -- MINING CLAIMS

At the time of organization, the Company acquired certain patented mining claims from the Emerald Mining Company, which the Company currently owns. The mining claims are located in the Tintic Mining District of Juab County, Utah. The Company does not have any current mining exploration, development, or production activities on its existing properties. The Company intends to explore its existing properties in the future and to acquire additional mining properties that contain potential exploration opportunities if funding becomes available for such purpose.

Because the Company has no foreseeable revenues and no recent revenues generated from the use of the mining claims, the Company is carrying the claims at $0 as of June 30, 2003.

NOTE 3 -- COMMON STOCK

Common Stock - The Company has authorized 10,000,000 shares of common stock with a par value of $.001. At June 30, 2003, the Company had 952,567 shares issued and outstanding. In August 2003, the Company mailed an information statement to the shareholders announcing various amendments to the Company's articles of incorporation, including, increasing the authorized shares of common stock to 50,000,000. Those amendments are not yet effective.

Stock issuances - In February 2003, the Company issued 536,611 shares of common stock to members of the board of directors, the Company's legal counsel and shareholders for services rendered valued at $53,661, or $.10 per share.

In December 2002, the Company issued 134,153 shares of common stock for services rendered valued at $23,477 or $.18 per share.

In December 2001, the Company issued 50,006 shares of common stock for services rendered valued at $15,000 or $.30 per share.

Held Stock Certificates - The Company is currently holding certificates representing approximately 80,556 shares of common stock, which are reflected as issued and outstanding. Management of the Company is planning on delivering the certificates upon a successful registration with the SEC on Form S-8.

Stock Split - On January 17, 2003, the board of directors approved a one share for ten shares reverse stock split. The financial statements have been retroactively restated for the effects of the reverse stock split for all periods presented.

Stock Option Plans - In January 2002, the Company adopted a Stock Option Plan (the "2002 Plan") with a maximum of 100,000 shares of common stock reserved under the plan. The 2002 Plan provides for both direct award and sale of shares and for the grant of options to purchase shares. The board of directors shall determine the exercise price per share of the options granted. The option terms shall not exceed ten years from the option grant date. As of June 30, 2003, no options are outstanding and 25,000 shares of common stock have been issued under this plan.

During February 2003, the board of directors adopted the 2003 Stock Option/Stock Issuance Plan ("2003 Plan"). The 2003 plan provides for the issuance of a maximum of 645,764 shares of common stock. In February 2003, all 645,764 shares available under the plan were issued.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 --  COMMITMENTS AND CONTINGENCIES

Environmental - Within the last year, the Utah Department of Environmental Quality has conducted soil sampling in the town of Mammoth, Utah, in an area adjacent to the Company's mining claims. Those samples indicate elevated contaminated metals levels. The nearby Mammoth mine had significant workings and production in the past, while the Company's properties have never been worked. The source of the elevated contaminants is unclear. No claims have been made against the Company nor has anyone asserted that the Company is a responsible party. The Environmental Protection Agency has listed Eureka, Utah, as a "superfund" clean-up site. While the Company's properties are in the same overall mining district as Eureka, Utah, the Company does not expect the Eureka, Utah, superfund cleanup project will expand to include either the Mammoth area or the Company's properties. The Company is not aware of any state or federal agency's plan or intention to do any environmental cleanup or other work to or with any property located in or near Mammoth or the Company's properties.

Former officer - During 1980, a former president of the Company entered into an agreement with the Company whereby he settled a note due from the Company and relinquished his direct control of the Company. Among other consideration, the Company conveyed to the former president a 3% net smelter return on any ores sold from its historical patented mining claims held, plus surface rights. The Company retained rights to enter and exit the property for exploration and mining activity.

NOTE 5 -- GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses since re-entering the exploration stage and does not have adequate working capital to pursue its planned operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans, through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -- INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at June 30, 2003, unused operating loss carryforwards of approximately $94,000, which may be applied against future taxable income and which expire in various years through 2023. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $28,400) at June 30, 2003 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $18,400).

NOTE 7 --  EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended June 30, 2003 and 2002 and for the period from the date of quasi-reorganization on December 31, 1997 through June 30, 2003:

                                                              Cumulative from
                                                            the Re-entering of
                                 For the Three  For the Six  Exploration Stage
                                Months Ended    Months Ended  on December 31,
                                  June 30,      June 30,        1997 through
                             _______________________________       June 30,
                               2003      2002   2003    2002         2003
                             ________ ________ _______ ________  __________
     (Loss) from continuing
       operations available
       to common stockholders
       (numerator)           $ (4,304)$ (3,942)$(72,332)$(7,959) $ (131,629)
                             ________  _______ ________ _______  __________
     Weighted average number
       of common shares
       outstanding used in
       earnings per share
       during the period
       (denominator)          952,567  281,772  851,767 281,772     257,898
                             ________  _______  _______ _______  __________

Dilutive earnings per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 -- SUBSEQUENT EVENTS

  In August 2003, the Company mailed an information statement to the shareholders announcing various amendments to the Company's articles of incorporation, including, increasing the authorized shares of common stock to 50,000,000. Those amendments are not yet effective.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     Our discussion hereunder is based on certain reasonable expectations concerning the mining industry, the demand for precious metals, and the sources and potentials for obtaining financial capital, all of which involve "forward-looking statements." We do not intend to forecast what may or may not occur in the future, nor will we predict that any particular event may or may not occur. Management emphasizes that it can neither control nor predict many of these risks and uncertainties.

     Because Commission regulations for small business issuers do not require as much disclosure as would otherwise be required, this item is not as extensive as it might otherwise be. The Company fits within the small business category because, among other reasons, the Company had nominal revenues from operations during its last fiscal year.

Plan of Operation

     Our goal and ultimate objective is to generate recurring cash flow by establishing long-term business opportunities. The uncertainty of future events, however, presently limits our ability to provide any assurances regarding our ability to implement such a plan, raise financial resources, or undertake these or any other business activities.

     During the next twelve to eighteen months, particularly in light of the fact that the proposed acquisition transaction with Zer Communications, Ltd. ("Zer") has been terminated, we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. This includes but is not limited to doing what we believe is necessary to embark on an exploration program relative to our mining properties, an endeavor that would be expensive and which the Company cannot afford at this time. Because the Company lacks cash and other capital resources, it will be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business combination or consolidation can be made.

     As a result of the failure of the Zer transaction, something which drained our cash resources, we can no longer satisfy our minimal cash requirements from current cash on hand to continue required business operations. These operations include costs and fees necessary to maintain our compliance and filing obligations with the Commission as a "reporting company." As a result, our officers and directors will need to advance the Company the necessary funds to fulfill and continue our reporting obligations.


     We do NOT have sufficient funds, or access to sufficient funds, to finance any mining exploration operations at this time, or to make any capital improvements to our mining properties.

     If the funding ever becomes available for such purpose, management believes that further exploration on the Company's patented mining claims may be warranted, even though they cover a relatively small number of acres for the following reasons: First, to the best knowledge of current management, the basic geology and other reports and information concerning the property show that the property has good potential for mining exploration. Second, to the best knowledge of current management, there has been limited comprehensive exploration, to date, of the property's mineralization other than by means of what exploration has been done in the Emerald Mine. Third, worldwide and in the U.S., major ore bodies have been found on property encompassing fewer acres than that which Tintic Gold encompasses. Consider, for purposes of comparison only, the El Indio deposit in Peru and the Orphan Mine in Arizona, each of which is approximately 20 acres.

     Should we be unable to raise a significant amount of additional working capital in the next eighteen months, we more than likely would not have sufficient funds, or access to sufficient funds, for exploration work. As a result, our plan of operation depends largely on our ability to cultivate financial resources and business arrangements with investors and larger and better-capitalized mining or exploration companies.

     Management intends to hold expenses to a minimum and to obtain expert or other services on a contingency basis when possible.

     As of the date of this Report, we have made no arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. As stated elsewhere herein, in the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. Because of our current nominal operations, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Once again, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     Because our current cash situation is minimal, management and a major stockholder has expressed a willingness to advance the Company the funds necessary to maintain our reporting obligations for at least the next 18 months.

     We do not intend to use or hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities and financial capital during the next eighteen months.

     The Company's business plan is directed primarily toward seeking out business opportunities and also pursuing the eventual and possible exploration of its patented mining claims if funds become available for such purpose. The mineral interests and rights with respect to these claims are believed to represent durable value for exploration as Tintic Gold owns these patented mining claims in fee simple and significant exploration of these properties occurred in the past.

     RECENT DEVELOPMENTS AND CURRENT STATE OF AFFAIRS. Tintic Gold is a mining exploration stage company. While it is an active Utah corporation in good standing with the State of Utah, the Company has not reached planned operations. During the quarter, we definitively terminated our potential reorganization or acquisition transaction with an Israeli-based company called Zer Communications, Ltd. ("Zer"). During the pursuit of this transaction, we effectuated a 10-for-1 reverse split of our shares on February 3, 2003. This transaction had been "off and on" since May 2002, all as previously disclosed in our existing EDGAR filings. It was the negotiations and work focused on closing this transaction that generated the substantial services rendered by officers, directors, consultants and counsel during 2002 and the first quarter of 2003.

     During the first quarter of 2003, and as a result of our effort to pursue and close the Zer transaction, our officers, directors, consultants and counsel rendered additional substantial services to the Company beyond those rendered in 2002, thereby necessitating the issuance of a total 536,611 shares to such persons. Other than 55,556 shares issuable to a consultant, the remaining shares have been issued to counsel, officers and directors. For a breakdown of the number of shares each person received, reference is made to the certain Form 4's and a Form 3 filed on EDGAR by the Company's officers and directors and the Company's counsel last month. Once again, because these shares were earned during the first quarter of 2003, we have treated these additional 536,611 shares as issued as of March 31, 2003. Accordingly, we now have, and since our first quarter have had, a total of 952,567 shares issued. Of this amount, however, a total of 80,556 shares have NOT been physically issued and are considered issued but not outstanding. These 80,556 shares are designated to be physically issued at such time as we register the same with the Commission on Form S-8, something we have not as yet done. Reference is made to our previous report on Form 10-QSB for our first quarter ended March 31, 2003.

     Because the transaction with Zer has been definitively terminated, we have abandoned our previously disclosed efforts to form a wholly owned subsidiary in Nevada also named "Tintic Gold Mining Company," convey our mining claims to it, and thereupon issue shares of the subsidiary to the Company in what would be considered a stock dividend and registered spin-off transaction. As a result, no such spin-off of any subsidiary's securities will occur and no shareholders will, at this time, receive any shares of any subsidiary in any spin-off transaction. In this regard, we recently filed an Amended Form 10b-17 with the National Association of Securities Dealers, Inc.
(NASD) disclosing our abandonment of the proposed stock dividend/spin-off. At such time as we enter into a similar transaction such as the proposed Zer transaction, if we ever do, we will reconsider the pursuit of a stock dividend/registered spin-off transaction. That is to say, without a merger, reorganization or other significant acquisition transaction involving the Company, no legitimate business or other purpose would be served, in our view, in implementing or carrying out a spin-off transaction.

     RECENT SHAREHOLDERS' MEETING BY WRITTEN CONSENT RESULTING IN CERTAIN AMENDMENTS TO OUR ARTICLES OF INCORPORATION. On or about July 23, 2003, our three board members and two shareholders signed written consents by which they cast their shares in favor of a Board resolution to approve certain amendments to our Articles of Incorporation. Such shares so cast constitute approximately 72% of our issued shares. These amendments and the reasons therefor are more particularly described in our 14C Information Statement on file on EDGAR, a document which has also been mailed out to all shareholders of record. This document was filed on EDGAR on or about July 25, 2003. These amendments will go into effect 21 days after the date our Information Statement is mailed to our shareholders. These amendments are summarized as follows:

     The new Article I amends our corporate duration from 100 years from its date of incorporation in 1933 to perpetual. This amendment also deletes irrelevant and inapplicable language such as the requirement that all meetings be held in Salt Lake City, Utah, or that our mining activity only be undertaken or concentrated in the Tintic Mining District of Juab County, Utah.


     The new Article II is consistent with more modern Utah law and expands the purposes for which we exist to include matters beyond that of mere mining or mining-related activities.

     The new Article III increases our authorized capitalization from 10 million shares to 50 million shares. Other than this singular change, the new
Article III makes no other changes in our capitalization.

     Article V, which previously identified our initial incorporators back in 1933 and their respective stockholder interests in the Company, is no longer relevant and is thus deleted and repealed. Article VII discussing the powers of the directors of the Company is restated and modified, primarily to eliminate provisions now governed by statute and to otherwise eliminate reference to the identities of our initial directors and officers in 1933, something that is similarly no longer relevant or meaningful.

     We believe that these amendments will provide our Company with greater flexibility and ease of doing business.

     In the written consents of shareholders mentioned above, a majority of the shareholders also authorized us to change our name to reflect a name that conforms to the industry or business in which our business operations are conducted or to a name that will promote or conform to any principal product, technology or other asset of our Company. Such discretion will also save time, cost and expense, in the future, if the exercise of this discretion is warranted. For further information in regard to these amendments, reference is made to our 14C Information Statement on file on EDGAR.

     OUR 2003 STOCK OPTION/STOCK ISSUANCE PLAN. Subsequent to the Company's 2002 year-end, during February 2003 a total of 536,611 additional shares were issued to officers, directors, counsel, and a consultant for services rendered in 2003 in connection with the proposed Zer transaction. These shares were authorized to be issued under the 2003 Plan. It is also contemplated that 80,556 of these shares will be registered with the Commission on Form S-8. As stated elsewhere herein, such 80,556 shares are considered issued but not outstanding for the simple reason that we have not as yet filed an S-8 registration statement registering such shares. Accordingly, such shares are not physically issued and thus do not appear on our shareholders' list. This discussion is not to ignore that any board member, officer, employee or consultant who ultimately acquires shares under either Plan will be required to either register such shares or have an exemption from registration in the event that he or she seeks to offer, sell or otherwise dispose of them after receipt thereof. Reference is made to our previous Form 10-QSB for our first quarter of 2003, which discusses in further detail the circumstances surrounding the shares issued under our 2002 and 2003 Stock Option/Stock Issuance Plans.

     The stock issuances for services rendered in the 2002 and the first quarter of 2003 result in a total of 952,567 shares issued as of August 19, 2003. These issuances, coupled with prior holdings, result in management, counsel, and a certain consultant owning approximately 80% of our issued and outstanding shares.

     The 536,611 shares issued for services rendered during the first quarter of 2003 were issued at a value of $0.10 per share. These issuances will result in a charge to operations during 2003 of $53,661. Since there is little or no market for our stock, the valuations were determined by our Board to be the fair value of the stock issued.

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

                   PART II   OTHER INFORMATION

Item 5.  Other Information.

     Our proposed transaction with Zer was finally terminated during the second quarter and it does not appear to us that it can or ever will be resurrected. Zer was involved in a private placement of its own securities prior to consummating any proposed transaction with us and, to our best knowledge and understanding, Zer was unable to complete that transaction.

     During the quarter we held a shareholders' meeting by written consent of a majority and approved certain amendments to our then-existing Articles of Incorporation. Reference is made to the 14C Preliminary Information Statement and 14C Definitive Information Statement on file on EDGAR. All shareholders of record will also have been sent a copy of our 14C Information Statement twenty-one (21) days prior to such corporate action taking effect.

     During the quarter we also changed independent auditors.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

      31.1  302 Certification of George Christopulos

      31.2  302 Certification of Hugh Coltharp

      32    906 Certification

     (b)  Reports on Form 8-K

      On or about July 22, 2003, we filed a Form 8-K announcing a change of our auditors.

                              SIGNATURES

     In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, Tintic Gold Mining Company has duly caused this Quarterly Report on Form 10-QSB for our second quarter ended June 30, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TINTIC GOLD MINING COMPANY, Issuer



                                  /s/ George P. Christopulos
                                  ---------------------------------
                                  George P. Christopulos
                                  Chairman of the Board, President, CEO
                                  and Chief Financial Officer (CFO)
                                  Dated:  August 19, 2003



                                  /s/ Hugh N. Coltharp
                                  ---------------------------------
                                  Hugh N. Coltharp
                                  Secretary/Treasurer and director
                                  Dated:  August 19, 2003