Form 10QSB
period 2003-09-30
TINTIC GOLD MINING  CO
filed 2003-11-07
CIK 1159275

Quarterly filing September 2003.


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

     For the first quarter ended September 30, 2003
                                 ------------------

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

     Class                         Outstanding as of October 31, 2003
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

                      SEPTEMBER 30, 2003

                   TINTIC GOLD MINING COMPANY
                 (An Exploration Stage Company)


                             CONTENTS

                                                                 PAGE

        Unaudited Condensed Balance Sheets,
           September 30, 2003 and December 31, 2002                2

        Unaudited Condensed Statements of Operations,
           for the three and nine months ended September 30,
           2003 and 2002, and for the period from the
           re-entering of Exploration stage on December 31,
           1997 through September 30, 2003                         3

        Unaudited Condensed Statements of Cash Flows for
           the nine months ended September 30, 2003 and 2002, and
           for the period from the re-entering of Exploration
           stage on December 31, 1997 through September 30, 2003   4

        Notes to Unaudited Condensed Financial Statements     5 - 10

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
                UNAUDITED CONDENSED BALANCE SHEETS


                   ASSETS                          September 30,  December 31,
                                                        2003         2002
CURRENT ASSETS:
     Cash                                            $   2,921   $  19,555
                                                     ---------   ---------
          Total Current Assets                           2,921      19,555
                                                     ---------   ---------
                                                     $   2,921   $  19,555
                                                     =========   =========
      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Accounts payable                                $     989   $     400
                                                     ---------   ---------
          Total Current Liabilities                        989         400
LONG TERM DEBT                                           3,501           -
                                                     ---------   ---------
                                                         4,490         400
STOCKHOLDERS' EQUITY:
     Common Stock - 50,000,000 shares authorized,
      $.001 par value; 952,567 and 415,956 shares
      issued and outstanding                               953         416
     Capital in excess of par value                    131,160      78,036
     Deficit accumulated since date of quasi-
     reorganization on December 31, 1997              (133,682)    (59,297)
                                                    ----------   ---------
          Total Stockholders' Equity                    (1,569)     19,155
                                                    ----------   ---------
                                                    $    2,921   $  19,555
                                                    ==========   =========

Note: The Balance Sheet of December 31, 2002, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (A Exploration Stage Company)
            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                           Deficit accumulated
                                                             Since the date of
                                                            Re-entering of the
                              For the Three  For the Nine    Exploration Stage
                               Months Ended  Months Ended     on December 31,
                               September 30, September 30,      1997 through
                              2003     2002  2003    2002   September 30, 2003
REVENUE:                    $     -  $     -  $     -  $     -  $        -
                            -------  -------  -------  -------  ----------
  Total Revenue                   -        -        -        -           -
                            -------  -------  -------  -------  ----------

EXPENSES:
 General and
 Administrative               2,056    1,146   12,140    9,300      65,845
 Failed acquisition costs         -        -   62,281        -      85,758
                            -------  -------  -------  -------  ----------
     Total Expenses           2,056    1,146   74,421    9,300     151,603
                            -------  -------  -------  -------  ----------
LOSS FROM OPERATIONS         (2,056)  (1,146) (74,421)  (9,300)   (151,603)
                            -------  -------  -------  -------  ----------
OTHER INCOME:
 Interest Income                  3       81       36      276       8,629
 Gain on sale of securities       -        -        -        -       8,084
                            -------  -------  -------  -------  ----------
LOSS BEFORE INCOME TAXES     (2,053)  (1,065) (74,385)  (9,024)   (134,890)

CURRENT INCOME TAXES (BENEFIT)    -        -        -        -      (1,208)

DEFERRED INCOME TAXES             -        -        -        -           -
                            -------  -------  -------  -------  ----------
NET LOSS                    $(2,053) $(1,065)$(74,385) $(9,024) $ (133,682)
                            -------  -------  -------  -------  ----------
(LOSS) PER SHARE            $  (.00) $  (.00) $  (.09) $  (.03) $     (.41)
                            -------  -------  -------  -------  ----------

The accompanying notes are an integral part of these unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (A Exploration Stage Company)
          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                              Cumulative from
                                                            the Re-entering of
                                             For the Nine    Exploration Stage
                                             Months Ended     on December 31,
                                             September 30,      1997 through
                                           2003        2002 September 30, 2003
Cash Flows From Operating Activities
Net loss                                   $ (74,385)  $  (9,024) $(133,682)
Adjustments to reconcile net loss to net
cash used by operating activities:
     Non-cash stock used for services
     rendered                                 53,661           -     92,138
     (Loss) from sale of securities                -           -     (8,086)
Changes in assets and liabilities:
     Decrease in income tax receivable             -       3,876          -
     Increase (decrease) in accounts payable     589      (2,684)       889
     (Decrease) in Income taxes payable            -           -       (565)
                                           ---------   ---------   --------
          Net Cash (Used) by Operating
          Activities                         (20,135)     (7,832)   (49,306)
                                           ---------   ---------   --------
Cash Flows From Investing Activities
     Purchase of securities                        -           -     (7,609)
     Proceeds from sale of securities              -           -     23,962
                                           ---------   ---------   --------
          Net Cash (Used) by
          Investing Activities                     -           -     16,353
                                           ---------   ---------   --------
Cash Flows From Financing Activities
     Proceeds from note payable-related
     party                                     3,501           -      3,501
                                           ---------   ---------   --------
          Net Cash (Used) by Financing
          Activities                           3,501           -      3,501
                                           ---------   ---------   --------
Net Increase in Cash                         (16,634)     (7,832)   (29,452)

Cash at Beginning of Year                     19,555      29,860     32,373
                                           ---------   ---------   --------
Cash at End of Year                        $   2,921   $  22,028   $  2,921
                                           =========   =========   ========
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
      Interest                             $       -   $       -   $      -
      Income taxes                         $       -   $       -   $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
     For the nine months ended September 30, 2003:
      None
    For the nine months ended September 30, 2002:
      None

The accompanying notes are an integral part of these unaudited condensed financial statements.

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)
             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization   Tintic Gold Mining Company ("Parent") was incorporated on
September 14, 1933 under the laws of the State of Utah. The Company was incorporated for the purpose of mining, milling, ore reducing, and smelting.

Rescinded Acquisition   In an attempt to acquire Zer Communications, Ltd.
(Zer), the Company incurred legal, consulting and management costs related to the attempted acquisition. During the nine months ending September 30, 2003 the Company issued 536,611 shares of common stock valued at their fair value of $0.10 per share as established by the Board of Directors, or $53,661, for services related to the acquisition. As of September 30, 2003 the acquisition of Zer was terminated and all costs incurred were expensed as of September 30, 2003.

Condensed Financial Statements   The accompanying financial statements have
been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Exploration Stage   The Company is considered to be an Exploration Stage
Company according to the provisions of Industry Guide 7. The Company is currently unable to estimate the length of time necessary to initiate an exploration stage program and has no assurance that a commercially viable ore body exists in its properties until appropriate geological work and testing of the mineralized areas can support an economically feasible evaluation which the Company is unable to perform due to a lack of working capital.

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

Stock Based Compensation   The Company accounts for its stock based
compensation in accordance with Statement of Financial Accounting Standard
No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, and accordingly, the Company has elected to determine net income using previous accounting standards. Equity instruments issued to non-employees are valued based on the fair value of the services received or the fair value of the equity instruments given up which ever is more reliably measurable.

Income Taxes   The Company accounts for income taxes in accordance with
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes (See Note 7).

Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings (Loss) Per Share" [See Note 8].

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

NOTE 2   MINING CLAIMS

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

Because the Company has no foreseeable revenues and no recent revenues generated from the use of the mining claims, the Company is carrying the claims at $0 as of September 30, 2003.

NOTE 3   NOTE PAYABLE   RELATED PARTY

The Company issued a note payable to a group of shareholders for proceeds of $3,501. The note is callable on October 1, 2006 and accrues interest at a rate of five percent. The note does not require regular payments of principle or interest. The note may be paid at anytime without penalty.

NOTE 4   COMMON STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. At September 30, 2003, the Company had 952,567 shares issued and outstanding. In August 2003, the Company amended its articles of incorporation, including, increasing the authorized shares of common stock to 50,000,000.

Stock issuances   In February 2003, the Company issued 536,611 shares of
common stock to members of the board of directors, the Company's legal counsel and shareholders for services rendered valued at $53,661, or $.10 per share.

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

Stock Option Plans   In January 2002, the Company adopted a Stock Option Plan
(the "2002 Plan") with a maximum of 100,000 shares of common stock reserved under the plan. The 2002 Plan provides for both direct award and sale of shares and for the grant of options to purchase shares. The board of directors shall determine the exercise price per share of the options granted. The option terms shall not exceed ten years from the option grant date. As of September 30, 2003, no options are outstanding and 25,000 shares of common stock have been issued under this plan.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]
        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4   COMMON STOCK  (Continued)

During February 2003, the board of directors adopted the 2003 Stock Option/Stock Issuance Plan ("2003 Plan"). The 2003 plan provides for the issuance of a maximum of 645,764 shares of common stock. In February 2003, all 645,764 shares available under the plan were issued.

NOTE 5   COMMITMENTS AND CONTINGENCIES

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

NOTE 6   GOING CONCERN

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

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at September 30, 2003, unused operating loss carryforwards of approximately $150,000, which may be applied against future taxable income and which expire in various years through 2023. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $28,800) at September 30, 2003 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $18,800).

NOTE 8   EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended September 30, 2003 and 2002 and for the period from the date of quasi-reorganization on December 31, 1997 through September 30, 2003:

                                                             Cumulative from
                                                            the Re-entering of
                                 For the Three  For the Six  Exploration Stage
                                Months Ended    Months Ended  on December 31,
                                  June 30,      June 30,        1997 through
                             _______________________________       June 30,
                               2003      2002   2003    2002         2003
                             ________ ________ _______ ________  __________
     (Loss) from continuing
       operations available
       to common stockholders
       (numerator)           $ (2,053)$ (1,065)$(74,385)$(9,024) $ (133,682)
                             ________  _______ ________ _______  __________
     Weighted average number
       of common shares
       outstanding used in
       earnings per share
       during the period
       (denominator)          952,567  281,772  862,149 281,772     322,859
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

     During the next twelve to eighteen months, particularly in light of the fact that the proposed acquisition transaction with Zer Communications, Ltd. ("Zer") was terminated, we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. This includes but is not limited to doing what we believe is necessary to embark on an exploration program relative to our mining properties, an endeavor that would be expensive and which the Company cannot afford at this time. Because the Company lacks cash and other capital resources, it will be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business combination or consolidation can be made.

     During the quarter the Company had inquiries from, and meetings and discussions with, possible acquisition candidates but, as of the date of this report, none of such communications have resulted in any letter of intent or any definitive or substantive agreement of any kind.

     As a result of the failure of the Zer transaction earlier in the year, something which drained our cash resources, we can no longer satisfy our minimal cash requirements from current cash on hand to continue required business operations. These operations include costs and fees necessary to maintain our compliance and filing obligations with the Commission as a "reporting company." As a result, our officers and directors will need to advance the Company the necessary funds to fulfill and continue our reporting obligations.

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

     Should we be unable to raise a significant amount of additional working capital in the next twelve to eighteen months, we more than likely would not have sufficient funds, or access to sufficient funds, for exploration work.
As a result, our plan of operation depends largely on our ability to cultivate financial resources and business arrangements with investors and larger and better-capitalized mining or exploration companies.

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

     Because our current cash situation is minimal, management and a major stockholder, during the quarter, advanced the Company the funds necessary to maintain our reporting obligations for at least the next 6 months.

     We do not intend to use or hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities and financial capital during the next twelve to eighteen months.

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

     RECENT DEVELOPMENTS AND CURRENT STATE OF AFFAIRS. Tintic Gold is a mining exploration stage company. While it is an active Utah corporation in good standing with the State of Utah, the Company has not reached planned operations. During the previous quarter, we terminated our announced reorganization or acquisition transaction with an Israeli-based company called Zer Communications, Ltd. ("Zer"). In pursuit of this transaction, we effectuated a 10-for-1 reverse split of our shares on February 3, 2003. The "Zer" transaction had been "off and on" since May 2002, all as previously disclosed in our existing EDGAR filings. It was the negotiations and work focused on closing this transaction that generated the substantial services rendered by officers, directors, consultants and counsel during 2002 and the first quarter of 2003.

     During the first quarter of 2003, and as a result of our effort to pursue and close the Zer transaction, our officers, directors, consultants and counsel rendered additional substantial services to the Company beyond those rendered in 2002, thereby necessitating the issuance of a total 536,611 shares to such persons. Other than 55,556 shares issuable to a consultant, the remaining shares have been issued to counsel, officers and directors. For a breakdown of the number of shares each person received, reference is made to the certain Form 4's and a Form 3 filed on EDGAR by the Company's officers and directors and the Company's counsel. Once again, because these shares were earned during the first quarter of 2003, we have treated these additional 536,611 shares as issued as of March 31, 2003. Accordingly, we now have, and since our first quarter have had, a total of 952,567 shares issued and outstanding. Of this amount, however, a total of 80,556 shares have NOT been physically delivered but they are considered issued and outstanding. These 80,556 shares are designated to be physically issued at such time as we register the same with the Commission on Form S-8, something we have not as yet done. Reference is made to our previous report on Form 10-QSB for our first quarter ended March 31, 2003.

     Because the transaction with Zer has been officially terminated, we have abandoned our previously disclosed efforts to form a wholly owned subsidiary in Nevada also named "Tintic Gold Mining Company," convey our mining claims to it, and thereupon issue shares of the subsidiary to the Company in what would be considered a stock dividend and registered spin-off transaction. As a result, no such spin-off of any subsidiary's securities will occur and no shareholders will, at this time, receive any shares of any subsidiary in any spin-off transaction. In this regard, during the last quarter, we filed an Amended Form 10b-17 with the National Association of Securities Dealers, Inc. (NASD) disclosing our abandonment of the proposed stock dividend/spin-off. At such time as we enter into a similar transaction such as the proposed Zer transaction, if we ever do, we will reconsider the pursuit of a stock dividend/registered spin-off transaction. That is to say, without a merger, reorganization or other significant acquisition transaction involving the Company, no legitimate business or other purpose would be served, in our view, in implementing or carrying out a spin-off transaction.

     RECENT SHAREHOLDERS' MEETING BY WRITTEN CONSENT RESULTING IN CERTAIN AMENDMENTS TO OUR ARTICLES OF INCORPORATION. On or about July 23, 2003, our three board members and two shareholders signed written shareholder consent by which they cast their shares in favor of a Board resolution to approve certain amendments to our Articles of Incorporation. Such shares so cast constitute approximately 72% of our issued shares. These amendments and the reasons therefor are more particularly described in our 14C Information Statement on file on EDGAR, a document which has also been mailed out to all shareholders of record on or about August 25, 2003. Instead of reiterating the text of our amendments and the reasons therefore, reference is made to our 14C Definitive Information Statement on file on EDGAR which includes a copy of our now-effective Second Restated and Amended Articles of Incorporation. The most significant of our amendments was the increase our capitalization from 10 million shares to 50 million shares. These amendments were adopted by a majority of our shareholders because of our belief that they would provide our Company with greater flexibility and ease of operation.

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

     OUR 2003 STOCK OPTION/STOCK ISSUANCE PLAN. Subsequent to the Company's 2002 year-end, during February 2003 a total of 536,611 additional shares were issued to officers, directors, counsel, and a consultant for services rendered in 2003 in connection with the proposed Zer transaction. These shares were authorized to be issued under the 2003 Plan. It is also contemplated that 80,556 of these shares will be registered with the Commission on Form S-8. As stated elsewhere herein, such 80,556 shares have not been physically delivered but they are considered issued and outstanding. This is because we have not as yet filed an S-8 registration statement registering such shares. Accordingly, such shares do not, at this time, appear on our shareholders' list. This discussion is not to ignore that any board member, officer, employee or consultant who ultimately acquires shares under either Plan will be required to either register such shares or have an exemption from registration in the event that he or she seeks to offer, sell or otherwise dispose of them after receipt thereof. Reference is made to our previous Form 10-QSB for our first quarter of 2003, which discusses in further detail the circumstances surrounding the shares issued under our 2002 and 2003 Stock Option/Stock Issuance Plans.

     The stock issuances for services rendered in the 2002 and the first quarter of 2003 result in a total of 952,567 shares issued as of the date of this Report. These issuances, coupled with prior holdings, result in management, counsel, and a certain consultant owning approximately 80% of our issued and outstanding shares.

     The 536,611 shares issued for services rendered during the first quarter of 2003 were issued at a value of $0.10 per share. These issuances have resulted in a charge to operations during 2003 of $53,661. Since there is little or no market for our stock, the valuations were determined by our Board to be the fair value of the stock issued.

Item 3.  Controls and Procedures.

     The Company maintains controls and procedures designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Management has done an evaluation as of September 30, 2003, the Company's chief executive officer and the principal financial officer (or persons performing similar functions) concluded that the Company's disclosure controls and procedures were adequate. As a result of its evaluation, the Company has made no significant changes in its internal controls or other factors that could significantly affect the controls and other procedures already in place.

                   PART II   OTHER INFORMATION

Item 5.  Other Information.

     As stated above, our proposed transaction with Zer was terminated, once and for all, during the second quarter.

     During the quarter we held a shareholders' meeting by written consent of a majority and approved certain amendments to our then-existing Articles of Incorporation. Reference is made to the 14C Definitive Information Statement on file on EDGAR. All shareholders of record were sent a copy of our 14C Information Statement twenty-one (21) days prior to such corporate action taking effect.

     During the previous quarter we also changed independent auditors, reporting the same on a Form 8-K.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

      31.1  302 Certification of George Christopulos

      31.2  302 Certification of Hugh Coltharp

      32    906 Certification

     (b)  Reports on Form 8-K

      On or about July 22, 2003, we filed a Form 8-K announcing a change of our auditors.

                              SIGNATURES

     In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, Tintic Gold Mining Company has duly caused this Quarterly Report on Form 10-QSB for our third quarter ended September 30, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TINTIC GOLD MINING COMPANY, Issuer



                                  /s/ George P. Christopulos
                                  ---------------------------------
                                  George P. Christopulos
                                  Chairman of the Board, President, CEO
                                  and Chief Financial Officer (CFO)
                                  Dated:  November 6, 2003



                                  /s/ Hugh N. Coltharp
                                  ---------------------------------
                                  Hugh N. Coltharp
                                  Secretary/Treasurer and director
                                  Dated:  November 6, 2003