Form 10KSB
period 2003-12-30
TINTIC GOLD MINING  CO
filed 2004-03-10
CIK 1159275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-KSB


     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2003

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

On January 31, 2002, the Registrant's common stock became eligible for trading on the OTC Bulletin Board. During the 2003 year, there was no "established trading market" for our securities. As of the close of business on December 31, 2003, the Registrant's fiscal year-end, the aggregate market value of the 243,375 shares of common voting stock held by non-affiliates was approximately $24,337.50, based upon a $0.10 per share valuation of the Registrant's securities by the Board of Directors. On the date of this Annual Report, the aggregate market value of the same 243,375 shares of common voting stock held by non-affiliates remained valued by the Board of Directors at approximately $0.10 per share.

Effective February 3, 2003, the Board of Directors of the Registrant voted to reverse split the Registrant's outstanding common stock on a basis of one for
10. This resulted in a total of 952,567 shares issued and outstanding, a figure that includes 80,556 shares that are to be registered on an S-8 registration statement. Such 80,556 shares have been shown on the Registrant's reports as issued and outstanding for some time, even though the appropriate registration statement necessary to physically issue these shares to their owners has not been filed. This total figure of 952,567 shares takes into account rounding up of fractional shares to the nearest whole share and the effect of the exercise of certain options granted to members of management pursuant to the Registrant's 2003 Stock Option/Stock Issuance Plan that were exercised effective February 3, 2003. All computations herein take into account the February 3, 2003 reverse split.

Effective December 31, 2003, the Board of Directors authorized the issuance of an additional of 57,076 shares to the Registrant's chairman of the board and chief executive officer and its legal counsel for services rendered during the latter half of 2003. These shares shall be issued as "restricted securities." This results in a total of 1,009,643 common capital shares issued and outstanding as of December 31, 2003.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable.

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the last practicable date:

February 6, 2004: 1,009,643 shares.

Transitional Small Business Disclosure Format: Yes [  ]; No [X ].

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

We need additional capital and during the fiscal year, we had no revenues. As of the date of this Annual Report, our officers and directors and an affiliated person have advanced us nearly $5,000 in cash in order to pay legal, accounting and Edgarizing costs and fees. These and other non-arms length transactions with related parties may occur in the future that may involve conflicts of interest. Furthermore, it should be carefully noted that Tintic Gold does NOT anticipate paying any dividends on its common stock.

In brief, our securities involve a high degree of risk. The reader is cautioned, therefore, to carefully read this Annual Report for our fiscal year ended December 31, 2003 in its entirety and to seriously consider all of the factors and financial data that are herein disclosed. In addition, an investor or potential investor is encouraged to review the various risk factors disclosed in our Form 10-SB and 10-SB/A registration statements. The following constitutes an effort to itemize significant risk factors involving us and our business:

1. RELATIVELY RECENT STATUS AS A NON-REPORTING, NON-TRADED PUBLIC COMPANY. Between the 1960's and January 2002, no trading market existed for Tintic Gold's common stock, other than for brief periods in the "pink sheets." As a result, the public is not familiar with us, our mining properties or business plan. Tintic Gold obligated itself as a fully reporting company with its submission of a Form 10SB/12G on September 19, 2001, Commission File Number:
000-33167; CIK No. 0001159275. An amendment to this Form 10-SB was filed on November 16, 2001. This Form 10-SB registration statement became effective on November 19, 2001. On January 31, 2002, the Registrant's common stock became eligible for trading on the OTC Bulletin Board.

The uncertainty that our mining exploration business will be successful or that a trading market for our securities will develop must be considered in light of the potential difficulties, complications, problems, expenses and/or delays frequently encountered in connection with any new business, not to mention a mining exploration business, a business involving a great deal of expense and regulation on the part of both state and federal government.
These same factors may be compounded by even greater risks, particularly those characteristic of a speculative industry like mining exploration, and may be adversely affected by the competition in the industry, not to mention the strict regulatory environment in which Tintic Gold operates and will operate.

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

There can be no assurance that a determination of economic feasibility will apply over time because such a determination would be based partly on assumptions and factors that are subject to fluctuation and uncertainty, such as, for example, metals prices, production costs, and the actual quantity and grade of ore discovered on and within our mining properties.

3. LACK OF SUFFICIENT CAPITAL TO CONTINUE INDEFINITELY AS A REPORTING COMPANY. Tintic Gold's management has reactivated the Company and has voluntarily registered its common stock with the Commission to give its current shareholders liquidity and to otherwise make Tintic Gold more attractive to potential investors, including venture capitalists. Management also believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional and more comprehensive information concerning us. In addition, management believes that "reporting" status might also make us more attractive to an operating business opportunity as a potential business combination candidate.

The cost of becoming a reporting company has been fairly substantial and the cost of continuing to file all necessary reports with the Commission and obtain the necessary accountings will continue to drain what capital reserves we might have. As of December 31, 2003, the Issuer had limited cash on hand and based on management's willingness to advance the funds necessary to maintain the Company's reporting obligations, management believes that the Company will be able to maintain its reporting obligation for at least the next 18 months.

We can provide no assurance that we will obtain future capital, or if so, that the amount raised or obtained will be sufficient to continue to establish us as a going concern.

4. ACCUMULATED NET LOSS; NOMINAL WORKING CAPITAL. Tintic Gold has NOT commenced significant business operations. We remain in the exploration stage, but have not yet engaged in any exploration activities on our properties. Accumulated deficits and the potential for future deficits in working capital are losses that are expected to continue into the foreseeable future because our operations are subject to numerous risks and uncertainties associated with a mining exploration company, which has not yet reached planned operations.

5. LACK OF REVENUE. Tintic Gold needs additional capital because currently, it has no revenues and no sources of income. What revenues it has had were from interest income on cash balances in its money market account, cash balances that were expended in the beginning of the fiscal year pursuing the failed Zer Communications transaction discussed elsewhere herein and in previous EDGAR filings. Substantial expenditures are required to explore for ore reserves through drilling and to determine metallurgical processes to extract the mineralization from any ore, once discovered. Tintic Gold has not reached any of these stages.

We lack any flow of revenue. Currently, Tintic Gold does NOT have royalty interests in any mining production or properties. There is no assurance that we will obtain any such royalty interests, or that if so, we will receive any royalty payments, or that we will otherwise receive adequate funding to be able to finance our desired exploration activities.

While Tintic Gold intends to seek revenue sources on an on-going basis, there can be no assurance that such sources can be found, or that if available, that the terms of such financing will be commercially acceptable. This lack of consistent revenue detrimentally affects our plans and progress simply because we need additional capital to fund any exploration operations and to acquire additional mineral properties, if otherwise warranted or possible.

6. REGULATORY AND ENVIRONMENTAL CONCERNS. Environmental and other government regulations at the federal, state and local level pertaining to the Company's business and properties may include: (a) surface impact; (b) water acquisition; (c) site access; (d) reclamation; (e) wildlife preservation; (f) licenses and permits; and (g) maintaining the environment. See Item 2 of this
Part I below titled "Description of Properties" which discusses risk factors relative to the ownership and exploration of our properties.

7. RETENTION AND ATTRACTION OF KEY PERSONNEL. In addition to funding, Tintic Gold's success will depend, in large part, on our ability to retain and attract highly qualified personnel, and to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that, if need be, we will be successful in retaining or attracting highly qualified individuals in key management positions.

8. RELIANCE UPON DIRECTORS AND OFFICERS. At present, Tintic Gold is wholly dependent upon the personal efforts and abilities of its officers and directors, persons who exercise control over our day-to-day affairs. There can be no assurance that we will succeed in its various plans and endeavors, nor that our proposed operations will eventually prove to be profitable.

9. INDEMNIFICATION OF OFFICERS AND DIRECTORS. Tintic Gold's Articles of Incorporation and Bylaws authorize us to indemnify any director, officer, agent and/or employee against certain liabilities. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. Indemnifying and/or insuring officers and directors from the increasing liabilities and risks to which such individuals are exposed as a result of their corporate acts and omissions could result in substantial expenditures by an issuer, while preventing or barring any recovery from such individuals for the possible losses incurred by the Issuer as a result of their actions. At the same time, the Commission, including state regulatory authorities, take the position that indemnification against securities violations is against public policy as expressed in the 1933 Act, as amended, and, therefore, any such indemnification is unenforceable with respect to any claim, issue, question, or matter of liability touched upon by anything within the purview of the federal securities laws and regulations. We have no plans or other ability at this time to obtain any officer or director (D&O) liability insurance. See heading in Item 9 of Part III below titled "Director and Officer Liability Limitation."

10. NO DIVIDENDS. Holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for that purpose. To date, Tintic Gold has NOT paid any cash dividends. The Board does NOT intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. Even if the Board desired to declare any dividends, our ability to do so would very likely be restricted because we are seeking, or will be seeking, outside financing and financing covenants tend to prohibit such declarations.

11. PREEMPTIVE RIGHTS, CUMULATIVE VOTING AND CONTROL. In accordance with our Second Restated and Amended Articles of Incorporation that we filed with the Utah Division of Corporations on August 25, 2003, and also, under the laws of Utah, there are no preemptive rights in connection with Tintic Gold's common stock. There can be no assurance that Tintic Gold shareholders might not be further diluted in their percentage ownership of our common stock in the event that additional shares are issued in the future. Moreover, cumulative voting in electing directors is NOT provided for. Accordingly, the holder(s) of a majority of our outstanding shares, present in person or by proxy, will be able to elect all of our Directors. See "Description of Securities" heading at the end of Item 1, Part I below.

12. MARKET FOR COMMON STOCK. On January 30, 2002, we became eligible for listing on the OTC Bulletin Board ("OTCBB") administered by the National Association of Securities Dealers, Inc. ("NASD"). The present trading symbol assigned to its common capital stock is "TTGM.OB." Since that date, and during fiscal 2002, a limited or sporadic and low volume trading market has existed for our common capital stock. However, this did not occur during 2003 during which no trades occurred in our stock. Because the market price for shares of our common stock was volatile and otherwise traded, during 2002, at a large spread between the bid and asked prices, we anticipate that this may possibly occur in the future. To the knowledge of management, the last trade in our stock occurred in early December 2002 and it involved 200 shares at what now, after the Feb. 3, 2003, reverse split, amounts to $4.00 per share. No other trades have occurred at $4.00 per share and no trades have occurred since December 2002. Management is therefore not presently aware of what the current market is for our stock, if anything.

Stock markets generally experience extreme price and volume fluctuations that can, and do, greatly affect the stock trading of "small capital" companies such as Tintic Gold. These fluctuations often are unrelated to the operating performance of the company itself. Further, factors such as changes in economic and political conditions may adversely affect the market price of our common stock. Reference is made to Part II, Item 1 of Issuer's Form 10-SB registration statement, pp. 30-31 thereof, titled "Market Price of and Dividends on Registrant's Common Equity and Other Shareholder Matters."

13. RISKS OF PENNY STOCKS. Our common stock is considered to be a "penny stock" because it meets one or more of the definitions in Commission Rules 15g-2 through 15g-6, Rules made effective on July 15, 1992. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis. See paragraph 14 immediately below.

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

15. PUBLIC, NON-AFFILIATE SHAREHOLDERS WILL SUFFER THE GREATEST LOSSES IF THE COMPANY IS UNSUCCESSFUL. If our future exploratory plans end up being successful, present shareholders who are not affiliates of us would realize benefits from Tintic Gold's growth. However, if our future prospective operations are unsuccessful, persons who purchase our securities in the market or by means of a subsequent public or private offering likely will sustain a severe or principal loss of their investment.

16. POTENTIAL FUTURE STOCK ISSUANCES; DILUTION. It is not now known, nor might it ever be known, what other stock issuances we might find advisable or otherwise be required to undertake in the future, issuances that would substantially dilute existing shareholders. See headings titled "Business of Issuer and Risks Associated Therewith," "Sources of Business Opportunities and Risks Associated Therewith," "Evaluation and Risks Associated Therewith," and "Form of Potential Acquisition, Merger or Reorganization and Risks Associated Therewith," all on pp. 10-13 of Part I, Item I of the Company's Form 10-SB registration statement titled "Description of Business"; see also Part I, Item 2 of our Form 10-SB titled "Management's Discussion and Analysis or Plan of Operation," pp. 16-22 thereof, the contents of which are incorporated herein by reference.

The potential impact or significance of any future stock issuance of "restricted" shares is as follows: under Rule 144 a person (or persons whose shares are aggregated) who has satisfied a one (1) year holding period, may sell within any three month period, an amount of shares which does not exceed the greater of one percent (1%) of the then outstanding shares of common stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of the Issuer and who have beneficially owned the shares for a minimum period of two (2) years. Hence, the possible sale of the restricted shares issued and outstanding may, in the future, dilute the percentage of free-trading shares held by a shareholder or subsequent purchaser of our securities in the market, and may have a depressive effect on the price of an issuer's securities. Further, such sales, if substantial, might also adversely affect an issuer's ability to raise additional equity capital in the future.

In addition to the foregoing, a secondary public offering and consequent public issuance of additional securities as a result thereof, would also have a dilutive effect on the holdings of existing shareholders and would otherwise, more than likely, have a depressive effect on the market price of an issuer's common stock. At this time, we have NO plans to engage in any public offering of our securities.

17. COMPETITIVE CONDITIONS IN THE INDUSTRY. Mining exploration companies compete to obtain favorable mining properties and to evaluate exploration prospects. Tintic Gold faces competition from certain other similarly situated junior mining companies in connection with the acquisition of properties capable of exploration. This includes numerous other mining companies either operating or who own properties within the Tintic Mining District of Juab County, Utah.

At the same time, however, we are unable to ascertain the exact number of competitor mining exploration companies, or whether or when any such competitors' competitive positions could improve. Thus, Tintic Gold may be unable to acquire or develop attractive mining properties or investors on terms acceptable to management. Accordingly, there can be no assurance that such competition, although customary in the mining industry, will not result in delays, increased costs, or other types of adverse consequences affecting Tintic Gold. See heading titled "Competition" in Part I, Item 1 of the Company's 10-SB registration statement titled "Description of Business," pp. 9-10 thereof.

18. MANAGEMENT'S RELATIVE LACK OF EXPERIENCE IN AND/OR WITH MINING. No one currently serving as an officer or director of us is or has ever been employed with a mining company; furthermore, none has ever been employed in or with the mining industry in general. Also, no director or officer has an education or college or university degree in mining or geology or a field related directly to mining. Such persons therefore lack relative experience in or with mining, including the mining of precious metals. See Item 9 of Part III below titled "Directors, Executive Officers, etc."

                            PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                     Business Development.

BACKGROUND. TINTIC GOLD MINING COMPANY (the "Issuer" or "Company" or "Tintic Gold"), incorporated on June 14, 1933, is a U.S. mineral resource and exploration company chartered, since its inception, as a Utah corporation. We are classified under Industry Guide No. 7 as an exploration stage company. Since we reorganized ourselves in 2001, we have not yet commenced or engaged in any mining exploration activities and due to lack of funding, have not yet reached or achieved planned operations.

Tintic Gold's patented mining claims are located within the historic Tintic Mining District (organized on December 13, 1869) in Juab County, Utah. These properties were part of a once-thriving mining district with worldwide acclaim. In 1979, the Tintic Mining District was listed in the National Register of Historic Places.

Tintic Gold is authorized to conduct business in Utah and has conducted business in Utah since 1933. We have also owned our existing patented mining claims since 1933, properties that we acquired from the Emerald Mining Company. These properties are owned free and clear of any lien or encumbrance other than the fact that a prior director from over 20 years ago, Mr. C. Chase Hoffman, owns the surface rights and otherwise retains a 3% net smelter return interest on any mineral production, if any ever occurs. For more information regarding our history, reference is made to its Form 10-SB filed on EDGAR on September 19, 2001, a document detailing our history and which further attaches two geological reports relative to our patented mining claims.

Tintic Gold has not been involved in any bankruptcy, receivership or similar proceeding; and, other than in the ordinary course of business, there has been no material reclassification, consolidation, merger, or purchase or sale of any significant amount of assets. None of our officers and directors or majority shareholders has been involved, directly or indirectly, in any bankruptcy or insolvency proceeding and none is involved in any litigation that would have any direct or indirect impact or bearing on us or our business.

EXECUTIVE OFFICES. Our executive or principal offices are located at 3131 Teton Drive, Salt Lake City, Utah.

SUBSIDIARIES AND RELATED COMPANIES. As of December 31, 2003, Tintic Gold did NOT have any subsidiaries or related companies or entities. None of its officers or directors currently serve on the board or otherwise act as officers of any other company, partnership or limited liability company engaged in mining or involved in the mining business.

TRADING AND REPORTING HISTORY. Tintic Gold's common stock may have been, at one time, listed on the Intermountain Stock Exchange but, if so, management believes that would have been prior to 1955. During the 1960's and early 1980's it was listed for trading in the so-called "pink sheets." Between the early to mid-1980's and January 29, 2002, the Company was not listed in the "pink sheets" nor was it listed on any exchange or any electronic inter-dealer quotation medium or system of any kind. On January 30, 2002, after having filed a Form 10-SB registration statement with the Commission on September 19, 2001, and a Form 10-SB/A on November 16, 2001, the Company received notice from the National Association of Securities Dealers, Inc. ("NASD"), that its submission, through a Salt Lake City-based securities broker-dealer, would be accepted and that it would be listed on the Over-the-Counter Bulletin Board (OTCBB). Accordingly, since January 30, 2002, we have been listed on the OTCBB and we trade under the symbol TTGM.OB. During the 2003 fiscal year there was no trading activity in our stock. In early to mid-2002, a few trades in our stock occurred at between $1.00 and $2.50. To the knowledge of management, an isolated trade occurred in our stock in early December 2002 and it involved 200 shares at four dollars ($4.00) per share. No other trades have occurred at $4.00 per share and no trades have occurred since.
Management is therefore not presently aware of what the current market is for our stock, if anything.

JOINT VENTURES. We have neither entered into, nor participate in, any joint venture arrangements nor do we have any plans to engage in any joint venture with any person or party.

RECENT CHANGES OR INCREASES IN OWNERSHIP. In consideration for services rendered to us during the 2003 fiscal year, our chairman of the board and chief executive officer and our corporate counsel have been authorized, as of December 31, 2003, to receive a total of 57,076 "restricted" shares of our stock. In addition, a total of 80,556 shares of stock that were to have been registered on Form S-8, have been deemed by our Board of Directors to be issued pursuant to our 2003 Stock Option/Stock Issuance Plan, a copy of which was attached to last year's Annual Report. While these shares showed as issued and outstanding on last year's Annual Report, they had not been physically issued because an S-8 registration statement had not been filed by us until recently. These latter 80,556 shares were issued to officers, directors, counsel, and a consultant for services rendered towards our effort, earlier in the year, to complete an acquisition transaction with Zer Communications, Ltd., a transaction that was terminated last April. See subsections below titled "CURRENT DEVELOPMENTS" and "ADOPTION OF 2002 and 2003 STOCK OPTION/STOCK ISSUANCE PLANS." See also Item 7 of Part II below, which include the Company's financial statements for the year ended December 31, 2003 and Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management."

PATENTS, TRADEMARKS, LICENSES, FRANCHISES. We do NOT own any patents, trademarks, licenses, franchises, or concessions, except for patented mining claims granted by the government to private landowners.

LONG-TERM GOAL AND OBJECTIVES. Tintic Gold's long-term business goal is focused on advancing the exploration of the mining properties it owns. Our intermediate objectives for funding and advancing this goal have been two-fold: First, we have sought to re-establish ourselves as an active business operation. Accomplishing this preliminary goal has in part been met in that we are now a fully "reporting company" and have obtained audited financial statements. To accomplish the second of these objectives, we have sought, and continue to seek, to obtain capital funds, preferably from equity investment sources, if possible, but also by participation in joint business arrangements.

We have been focused on accomplishing the first of these intermediate objectives. Having completed that objective, we are now better able to more specifically determine the necessary short-term plans and strategies best suited to accomplishing the second of our intermediate objectives. This will require raising money and obtaining strategic alliances or partnerships with others having greater capital resources. Reference is made to our Form 10-SB registration statement filed with the Commission on September 19, 2001, a document that further explains our plans and objectives in greater detail.

BUSINESS PLAN. Management has continued to develop its business plan, and if justified, to resume mineral exploration and promotion of our mineral properties. To finance these activities, we may seek to receive funding through a joint venture of some kind or some other form of business arrangement with a larger and better-capitalized mining company.

We have the power and authority to entertain and negotiate with potential merger candidates who are NOT engaged in the business of mineral exploration and/or mining. Management believes that the Company has the flexibility to negotiate a merger or acquisition transaction with any type of business or entity, provided that consummation of a transaction is ultimately in the best interests of the Company and its stockholders.

In the event that we do successfully acquire or merge with an operating business opportunity, it is likely that our present shareholders will experience substantial dilution and there is the further possibility of a change in control of the Company.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as we have upon consummation of any such business combination. Thus, in the event that we successfully complete an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate. This type of information might not be readily available to some types of business ventures, or otherwise too expensive and time consuming, thereby rendering the possibility of a merger or other acquisition transaction with such an entity unlikely.

Depending upon future events and our ability to attract exploration capital or funding, we will not be able to explore our properties on our own. At the same time, however, we do NOT, in any event, foresee or otherwise contemplate expanding our mining exploration plans or activities outside the State of Utah, let alone the United States of America.

CURRENT DEVELOPMENTS. Tintic Gold is a mining exploration stage company. While it is an active Utah corporation in good standing with the State of Utah, the Company has not reached planned operations. During April 2003, the Company terminated a potential reorganization or acquisition transaction with an Israeli-based company called Zer Communications, Ltd. ("Zer"), a company engaged in the voice mail technology business. It was the negotiations and work focused on closing this transaction, a transaction that failed, that generated the substantial services rendered by officers, directors, consultants and counsel during both 2002 and 2003.

SEASONABILITY. Tintic Gold's business is not seasonal in nature except to the extent that weather conditions at certain times of the year may affect access to its property.

NUMBER OF EMPLOYEES. At present, Tintic Gold does NOT have any employees. Should it succeed in obtaining sufficient working capital, we may contract for the services of 1 or 2 part-time employees, and we may also enter into contractual arrangements with 1 or more consultants. Tintic Gold may or may not contract with additional employees or consultants from time to time, depending upon the circumstances of its operations and whether such a course of conduct is warranted. Any consultants retained by us shall be considered independent contractors who it is not anticipated will be able to bind the Company in any way as an agent of the Company.

2003 STOCK OPTION/STOCK ISSUANCE PLAN. During the first part of 2003, by unanimous written consent of the directors, we adopted a Stock Option/Stock Issuance Plan for 2003 that was virtually identical in its terms to the 2002 Plan ("2003 Plan"). A copy of this 2003 Plan was attached to last year's Annual Report on Form 10-KSB. See also Item 10 in Part III below titled "Executive Compensation." This Plan, like the Plan before it, allows for the issuance of stock for compensation and incentive purposes to officers, directors, employees and consultants under both qualified and non-qualified plans or programs.

We have authorized the issuance of a total of 80,556 shares to be issued to three officers and directors, corporate counsel and a consultant. 25,000 of these shares were issued to the officers, directors and counsel for services rendered by them in 2002. These shares were issued under our 2002 Plan. Reference is made to our 2002 Plan, a copy of which is attached to our Annual Report for the year ended December 31, 2001 as Exhibit 10. The remaining 55,556 of these 80,556 shares were issued solely to the consultant for services rendered by him in 2003. These shares were issued under our 2003 Plan. While the total number of 80,556 shares show as issued and outstanding on our financial statements, they have not yet been physically issued to their recipients because we had not filed an S-8 registration statement. Reference is made to our 2003 Plan, a copy of which was attached to our last Annual Report as Exhibit 10. Both our 2002 and 2003 Plans were adopted with a view to eventually filing S-8 registration statements with the Commission pursuant to which certain shares authorized to be issued under either or both Plans could be registered under such form, an event which would not only dilute existing shareholders but which might also have a depressive effect on the market price of the Company's stock. This is because stock registered pursuant to S-8 is or can be "free-trading" depending upon whether it is issued to affiliates of the Company or not. This said, the additional 57,076 shares issued as of December 31, 2003 for services rendered by an officer and director and counsel will NOT be issued under our 2003 Plan nor will such shares be registered on
Form S-8.   Instead, these shares will be issued as "restricted securities"
pursuant to the Section 4(2) exemption.

In addition to the foregoing, subsequent to last year's year-end and during February 2003, a total of 536,611 additional shares were issued to officers, directors, counsel, and a consultant for services rendered in 2003 in connection with the failed Zer transaction. This figure of 536,611 includes the 55,556 S-8 shares referenced in the preceding paragraph and which were issued to a consultant.

The above issuances under the 2003 Plan bring our total number of issued and outstanding shares to 1,009,643 as of December 31, 2003. The latter and most recent issuance of 57,076 "restricted" shares also gives management, counsel, and certain consultants ownership of as much as 80% of our issued and outstanding shares. See Item 7 of Part II below; see also Item 11 of Part III below titled "Security Ownership of Certain Beneficial Owners and Management."

During the year and for the year ended December 31, 2003, a total of 593,687 shares have been issued. This figure is arrived at by adding the 536,611 shares previously issued under our 2003 Plan (and as disclosed in our last Annual Report) and 57,076 "restricted" shares that were issued by year end for services rendered during the latter half of 2003 by two individuals involved with the Company. All of these shares have been issued at a value of $0.10 per share in consideration for services provided to us. As a result, the total stock issuance of 593,687 shares during the fiscal year, 536,611 of which were issued pursuant to our 2003 Plan, have resulted in a charge to operations of $59,368.70 for 2003. The valuations of $0.10 per share were determined by the Board to be the fair value of the stock issued at the times that the stock was earned. This discussion is not to ignore that any board member, officer, employee or consultant who ultimately acquires shares under either Plan will be required to either register such shares or have an exemption from registration in the event that he or she seeks to offer, sell or otherwise dispose of them after receipt thereof.

GOVERNMENT REGULATION OF ENVIRONMENTAL CONCERNS. In the event that Tintic Gold undertakes a mining exploration program, we must comply with various federal, state and local provisions that regulate the discharge of materials into the environment and which further govern the conduct of mining activities for the protection of the environment. To our knowledge, we were in full compliance with these environmental regulations during fiscal 2003 and we intend to continue to fully comply in fiscal 2004 and beyond.

To management's best knowledge, information and belief, Tintic Gold is neither listed on any known environmental cleanup roster, nor is Tintic Gold's property listed on or within any "Superfund" site. We are aware, through local newspaper articles, as we were last year, that the federal Environmental Protection Agency (EPA) has listed the Eureka, Utah, area (an area within the Tintic Mining District) as a Superfund site and that it is otherwise concerned about possible lead contamination of Eureka, Utah inhabitants. Nonetheless, our properties are located near another town, Mammoth, Utah. While the Company understands that a state agency has, within the last year or so, taken soil samples on or near the town of Mammoth, we have received no notice that the EPA or any corollary state agency intends to do any environmental clean-up or other work to or with any property located in or near the town of Mammoth, let alone our own properties. See Item 3 of Part 1 below titled "Legal Proceedings."

In the event that we undertake a mining exploration program on our properties and in order to fulfill environmental compliance obligations, we must be aware of and attend to the complex requirements of both state and federal laws encompassing matters affecting land, mineral rights and/or the surface under which mining exploration activities are proposed. Such compliance would likely materially affect our capital expenditures, earnings and competitive position in the following general areas:

1) surface impact, 2) water acquisition, 3) site access, 4) reclamation,
5) wildlife preservation, and 6) permit and license qualification. To date, compliance has not had a material financial effect or other impact on Tintic Gold because its activities have not had a material and significant impact on the environment.

In the event that we become active in exploring our properties, compliance with environmental regulations could substantially impact or drain whatever capital resources we would have. Such future compliance could include performing feasibility studies on the surface impact of our proposed operations; minimizing surface impact, water treatment and protection; reclamation activities including rehabilitation of various sites; and on-going efforts at alleviating the exploration impact on wildlife. Moreover, governmental agencies may require permits or bonds from year to year to ensure our compliance with applicable regulations.

During fiscal 2003, we did not engage in any activity that would have required, and no governmental agency required, it to obtain any permits or bonds, or otherwise cause us to expend any funds to comply with any material environmental regulation. Moreover, we do not anticipate that any reclamation bonding will be required during fiscal 2004, or in the reasonably foreseeable future.

Tintic Gold does NOT anticipate any material capital expenditures for environmental control facilities during fiscal 2004. The cost of future compliance affecting our mineral properties will depend upon the extent and type of exploration and testing that we decide to undertake or have the financing to undertake.

There can be no assurance, however, that we will be able to comply with all requirements imposed on any such future development, or that we will be able to economically operate or pursue exploration activities under future regulatory provisions.

DESCRIPTION OF SECURITIES; COMMON STOCK AND DIVIDENDS. The authorized capital stock of the Company consists of 50,000,000 shares of common stock, $0.001 par value, of which a total of 1,009,643 were issued and are outstanding as of our fiscal year-end, December 31, 2003. It should be noted that during the fiscal year, we conducted a shareholders' meeting by written consent by which a majority of our shareholders approved amending our Articles of Incorporation, primarily to increase our authorized number of shares to 50 million. In that same written consent of the shareholders, our Board of Directors was given broad authority to take action to change our name in the future without the necessity of conducting a formal shareholders' meeting. Reference is made to our 14C Information Statement materials filed on EDGAR in August 2003. The holders of our common stock are entitled to receive such lawful dividends as may be declared by the Board of Directors. As of this date, no such dividends have been declared nor does management believe it likely that dividends will be declared in the near or distant future. There are no redemption or sinking fund provisions applicable to any shares of common stock. All outstanding shares of common stock are fully paid and non-assessable.

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

PREEMPTIVE RIGHTS. Stockholders do NOT have a preemptive right, by statute or under our Second Restated and Amended Articles of Incorporation or Bylaws, to acquire our unissued shares of common stock. See Risk Factor No. 11 at the beginning of this document.

TRANSFER AGENT. Fidelity Stock Transfer Company is the transfer agent for our common stock. Its address is 1800 South West Temple Street, Suite 302, Salt Lake City, Utah 84115, and its telephone number is (801)484-7222.

ITEM 2. DESCRIPTION OF PROPERTY

Our mining property consists of three (3) patented mining claims located in the Tintic Mining District, Juab County, Utah, about a quarter or half a mile from the town of Mammoth, Utah, approximately 90 miles south of Salt Lake City.

FORM OF OWNERSHIP. Tintic Gold does not hold "unpatented" mining claims. (An unpatented mining claim is a parcel of property located on federal lands that the U.S. government continues to own, though it has granted the private party claimholder the right to explore and mine the claim.) Instead, we own patented mining claims. (A "patented" mining claim is land originally held as unpatented, to which the private-party claimholder has been conveyed fee simple title by the U.S. government, after meeting the federal patenting requirements.) The important distinction or difference in the type of mineral interest it represents is that the patent gives the claimholder full and complete ownership, outright, of the land on which the claim is located. In this case, however, the surface rights are owned by a former officer and director named C. Chase Hoffman. Such rights were conveyed to Mr. Hoffman in 1980 in consideration for money Mr. Hoffman had advanced the Company over the years. See the heading titled "Description of Property" comprising Item 3,
Part I, pp. 22-25 of our Form 10-SB filed on EDGAR on September 19, 2001. Mr. Hoffman also retains a 3% net smelter return royalty interest in the event of any mineral production on the property.

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

TYPE OF PROPERTY/MINING AND PRODUCTION HISTORY. Our three (3) patented mining claims are lode claims. (Such claims contain deposits of minerals, in this case, gold, silver, copper and lead, in solid rock. A placer claim, on the other hand, is a deposit of sand and gravel containing valuable minerals.)

Our mining claim property, which we have owned since 1933, lies within the Central portion of the Main Tintic Mining District, Juab County, Utah, approximately 90 miles south of Salt Lake City. The property is bounded on the north and east by the Centennial Eureka, Grand Central, and Mammoth mines, and on the south and west by the Empire Mines property. The property consists of three (3) patented lode mining claims known as the Emerald, Ruby and Diamond Lode Mining Claims. These claims embrace a portion of Sections 19 and 30, Township 10 South, Range 2 West and Sections 24 and 25, Township 10 South, Range 3 West, Salt Lake Base and Meridian, bearing Mineral Survey Number 188, and together designated as Lot No. 224, more particularly described in the patent recorded at Book 60, Page 406, of the records of Juab County, Utah. These properties comprise an area of approximately 44.43 acres. These claims cover an area 3,000 feet north-south and 550 to 900 feet east-west.

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

Because of general geological conditions, our property has three favorable prospects. One is in deeper development in the northern part of the property; two, in a mineralized vein near the main shaft on the 1,000 level; and three, above the 600 level on the southern end of the property.

From the standpoint of the vertical range of the ore deposits in adjoining mines, the same locations for possible development work are indicated. In the Centennial Eureka and Grand Central properties to the north, the ore bodies occurred several hundred feet lower than the 700 level of the Tintic Gold, while in the Mammoth Mine, to the east, an ore channel came to the surface.

There are several prominent fissures in our property. Fissures north of the shaft show calcite and oxidized iron. This suggests possibilities for improved mineralization at depth. Close to the shaft an east-west cross fissure reportedly carries substantial values in lead from the 200 to 1,000 levels in workings presently inaccessible. This fissure should be prospected for intersections and at greater depth. South of the shaft are two main north-south fissures. One known as the Diamond fissure shows jasperoid quartz.

A spur line of the Union Pacific Railroad with loading ramps lies less than two miles to the northeast.

The property has been explored by numerous shallow shafts, surface workings, and a one and one-half compartment shaft sunk one thousand feet deep, with levels driven at the 400, 500, 600, 700 and 1,000 foot levels. This shaft is known as the Emerald Mine or Shaft. At present, all of the existing underground workings are inaccessible. No ore minerals of commercial grade are believed to have been encountered in the old workings and no ores having significant value are believed to have been produced from the property directly. It is not anticipated that the opening up or rehabilitation of the old workings will be attempted at the present time or at any future time. Any exploration will be in the nature of surface assay sampling or testing and, if sufficient evidence is obtained, exploratory drilling may be considered. In such event, we will be subject to regulation by the Utah Division of Oil, Gas and Mining (DOGM). See "Government Regulation" section above. It should be again noted that the potential for pursuing an extensive permitting process in order to further drill the property is dependent on the price of gold and silver.

The mineralization of interest is believed to be of the siliceous copper-gold-silver category. However, the possibility of this property attaining the status of a gold or silver producer will depend upon the results of any future exploration testing and drilling program engaged in by us. At the present time, this property has no known ore reserves. Accordingly, we cannot be considered a "development mining company." The objective of the proposed geological mapping and other work would be to determine what exploration program, if any, to pursue.

It should be noted that although smelting facilities have historically been located within at least seventy (70) miles of the property, management believes that it would be premature and perhaps misleading to discuss milling and smelting contracts with ore purchasers inasmuch as we not only need to conduct exploratory work but no ore has been discovered and thus, no development plan or program exists. There is no assurance that ores, if they exist and if developed, could ever be sold, let alone sold for a profit.

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

As to the property's mining and production history, if any, the extent of exploration on our mining properties is not known. Management believes and is informed that no production ever occurred. This lack of knowledge makes sense in that precious metals were first discovered in the Tintic Mining District area in 1870, over 130 years ago. Nonetheless, the property does contain the Emerald Shaft or Mine which existing data and other information suggests is at least 1,000 feet deep. There are also other "prospecting pits" on the property.

EXPLORATION, DEVELOPMENT AND REHABILITATION WORK. There has been no exploration or other mining activity on Tintic Gold's properties since the 1930's and 1940's, except perhaps briefly before World War II. Only a limited amount of exploration or development work has been conducted on the Company's properties since World War II. ("Exploration" is the work involved in searching for ore. "Development" is the construction and other work necessary to be carried out for the purpose of extracting ore from the deposit or mine.) See the 1939 and 1975 Geology Reports attached, respectively, as Exs. 10(iii) and 10(iv) to our Form 10-SB filed with the Commission on September 19, 2001. In 1987, Centurion Mines Corporation ("Centurion"), later to be known and now known as Grand Central Mining Company, negotiated a five-year lease with us to explore and possibly develop its patented mining claims.

Centurion carried out limited mineral exploration work on the Tintic Gold properties, but terminated this lease in 1997. To the best knowledge, information and belief of current management, no ore production has come from the Company's properties. Prior to that time, Tintic Gold's properties were inactive from World War II until 1987, when Centurion carried out limited exploration consisting mainly of geologic mapping and sampling. Centurion also performed some maintenance and rehabilitation work on the Tintic Gold properties though it is not believed that Centurion did any maintenance or rehabilitation on the underground workings of the Emerald Mine. Centurion continued its activities until 1997. No additional work has been done on the properties since that time. Under the Company's lease agreement with Centurion, Centurion was obligated to do a certain amount of assessment work every five (5) years. This was done and we possess copies of the assessment work carried out by Centurion and its successor.

FUTURE PLANS FOR EXPLORATION AND DEVELOPMENT WORK. To date, management has NOT applied for exploration permits for work on any of its patented mining claims. However, during 2004 and into 2005, the Company may consider conducting geological mapping, geochemical sampling, and geophysical surveys, but only if sufficient funds are available for such purpose, and if all goes well and we have sufficient capital, to possibly file applications for permits that would permit exploratory sampling or drilling to be carried out. Tintic Gold's management has not yet determined whether we will actually carry out drilling exploratory operations. This will depend on sources of and the availability of funds, not to mention the prices of gold and silver. Accordingly, no assurance can be given that exploration will in fact be either undertaken or carried out.
          RISK FACTORS RELATED TO COMPANY'S PROPERTY

1. REALIZATION OF INVESTMENTS IN MINERAL PROPERTIES AND ADDITIONAL CAPITAL NEEDS. The ultimate realization of Tintic Gold's investment in mineral properties is dependent upon, among other factors, the existence of economically recoverable reserves, the ability of us to obtain financing or make other arrangements for exploration, and the profitability of prospective production, once such occurs, if this fact is ever established. There presently exists substantial uncertainty concerning these and other matters and no assurances can be made regarding our expectation of acquiring sufficient funds to finance any exploration operations throughout fiscal 2004, 2005 and beyond.

Tintic Gold does NOT have sufficient capital to implement a full-fledged business development plan or finance its intended operations, let alone to explore its mineral properties. There can be no assurance that we will ever be successful in obtaining the required funds to finance its long- term capital needs.

2. ABSENCE OF RECENT MINING ACTIVITY. There has been no significant mining activities on our properties recently, except for limited assessment and exploration work during the late 1980's and early to mid-1990's. After Centurion Mines Corporation and its successor, Grand Central Mining, no other mining company or entity has made any offer to purchase, lease, or engage in any other transaction, such as a joint venture, with respect to Tintic Gold's property. Although we incur only nominal expense to preserve our ownership and maintain our property, it presently receives no revenue or other income for that purpose.

3. UNCERTAINTY OF DEMAND FOR TINTIC-TYPE, OXIDIZED ORE. Due to the development of modern hydrometallurgical processes, the absence of suitable smelters, and the availability of more cost-effective techniques, it is uncertain what the future level of demand will be for the type of oxidized mineralization present in the vicinity of our properties. Also, the amount it could cost to reopen and finance an exploration operation is likely to be dependent upon several factors. These include: acceptable price levels of the relevant metals; milling and smelting availability; fluctuations in market demand over time; extent of competition with other companies; availability of acceptable construction costs; availability of acceptable labor costs; feasibility of obtaining economical housing facilities; manageable equipment costs; realistic capital costs; and the acceptability of other price and cost variables.

4. RELIANCE UPON ESTIMATES AND ASSUMPTIONS. Exploration stage mining companies use the evaluation work of professional geologists, geophysicists, and engineers to make estimates in determining whether to acquire an interest in property, or to commence exploration work. These estimates generally rely on scientific and economic assumptions, and in some instances may not be correct. The economic viability of a property cannot be determined until extensive exploration and development work has been conducted and a comprehensive feasibility study performed. This work could result in the expenditure of substantial amounts of money on a property before it even can be determined whether or not the property contains economically recoverable mineralization. No feasibility studies have been performed on Tintic Gold's properties because considerable exploration work remains to be done. Moreover, market prices of minerals produced are subject to fluctuation, which may adversely affect the economic viability of properties on which expenditures have been made. We are not able to presently determine whether or not, or the extent to which, such risks may adversely affect our strategy and business plan.

5. UNCERTAINTY OF TOPOGRAPHICAL EFFECT ON EXPLORATION. Our properties are located in mountainous terrain. Because the surface of the land has a topographic relief, any ruggedness in the overlying area could affect the location of drilling sites and shafts, as well as the construction of industrial facilities. It also could require that additional exploration or drilling on the property be accessed below ground. These outcomes are uncertain at present, and we cannot provide assurances that they will not have a materially adverse effect on the ability of us or a business partner to conduct mining activities.

6. UNCERTAIN CONDITION OF MINE WORKINGS. Other than the Emerald Shaft or Mine which contains an old headframe, there are no other surface mine shafts or usable headframes on our property. Moreover, the underground workings have been inactive for many years due to the absence of significant exploration activities on our properties since the 1930's. Considerable cost would be incurred to recondition shafts, drifts, tunnels, winces and other workings, to the extent they exist, as well as to re-equip hoisting bases and framework. It is uncertain whether and to what extent the workings themselves, as well as any rehabilitation of them, could expose us to significant environmental and safety concerns. If so, remediating these concerns could require expending an uncertain amount of funds to render the workings safe, acceptable, and environmentally sound. No assurance can be made that we will have sufficient capital to absorb these costs and expenses.

ITEM 3. LEGAL PROCEEDINGS.

Tintic Gold is not aware of any pending legal proceeding contemplated by a governmental authority concerning our business or properties. As of the date of this filing, Tintic Gold is NOT a party to any legal proceeding, either as plaintiff or defendant. Our financial statements, as set forth in Item 7 of
Part II below have therefore NOT been adjusted to reflect any material uncertainty regarding exposure to liability in legal proceedings.

To management's best knowledge, information and belief, our property is neither listed on any known environmental cleanup roster or otherwise listed on or within any designated "Superfund" site. We are aware, however, through local newspaper articles that the federal Environmental Protection Agency
(EPA) has declared the town of Eureka, Utah, as a Superfund site for lead contamination, an area several miles from the Company's properties, inasmuch as our properties are located near the town of Mammoth, Utah, not Eureka. We have received no actual or direct notice or knowledge of these events and management knows nothing further in this regard. See the subheading under Item 1 of Part I above titled "Government Regulation of Environmental Concerns." During 2002, the Utah Department of Air Quality undertook soil sampling in and around the town of Mammoth, Utah, an area near our properties. We are informed that some of these samples showed elevated levels of contaminants. However, we have received no notice that these findings have any impact or other bearing on our mining properties and management does NOT believe that our properties can, or will, be considered a source of any such alleged contamination.

MEASURES TAKEN BY US DURING THE LAST FISCAL YEAR TO INSULATE US AGAINST FUTURE LIABILITY. In the fall of 2001 and in an effort to insulate us from future liability, we hired an environmental engineer named Bruce Yeomans of B. Yeomans Consulting, Inc., who constructed a six foot high chain link fence, with four 30-foot runs, around the Emerald Shaft or Mine located on the property. The fence was also stranded with barbed wire along the upper edge. This was done to mark the Shaft and otherwise prevent intruders and trespassers from getting injured by possibly falling into the mine shaft, a shaft which existing data suggests is at least 1,000 feet deep. The shaft had been partially collapsed around the collar and campers appeared to have lit bonfires adjacent to the open shaft on the flat topped dump around it. After this fence was built, a "dangerous/no trespassing" sign was posted on it. In a further effort to insulate us from and against future liability, this work was also photographed. In addition, Mr. Yeomans further erected a 12 foot long, three stranded, 4 foot high barbed wire fence across the access road to the Emerald Shaft at the approximate eastern boundary of the property. This was to done to further discourage intruders and trespassers, the large majority of whom are hikers and campers in the summer and snow-mobilers in the winter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND REPORTS TO SHAREHOLDERS.

In early August 2003, we filed a 14C Information Statement on EDGAR and, after receiving no comments from the Commission and after filing our definitive information statement, we mailed the same to our security holders. Reference is thus made to our 14C Information Statement materials on file on EDGAR. In such Information Statement, we disclosed that, by written consent of a majority, we had voted on and approved certain amendments to our then-existing Articles of Incorporation, all of which were adopted by unanimous board resolution and by a majority of our stockholders, namely, each of our three board members and two additional stockholders. Such five persons together owned and held a total of 684,192 shares and all such persons cast their votes in favor of the proposed amendments. Because there were, at the time this corporate action by written consent occurred, a total of 952,567 shares issued and outstanding, the figure of 684,192 shares constituted approval by approximately 72% of our issued and outstanding securities. The corporate action was thus approved by a 72% majority of our shareholders.

     The principal effect or purpose of the corporate action by written consent was to amend our Articles to increase our authorized shares to 50 million common capital shares, to expand our corporate purposes beyond that of mining, and to implement other, more up-to-date housekeeping amendments with respect to our Articles.

     In addition to the foregoing corporate action approved by the written consent of a majority of our shareholders, the same majority of our shareholders also approved the following resolution which did NOT result in a specific amendment to our existing Articles of Incorporation:

     1. To authorize the Board of Directors to change the name of our Company to conform with the business or industry that the Board of Directors determines we engage in or which otherwise conforms with the name or names of any properties, ventures or businesses acquired by our Company.

                            Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board of the NASD under the symbol "TTGM.OB"; however, the market for shares of our common stock is extremely limited and did NOT trade during the 2003 calendar year. No assurance can be given that the present limited market for our common stock will continue or will be maintained, and the potential sale of our common stock pursuant to Rule 144 of the Commission by officers and directors may have a substantial adverse impact on any such public market. See Item 11 of this Annual Report.

Though there were no actual trades during the year to the knowledge of management, the high and low closing bid prices for our shares of common stock for each quarter within the 2003 fiscal year are as follows:

                                        Bid
Quarter ending:             High                Low
---------------             ----                ---

March 30, 2003               $0.90             $0.20

June 30, 2003                $0.50             $0.50

September 30, 2003           $0.50             $0.50

December 31, 2003            $0.50             $0.50

The foregoing bid prices, are as reported by the OTCBB, do not necessarily reflect actual transactions, retail markups, mark downs or commissions. These prices also take into account the 10-for-1 reverse split of our shares that occurred during the first quarter of 2003.

     The high and low closing bid prices for shares of common stock of the Company for each quarter within the 2002 fiscal year were as follows.

                                     Bid
Quarter ending:             High             Low
---------------             ----             ---

March 30, 2002               $1.00          $0.50

June 30, 2002                $1.00          $0.50

September 30, 2002           $1.00          $0.50

December 31, 2002            $1.00          $0.50


    The foregoing bid prices, as reported by the OTCBB, do not necessarily reflect actual transactions, retail markups, mark downs or commissions. While in early December 2002, 200 shares of our stock actually sold at $4.00 per share on a reverse-split basis or $.40 per share on a pre-split basis, this was NOT a bid price. Regardless of the price where an isolated trade may have occurred, to management's best knowledge, information and belief, our stock was never bid, during the 2002 year, above $1.00 per share on a post-split basis.

No assurance can be given that any "established public market" will develop in our common stock, regardless of whether we are successful in completing an acquisition, reorganization or merger deemed by management to be beneficial for the Company and our shareholders, or if any such market does develop, that it will continue or be sustained for any period of time.

As of December 31, 2003, there were three hundred fifty six (356) shareholders of record of Tintic Gold's common shares. We have not paid any dividends on our common shares since our inception and do not anticipate that dividends will be paid at any time in the immediate future.

SECURITIES ISSUANCES/RECENT SALES OF UNREGISTERED SECURITIES. See RISK FACTOR No. 16 above titled "Potential for Future Stock Issuances; Dilution." During all of 2003, we issued a total of 593,687 common capital shares for services rendered. The Board valued these shares at ten cents per share or $59,368.70. The issuances are reflected in Part III, Item 11 below titled "Security Ownership of Certain Beneficial Owners and Management." See also the subheading above titled RECENT CHANGES IN OWNERSHIP of Item 1, Part I of this document. All but 55,556 of these 593,687 shares have been issued as "restricted securities." The difference of 538,131 "restricted securities" were issued to officers, directors and counsel pursuant to the section 4(2) exemption from registration. All but 57,076 of these "restricted securities"were issued in early 2003 for services rendered in connection with the failed Zer transaction. The remaining 57,076 shares were issued to an officer and counsel for services rendered by them in the latter part of 2003. The 55,556 shares mentioned above which are not considered "restricted securities" were issued to a consultant for services rendered by him relative to the failed Zer transaction in early 2003. As mentioned in the subheading above titled RECENT CHANGES IN OWNERSHIP of Item 1, Part I of this document, these 55,556 shares issued to the consultant will be registered on Form S-8. The section 4(2) statutory provision under the Securities Act of 1933 provides an exemption from securities registration for shares issued in a private transaction and not involving a public offering. Such issuance is similarly exempt under a corollary provision of the Utah Uniform Securities Act. Shares issued for services that are not registered are typically issued pursuant to the Section 4(2) exemption and corollary state law provisions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Our discussion hereunder is based on certain reasonable expectations concerning mining exploration in general and, in particular, our ability or inability to obtain the type of financial capital or funding necessary to implement or engage in a mining exploration program of some kind on our properties located in the Tintic Mining District of Juab County, Utah. These expectations involve "forward-looking statements." We do not intend to forecast what may or may not occur in the future, nor can we predict that any particular event may or may not occur. Management emphasizes that it can neither control nor predict many of the risks and uncertainties applicable to, or involving, a mining exploration company that currently lacks investment capital and funding.

Plan of Operation

Our goal and ultimate objective is to generate recurring cash flow by establishing long-term business opportunities. The uncertainty of future events, however, presently limits our ability to provide any assurances regarding its ability to implement such a plan, raise financial resources, or undertake these or any other business activities.

During the next twelve to eighteen months, we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. This includes but is not limited to doing what we believes is necessary to further explore our mining properties, properties that we believe may be valuable. Because we lack substantial cash and other capital resources, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business combination or consolidation can be made. During 2003, officers, directors and a majority shareholder together advanced the Company $3,600 to pay accounting, Edgarizing, and other costs and fees. As of the date of this document, one officer and a major shareholder have advanced the Company an additional $1,000. Total advances, to date, by insiders total nearly $5,000.

Management no longer believes that we can satisfy our minimal cash requirements from current cash on hand to continue required business operations. These operations include costs and fees necessary to maintain our compliance and filing obligations with the Commission as a "reporting company." Since the Zer transaction failed and we spent much of our cash reserves pursuing that transaction, our officers and directors will need to advance the Company the necessary funds to fulfill and continue our reporting obligations. We do NOT have sufficient other funds of our own to finance any mining exploration operations, or to make any capital improvements to our properties.

If and when the funds are available for such purpose, management believes that further exploration on our patented mining claims may be warranted, even though they cover a relatively small number of acres for the following reasons: First, to the best knowledge of current management, the basic geology and other reports and information concerning the property show that the property has good potential for mining. Second, to the best knowledge of current management, there has been limited comprehensive exploration, to date, of the property's mineralization other than by means of what exploration has been done in the Emerald Mine. Third, worldwide and in the U.S., major ore bodies have been found on property encompassing fewer acres than that which Tintic Gold encompasses. Consider, for purposes of comparison only, the El Indio deposit in Peru and the Orphan Mine in Arizona, each of which is approximately 20 acres.

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

Management intends to hold expenses to a minimum and to obtain expert or other services on a contingency basis when possible. Our directors and officers hope to defer payment of any additional compensation or remuneration until such time as an acquisition or merger of some kind can be accomplished, if any. At present, no such additional compensation or remuneration is owed. During 2003, we engaged the services of a consultant who has already rendered substantial services to the Company during 2003 in connection with the failed Zer transaction. In this regard, such consultant received 55,556 shares under our 2003 Plan, shares that have not yet been physically issued but which will be physically issued at such time as we register the same on Form S-8.

As of December 31, 2003, we made no arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. As stated elsewhere herein, in the event we do need to raise capital, most likely the only method available to us would be the private sale of its securities. Because of our current nominal operations, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Once again, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

Because our current cash situation is low, management has expressed a willingness to advance us the funds necessary to maintain our reporting obligations for at least the next 18 months.

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

Our business plan is directed primarily toward seeking out business opportunities and also pursuing the eventual and possible exploration of its patented mining claims. The mineral interests and rights with respect to these claims are believed to represent durable value for exploration as Tintic Gold owns these patented mining claims in fee simple.

ITEM 7. FINANCIAL STATEMENTS.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]

                       FINANCIAL STATEMENTS

                        DECEMBER 31, 2003

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]


                             CONTENTS

                                                               PAGE

     -    Independent Auditors' Report                          F-1


     -    Balance Sheet, December 31, 2003                      F-2


     -    Statements of Operations, for the years
             ended December 31, 2003 and 2002
             and from inception on December 31, 1997
             through December 31, 2003                          F-3

     -    Statement of Stockholders' Equity (Deficit),
             from inception on December 31, 1997 through
               December 31, 2003                                F-4

     -    Statements of Cash Flows, for the years
             ended December 31, 2003 and 2002
             and from inception on December 31, 1997
             through December 31, 2003                          F-5

     -    Notes to Financial Statements                  F-6 - F-11

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
TINTIC GOLD MINING COMPANY
Salt Lake City, Utah

We have audited the accompanying balance sheet of Tintic Gold Mining Company [an exploration stage company] at December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2003 and for the period from inception on December 31, 1997 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tintic Gold Mining Company for the period from inception on December 31, 1997 through December 31, 2002 were audited by other auditors whose report included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The financial statements as of December 31, 2002 reflect an accumulated deficit of $59,297. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts for the period from inception on December 31, 1997 through December 31, 2002, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Tintic Gold Mining Company as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003 and for the period from inception on December 31, 1997 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and has no sources of revenue. Further, the Company has inadequate working capital to maintain or develop its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

February 25, 2004
Salt Lake City, Utah

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


                                  HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 20, 2003

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]

                          BALANCE SHEET


                              ASSETS


                                                          December 31,
                                                         2003
                                                          ___________
CURRENT ASSETS:
     Cash                                                 $     2,792
                                                          ___________
          Total Current Assets                                  2,792
                                                       ___________
                                                       $     2,792
                                                       ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
     Accounts payable                                 $      2,701
     Accrued interest payable                                   44
                                                       ___________
          Total Current Liabilities                          2,745
                                                       ___________

NOTE PAYABLE   Related Party                                 3,501
                                                       ___________

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value,
     50,000,000 shares authorized,
     1,009,643 shares issued
     and outstanding                                         1,010
     Capital in excess of par value                        136,811
     Deficit accumulated during the exploration stage     (141,275)
                                                       ___________
          Total Stockholders' Equity (Deficit)              (3,454)
                                                       ___________
                                                       $     2,792
                                                       ===========

The accompanying notes are an integral part of this financial statement.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]

                     STATEMENTS OF OPERATIONS

                                          For the              From Inception
                                         Year Ended            on December 31,
                                         December 31,          1997, Through
                                  ______________________        December 31,
                                      2003         2002             2003
                                  ______________________       _____________
REVENUE                          $           -  $      -       $           -
                                 _____________  ________       _____________
          Total Revenue                      -         -                   -
                                 _____________  ________       _____________

EXPENSES:
     General and administrative         20,250    35,114              73,954
     Failed acquisition costs           62,281         -              85,758
                                 _____________  ________       _____________
          Total Expenses                82,531    35,114             159,712
                                 _____________  ________       _____________
LOSS FROM OPERATIONS                   (82,531)  (35,114)           (159,712)
                                 _____________  ________       _____________
OTHER INCOME:
     Interest Income                        40       340               8,632
     Interest Expense                      (44)        -                 (44)
     Gain on sale of securities              -         -               8,084
                                 _____________  ________       _____________
          Total Other Income                (4)      340              16,672
                                 _____________  ________       _____________
LOSS BEFORE INCOME TAXES               (82,535)  (34,774)           (143,040)

CURRENT INCOME TAXES (BENEFIT)            (557)        -               1,765

DEFERRED INCOME TAXES                        -         -                   -
                                 _____________  ________       _____________
NET LOSS                         $     (81,978) $(34,774)      $    (141,275)
                                 =============  ========       =============

(LOSS) PER SHARE:                $        (.09) $   (.12)      $        (.40)
                                 =============  ========       =============

The accompanying notes are an integral part of these financial statements.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FROM THE DATE OF INCEPTION ON DECEMBER 31, 1997

                    THROUGH DECEMBER 31, 2003

                                                               Additional
                                           Common Stock          Paid-In
                                        Shares     Amount        Capital
BALANCE - December 31, 1997
  (Date of Inception of the
  Exploration Stage)                    231,797    $     232   $  39,743

Net Income for December 31, 1997
  through December 31, 2000                   -            -           -

Unrealized losses on available-
  for-sale securities, net of tax             -            -           -

Stock issued for services in
December 2001 at $0.03 per share         50,006           50      14,950

Net loss for the year ended
December 31, 2001                             -            -           -

Unrealized gains on available-
  for-sale securities, net of tax             -            -           -

Comprehensive loss                            -            -           -
                                      ---------   ----------   ---------
BALANCE, December 30, 2001              281,803          282      54,693

Stock issued for services in
December, 2002, $0.175 per share        134,153          134      23,343

Net loss for the year ended
December 31, 2002                             -            -           -
                                      ---------   ----------   ---------
BALANCE, December 31, 2002              415,956          416      78,036

Stock issued for services in
February, 2003 at $.10 per share        536,611          537      53,124

Stock issued for services in
December, 2003 at $.10 per share         57,076           57       5,651

Net loss for the year ended
December 31, 2003                             -            -           -
                                      ---------   ----------   ---------
BALANCE, December 31, 2003            1,009,643   $    1,010   $ 136,811
                                      =========   ==========   =========

CONTINUED

                    TINTIC GOLD MINING COMPANY
                  (An Exploration Stage Company)

           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         FROM THE DATE OF INCEPTION ON DECEMBER 31, 1997

                    THROUGH DECEMBER 31, 2003


                                                    Unrealized
                                    Deficit       Gains (Losses)
                                 Accumulated       on Available-     Total
                                   During the        for-Sale    Stockholders'
                               Exploration Stage    Securities      Equity
BALANCE, December 31, 1997
  (Date of Inception of the
  Exploration Stage)                $        -    $          -   $     39,975

Net Income for December 31, 1997
  through December 31, 2000             11,007               -         11,007

Unrealized losses on available-
  for-sale securities, net of tax            -            (278)          (278)

Stock issued for services in
December 2001 at $0.03 per share             -               -         15,000

Net loss for the year ended
December 31, 2001                      (35,530)              -        (35,530)

Unrealized gains on available-
  for-sale securities, net of tax            -             278            278

Comprehensive loss                           -               -        (35,252)
                                    ----------   -------------   ------------
BALANCE, December 30, 2001             (24,523)              -         30,452

Stock issued for services in
December, 2002, $0.175 per share             -               -         23,477

Net loss for the year ended
December 31, 2002                      (34,774)              -        (34,774)
                                    ----------   -------------   ------------
BALANCE, December 31, 2002          $  (59,297)  $           -   $     19,155

Stock issued for services in
February, 2003 at $.10 per share             -               -         53,661

Stock issued for services in
December, 2003 at $.10 per share             -               -          5,708

Net loss for the year ended
December 31, 2003                      (81,978)              -        (81,978)
                                   -----------   -------------   ------------
BALANCE, December 31, 2003         $  (141,275)  $           -   $    (3,454)
                                    ==========   =============   ============

The accompanying notes are an integral part of these financial statements.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]

                     STATEMENTS OF CASH FLOWS

                                          For the              From Inception
                                         Year Ended      on December 31,
                                         December 31,    1997, Through
                                  ______________________        December 31,
                                      2003         2002             2003
                                  ______________________       _____________
Cash Flows From Operating Activities:
     Net loss                     $ (81,978)  $  (34,774)      $    (141,275)
     Adjustments to reconcile net
     loss to net cash used by
     operating activities:
       Non-cash stock issued for
       services rendered             59,369       23,477              97,846
       Loss from sale of securities       -            -              (8,086)
       Change in assets and
       liabilities:
         Decrease in income tax
         receivable                       -        3,876                   -
         Increase (decrease) in
         accounts payable             2,301       (2,884)              2,601
         (Decrease) in income
         taxes payable                    -            -                (565)
         Increase in accrued
         interest payable                44            -                  44
                                ___________   __________       _____________
            Net Cash (Used) by
            Operating Activities    (20,264)     (10,305)            (49,435)
                                ___________   __________       _____________
Cash Flows From Investing Activities:
     Purchase of securities               -            -              (7,609)
     Proceeds from sale of securities     -            -              23,962
                                ___________   __________       _____________
          Net Cash Provided by
          Investing Activities            -            -              16,353
                                ___________   __________       _____________
Cash Flows From Financing Activities:
     Proceeds from note payable
     - related party                  3,501            -               3,501
                                ___________   __________       _____________
          Net Cash Provided by
          Financing Activities        3,501            -               3,501
                                ___________   __________       _____________
Net Increase (Decrease) in Cash     (16,763)     (10,305)            (29,581)

Cash at Beginning of Period          19,555       29,860              32,373
                                ___________   __________       _____________
Cash at End of Period           $     2,792   $   19,555       $       2,792
                                ___________   __________       _____________

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the periods for:
       Interest                 $         -   $        -       $           -
       Income taxes             $       100   $      100       $       3,565

Supplemental Schedule of Noncash Investing and Financing Activities:
     For the year ended December 31, 2003:
          During 2003, the Company issued 593,687 shares of common stock for services rendered valued at $59,369 or $.10 per share.

     For the year ended December 31, 2002:
          In December 2002, the Company issued 134,153 shares of common stock for services rendered valued at $23,477 or $.175 per share.


The accompanying notes are an integral part of these financial statements.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

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

     Stock Based Compensation   Compensation or services that are received in
     exchange for the issuance of common stock is recognized based on the fair value of the services received or the fair value of the common stock issued, which ever is more reliably measured.

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

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

     Because the Company has no foreseeable revenues and no recent revenues generated from the use of the mining claims, the Company is carrying the claims at $0 as of December 31, 2003 and 2002.

NOTE 3   NOTE PAYABLE   RELATED PARTY

     On September 30, 2003, the Company issued a note payable to a group of shareholders for proceeds of $3,501. The note is callable on October 1, 2006 and accrues interest at a rate of five percent. The note does not require regular payments of principle or interest. The note may be paid at anytime without penalty. For the year ended December 31, 2003 interest of $44 was accrued but not paid.

NOTE 4   COMMON STOCK

     Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. At December 31, 2003, the Company had 1,009,643 shares issued and outstanding. In August 2003, the Company amended its articles of incorporation, including, increasing the authorized shares of common stock to 50,000,000.

     Stock issuances   In December 2003, the Company issued 57,076 shares of
     common stock for services rendered valued at $5,708 or $.10 per share.

     In February 2003, the Company issued 536,611 shares of common stock to members of the board of directors, the Company's legal counsel and shareholders for services rendered valued at $53,661, or $.10 per share.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]
                  NOTES TO FINANCIAL STATEMENTS

NOTE 4   COMMON STOCK [Continued]

     In December 2002, the Company issued 134,153 shares of common stock for services rendered valued at $23,477 or $.175 per share.

     In December 2001, the Company issued 50,006 shares of common stock for services rendered valued at $15,000 or $.30 per share.

     Held Stock Certificates   The Company is currently holding certificates
     representing approximately 80,556 shares of common stock, which are reflected as issued and outstanding. Management of the Company is planning on delivering the certificates upon a successful registration with the SEC on Form S-8.

     Stock Split - On January 17, 2003, the board of directors approved a one share for ten shares reverse stock split. The financial statements have been retroactively restated for the effects of the reverse stock split for all periods presented.

     Stock Option Plans   In January 2002, the Company adopted a Stock Option
     Plan (the "2002 Plan") with a maximum of 100,000 shares of common stock reserved under the plan. The 2002 Plan provides for both direct award and sale of shares and for the grant of options to purchase shares. The board of directors shall determine the exercise price per share of the options granted. The option terms shall not exceed ten years from the option grant date. As of December 31, 2003, no options are outstanding and 25,000 shares of common stock have been issued under this plan.

     During February 2003, the board of directors adopted the 2003 Stock Option/Stock Issuance Plan ("2003 Plan"). The 2003 plan provides for the issuance of a maximum of 645,764 shares of common stock. In February 2003, all 645,764 shares available under the plan were issued.

NOTE 5   COMMITMENTS AND CONTINGENCIES

     Environmental   In 2002, the Utah Department of Environmental Quality
     conducted soil sampling in the town of Mammoth, Utah, in an area adjacent to the Company's mining claims. Those samples indicate elevated contaminated metals levels. The nearby Mammoth mine had significant workings and production in the past, while the Company's properties have never been worked. The source of the elevated contaminants is unclear. No claims have been made against the Company nor has anyone asserted that the Company is a responsible party. The Environmental Protection Agency has listed Eureka, Utah, as a "superfund" clean-up site. While the Company's properties are in the same overall mining district as Eureka, Utah, the Company does not expect the Eureka, Utah, superfund cleanup project will expand to include either the Mammoth area or the Company's properties. The Company is not aware of any state or federal agency's plan or intention to do any environmental cleanup or other work to or with any property located in or near Mammoth or the Company's properties.

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

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6   GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has no sources of revenues. During the years ended December 31, 2003 and 2002, the company incurred net losses of $81,978 and $34,774 and used $20,264 and $10,305 of cash in operating activities, respectively. Further, the Company has inadequate working capital to maintain or develop its operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds through loans, through additional sales of its common stock or through the possible acquisition of other companies. There is no assurance that the Company will be successful in raising this additional capital.

NOTE 7 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has a federal net operating loss carryover of approximately $148,000 at December 31, 2003.

     At December 31, 2003 and 2002, the total of all deferred tax assets was approximately $30,000 and $10,000. The total of all deferred tax liabilities was $0 and $0, respectively. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $30,000. The net change in the valuation allowance for the year ended December 31, 2003 was an increase of approximately $20,000.

     The temporary differences gave rise to the following deferred tax asset (liability):

                                             December 31,   December 31,
                                                 2003           2002
                                              _________      _________

       Deferred compensation                 $    1,099      $       -
       Net operating loss carryover - federal    28,454          9,967

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES [Continued]

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the year ended:

                                                  December 31,    December 31,
                                                     2003             2002
                                                  _________         _________
       Computed tax at the expected
         federal statutory rate                      15.00%         15.00%
       State income taxes, net of federal benefit     4.25           3.30
       Compensation deferred                          5.51            -
       Valuation allowance                          (23.89)        (17.19)
       Other                                         (0.19)         (1.11)
                                                  _________         _________
       Effective income tax rates                     0.68%          0.00%
                                                  _________         _________

  The components of federal income tax expense from continuing operations consisted of the following for the year ended:

                                              December 31,     December 31,
                                                  2003            2002
                                              _________        _________
       Current income tax expense:
       Federal                                $    (557)       $       -
       State                                          -                -
                                              _________        _________
       Net current tax expense                $    (557)       $       -
                                              _________        _________

       Deferred tax expense (benefit) resulted from:
        Deferred compensation                 $  (1,099)       $       -
        Net operating loss                      (18,487)          (6,694)
        Valuation allowance                      19,586            6,694
                                              _________        _________
       Net deferred tax expense               $       -        $       -
                                              _________        _________


Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

                    TINTIC GOLD MINING COMPANY
                  [An Exploration Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8   EARNINGS (LOSS) PER SHARE

       The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods persented:

                                                              Cumulative from
                                                            the Re-entering of
                                          For the Year       Exploration Stage
                                              Ended          on December 31,
                                          December 31,          1997 through
                                          __________________  December 31,
                                            2003      2002         2003
                                           ________ ________    __________
      (Loss) from continuing operations
      available to common stockholders
      (numerator)                         $ (81,978)$(34,774)   $ (141,275)
                                           ________ ________    __________
      Weighted average number of common
      shares outstanding used in earnings
      per share during the period
      (denominator)                         884,939  281,803       349,300
                                           ________ ________    __________

Dilutive earnings per share were not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
PROCEDURE.

          None.

ITEM 8A.  CONTROLS AND PROCEDURES.

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

                           Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS. According to our Second Restated and Amended Articles of Incorporation, we shall be managed by a board of directors of a minimum of three (3) persons. This is actually a requirement under Utah law. In addition, each director shall hold not less than 100 shares of our stock in order to be eligible to hold the office of director.

Under our Second Restated and Amended Articles and Bylaws, the directors are elected to serve until the next annual shareholders' meeting or until their respective successors are elected and qualify. Interim replacements for vacancies on the Board of Directors are appointed by the remaining, incumbent directors. No director that was appointed or elected during any of the past five fiscal years has declined to serve, and none has been found unable or unfit to serve, the only exception of a former officer and director who voluntarily chose to resign from the Board and as our vice president on December 20, 2001. See the Form 8-K filed by the Company on or about December 28, 2002.

EXECUTIVE OFFICERS. Our officers hold office until the meeting of the Board of Directors immediately following the next annual shareholders' meeting or until removal by the Board of Directors. Tintic Gold's Bylaws specify that its officers shall be a president, one or more vice presidents, a secretary and a treasurer. Interim replacements for officers that have resigned or been terminated are appointed by the Board of Directors. The following sets forth pertinent information about each of Tintic Gold's directors and executive officers:

The current directors and officers of Tintic Gold are as follows:

Name                        Age       Position
------------------        -------     -----------------------------------
George Christopulos           54      President, Chief Executive Officer,
                                      Director (Chairman of the Board)

Hugh Coltharp                 52      Secretary/Treasurer and Director

Jack Coombs                   77      Director and Vice President

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

Mr. COOMBS is a retired Salt Lake City businessman and private investor. Mr. Coombs graduated from the University of Utah in 1950 with a B.S. degree in business administration. He has been involved with other exploratory mining companies in the past. Mr. Coombs served as an officer and director of a company known as Vis Viva Corporation, a "reporting company" now known as WideBand Corporation and which has traded on the OTC Bulletin Board under the symbol ZWBC.OB. He is NOT currently an officer, director or "control person" of any other "reporting company."

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

No arrangement or understanding exists between or among any of the directors or executive officers and any other person pursuant to which any director was elected, or any executive officer was appointed. None of our directors or officers are currently directors or officers of any other company registered under the Securities Exchange Act of 1934.

Each director and executive officer intends to devote such amount of time as that person's responsibilities require, but none of them work full time for us. Also, no family relationship exists among any of the named directors and executive officers. None of the directors or officers has ever been employed by a mining company and none has any college or university degree involving or relating to mining.

None of our directors, officers, or principal shareholders has been involved in any legal proceeding during the past five (5) years arising from any of the following events that would be material in evaluating the ability or integrity of any such person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting that person's involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities, or commodities law and the judgment has not been reversed, suspended, or vacated.

BOARD MEETINGS. Pursuant to Utah law, the Board of Directors conducted all of its business and approved all corporate action during fiscal 2003 by the unanimous consent of all its members, in the absence of formal Board meetings.

STANDING AUDIT AND COMPENSATION COMMITTEES; NO OTHER COMMITTEES. The Board of Directors has not established Compensation or Audit Committees. At present, the Board does not have a nominating committee, or any other Board committees. Under the 2002 and 2003 Stock Option/Stock Issuance Plans that the Company adopted and discussed in its last Annual Report on Form 10-KSB, the Board must nominate and appoint a Committee and a Plan Administrator to oversee and administer the Plans. To date, the Board has not done such.

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

We are not aware of any reporting persons who filed late reports or failed to file reports since January 1, 2003.

Our officers and directors intend to timely file Form 4's reporting their increased holdings as disclosed elsewhere in this document.

DIRECTOR AND OFFICER LIABILITY LIMITATION. Our Second Restated Articles of Incorporation and Bylaws, limit the personal liability of directors, officers and the shareholders to the full extent allowed by Utah law. This is a risk factor that an investor or potential investor should consider because it means that a disgruntled or injured investor's remedies may not be as significant or meaningful as might otherwise be the case in the absence of these statutory and common law protections. See also Risk Factor No. 9 in the beginning of this document above titled "Indemnification of Officers and Directors."

AUDIT COMMITTEE. We do not have a "financial expert" on our audit committee as of the date of this report. We are currently in the process of interviewing and deciding who would be the best candidate for this position.

CODE OF ETHICS

We have adopted a Code of Ethics which is attached to this report as Exhibit
14.  See Item 13.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS. Because Tintic Gold's officers and directors are the same persons, we are discussing both categories of persons together under this disclosure item. This includes those persons referred to under Item 402 of Regulation S-B as "Named Executive Officers."

Other than as set forth in the Company's 2002 and 2003 Stock Option/Stock Issuance Plans("Plans") discussed in detail above, we do NOT have any contracts with or contractual arrangements for compensation of directors or officers. We also do NOT pay any monetary fees or other form of cash compensation for their services. Directors and officers are entitled to receive reimbursement of out-of-pocket expenses incurred by them on behalf of the Company. Because none of our officers or directors, during any of the last three (3) fiscal years, received individual total annual salary and bonus in excess of $100,000 for any fiscal year, we have NOT included a table under this item describing such compensation as would otherwise be required. Such compensation, if it had occurred, would include the dollar value of base salaries and bonus awards, the number and value of stock options granted, and any other compensation, if any, none of which occurred other than those 538,131 "restricted" shares issued to officers, directors and counsel for services rendered by them during the fiscal year ended December 31, 2003 and pursuant to our 2003 Plan. This figure is arrived at in that in our last Annual Report, we disclosed that 536,611 shares were issued to officers, directors, counsel and a consultant for services rendered in early 2003 relative to the failed Zer transaction. Backing out the consultant's shares results in a figure of 481,055 shares. At year end, the Board of Directors authorized the issuance of an additional 57,076 "restricted" shares issued to Messrs. Christopulos and JM Coombs for services rendered in the latter part of 2003. This means that a total of 538,131 (481,055 + 57,076) shares were issued, during the 2003 fiscal year, to insiders and counsel.

2003 STOCK OPTION/STOCK ISSUANCE PLAN. Reference is made to the subsection in
Item 1, Part 1 above titled " 2003 STOCK OPTION/STOCK ISSUANCE PLAN."

NO RETIREMENT, PENSION OR PROFIT SHARING PLANS. At present, directors and officers do NOT receive any award of options, warrants, or stock appreciation rights (SAR's) for their service. There are no retirement, pension, or profit sharing plans for the benefit of officers, directors or key employees as of the date of this filing.

OPTION/STOCK APPRECIATION RIGHTS (SAR) GRANTS TABLE.   To the extent that our
issuance of "restricted" and non-restricted securities under our 2002 and 2003 Stock Option/Stock Issuance Plans for services rendered would be considerd stock options, stock appreciation rights, or grants of one kind or another and thus, disclosable under any such table to be included in this category, the following table sets forth what stock has been issued to date under such
Plans:

     Under the 2002 PLAN

          No "restricted" shares have been issued to officers and directors

          25,000 shares have been issued to officers, directors and counsel to be registerered on Form S-8

     Under the 2003 PLAN

          109,153 "restricted" shares were issued under our 2003 Plan to officers, directors and counsel for services rendered in 2002

          481,055 "restricted" shares were issued to officers, directors and counsel for services rendered in early 2003 relative to the failed Zer transaction

          55,556 shares issued to a consultant to be registered on Form S-8, services that were rendered in early 2003 relative to the failed Zer transaction

          The 57,076 "restricted" shares that are described elsewhere herein and which were issued for services rendered by an officer and counsel during the end of 2003 were NOT issued under, or pursuant to, any Plan

          The total number of shares authorized to be issued under our 2003 Plan is 645,764 shares and all those shares have been issued (109,153 + 481,055 + 55,556 = 645,764).

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of our common stock with respect each person known to be the owner of 5% or more of the common capital stock of the Company, each director, each officer, and all executive officers, directors and 5% or greater shareholders of the Company as a group. As of December 31, 2003, there were 1,009,076 common capital shares issued and outstanding, a figure that includes the 536,611 shares issued in the first quarter to certain persons for services rendered and the additional 57,076 "restricted" shares issued to Messrs. Christopulos and JM Coombs for services rendered by them in the latter part of fiscal 2003. The following table takes into account or otherwise reflects the 1 for 10 reverse split of our shares that took place during the year on February 3, 2003.

                                                                 Percent of
                                    Number of Shares of          Ownership of
                                      Common Stock               Common Stock
Name of Beneficial Owner            Beneficially* Owned          Outstanding
----------------------------       ---------------------         ------------
George Christopulos (1)
3131 Teton Drive
Salt Lake City, Utah 84109              168,079(2)               16.65%

Hugh Coltharp (3)
1478 Roosevelt Avenue
Salt Lake City, Utah 84105               17,429(4)                1.73%

Jack Coombs (5)
2581 East 1300 South
Salt Lake City, Utah 84108              104,627(6)               10.36%

John Michael Coombs(7)
3098 South Highland Drive, Suite 323    306,133(8)
Salt Lake City, Utah 84106-6001                                  30.32%

Leonard W. Burningham (9)               170,000
455 East 500 South, Suite 200
Salt Lake City, Utah 84101                                       16.84%

Edward H. Hall, Jr. (10)                 55,556
252 West Cottage Avenue
Sandy, Utah 84070                                                 5.5%

All 5% or more owners, all
directors and all officers as a
group (5 persons)(9)                    821,824                 81.44%

-------------------------------

* Beneficial ownership is determined in accordance with the rules and regulations of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable, or exercisable or convertible within 60 days of our year end, are also deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(1) Mr. Christopulos is the president of the Company and the chairman of the board. He has been president of the Company since 1982.

(2) This figure includes an additional 31,392 "restricted" shares that Mr. Christopulos acquired for services rendered in the latter part of 2003. It also includes all restricted and S-8 shares that Mr. Christopulos acquired in 2002 and earlier in 2003 under both our 2002 and 2003 Stock Option/Stock Issuance Plans.

(3) Mr. Coltharp is the secretary/treasurer of the Company and a director. He became a director in 1980.

(4) This figure includes all restricted and S-8 shares that Mr. Coltharp acquired in 2002 and earlier in 2003 under both our 2002 and 2003 Plans.

(5) Mr. Jack Coombs is a director and the vice president of the Company. He became a director in 1994. He also acted as a director of the Company for a brief time in the early 1980's.

(6) This figure includes all restricted and S-8 shares that Mr. Coombs acquired in 2002 and earlier in 2003 under both our 2002 and 2003 Plans.

(7) Mr. John Michael Coombs has acted as our legal counsel. He is not and never has served as an officer or director of the Company. Mr. J.M. Coombs is also the son of director and officer, Jack Coombs.

(8) This figure includes an additional 25,684 "restricted" shares that Mr. JM Coombs acquired for services rendered in the latter part of 2003. If one combines these 25,684 "restricted" shares with the 31,392 "restricted" shares issued to Mr. Christopulos as mentioned in note 2 above, these figures add up to 57,076 shares, the total number of shares issued to such two individuals for services rendered by them in the latter part of 2003. The gross or total figure for Mr. JM Coombs in the chart also includes all restricted and S-8 shares that Mr. Coombs acquired in 2002 and earlier in 2003 under both our 2002 and 2003 Plans.

(9) Mr. Leonard W. Burningham has acted as our outside securities counsel over the last two or three years. The figure beside his name represents "restricted" shares that he acquired in February 2003 for legal services rendered.

(10) Mr. Edward H. Hall, Sr., acted as consultant in late 2002 and early 2003 in connection with the failed Zer transaction and was determined to be entitled to receive shares for services rendered as a consultant, even though that Zer transaction was never consummated. We do not believe that any of our officers or directors come within the definition of a "promoter" as defined in Rule 405 of the General Rules and Regulations of the Commission, 17 CFR
Section 230.405.

We deny that any person other than those persons identified above "controls", or has the power to "control," the Company as contemplated in the "control person" provisions of both state and federal securities laws and as the word "control" is further defined in Rule 405.
Equity Compensation Plan Information

  The following table sets forth certain information regarding our equity compensation plans as of December 31, 2003.

                         Number of      Weighted-average  Number of securities
                       securities to     exercise price   remaining available
                       be issued upon    of outstanding   for future issuance
                      exercise of out   options, warrants   under equity
                      standing options,    and rights      compensation plans
                    warrants and rights

Equity compensation
plans approved by
security holders             0                     0              0

Equity compensation
Plan for 2002 not     25,000 (see Item    $0.175 per share      75,000
approved by           10 above)
security holders

Equity compensation   645,764 (see Item   $0.10 per share  None; all shares
Plan for 2003 not     10 above)                            issuable under the
approved by security                                       2003 Plan have been
holders                                                    issued

Total                 670,764           $0.1028 per share  75,000 left under
                                                           2002 Plan

    For information and a description concerning our equity compensation plans for 2002 and 2003, both of which are identical other than the number of shares that can be issued thereunder, reference is made to the subcategory above titled "2003 STOCK OPTION/STOCK ISSUANCE PLAN" under Item 1 above titled "Description of Business." Reference is also made to the Plans themselves.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not been a party to any transaction, or proposed transaction, in which any director, executive officer, or principal shareholder had or will have a direct or indirect material interest, where:

(1) the amount involved in the transaction or series of similar transactions exceeds $60,000; or (2) the person's interest arises solely from the ownership of our securities, and the person receives no extra or special benefit not shared equally (pro rata) by all holders of the same class of securities. In this regard, the dollar value of the total of 593,687 shares issued to officers, directors, a consultant and the Company's counsel for fiscal 2003, an issuance valued at 10 cents per share, totals $59,368.70. This figure is arrived at by adding 57,076 shares to the figure of 536,611 shares that were earned and issued in February 2003. During the fiscal year, our officers and directors have received a material benefit, namely, shares of our stock not shared by all other holders of the same class of securities; however, this is because they received such stock for services rendered the Company, services not rendered by any other shareholder or person.

Our Board of Directors has not adopted or approved any policy regarding future transactions with related third parties. This is because the Revised Utah Business Corporations Act contains provisions which address and govern this issue.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

                     Reports on Form 8-K.

On or about July 21, 2003, we filed a Form 8-K announcing a change of auditors. Our current auditors a Pritchett Siler & Hardy located in Salt Lake City, Utah.
                           Exhibits.

14                    Code of Ethics

31                    302 Certification of Geroge Christopulos

32.1                  906 Certification of George Christopulos

32.2                  906 Certification of Hugh Coltharp

The following Exhibits are incorporated by reference as a part of this Annual Report on Form 10-KSB:

3.1 Amended and Restated Articles of Incorporation, which were filed as an exhibit to our Schedule 14C Definitive Information Statement filed on EDGAR on August 4, 2003

3.2                   Bylaws, which were filed as an exhibit to our Form 10-
                      SB.

10.1 2002 Stock Option/Stock Issuance Plan, which was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2001.

10.2 2003 Stock Option/Stock Issuance Plan, which was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2002.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

  AUDIT AND NON-AUDIT FEES

  Aggregate fees for professional services rendered for us by Pritchett
Siler & Hardy, for the fiscal year ended December 31, 2003 and by Hansen Barnett & Maxwell, Certified Public Accountants, for the fiscal year ended December 31, 2002, are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All reference to "$" in this Annual Report are to United States dollars.)

                      FISCAL YEAR 2003         FISCAL YEAR 2002
AUDIT FEES                 $    7,474               $    3,500
AUDIT-RELATED FEES         $    1,720               $    1,476
TAX FEES                   $    1,045               $      460
ALL OTHER FEES             $        0               $        0
  TOTAL                    $   10,239               $    5,436

Audit fees for the fiscal years ended December 31, 2003 and 2002, were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

  Audit-Related Fees as of the fiscal years ended December 31, 2003 and 2002 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

  Tax Fees as of the fiscal years ended September 30, 2003 and 2002 were for professional services related to tax compliance, tax authority audit support and tax planning.

  There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2003 and 2002.

  As we do not have a formal audit committee (see end of Item 9 above), the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-
X. Further, as we do not have a formal audit committee, we do not have audit committee pre-approval policies and procedures.

                          SIGNATURES

In accordance with the provisions of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder, Tintic Gold Mining Company has duly caused this Annual Report on Form 10-KSB for its fiscal year ended December 31, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

              TINTIC GOLD MINING COMPANY, Issuer

                           /s/ George P. Christopulos
                           ---------------------------------
                           George P. Christopulos
                           Chairman of the Board, President, CEO
                           and Chief Financial Officer (CFO)
                           Dated:  March 8, 2004



                           /s/ Hugh N. Coltharp
                           ---------------------------------
                           Hugh N. Coltharp
                           Secretary/Treasurer and director
                           Dated:  March 8, 2004