Form 10QSB
period 2004-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2004-05-20
CIK 1159275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number: 000-33167

                    KIWA BIO-TECH PRODUCTS GROUP CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     Utah                              84-0448400
       -------------------------------           ----------------------
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)                 Identification Number)

      17700 Castleton Street, Suite 589, City of Industry, California 91748
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (626) 964-3232

                           Tintic Gold Mining Company
                  3131 Teton Drive, Salt Lake City, Utah 84109
               ---------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2004, the Company had 34,930,248 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX




PART I.  FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

         Condensed Consolidated Balance Sheets - March 31, 2004
         (Unaudited) and December 31, 2003.....................................3

         Condensed Consolidated Statements of Operations (Unaudited)-
         Three Months Ended March 31, 2004 and 2003, and June 5, 2002
         (Inception) to March 31, 2004 (Cumulative)............................5

         Condensed Consolidated Statement of Stockholders' Equity
         (Deficiency) -June 5, 2002 (Inception) to March 31, 2004
         (Cumulative)..........................................................6

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Three Months Ended March 31, 2004 and 2003, and June 5, 2002
         (Inception) to March 31, 2004 (Cumulative)............................9

         Notes to Condensed Consolidated Financial Statements
         (Unaudited) Three Months Ended March 31, 2004 and 2003,
         and June 5, 2002 (Inception) to March 31, 2004 (Cumulative)..........11

Item 2.  Management's Discussion and Analysis or Plan of Operation............18

Item 3.  Controls and Procedures..............................................30


PART II. OTHER INFORMATION....................................................31

Item 4.  Changes in Securities, Use of Proceeds and Small Business
         Issuer Purchases of Equity Securities................................31

Item 5.  Exhibits and Reports on Form 8-K.....................................31


SIGNATURES....................................................................32

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



            Kiwa Bio-tech Products Group Corporation and Subsidiaries
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets

                                                  March 31,        December 31,
                                                    2004               2003
                                                 -----------        -----------
                                                 (Unaudited)

ASSETS

Current assets:
  Cash ...................................       $    10,910        $    48,730
  Restricted cash ........................           200,000            300,000
  Accounts receivable ....................            60,408             45,235
  Inventories ............................           144,757            135,201
  Due from related party .................              --               30,574
  Other current assets ...................           283,224            109,811
                                                 -----------        -----------
Total current assets .....................           699,299            669,551
                                                 -----------        -----------

Property and equipment:
  Buildings ..............................         1,045,549          1,045,599
  Machinery and equipment ................           314,297            312,784
  Automobiles ............................            97,480             97,485
  Construction in process ................            52,403             45,108
  Office equipment .......................            11,639             11,640
                                                 -----------        -----------
                                                   1,521,368          1,512,616
  Less accumulated depreciation ..........           (54,178)           (35,468)
                                                 -----------        -----------
                                                   1,467,190          1,477,148
                                                 -----------        -----------
 Total assets ............................       $ 2,166,489        $ 2,146,699
                                                 ===========        ===========


                                   (continued)

            Kiwa Bio-tech Products Group Corporation and Subsidiaries
                          (A Development Stage Company)
                Condensed Consolidated Balance Sheets (continued)

                                                    March 31,      December 31,
                                                      2004             2003
                                                   -----------      -----------
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    expenses .................................     $   768,473      $   737,636
  Short-term loans ...........................         193,304          283,930
  Due to related party .......................          69,426             --
  Convertible notes payable -
    Related party ............................            --            100,000
    Unrelated party ..........................         500,000             --
  Current portion of long-term
    liabilities ..............................         133,390          133,298
                                                   -----------      -----------
Total current liabilities ....................       1,664,593        1,254,864
                                                   -----------      -----------

Long-term liabilities, less
  current portion:
    Unsecured notes payable ..................       1,087,337        1,063,226
    Bank notes payable .......................          36,549           39,732
                                                   -----------      -----------
                                                     1,123,886        1,102,958
                                                   -----------      -----------

Commitments and contingencies

Stockholders' deficiency:
Common stock, $0.001 par value -
  Authorized - 50,000,000 shares issued
  and outstanding - 34,930,248 shares and
  30,891,676 shares at March 31, 2004 and
  December 31, 2003, respectively ............          34,930           30,892
Additional paid-in capital ...................       2,794,450        1,184,108
Deficit accumulated during the
  development stage ..........................      (3,076,370)      (1,426,123)
Deferred interest expense ....................        (375,000)            --
                                                   -----------      -----------
Total stockholders' deficiency ...............        (621,990)        (211,123)
                                                   -----------      -----------
Total liabilities and
  stockholders' deficiency ...................     $ 2,166,489      $ 2,146,699
                                                   ===========      ===========


See accompanying notes to condensed consolidated financial statements.

            Kiwa Bio-tech Products Group Corporation and Subsidiaries
                          (A Development Stage Company)
           Condensed Consolidated Statements of Operations (Unaudited)


                                       Three  Months Ended         June 5, 2002
                                             March 31,            (Inception) to
                                   ----------------------------   March 31, 2004
                                       2004            2003        (Cumulative)
                                   ------------    ------------    ------------

Net sales ......................   $     53,458    $       --      $     93,489
Cost of sales ..................         31,011            --            61,305
                                   ------------    ------------    ------------
Gross profit ...................         22,447            --            32,184
                                   ------------    ------------    ------------

Operating expenses:
  Consulting and professional
    fees .......................         29,887            --           597,490
  Directors' compensation ......          8,699           3,624         356,715
  General and administrative ...         74,545          43,717         443,482
  Research and development .....         12,540           9,720          82,139
  Depreciation and amortization           9,138           1,900          28,028
  Reverse merger costs .........      1,397,981            --         1,448,317
                                   ------------    ------------    ------------
  Total costs and expenses .....      1,532,790          58,961       2,956,171
                                   ------------    ------------    ------------
                                     (1,510,343)        (58,961)     (2,923,987)
                                   ------------    ------------    ------------

Interest income (expense), net .        (14,904)            311         (27,383)
Amortization of beneficial
  conversion feature of
  convertible note payable .....       (125,000)           --          (125,000)
                                   ------------    ------------    ------------

Net loss .......................   $ (1,650,247)   $    (58,650)   $ (3,076,370)
                                   ============    ============    ============


Net loss per common share -
  basic and diluted ............    $      (0.05)  $       --
                                    ============   ============

Weighted average number
  of common shares
  outstanding -
  basic and diluted ............     31,564,771      12,356,670
                                    ============   ============


See accompanying notes to condensed consolidated financial statements.

                  Kiwa Bio-tech Products Group and Subsidiaries
                          (A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficiency) (Unaudited)
             June 5, 2002 (Inception) to March 31, 2004 (Cumulative)

                                                                   Deficit
                                                                 Accumulated                    Total
                            Common Stock            Additional    During the    Deferred     Stockholders'
                       -------------------------     Paid-in     Development    Interest        Equity
                         Shares          Amount      Capital        Stage       Expense      (Deficiency)
                       ----------      ---------    ---------    -----------    --------     -------------
Issuance of
  common stock         12,356,670       $ 12,357   $  452,643    $    --       $    --       $  465,000

Net loss for the
  period from
  June 5, 2002
  (Inception) to
  December 31,
  2002                      --              --          --           (70,884)       --          (70,884)
                       ----------       --------   ----------    -----------   ---------     ----------
Balance,
  December 31,
  2002                 12,356,670         12,357      452,643        (70,884)       --          394,116
Shares issued
  to consultants
  for services         10,503,170         10,503      414,497           --          --          425,000

Shares issued to
  directors as
  directors'
  compensation          8,031,836          8,032      316,968           --          --          325,000

Net loss for the
  year ended
  December 31,
  2003                     --                --        --         (1,355,239)       --       (1,355,239)
                       ----------       --------   ----------    -----------   ---------     ----------
Balance,
  December 31,
  2003                 30,891,676         30,892    1,184,108     (1,426,123)                  (211,123)


                                   (continued)

                  Kiwa Bio-tech Products Group and Subsidiaries
                          (A Development Stage Company)
 Condensed Consolidated Statement of Stockholders' Equity (Deficiency) (Unaudited) (continued)
             June 5, 2002 (Inception) to March 31, 2004 (Cumulative)


                                                                   Deficit
                                                                 Accumulated                    Total
                            Common Stock            Additional    During the    Deferred     Stockholders'
                       -------------------------     Paid-in     Development    Interest        Equity
                         Shares          Amount      Capital        Stage       Expense      (Deficiency)
                       ----------      ---------    ---------    -----------    --------     -------------
Shares retained
  by public
  shareholders
  in March 2004
  reverse merger
  transaction           4,038,572       $  4,038   $   (4,038)   $    --       $     --      $    --

Issuance of
  warrants in
  conjunction
  with March
  2004 reverse
  merger
  transaction              --                --       943,380         --             --         943,380

Issuance of
  stock options
  to consultant
  in conjunction
  with March 2004
  reverse merger
  transaction              --                --       171,000         --              --        171,000

Beneficial
  conversion
  feature of
  convertible
  notes payable            --                --       500,000         --        (500,000)          --


                                   (continued)

                  Kiwa Bio-tech Products Group and Subsidiaries
                          (A Development Stage Company)
 Condensed Consolidated Statement of Stockholders' Equity (Deficiency) (Unaudited) (continued)
             June 5, 2002 (Inception) to March 31, 2004 (Cumulative)


                                                                   Deficit
                                                                 Accumulated                    Total
                            Common Stock            Additional    During the    Deferred     Stockholders'
                       -------------------------     Paid-in     Development    Interest        Equity
                         Shares          Amount      Capital        Stage       Expense      (Deficiency)
                       ----------      ---------    ---------    -----------    --------     -------------
Amortization
  of beneficial
  conversion
  feature of
  convertible
  note payable             --           $   --     $     --      $    --       $ 125,000     $  125,000

Net loss for the
  three months
  ended March 31,
  2004                     --               --           --       (1,650,247)       --       (1,650,247)
                       ----------       --------    ---------    -----------   ---------     ----------
Balance,
  March 31, 2004       34,930,248       $ 34,930   $2,794,450    $(3,076,370)  $(375,000)    $ (621,990)
                       ==========       ========   ==========    ===========   =========     ==========


See accompanying notes to condensed consolidated financial statements.

                  Kiwa Bio-tech Products Group and Subsidiaries
                          (A Development Stage Company)
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                         Three Months Ended        June 5, 2002
                                               March 31,          (Inception) to
                                      --------------------------  March 31, 2004
                                         2003           2004        (Cumulative)
                                      -----------    -----------    -----------


Cash flows from operating
  activities:
Net loss ..........................   $(1,650,247)   $   (58,650)   $(3,076,370)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Issuance of common stock for
    to consultants for services ...          --             --          425,000
  Issuance of common stock for
    directors' compensation .......          --             --          325,000
  Issuance of securities for
    reverse merger costs ..........     1,114,380           --         1,114,380
  Depreciation and amortization ...        18,710          1,915         54,178
  Amortization of beneficial
    conversion feature of
    convertible note payable ......       125,000           --          125,000
  Changes in operating assets
    and liabilities:
    (Increase) decrease in:
      Accounts receivable .........       (15,173)          --          (60,408)
      Inventories .................        (9,556)        (9,198)      (144,757)
      Other current assets ........      (173,413)       (20,802)      (283,224)
      Deposits ....................          --           25,794           --
      Due from related party ......          --             --          (57,476)
    Increase (decrease) in:
      Accounts payable and
        accrued liabilities .......        30,836         (2,227)       768,472
      Due to related party ........          --           10,128         26,902
                                      -----------    -----------    -----------
Net cash used in operating
  activities ......................      (559,463)       (53,040)      (783,303)
                                      -----------    -----------    -----------


Cash flows from investing
  activities:
  Purchase of property and
    equipment .....................        (8,752)      (388,848)    (1,521,368)
                                      -----------    -----------    -----------
Net cash used in investing
  activities ......................        (8,752)      (388,848)    (1,521,368)
                                      -----------    -----------    -----------


                                   (continued)

            Kiwa Bio-tech Products Group Corporation and Subsidiaries
                          (A Development Stage Company)
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)


                                         Three Months Ended        June 5, 2002
                                              March 31,           (Inception) to
                                    ---------------------------   March 31, 2004
                                         2003           2004        (Cumulative)
                                    -----------     -----------     -----------

Cash flows from financing
  activities:
  (Increase) decrease in
    restricted cash ............    $   100,000     $      --       $  (200,000)
  Proceeds from short-term
   loans .......................        283,930
  Repayment of short-term
   loans .......................        (90,626)           --           (90,626)
  Proceeds from convertible
    notes payable ..............        500,000            --           600,000
  Increase in long-term
    borrowings, net ............         21,021         300,328       1,257,277
  Proceeds from sale of
    common stock ...............           --              --           465,000
                                    -----------     -----------     -----------
Net cash provided by
  financing activities .........        530,395         300,328       2,315,581
                                    -----------     -----------     -----------

Cash:
  Net increase (decrease) ......        (37,820)       (141,560)         10,910
  At beginning of period .......         48,730         522,057            --
                                    -----------     -----------     -----------
  At end of period .............    $    10,910     $   380,497     $    10,910
                                    ===========     ===========     ===========



Supplemental Disclosures of
  Cash Flow Information:

Cash paid for interest .........    $     3,593     $      --       $    12,114
                                    ===========     ===========     ===========

Cash paid for taxes ............    $      --       $      --       $      --
                                    ===========     ===========     ===========


See accompanying notes to condensed consolidated financial statements.

            Kiwa Bio-tech Products Group Corporation and Subsidiaries
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2004 and 2003,
           and June 5, 2002 (Inception) to March 31, 2004 (Cumulative)


1.   Organization and Basis of Presentation

Organization - On March 12, 2004, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 11, 2004, by and among Tintic Gold Mining Company, a Utah corporation ("Tintic" or "Kiwa"), TTGM Acquisition Corporation, a Utah corporation and wholly-owned subsidiary of Tintic ("Merger Sub"), and Kiwa Bio-Tech Products Group Ltd., a privately-held corporation organized in the British Virgin Islands ("Kiwa Bio-Tech"), Merger Sub merged with and into Kiwa Bio-Tech with Kiwa Bio-Tech surviving as a wholly-owned subsidiary of Tintic (the "Merger"). In exchange for 100% of the issued and outstanding shares of Kiwa Bio-Tech, the Kiwa Bio-Tech stockholders were issued 30,891,676 shares of Tintic's common stock (after giving effect to a 4-to-1 stock split effective as of March 29, 2004). The stockholders of Tintic retained their 4,038,572 shares of common stock which were issued and outstanding prior to the consummation of the Merger Agreement. Tintic also assumed 1,852,501 stock options issuable by Kiwa Bio-Tech at March 12, 2004. On March 17, 2004, Tintic changed its name to Kiwa Bio-tech Products Group Corporation.

At the closing of the Merger Agreement, Tintic transferred all of its pre-merger assets, consisting primarily of its interest in certain mining claims situated in the State of Utah, subject to all of its pre-merger liabilities, to a newly-formed, wholly-owned subsidiary, Tintic Gold Mining Company, a Nevada corporation ("Tintic Nevada"). The shares of Tintic Nevada were transferred to an escrow agent to be held in escrow for the benefit of the pre-merger stockholders of Tintic until such time as the distribution of such shares has been registered under the Securities Act of 1934 and any applicable state securities laws.

The Merger resulted in a change of control of Tintic, with the former stockholders of Kiwa Bio-Tech acquiring approximately 88.4% of Tintic's common stock immediately following the closing of the Merger. Accordingly, this transaction was accounted for as a recapitalization of Kiwa Bio-Tech, pursuant to which the accounting basis of Kiwa Bio-Tech continued unchanged subsequent to the transaction date. Accordingly, the pre-transaction financial statements of Kiwa Bio-Tech are now the historical financial statements of the Company. The stockholders' equity (deficiency) section of the balance sheet has been retroactively restated for all periods presented to reflect the post-transaction equity received by the Kiwa Bio-Tech stockholders as a result of the recapitalization.

Kiwa Bio-Tech was incorporated on June 5, 2002 in the British Virgin Islands as a holding company. On October 11, 2002, Kiwa Bio-Tech established a wholly-owned subsidiary, Kiwa Bio-Tech Products (Shandong) Co., Ltd. ("Kiwa-SD") in Zoucheng City, Shandong Province, People's Republic of China (the "PRC").

Unless the context indicates otherwise, Kiwa and its wholly-owned subsidiaries, Kiwa Bio-Tech and Kiwa SD, are referred to herein collectively as the "Company".

Business - The Company intends to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for the agricultural, natural resources and environmental protection, primarily in the PRC. The Company intends to improve existing products and to develop new products. Activities to date have included conducting research and development, acquiring and developing intellectual property, raising capital, development of a manufacturing facility and identification of strategic acquisitions. The Company's first product, a photosynthesis biological catalyst, was introduced in the PRC agricultural market in November 2003. The Company is a development stage entity.

As the Company's principal operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in the PRC. The Company's results of operations may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all of the Company's transactions undertaken in the PRC are denominated in Renminbi ("RMB"), which must be converted into other currencies before remittance out of the PRC may be considered. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the PRC government.

Basis of Presentation - The condensed consolidated financial statements include the operations of Kiwa Bio-tech Products Group Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003. The consolidated balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated March 12, 2004, as amended, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company incurred a net loss of $1,650,247 and $1,355,239 during the three months ended March 31, 2004 and the year ended December 31, 2003, respectively, and the Company's current liabilities exceeded its current assets by $965,294 and $585,313 and it had a stockholders' deficiency of $621,990 and $211,123 at March 31, 2004 and December 31, 2003, respectively. In addition, the Company is still in the development stage and will require additional capital to fund its business plan, and is continuing to develop its manufacturing facility and has not generated significant revenues from its planned principal operations. These factors create substantial doubt about the Company's ability to continue as a going concern.

The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2003, have expressed substantial doubt about the Company's ability to continue as a going concern.

As of March 31, 2004, the Company had obtained non-interest bearing loans from the local PRC government of approximately $1,200,000 on favorable repayment terms. During the year ending December 31, 2004, the Company intends to raise additional capital through the issuance of debt or equity securities to fund the development of its planned business operations, although there can be no assurances that the Company will be successful in this regard. There can be no assurances that the Company will be able to obtain sufficient funds to allow it to continue its operations during the remainder of 2004.

To the extent that the Company is unable to successfully raise the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Foreign Currency Translation - The functional currency of the Company is the Renminbi ("RMB"). Transactions denominated in foreign currencies are translated into RMB at the unified exchange rates quoted by the People's Bank of China, prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable unified exchange rates prevailing at the balance sheet date.

Translations of amounts from RMB into United States Dollars ("US$") were at approximately US $1.00 = RMB 8.28 for all periods presented. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate or at any other rate. Due to the stability of the RMB during the periods covered by the consolidated financial statements, no material exchange differences exist.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants and convertible debt) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of March 31, 2004, potentially dilutive securities aggregated 4,047,000 shares of common stock, respectively. The loss per common share calculation for the three months ended March 31, 2003 reflects the retroactive restatement of the stockholders' equity (deficiency) section of the balance sheet to reflect the March 2004 recapitalization of Kiwa Bio-Tech.

The Company effected a 4-for-1 forward split of its outstanding shares of common stock effective March 29, 2004, in conjunction with the reverse merger transaction with Kiwa Bio-Tech described above. Unless otherwise indicated, all share and per share amounts presented herein have been adjusted to reflect the forward stock split.

Comprehensive Income (Loss) - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

The Company's only component of comprehensive income (loss) is foreign currency translation income (loss). Comprehensive income (loss) was not material for all periods presented.

Stock-Based Compensation - The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans.

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

The Company did not issue any stock options to its officers or management during the three months ended March 31, 2004.


2.   Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial statement presentation or disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company implemented the disclosure provisions of FIN 45 in its December 31, 2002 consolidated financial statements, and the measurement and recording provisions of FIN 45 effective January 1, 2003. The implementation of the provisions of FIN 45 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research

Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. The implementation of the provisions of FIN 46R in 2003 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

3.   Inventories

Inventories consisted of the following at March 31, 2004 and December 31, 2003:


                                     March 31, 2004           December 31, 2003
                                     --------------           -----------------

Raw materials                           $ 35,310                  $ 23,497
Work in progress                          24,386                   111,390
Finished goods                            85,061                       314
                                         -------                   -------
                                        $144,757                  $135,201
                                        ========                  ========


4.   Short-Term Loans

As of March 31, 2004 and December 31, 2003, short-term loans consisted of bank loans that mature on various dates through June 2004, with interest rates ranging from 5.04% to 6.9% per annum. The short-term loans are secured by restricted cash in the form of a bank certificate of deposit denominated in United States dollars.


5.   Convertible Note Payable

On January 25, 2004, the Company entered into a convertible loan agreement for $500,000, with interest at 12%, payable at maturity. The loan matures on September 25, 2004. As part of the loan terms, the lender has the right to convert the loan into shares of the Company's common stock at $0.25 per share at any time prior to the maturity date, subject to the Company completing a reverse merger transaction in the United States, which was accomplished in March 2004. The lender is an unrelated party located outside the United States.

The fair value of this beneficial conversion feature was determined to be $500,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of the Company's common stock of $0.60 per share, and has been presented as deferred interest expense in the balance sheet at March 31, 2004 and is being charged to operations as interest expense from January 25, 2004 through September 25, 2004, which resulted in a charge to operations of $125,000 for the three months ended March 31, 2004.


6.   Related Party Transactions with China Star Investment Group

China Star Investment Group is a company which is 10% owned by a major stockholder of the Company. The balance due to China Star at December 31, 2002 of $26,902 was primarily related to pre-operating costs that China Star paid on behalf of the Company before it was incorporated in the PRC. The balance due from China Star at December 31, 2003 of $30,574 resulted from unsecured, non-interest bearing cash advances which are due on demand.

In October 2003, the Company obtained a $100,000 loan from China Star. The loan was scheduled to mature on October 20, 2004, and bears interest at 12% per annum, payable at maturity. As part of the loan terms, China Star had the right to convert the loan into shares of the Company's common stock at $0.25 per share at any time prior to the maturity date, subject to the Company completing a reverse merger transaction in the United States, which was accomplished in March 2004. China Star has waived this conversion right.

During the three months ended March 31, 2004, the $30,574 due from China Star was offset against the $100,000 loan payable to China Star, resulting in a liability to China Star of $69,426 at March 31, 2004.

7.   Equity-Based Transactions

From June 5, 2002 (Inception) to March 31, 2004 (Cumulative), the Company has engaged in the following equity-based transactions:

The Company was initially capitalized on June 5, 2002 through the sale of 12,356,670 shares of common stock for $465,000.

On December 31, 2003, the Company issued 18,535,006 shares of common stock in exchange for consulting services provided by various consultants and directors of the Company.

In conjunction with the March 2004 reverse merger transaction (see Note 1), the Company entered into the following equity-based transactions:

a. In exchange for 100% of the issued and outstanding shares of Kiwa Bio-Tech, the Kiwa Bio-Tech stockholders were issued 30,891,676 shares of Tintic's common stock.

b. The stockholders of Tintic retained their 4,038,572 shares of common stock which were issued and outstanding prior to the consummation of the Merger Agreement.

c. Tintic assumed 1,852,501 stock options issuable by Kiwa Bio-Tech at March 12, 2004.

d. Effective March 11, 2004, the Company issued a warrant to its financial advisor to purchase 1,747,000 shares of common stock exercisable at $0.20 per share six years. The fair value of this warrant was determined to be approximately $0.54 per share pursuant to the Black-Scholes option-pricing model. The aggregate fair value of such warrant of $943,380 was charged to operations as reverse merger costs during the three months ended March 31, 2004.

e. Effective March 30, 2004, the Company issued a stock option to a consultant to purchase 300,000 shares of common stock exercisable at $0.20 per share for ten years. The fair value of this option was determined to be approximately $0.57 per share pursuant to the Black-Scholes option pricing model. The aggregate fair value of such option of $171,000 was charged to operations as reverse merger costs during the three months ended March 31, 2004.

8.   Major Customers and Suppliers

One customer accounted for 100% of the Company's net sales for the three months ended March 31, 2004. The Company did not have any sales for the three months ended March 31, 2003.

Three suppliers accounted for 21%, 21%, and 10% of the Company's net purchases for the three months ended March 31, 2004. The Company did not have any purchases for the three months ended March 31, 2003.

9.   Subsequent Events

On March 12, 2004, the Company entered into a convertible loan agreement for $200,000, with interest at 12%, payable at maturity. The loan matures three months after funding. As part of the loan terms, the lender has the right to convert the loan into shares of the Company's common stock at $0.25 per share at any time prior to the maturity date, subject to the Company completing a reverse merger transaction in the United States, which was accomplished in March 2004. The lender is an unrelated party located outside the United States. The loan was not funded until April 7, 2004.

The fair value of this beneficial conversion feature was determined to be $200,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of the Company's common stock of $0.60 per share, and will be charged to operations as interest expense during the three months ending June 30, 2004.

On April 6, 2004, the Company entered into a subscription agreement to issue 6,000,000 shares of common stock at $0.40 per share for gross proceeds of $2,400,000. The investor is an unrelated party located outside the United States. The transaction was scheduled to close on April 30, 2004. The Company has granted the investor a 60 day extension to close the transaction.

On April 12, 2004, the Company entered into an agreement with China Agricultural University to acquire patent no. ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing", which was originally granted by the PRC Patent Bureau on July 12, 1996. The purchase consideration is approximately $720,612, of which $60,408 was paid at signing of the agreement and an additional $30,204 will be paid within five days of the completion of the issuance of a notice regarding the patent right holder alternate registration by the PRC Patent Bureau. In addition, the Company will issue 1,000,000 shares of common stock at an agreed-upon value of $0.63 per share, the fair market value on April 12, 2004 (aggregate value $630,000) within two months of the completion of the issuance of a notice regarding the patent right holder alternate registration by the PRC Patent Bureau.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview:

The Company intends to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for the agricultural, natural resources and environmental protection, primarily in the PRC. The Company intends to improve existing products and to develop new products. Activities to date have included conducting research and development, acquiring and developing intellectual property, raising capital, development of a manufacturing facility and identification of strategic acquisitions. The Company's first product, a photosynthesis biological catalyst, was introduced in the PRC agricultural market in November 2003. The Company is a development stage entity.

Major Customers and Suppliers:

One customer accounted for 100% of the Company's net sales for the three months ended March 31, 2004. The Company did not have any sales for the three months ended March 31, 2003.

Three suppliers accounted for 21%, 21%, and 10% of the Company's net purchases for the three months ended March 31, 2004. The Company did not have any purchases for the three months ended March 31, 2003.

Going Concern:

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company incurred a net loss of $1,650,247 and $1,355,239 during the three months ended March 31, 2004 and the year ended December 31, 2003, respectively, and the Company's current liabilities exceeded its current assets by $965,294 and $585,313 and it had a stockholders' deficiency of $621,990 and $211,123 at March 31, 2004 and December 31, 2003, respectively. In addition, the Company is still in the development stage and will require additional capital to fund its business plan, and is continuing to develop its manufacturing facility and has not generated significant revenues from its planned principal operations. These factors create substantial doubt about the Company's ability to continue as a going concern.

The Company's independent certified public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2003, have expressed substantial doubt about the Company's ability to continue as a going concern.

As of March 31, 2004, the Company had obtained non-interest bearing loans from the local PRC government of approximately $1,200,000 on favorable repayment terms. During the year ending December 31, 2004, the Company intends to raise additional capital through the issuance of debt or equity securities to fund the development of its planned business operations, although there can be no assurances that the Company will be successful in this regard. There can be no assurances that the Company will be able to obtain sufficient funds to allow it to continue its operations during the remainder of 2004.

To the extent that the Company is unable to successfully raise the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, the Company will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Critical Accounting Policies:

The Company prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when amounts are not considered fully collectable. The Company believes that the accounts receivable balance at March 31, 2004 is fully collectible.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on the weighted average method. Inventories include raw materials, work-in-progress, finished goods and low-value consumables. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title.

Impairment of Assets

The Company's long-lived assets consist of property and equipment. At March 31, 2004, 2003, the net value of property and equipment was $1,467,190, which represented approximately 67% of the Company's total assets. At December 31, 2003, the net value of property and equipment was $1,477,148, which represented approximately 69% of the Company's total assets.

The Company periodically evaluates its investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. The Company's judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets arising from net operating loss carryforwards to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Results of Operations:

Three Months Ended March 31, 2004 and 2003:

Net Sales. Net sales were $53,458 for the three months ended March 31, 2004. The Company did not have any sales for the three months ended March 31, 2003. The increase in net sales is the result of the Company's first product being introduced to the market in November 2003.

Cost of Sales. Cost of sales was $31,011 for the three months ended March 31, 2004, including depreciation and amortization of $9,572.

Gross Profit. Gross profit was $22,447 or 42% of net sales for the three months ended March 31, 2004.

Consulting and Professional Fees. Consulting and professional fees were $29,887 for the three months ended March 31, 2004. The Company did not have any consulting and professional fees for the three months ended March 31, 2003. The increase in consulting and professional fees in 2004 is primarily attributable to activities relating to fundraising.

Directors' Compensation. Directors' compensation was $8,699 for the three months ended March 31, 2004, as compared to $3,624 for the three months ended March 31, 2003.

General and Administrative. General and administrative expense was $74,545 for the three months ended March 31, 2004, as compared to $43,717 for the three months ended March 31, 2003, an increase of $30,828 or 71%, primarily as a result of increased personnel-related costs in the PRC reflecting an increased level of business activity and increased costs associated with being a public company. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.

Research and Development. Research and development expense increased $2,820, or 29%, to $12,540 for the three months ended March 31, 2004, as compared to $9,720 for the three months ended March 31, 2003. This increase is the result of preparation for new product testing and development.

Depreciation and Amortization. Depreciation and amortization, excluding depreciation and amortization included in cost of sales, increased $7,238, or 381%, to $9,138 for the three months ended March 31, 2004, as compared to $1,900 for the three months ended March 31, 2003. This increase is the result of completion of Phase I manufacturing facility construction in later 2003.

Reverse Merger Costs. Reverse merger costs relating to the Company's March 2004 merger with a United States public company were $1,397,981 for the three months ended March 31, 2004, including non-cash costs relating to the issuance of stock options and warrants of $1,114,380. The Company did not have any reverse merger costs for the three months ended March 31, 2003.

Interest Income (Expense), Net. Interest expense increased $14,592, or 4,692%, to $14,903 for the three months ended March 31, 2004, as compared to interest income of $311 for the three months ended March 31, 2003. This increase is due to increased borrowing during the three months ended March 31, 2004.

Amortization of Beneficial Conversion Feature of Convertible Note Payable. On January 25, 2004, the Company entered into a convertible loan agreement for $500,000, with interest at 12%, payable at maturity. The loan matures on September 25, 2004. As part of the loan terms, the lender has the right to convert the loan into shares of the Company's common stock at $0.25 per share at any time prior to the maturity date, subject to the Company completing a reverse merger transaction in the United States, which was accomplished in March 2004. The fair value of this beneficial conversion feature was determined to be $500,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of the Company's common stock of $0.60 per share, and is being charged to operations as interest expense from January 25, 2004 through September 25, 2004, which resulted in a charge to operations of $125,000 for the three months ended March 31, 2004.

Net Loss. Net loss increased $1,591,597 to $1,650,247 for the three months ended March 31, 2004, as compared to $58,650 for the three months ended March 31, 2003. The increased net loss in the current period is primarily the result of charges related to the reverse merger, consulting and professional fees, and convertible notes.

June 5, 2002 (Inception) to March 31, 2004 (Cumulative):

Net Sales. Net sales were $93,489 for the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative).

Cost of Sales. Cost of sales was $61,305 for the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative), including depreciation and amortization of $26,150.

Gross Profit. Gross profit was $32,184 or 34% of net sales for the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative).

Consulting and Professional Fees. Consulting and professional fees were $597,490 for the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative), including non-cash costs relating to the issuance of common stock in December 2003 of $425,000.

Directors' Compensation. Directors' compensation was $356,715 for the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative), including non-cash costs relating to the issuance of common stock in December 2003 of $325,000.

General and Administrative. General and administrative expense was $443,482 for the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative). General and administrative expense includes salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.

Research and Development. Research and development expense was $82,139 for the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative).

Depreciation and Amortization. Depreciation and amortization, excluding depreciation and amortization included in cost of sales, was $28,028 for the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative).

Reverse Merger Costs. Reverse merger costs relating to the Company's March 2004 merger with a United States public company were $1,448,317 for the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative), including non-cash costs relating to the issuance of stock options and warrants of $1,114,380.

Interest Income (Expense), Net. Interest expense was $27,383 for the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative).

Amortization of Beneficial Conversion Feature of Convertible Note Payable. On January 25, 2004, the Company entered into a convertible loan agreement for $500,000, with interest at 12%, payable at maturity. The loan matures on September 25, 2004. As part of the loan terms, the lender has the right to convert the loan into shares of the Company's common stock at $0.25 per share at any time prior to the maturity date, subject to the Company completing a reverse merger transaction in the United States, which was accomplished in March 2004. The fair value of this beneficial conversion feature was determined to be $500,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of the Company's common stock of $0.60 per share, and is being charged to operations as interest expense from January 25, 2004 through September 25, 2004, which resulted in a charge to operations of $125,000 for the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative).

Net Loss. Net loss was $3,076,370 for the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative).

Liquidity and Capital Resources:

Since inception in 2002, the Company has relied on the proceeds from the sale of its equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of its business plan and operations. During the three months ended March 31, 2004, the Company raised $500,000 in the form a convertible note payable.

The Company is in the development stage and will require additional capital to fund its business plan, and is continuing to develop its manufacturing facility and has not generated significant revenues from its planned principal operations.

During the year ending December 31, 2004, the Company intends to raise additional capital through the issuance of debt or equity securities to fund the development of its planned business operations, although there can be no assurances that the Company will be successful in this regard. There can be no assurances that the Company will be able to obtain sufficient funds to allow it to continue its operations during the remainder of 2004.

At March 31, 2004 and December 31, 2003, the Company had cash of $10,910 and $48,730, respectively. At March 31, 2004 and December 31, 2003, the Company's net working capital deficiency was $965,294 and $585,313, respectively, reflecting current ratios of .42:1 and .53:1, respectively, at such dates. During April 2004, the Company borrowed $200,000 pursuant to a three-month convertible note payable.

During the three months ended March 31, 2004, the Company's operations utilized cash of $559,463, as compared to $53,040 for the three months ended March 31, 2004, as a result of an increased level of business activity and the costs associated with operating a public company. For the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative), the Company's operations utilized cash of $783,303.

During the three months ended March 31, 2004, the Company utilized $8,752 in investing activities, as compared to $388,848 for the three months ended March 31, 2003, for the purchase of property and equipment. For the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative), the Company utilized $1,521,268 in investing activities for the purchase of property and equipment.

During the three months ended March 31, 2004, the Company generated $530,395 from financing activities, consisting of the proceeds from a convertible note payable of $500,000, a decrease in restricted cash of $100,000 and an increase in long-term borrowings of $21,021, offset in part by the repayment of short-term loans of $90,626.

During the three months ended March 31, 2003, the Company generated $300,328 from financing activities through an increase in long-term borrowings.

For the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative), the Company generated $2,315,581 from financing activities, consisting of the proceeds from the sale of common stock of $465,000, the proceeds from convertible notes payable of $600,000, the proceeds from short-term borrowings of $283,930 and the proceeds from long-term borrowings of $1,257,277, offset in part by the repayment of short-term loans of $90,626 and an increase in restricted cash of $200,000.

The short-term loans are secured by restricted cash in the form of a bank certificate of deposit denominated in United States dollars.

Long-term borrowings consist primarily of unsecured, non-interest bearing notes payable to the local PRC government that do not mature until three years after the Company's PRC operations reach defined levels of profitability.

Inflation and Currency Matters:

In the most recent decade, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. The Company conducts virtually all of its business in China and, accordingly, the sale of its products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the USD would adversely affect the Company's financial performance when measured in USD. Although prior to 1994 the RMB experienced significant devaluation against the USD, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People's Bank of China.

As China has recently been admitted as a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate currency conversion restrictions, which may in turn increase the exchange rate fluctuation of the RMB. Should there be any major change in the central government's currency policies, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in RMB.

Although prior to 1994 the RMB experienced significant devaluation against the US$, the RMB has remained fairly stable since then. The exchange rate was approximately US$1.00 to RMB 8.30 at March 31, 2004 and December 31, 2003.

Commitments and Contingencies:

The Company has the following material contractual obligations and capital expenditure commitments:

On April 12, 2004, the Company entered into an agreement with China Agricultural University to acquire patent no. ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing", which was originally granted by the PRC Patent Bureau on July 12, 1996. The purchase consideration is approximately $720,612, of which $60,408 was paid at signing of the agreement and an additional $30,204 will be paid within five days of the completion of the issuance of a notice regarding the patent right holder alternate registration by the PRC Patent Bureau. In addition, the Company will issue 1,000,000 shares of common stock at an agreed-upon value of $0.63 per share, the fair market value on April 12, 2004 (aggregate value $630,000) within two months of the completion of the issuance of a notice regarding the patent right holder alternate registration by the PRC Patent Bureau.

Off-Balance Sheet Arrangements:

At March 31, 2004, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Recent Accounting Pronouncements:

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on the Company's financial statement presentation or disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company implemented the disclosure provisions of FIN 45 in its December 31, 2002 consolidated financial statements, and the measurement and recording provisions of FIN 45 effective January 1, 2003. The implementation of the provisions of FIN 45 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. The implementation of the provisions of FIN 46R in 2003 did not have a significant effect on the Company's consolidated financial statement presentation or disclosures.

Related Party Transactions:

China Star Investment Group is a company which is 10% owned by a major stockholder of the Company. The balance due to China Star at December 31, 2002 of $26,902 was primarily related to pre-operating costs that China Star paid on behalf of the Company before it was incorporated in the PRC. The balance due from China Star at December 31, 2003 of $30,574 resulted from unsecured, non-interest bearing cash advances which are due on demand.

In October 2003, the Company obtained a $100,000 loan from China Star. The loan was scheduled to mature on October 20, 2004, and bears interest at 12% per annum, payable at maturity. As part of the loan terms, China Star had the right to convert the loan into shares of the Company's common stock at $0.25 per share at any time prior to the maturity date, subject to the Company completing a reverse merger transaction in the United States, which was accomplished in March 2004. China Star has waived this conversion right.

During the three months ended March 31, 2004, the $30,574 due from China Star was offset against the $100,000 loan payable to China Star, resulting in a liability to China Star of $69,426 at March 31, 2004.

Cautionary Statements and Risk Factors:

The Company operates in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond the combined company's control. Additional risks and uncertainties not presently known to us, or that are not currently believed to be important to you, if they materialize, also may adversely affect the combined company. The accompanying information contained in these Risk Factors identifies important factors that could cause such differences.

RISKS RELATED TO OUR BUSINESS

INVESTORS MAY NOT BE ABLE TO ADEQUATELY EVALUATE OUR BUSINESS DUE TO OUR SHORT OPERATING HISTORY. We have been recently organized and have only been operating our current business since November 2003, providing a limited period for investors to evaluate its business model. Because of this lack of operating history and the uncertain nature of the rapidly changing markets that we serve, we believe the prediction of future results of operation is difficult. We have generated no revenue and incurred net operating losses since inception. We expect to continue to have operating losses for the foreseeable future as it furthers its research and continues to conduct product tests. There can be no assurances that any of the intellectual property or products intended to be developed by us will be marketed successfully or that ultimately we can develop a sufficiently large production capacity and sufficiently large customer demand to operate on a profitable basis. Until sufficient cash flow is generated from operations, we will have to utilize our capital resources or external sources of funding to satisfy its working capital needs. Furthermore, our prospects must be evaluated in light of risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of their development.

OUR BUSINESS IS SUBJECT TO FLUCTUATIONS WHICH MAY RESULT IN VOLATILITY OR HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF THE REGISTRANT'S STOCK. Our business is subject to seasonal fluctuations due to growing seasons in different markets. Our past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including: the timing and size of orders from major customers; budgeting and purchasing cycles of customers; the timing of enhancements to products or new products introduced by us or our competitors; changes in pricing policies made by us, our competitors or suppliers, including possible decreases in average selling prices of products in response to competitive pressures; market acceptance of enhanced versions of our products; the availability and cost of key components; the availability of development capacity; and fluctuations in general economic conditions. We may also choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may have a material adverse effect on our business, financial condition and results of operations. This fluctuation may result in volatility or have an adverse effect on the market price of our common stock.

OUR SUCCESS DEPENDS IN PART ON ITS SUCCESSFUL DEVELOPMENT AND SALE OF PRODUCTS IN THE RESEARCH AND DEVELOPMENT STAGE. Many of our product candidates are in the research and development stage. The successful development of new products is uncertain and subject to a number of significant risks. Potential products that appear to be promising at early states of development may not reach the market for a number of reasons, including but not limited to, the cost and time of development. Potential products may be found to be ineffective or cause harmful side effects, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical or fail to achieve market acceptance. Our proprietary products may not be commercially available for a number of years, if at all.

There can be no assurance that any of our intended products will be successfully developed or that we will achieve significant revenues from such products even if they are successfully developed. Our success is dependent upon its ability to develop and market our products on a timely basis. There can be no assurance that we will be successful in developing or marketing such products taking advantage of the perceived demand for such products. In addition, there can be no assurance that products or technologies developed by others will not render our products or technologies non-competitive or obsolete.

FAILURE TO ADEQUATELY EXPAND TO ADDRESS EXPANDING MARKET OPPORTUNITIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS. We anticipate that a significant expansion of operations will be required to address potential market opportunities. There can be no assurances that we will expand our operations in a timely or sufficiently large manner to capitalize on these market opportunities. The anticipated substantial growth is expected to place a significant strain on its managerial, operational and financial resources and systems. While management believes it must implement, improve and effectively use our operational, management, research and development, marketing, financial and employee training systems to manage anticipated substantial growth, there can be no assurances that these practices will be successful.

OUR SUCCESS DEPENDS IN PART UPON OUR ABILITY TO RETAIN AND RECRUIT KEY PERSONNEL. Our success is highly dependent upon the continued services of our executive officers and key product development personnel, including without limitation, Wei Li, Da-chang Ju, Lian-jun Luo and James Nian Zhan. Given the intense competition for qualified management and product development personnel in our industry, the loss of the services of any key management or product development personnel may significantly and detrimentally affect our business and prospects. There is no assurance that we will be able to retain these personnel, and it may be time consuming and costly to recruit qualified personnel.

WE CURRENTLY DO NOT HAVE SUFFICIENT REVENUES TO SUPPORT OUR BUSINESS ACTIVITIES AND, IF OPERATING LOSSES CONTINUE, WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING TO OPERATE OUR BUSINESS. We require substantial working capital to fund our business. Because we currently do not have sufficient revenues to support our business activities, and if operating losses continue, we may be required to raise additional capital to fund our operations and finance our research and development activities. Funding, whether from a public or private offering of debt or equity, a bank loan or a collaborative agreement, may not be available when needed or on favorable terms. Any equity financing could result in dilution to the existing stockholders. Debt financing will result in interest expense, and if convertible into equity, could also dilute then-existing stockholders. We may also be subject to various restrictive covenants which could significantly limit our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment. If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we may have to limit, delay, scale back or eliminate our research and development activities or future operations. Any of the foregoing may adversely affect our business.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO EFFECTIVELY RECEIVE AND USE OUR REVENUE. Because almost all of our future revenues may be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund our business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions

CHANGES IN CHINA'S POLITICAL, SOCIAL, ECONOMIC OR LEGAL SYSTEMS COULD MATERIALLY HARM OUR BUSINESS. All of our manufacturing and production is conducted in China. Consequently, an investment in our common stock may be adversely affected by the political, social and economic environment in China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Our business and prospects are dependent upon agreements and regulatory approval with various entities controlled by Chinese governmental instrumentalities. Our operations and prospects would be materially and adversely affected by the failure of such governmental entities to grant necessary approvals or honor existing contracts, and, if breached, it might be difficult to enforce these contracts in China. In addition, the legal system of China relating to foreign investments is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances. In addition, our Shandong facility currently enjoys favorable governmental treatment and support. There is no guarantee that such preferential treatment and support will continue.

A SLOW-DOWN IN THE CHINESE ECONOMY MAY SLOW DOWN OUR GROWTH AND PROFITABILITY. The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any recessionary conditions will not have a negative effect on our business. Several years ago, the Chinese economy experienced deflation, which may reoccur in the foreseeable future. In addition, if an outbreak of SARS recurs, it may cause a decrease in the level of economic activity and may adversely affect economic growth in China, Asia and elsewhere in the world. The performance of the Chinese economy overall affects our profitability as expenditures for agricultural technological products may decrease due to slowing domestic demand.

OUR ABILITY TO GENERATE REVENUES COULD SUFFER IF THE CHINESE AG-BIOTECHNOLOGY MARKET DOES NOT DEVELOP AS ANTICIPATED. The agriculture-biotechnology market in China, the primary market in which we do business, is in its infant stage. It is expected that though the market opportunity looks promising, it will take time to develop the market. Successful development of the ag-biotechnology market in China depends on the following: continuation of governmental and consumer trends favoring the use of products and technologies designed to create sustainable agriculture; educating the Chinese agricultural community and consumers about the uses of ag-biotechnology products; and certain institutional developments such as governmental agricultural subsidies designed to promote the use of environmentally friendly ag-biotechnological products. There are no assurances that these trends will continue, governmental subsidies will be offered, or that the Chinese agricultural community and consumers will be successfully educated about the uses of ag-biotechnology products. The conduct of business in the ag-biotechnology market involves high risks. There can be no assurances that the ag-biotechnology market in China will develop sufficiently to facilitate our profitable operation. Existing competitors and new entrants in the ag-biotechnology market are expected to create fierce competition in the future as the market evolves. Competitors and new entrants may introduce new products into the market that may detrimentally affect sales of our existing products, and consequently our revenues.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND MAY BE EXPOSED TO INFRINGEMENT CLAIMS FROM THIRD PARTIES. Our success will depend in part on our ability to obtain patent protection for its technology, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. We have filed several patents with the Chinese government and plan to file several patents with the U.S. Patent &Trademark Office. We may file other patent applications as it deems appropriate. There can be no assurance that the patents applied for will be reviewed in a timely manner, that any additional patents will issue or that any patents issued will afford meaningful protection against competitors with similar technology or that any patents issued will not be challenged by third parties. There also can be no assurance that others will not independently develop similar technologies, duplicate our technologies or design around our technologies whether or not patented. There also can be no assurance that we will have sufficient resources to maintain a patent infringement lawsuit should anyone be found or believed to be infringing its patents. There also can be no assurance that the technology ultimately used by us will be covered in any additional patent issued from its pending patent application or other patent applications which it may file. We do not believe that our technology infringes on the patent rights of third parties. However, there can be no assurance that certain aspects of our technology will not be challenged by the holders of other patents or that we will not be required to license or otherwise acquire from third parties the right to use additional technology. The failure to overcome such challenges or obtain such licenses or rights on acceptable terms could have a material adverse affect on us, its business, results of operations and financial condition.

The processes and know-how of importance to our technology are dependent upon the skills, knowledge and experience of our technical personnel, consultants and advisors and such skills, knowledge and experience are not patentable. To help protect our rights, we require employees, significant consultants and advisors with access to confidential information to enter into confidentiality and proprietary rights agreements. There can be no assurance, however, that these agreements will provide adequate protection for our trade secrets, know-how or proprietary information in the event of any unauthorized use or disclosure. There can be no assurance that we will be able to obtain a license for any technology that we may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost. The cost of obtaining and enforcing patent protection and of protecting proprietary technology may involve a substantial commitment of our resources. Any such commitment may divert resources from other areas of our operations. We may be required to license or sublicense certain technology or patents in order to commence operations. There can be no assurance that we will be able to obtain any necessary licenses or to do so on satisfactory terms. In addition, we could incur substantial costs in defending ourselves against suits brought by other parties for infringement of intellectual property rights.

WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION, THE DEFENSE OF WHICH COULD ADVERSELY IMPACT OUR BUSINESS OPERATIONS. We may, from time to time, become involved in litigation regarding patent and other intellectual property rights. From time to time, we may receive notices from third parties of potential infringement and claims of potential infringement. Defending these claims could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us, or at all. In addition, third parties may attempt to appropriate the confidential information and proprietary technologies and processes used in our business, which we may be unable to prevent and would harm the businesses and prospects.

WE FACE TECHNICAL RISKS ASSOCIATED WITH COMMERCIALIZING OUR TECHNOLOGY WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS RESULTS AND OPERATIONS. A key to our future success is the ability to produce our Ph-BC series of products at lower costs than our competitors. Although we are currently utilizing our proprietary technology to produce such products at lower costs, our method for producing such products on a commercial basis has only recently begun. Further, although results from recent independent tests and our early production results have been encouraging, the ability of our technology to commercially produce such products at consistent levels is still being evaluated. There can be no assurance that we will continue to produce such products at lower costs than our competitors, nor that our technology will be able to commercially produce such products at consistent levels.

RISKS RELATED TO CAPITAL STRUCTURE

IF AN ACTIVE TRADING MARKET FOR THE REGISTRANT'S SECURITIES DOES NOT REMAIN IN EXISTENCE, THE MARKET PRICE OF THE REGISTRANT'S SECURITIES MAY DECLINE AND SHAREHOLDERS' LIQUIDITY MAY BE REDUCED. Although our common stock trades on the OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The OTC Bulletin Board is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

     o    the issuance of new equity securities;

     o    changes in interest rates;

     o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     o    variations in quarterly operating results;

     o    change in financial estimates by securities analysts;

     o    the depth and liquidity of the market for Registrant's common stock;

     o investor perceptions of our company and the ag-biotechnology industry generally; and

     o    general economic and other conditions.

THE POTENTIAL DESIGNATION OF THE REGISTRANT'S COMMON STOCK AS "PENNY STOCK" COULD IMPACT THE TRADING MARKET FOR THE REGISTRANT'S COMMON STOCK. Our common stock could be considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share;
(ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

BROKER-DEALER REQUIREMENTS IMPOSED BY THE DESIGNATION OF THE REGISTRANT'S COMMON STOCK AS "PENNY STOCK" MAY AFFECT THE TRADING MARKET FOR THE REGISTRANT'S COMMON STOCK. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of the Registrant's common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART II.  OTHER INFORMATION


ITEM 4. CHANGES IN SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On March 12, 2004, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 11, 2004, by and among Kiwa (formerly Tintic Gold Mining Company), TTGM Acquisition Corporation, a Utah corporation and wholly-owned subsidiary of Kiwa ("Merger Sub"), and Kiwa Bio-Tech Products Group Ltd., a privately-held corporation organized in the British Virgin Islands ("Kiwa Bio-Tech"), Merger Sub merged with and into Kiwa Bio-Tech with Kiwa Bio-Tech surviving as a wholly-owned subsidiary of Tintic (the "Merger"). In exchange for 100% of the issued and outstanding shares of Kiwa Bio-Tech, the Kiwa Bio-Tech stockholders were issued 30,891,676 shares of Tintic's common stock.

The Company assumed 1,852,501 stock options issuable by Kiwa Bio-Tech at March 12, 2004.

In conjunction with the March 2004 reverse merger transaction, the Company issued the following equity-based consideration:

Effective March 11, 2004, the Company issued a warrant to its financial advisor to purchase 1,747,000 shares of common stock exercisable at $0.20 per share six years.

Effective March 30, 2004, the Company issued a stock option to a consultant to purchase 300,000 shares of common stock exercisable at $0.20 per share for ten years.

The shares of common stock, stock options and warrants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)  Reports on Form 8-K

Three Months Ended March 31, 2004:

Current Report on Form 8-K filed on March 29, 2004 (Event date: March 12, 2004), reporting Item 1, 2 and 7.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  KIWA BIO-TECH PRODUCTS GROUP CORPORATION
                                  ----------------------------------------
                                                (Registrant)



                                       /s/ WEI LI
Date:  May 19, 2004               By:  ___________________________
                                       Wei Li
                                       Chief Executive Officer



                                       /s/ LIAN-JUN LUO
Date:  May 19, 2004               By:  ___________________________
                                       Lian-jun Luo
                                       Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number    Description of Document
------    -----------------------


2.1 Agreement and Plan of Merger dated as of March 12, 2004, by and among Tintic Gold Mining Company, TTGM Acquisition Corporation and Kiwa Bio-Tech Products Group Ltd., previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 12, 2004, and incorporated herein by reference.

3.1 Second Amended and Restated Articles of Incorporation of Kiwa Bio-tech Products Group Corporation (formerly Tintic Gold Mining Company).

3.2 Articles of Amendment of Articles of Incorporation of Kiwa Bio-tech Products Group Corporation.

10.1 Common Stock Warrant issued March 11, 2004 to Westpark Capital, Inc. to purchase 1,747,000 shares of common stock.

10.2 Convertible Loan Agreement dated January 25, 2004 for $500,000 between Kiwa Bio-Tech Products Group Corporation and Kao Ming Investment Company.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002