Form 10QSB
period 2004-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2004-08-20
CIK 1159275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        COMMISSION FILE NUMBER: 000-33167

                    KIWA BIO-TECH PRODUCTS GROUP CORPORATION

        (Exact name of small business issuer as specified in its charter)



              Delaware                                         84-0448400
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


      17700 CASTLETON STREET, SUITE 589, CITY OF INDUSTRY, CALIFORNIA 91748
                    (Address of principal executive offices)

                    Issuer's telephone number: (626) 964-3232


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2004, the Company had 37,805,248, shares of common stock issued and outstanding.

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

         Condensed Consolidated Balance Sheets - June 30, 2004
         (Unaudited) and December 31, 2003.....................................3

         Condensed Consolidated Statements of Operations (Unaudited)-
         Three Months and Six Months Ended June 30, 2004 and 2003,
         and June 5, 2002 (Inception) to June 30, 2004 (Cumulative)............5

         Condensed Consolidated Statement of Stockholders' Equity
         (Deficiency) -June 5, 2002 (Inception) to June 30, 2004
         (Cumulative)..........................................................6

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Six Months Ended June 30, 2004 and 2003, and June 5, 2002
         (Inception) to June 30, 2004 (Cumulative).............................9

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)- Six Months Ended June 30, 2004 and 2003,
         and June 5, 2002 (Inception) to June 30, 2004 (Cumulative)...........11

Item 2.  Management's Discussion and Analysis or Plan of Operation............18

Item 3.  Controls and Procedures..............................................29


PART II. OTHER INFORMATION....................................................30

Item 2.  Changes in Securities, Use of Proceeds and Small Business
         Issuer Purchases of Equity Securities................................30

Item 4.  Submission of Matters to a Vote of Security Holders..................30

Item 6.  Exhibits and Reports on Form 8-K.....................................30


SIGNATURES....................................................................31

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  June 30,          December 31,
                                                    2004                2003
                                                 -----------        -----------
                                                 (Unaudited)

ASSETS

Current assets:
  Cash ...................................      $    296,808        $    48,730
  Restricted cash ........................              --              300,000
  Accounts receivable.....................           236,159             45,235
  Inventories ............................           129,313            135,201
  Due from related party .................              --               30,574
  Other current assets ...................           222,269            109,811
                                                 -----------        -----------
Total current assets .....................           884,549            669,551
                                                 -----------        -----------

Property and equipment:
  Buildings ..............................         1,045,599          1,045,599
  Machinery and equipment ................           320,951            312,784
  Automobiles ............................           101,321             97,485
  Construction in process ................            44,535             45,108
  Office equipment .......................            16,725             11,640
                                                 -----------        -----------
                                                   1,529,131          1,512,616
  Less accumulated depreciation ..........           (73,194)           (35,468)
                                                 -----------        -----------
                                                   1,455,937          1,477,148
                                                 -----------        -----------
   Deposits................................           30,204               --
                                                 -----------        -----------
 Total assets ............................       $ 2,370,690        $ 2,146,699
                                                 ===========        ===========


                                   (continued)

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                                                    June 30,        December 31,
                                                      2004              2003
                                                   -----------      -----------
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    expenses .................................     $   873,991      $   737,636
  Short-term loans ...........................            --            283,930
  Due to related party .......................          71,020             --
  Convertible notes payable -
    Related party ............................            --            100,000
  Current portion of long-term
    liabilities ..............................          73,086          133,298
                                                   -----------      -----------
Total current liabilities ....................       1,018,097        1,254,864
                                                   -----------      -----------

Long-term liabilities, less current portion:
    Unsecured notes payable ..................       1,389,443        1,063,226
    Bank notes payable .......................          33,344           39,732
                                                   -----------      -----------
                                                     1,422,787        1,102,958
                                                   -----------      -----------

Commitments and contingencies

Stockholders' deficiency:
Common stock, $0.001 par value -
  Authorized - 50,000,000 shares
  Issued and outstanding - 37,805,248
    shares and 30,891,676 shares at
    June 30, 2004 and December 31,
    2003, respectively .......................          37,805           30,892
Additional paid-in capital ...................       3,725,325        1,184,108
Deficit accumulated during the
  development stage ..........................      (3,833,324)      (1,426,123)
                                                   -----------      -----------
Total stockholders' deficiency ...............         (70,194)        (211,123)
                                                   -----------      -----------
Total liabilities and
  stockholders' deficiency ...................     $ 2,370,690      $ 2,146,699
                                                   ===========      ===========


See accompanying notes to condensed consolidated financial statements.

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                                       June 5, 2002
                                     Three Months Ended June 30,        Six Months Ended June 30,     (Inception) to
                                   ------------------------------     ----------------------------     June 30, 2004
                                       2004             2003              2004            2003         (Cumulative)
                                   ------------      ------------     ------------    ------------     ------------
Net sales ......................   $    239,759      $       --      $    293,217     $       --       $    333,248
Cost of sales ..................         76,290              --           107,301             --            137,595
                                   ------------      ------------    ------------     ------------     ------------
Gross profit ...................        163,469              --           185,916             --            195,653
                                   ------------      ------------    ------------     ------------     ------------

Operating expenses:
  Consulting and professional
    fees .......................         69,573              --            99,460             --            667,063
  Directors' compensation ......         11,599            13,931          20,298           17,555          368,314
  General and administrative ...        201,444            42,705         275,988           86,422          644,924
  Research and development .....         14,210            17,184          26,751           26,904           96,350
  Depreciation and amortization.          8,397             1,761          17,535            3,661           36,425
  Reverse merger costs .........         19,453              --         1,417,434             --          1,467,770
                                   ------------      ------------    ------------     ------------     ------------
  Total costs and expenses .....        324,676            75,581       1,857,466          134,542        3,280,846
                                   ------------      ------------    ------------     ------------     ------------
                                       (161,207)          (75,581)     (1,671,550)        (134,542)      (3,085,193)
                                   ------------      ------------    ------------     ------------     ------------

Interest income (expense), net..        (20,748)              297         (35,651)             609          (48,131)
Amortization of beneficial
  conversion feature of
  convertible notes payable ....       (575,000)             --          (700,000)            --           (700,000)
                                   ------------      ------------    ------------     ------------     ------------

Net loss .......................   $   (756,955)     $    (75,284)   $ (2,407,201)    $   (133,933)    $ (3,833,324)
                                   ============      ============    ============     ============     ============


Net loss per common share -
  basic and diluted ............   $      (0.02)     $     (0.01)    $     (0.07)     $      (0.01)
                                   ============      ============    ============     ============

Weighted average number
  of common shares
  outstanding -
  basic and diluted ............     35,669,259        12,356,670      33,617,015       12,356,670
                                   ============      ============    ============     ============


See accompanying notes to condensed consolidated financial statements.

                  KIWA BIO-TECH PRODUCTS GROUP AND SUBSIDIARIES
                          (A Development Stage Company)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (Unaudited)
             June 5, 2002 (Inception) to June 30, 2004 (Cumulative)

                                                                  Deficit
                                                                Accumulated                 Total
                            Common Stock           Additional    During the    Deferred  Stockholders'
                      -------------------------     Paid-in     Development    Interest     Equity
                         Shares        Amount       Capital        Stage       Expense   (Deficiency)
                      -----------   -----------   -----------   -----------    --------  -----------
Issuance of
  common stock ....    12,356,670   $    12,357   $   452,643   $    --        $  --     $   465,000

Net loss for the
  period from
  June 5, 2002
  (Inception) to
  December 31, 2002        --            --            --           (70,884)      --         (70,884)
                      -----------   -----------   -----------   -----------    --------  -----------
Balance,
  December 31, 2002    12,356,670        12,357       452,643       (70,884)      --         394,116
Shares issued to
  consultants for
  services ........    10,503,170        10,503       414,497        --           --         425,000

Shares issued to
  directors as
  directors'
  compensation ....     8,031,836         8,032       316,968        --           --         325,000

Net loss for the
  year ended
  December 31, 2003        --            --            --        (1,355,239)      --      (1,355,239)
                      -----------   -----------   -----------   -----------    --------  -----------
Balance,
  December 31, 2003    30,891,676        30,892     1,184,108    (1,426,123)      --        (211,123)


                                   (continued)

                  KIWA BIO-TECH PRODUCTS GROUP AND SUBSIDIARIES
                          (A Development Stage Company)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                            (Unaudited) (Continued)
             June 5, 2002 (Inception) to June 30, 2004 (Cumulative)

                                                                  Deficit
                                                                Accumulated                 Total
                            Common Stock           Additional    During the    Deferred  Stockholders'
                      -------------------------     Paid-in     Development    Interest     Equity
                         Shares        Amount       Capital        Stage       Expense   (Deficiency)
                      -----------   -----------   -----------   -----------    --------  -----------
Shares retained
  by public
  shareholders
  in March 2004
  reverse merger
  transaction ........  4,038,572         4,038        (4,038)        --           --          --

Issuance of warrants
  in conjunction
  with March 2004
  reverse merger
  transaction ........     --            --           943,380         --           --        943,380

Issuance of stock
  options to
  consultant in
  conjunction with
  March 2004 reverse
  merger transaction .     --            --           171,000         --           --        171,000

Beneficial
  conversion feature
  of convertible note
  payable funded on
  January 25, 2004 ...     --            --           500,000         --       (500,000)       --


                                   (continued)

                  KIWA BIO-TECH PRODUCTS GROUP AND SUBSIDIARIES
                          (A Development Stage Company)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                            (Unaudited) (Continued)
             June 5, 2002 (Inception) to June 30, 2004 (Cumulative)

                                                                 Deficit
                                                               Accumulated                      Total
                           Common Stock           Additional    During the      Deferred     Stockholders'
                     -------------------------     Paid-in     Development      Interest       Equity
                        Shares        Amount       Capital        Stage         Expense      (Deficiency)
                     -----------   -----------   -----------   -----------    -----------    -----------
Beneficial
  conversion
  feature of
  convertible
  note payable
  funded on
  April 7, 2004 ..          --            --         200,000          --         (200,000)          --

Amortization
  of beneficial
  conversion
  feature of
  convertible
  notes payable ..          --            --            --            --          700,000        700,000

Shares issued
  upon conversion
  of convertible
  notes payable ..     2,800,000         2,800       697,200          --             --          700,000

Shares issued
  to a consultant
  for services ...        75,000            75        33,675          --             --           33,750


Net loss for the
  six months ended
  June 30, 2004 ..          --            --            --      (2,407,201)          --       (2,407,201)
                     -----------   -----------   -----------   -----------    -----------    -----------
Balance,
  June 30, 2004 ..    37,805,248   $    37,805   $ 3,725,325   $(3,833,324)   $      --      $   (70,194)
                     ===========   ===========   ===========   ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                  KIWA BIO-TECH PRODUCTS GROUP AND SUBSIDIARIES
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                           Six Months Ended         June 5, 2002
                                               June 30,           (Inception) to
                                      --------------------------   June 30, 2004
                                         2004           2003        (Cumulative)
                                      -----------    -----------    -----------


Cash flows from operating
   activities:
Net loss ..........................   $(2,407,201)   $  (133,933)   $(3,833,324)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Issuance of common stock
    to consultants for services ...          --             --          425,000
  Issuance of common stock for
    directors' compensation .......          --             --          325,000
  Issuance of securities for
    reverse merger costs ..........     1,114,380           --        1,114,380
  Depreciation and amortization ...        37,726          4,223         73,194
  Amortization of prepaid
    consulting fee ................         3,538           --            3,538
  Amortization of beneficial
    conversion feature of
    convertible notes payable......       700,000           --          700,000
  Changes in operating assets
    and liabilities:
    (Increase) decrease in:
      Accounts receivable .........      (190,924)          --         (236,159)
      Inventories .................         5,888        (40,800)      (129,313)
      Other current assets ........      (111,225)      (191,658)      (221,036)
      Deposits ....................       (30,204)       25,794         (30,204)
      Due from related party ......        30,574           --          (26,902)
    Increase (decrease) in:
      Accounts payable and
        accrued liabilities .......       136,355            985        873,991
      Due to related party ........           --         (26,902)        26,902
                                      -----------    -----------    -----------
Net cash used in operating
  activities ......................      (711,093)      (362,291)      (934,934)
                                      -----------    -----------    -----------


Cash flows from investing
  activities:
  Purchase of property and
    equipment .....................       (16,516)      (654,868)    (1,529,131)
                                      -----------    -----------    -----------
Net cash used in investing
  activities ......................       (16,516)      (654,868)    (1,529,131)
                                      -----------    -----------    -----------

                                   (continued)

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)



                                          Six Months Ended         June 5, 2002
                                              June 30,            (Inception) to
                                    ---------------------------    June 30, 2004
                                         2004           2003       (Cumulative)
                                    -----------     -----------     -----------

Cash flows from financing activities:
  Decrease in restricted cash ..        300,000            --              --
  Proceeds from (repayment of)
   short-term loans ............       (283,930)         96,657            --
  Proceeds from convertible
   notes payable ...............        700,000            --           800,000
  Proceeds from long-term
    borrowings .................        326,415         725,124       1,566,497
  Repayment of long-term
    borrowings .................        (66,798)         (3,826)        (70,624)
  Proceeds from sale of
    common stock ...............           --              --           465,000
                                    -----------     -----------     -----------
Net cash provided by
  financing activities .........        975,687         817,955       2,760,873
                                    -----------     -----------     -----------

Cash:
  Net increase (decrease) ......        248,078        (199,204)        296,808
  Balance at beginning of period         48,730         522,057            --
                                    -----------     -----------     -----------
  Balance at end of period .....    $   296,808     $   322,853     $   296,808
                                    ===========     ===========     ===========



Supplemental Disclosures of
  Cash Flow Information:

Cash paid for interest .........    $     7,085     $      --       $    15,606
                                    ===========     ===========     ===========

Cash paid for taxes ............    $      --       $      --       $      --
                                    ===========     ===========     ===========

Non-cash investing and financing
  activities:

Issuance of common stock for
  convertible notes payable ....    $   700,000     $      --       $   700,000

Transfer from convertible notes
   payable to due to related
   party ........................   $   100,000     $      --       $   100,000
                                    ===========     ===========     ===========


See accompanying notes to condensed consolidated financial statements.

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
   Three Months and Six Months Ended June 30, 2004 and 2003, and June 5, 2002
                   (Inception) to June 30, 2004 (Cumulative)


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

On June 3, 2004, a majority of the Company's stockholders approved by written consent the Company's reincorporation from Utah to Delaware. The reincorporation became effective on July 22, 2004.

Unless the context indicates otherwise, Kiwa and its wholly-owned subsidiaries, Kiwa Bio-Tech and Kiwa SD, are referred to herein collectively as the "Company".

Business - The Company intends to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for the agricultural, natural resources and environmental protection markets, primarily in the PRC. The Company intends to improve existing products and to develop new products. Activities to date have included conducting research and development, acquiring and developing intellectual property, raising capital, development of a manufacturing facility, identification of strategic acquisitions and execution of sales in selected major agricultural markets in the PRC. The Company's first product, a photosynthesis biological catalyst, was introduced in the PRC agricultural market in November 2003. The Company is still a development stage entity.

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

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
   Three Months and Six Months Ended June 30, 2004 and 2003, and June 5, 2002
                   (Inception) to June 30, 2004 (Cumulative)


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

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2004, the results of operations for the three months and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003. The consolidated balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

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

The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company incurred a net loss of $756,955, $2,407,201 and $1,355,239 during the three months and six months ended June 30, 2004 and the year ended December 31, 2003, respectively, and the Company's current liabilities exceeded its current assets by $133,548 and $585,313 and it had a stockholders' deficiency of $70,194 and $211,123 at June 30, 2004 and December 31, 2003, respectively. In addition, the Company is still in the development stage and will require additional capital to fund its business plan, and is continuing to develop its manufacturing facility and has not generated significant revenues from its planned principal operations. These factors create substantial doubt about the Company's ability to continue as a going concern.

As a result of the aforementioned conditions, the Company's registered independent public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2003, have included an explanatory paragraph in their opinion indicating that there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2004, the Company had obtained non-interest bearing loans from the local PRC government of approximately $1,390,000 on favorable repayment terms. These loans require the Company to begin repayment of the outstanding balance of these loans of approximately $1,060,000 at June 30, 2004 as our Chinese subsidiary becomes profitable and for the entire balance to be paid within three years. During the year ending December 31, 2004, the Company intends to raise additional capital through the issuance of debt or equity securities to fund the development of its planned business operations, although there can be no assurances that the Company will be successful in this regard.
There can be no assurances that the Company will be able to obtain sufficient funds to allow it to continue its operations during the remainder of 2004.

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
   Three Months and Six Months Ended June 30, 2004 and 2003, and June 5, 2002
                   (Inception) to June 30, 2004 (Cumulative)


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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants and convertible debt) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of June 30, 2004, potentially dilutive securities aggregated 2,047,000 shares of common stock, respectively. The loss per common share calculation for the three months and six months ended June 30, 2003 reflects the retroactive restatement of the stockholders' equity (deficiency) section of the balance sheet to reflect the March 2004 recapitalization of Kiwa Bio-Tech.

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

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
   Three Months and Six Months Ended June 30, 2004 and 2003, and June 5, 2002
                   (Inception) to June 30, 2004 (Cumulative)


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

The Company did not issue any stock options to its officers or management during the six months ended June 30, 2004.

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

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
   Three Months and Six Months Ended June 30, 2004 and 2003, and June 5, 2002
                   (Inception) to June 30, 2004 (Cumulative)


3.       Inventories

Inventories consisted of the following at June 30, 2004 and December 31, 2003:


                                     June 30, 2004               December 31,
                                      (Unaudited)                   2003
                                        --------                  --------

Raw materials                           $ 29,545                  $ 23,497
Work in progress                          25,780                   111,390
Finished goods                            73,988                       314
                                        --------                  --------
                                        $129,313                  $135,201
                                        ========                  ========

4.       Related Party Transactions with China Star Investment Group

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

In October 2003, the Company obtained a $100,000 loan from China Star. The loan was scheduled to mature on October 20, 2004, and bears interest at 12% per annum, payable at maturity. As part of the loan terms, China Star had the right to convert the loan into shares of the Company's common stock at $0.25 per share at any time prior to the maturity date, subject to the Company completing a reverse merger transaction in the United States, which was accomplished in March 2004. China Star has waived this conversion right. At June 30, 2004, there is a balance due to China Star of $71,020.

5.       Equity-Based Transactions

From June 5, 2002 (Inception) to June 30, 2004 (Cumulative), the Company has engaged in the following equity-based transactions:

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

e. Effective March 30, 2004, the Company issued a stock option to a consultant to purchase 300,000 shares of common stock exercisable at $0.20 per share for ten years. The fair value of this option was determined to be approximately
$0.57 per share pursuant to the Black-Scholes option pricing model. The aggregate fair value of such option of $171,000 was charged to operations as reverse

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
   Three Months and Six Months Ended June 30, 2004 and 2003, and June 5, 2002
                   (Inception) to June 30, 2004 (Cumulative)


merger costs during the three months ended March 31, 2004.

On January 25, 2004, the Company entered into a convertible loan agreement for $500,000, with interest at 12%, payable at maturity. The loan was scheduled to mature on September 25, 2004. As part of the loan terms, the lender has the right to convert the loan into shares of the Company's common stock at $0.25 per share at any time prior to the maturity date, subject to the Company completing a reverse merger transaction in the United States, which was accomplished in March 2004. On June 8, 2004, the lender converted the $500,000 loan into 2,000,000 shares of the Company's common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States.

The fair value of the beneficial conversion feature of this convertible loan was determined to be $500,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of the Company's common stock of $0.60 per share, and was recorded as deferred interest expense and charged to operations as interest expense from January 25, 2004 through the conversion date (June 8,2004), which resulted in a charge to operations of $281,250 for the six months ended June 30, 2004. The unamortized deferred interest expense of $218,750 as of the conversion date was charged to operations.

On March 12, 2004, the Company entered into a convertible loan agreement for $200,000, with interest at 12%, payable at maturity. The loan was scheduled to mature three months after funding. As part of the loan terms, the lender has the right to convert the loan into shares of the Company's common stock at $0.25 per share at any time prior to the maturity date, subject to the Company completing a reverse merger transaction in the United States, which was accomplished in March 2004. The loan was not funded until April 7, 2004. On June 8, 2004, the lender converted the $200,000 loan into 800,000 shares of the Company's common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States.

The fair value of the beneficial conversion feature of this convertible loan was determined to be $200,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of the Company's common stock of $0.60 per share, and was recorded as deferred interest expense and charged to operations as interest expense from April 7, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $133,333 for the six months ended June 30, 2004. The unamortized deferred interest expense of $66,667 as of the conversion date was charged to operations.

On April 12, 2004, the Company entered into an agreement with China Agricultural University to acquire patent no. ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing", which was originally granted by the PRC Patent Bureau on July 12, 1996. The purchase consideration is approximately $690,409, of which $30,204 was paid at signing of the agreement and an additional $30,204 is due to be paid within five days of the completion of the issuance of a notice regarding the patent right holder alternation registration by the PRC Patent Bureau. In addition, the Company will issue 1,000,000 shares of common stock at an agreed-upon value of $0.63 per share, the fair market value on April 12, 2004 (aggregate value $630,000) within two months of the completion of the issuance of a notice regarding the patent right holder alternation registration by the PRC Patent Bureau. The application for the patent right holder alternation registration was approved on July 30, 2004. The Company plans to utilize the patent to develop a new series of products that complement to its current products and create a comprehensive product pipeline. The $30,204 initial payment has been classified as a deposit in the condensed consolidated balance sheet at June 30, 2004.

On May 24, 2004, the Company entered into a contract with Cinapsys, Inc. to provide investor relations services. The engagement is for a period of twelve months and provides for a monthly retainer of $4,000 and the issuance of 75,000 shares of common stock. The Company recorded a prepaid expense of $33,750 based on the closing price of its common stock on the effective date of the agreement and is amortizing such amount to operations over the 12 month contract period.

6.       Major Customers and Suppliers

Three customers accounted for 53.5%, 8.9% and 5.6% of the Company's net sales and 62.0%, 7.3% and 4.6% of the Company's net sales for the three months and six months ended June 30, 2004 respectively. The Company did not have any sales for the three months and six months ended June 30, 2003.

Four suppliers accounted for 19.0%, 15.4%, 12.9% and 9.2% of the Company's net purchases and 17.9%, 15.4%, 12.9% and 12.3% of the Company's net purchases for the three months and six months ended June 30, 2004. The Company had minimal purchases for the three months and six months ended June 30, 2003.

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
   Three Months and Six Months Ended June 30, 2004 and 2003, and June 5, 2002
                   (Inception) to June 30, 2004 (Cumulative)


7.       Subsequent Events

On July 6, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Under the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically issue and sell to Cornell Capital Partners, LP common stock for a total purchase price of up to $10,000,000. The purchase price for the shares is equal to 99% of the market price, which is defined in the Standby Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance is subject to a maximum advance amount of $500,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners, LP received a one-time commitment fee of 704,038 shares of the Company's common stock following execution of the Agreement. Cornell Capital Partners, LP will be paid a fee equal to 4% of each advance, which is retained by Cornell Capital Partners, LP from each advance. In connection with the Standby Equity Distribution Agreement, the Company also entered into the Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the Placement Agent Agreement, the Company will pay a one-time placement agent fee of 26,567 shares of common stock with a value equal to approximately $10,000 based on the volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the date of the Placement Agent Agreement. The sale of shares under the Standby Equity Distribution Agreement is conditioned upon the Company's registering the shares of common stock with the Securities and Exchange Commission.

On June 3, 2004, a majority of the Company's stockholders approved the following items by written consent:

         (1) Approval of an amendment to the Company's Second Restated and Amended Articles of Incorporation to (a) increase from 50,000,000 to 100,000,000 the authorized number of shares of the Company's common stock and (b) authorize 20,000,000 shares of "blank check" preferred stock (the rights, preferences, privileges and restrictions to be determined by the board of directors). The amendment was effective on July 16, 2004.
         (2) Adoption of the Company's 2004 Stock Incentive Plan. The plan reserved 1,047,907 shares of the Company's common stock for the issuance of stock options and stock purchase rights under the plan, of which not more than 350,000 shares may be granted to any participant in any fiscal year.
         (3) Reincorporation of the Company from the State of Utah to the State of Delaware. The reincorporation was effective on July 22, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

OVERVIEW:

Kiwa Bio-Tech Products Group Corporation intends to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for the agricultural, natural resources and environmental protection markets, primarily in the Peoples Republic of China. We intend to improve existing products and to develop new products. Our activities to date have included conducting research and development, acquiring and developing intellectual property, raising capital, development of a manufacturing facility and identification of strategic acquisitions and execution of sales in selected major agricultural markets in China. Our first product, a photosynthesis biological catalyst, was introduced in the China agricultural market in November 2003. We are a development stage entity.

MAJOR CUSTOMERS AND SUPPLIERS:

Three customers accounted for 53.5%, 8.9% and 5.6% of our net sales and 62.0%, 7.3% and 4.6% of our net sales for the three months and six months ended June 30, 2004 respectively. We did not have any sales for the three months and six months ended June 30, 2003.

Four suppliers accounted for 19.0%, 15.4%, 12.9% and 9.2% of our net purchases and 17.9%, 15.4%, 12.9% and 12.3% of our net purchases for the three months and six months ended June 30, 2004. We had minimal purchases for the three months and six months ended June 30, 2003.

GOING CONCERN:

Going Concern - Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $756,955, $2,407,201 and $1,355,239 during the three months and six months ended June 30, 2004 and the year ended December 31, 2003, respectively, and our current liabilities exceeded our current assets by $133,548 and $585,313 and we had a stockholders' deficiency of $70,194 and $211,123 at June 30, 2004 and December 31, 2003, respectively. In addition, we are still in the development stage and will require additional capital to fund its business plan, and are continuing to develop our manufacturing facility and have not generated significant revenues from our planned principal operations. These factors create substantial doubt about our ability to continue as a going concern.

As a result of the aforementioned conditions, our registered independent public accountants, in their independent auditors' report on the consolidated financial statements as of and for the year ended December 31, 2003, have included an explanatory paragraph in their opinion indicating that there is substantial doubt about our ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2004, we had obtained non-interest bearing loans from the local PRC government of approximately $1,390,000. These loans require us to begin repayment of the outstanding balance of these loans of approximately $1,060,000 at June 30, 2004 as our Chinese subsidiary becomes profitable and for the entire balance to be paid within three years. During the year ending December 31, 2004, we intend to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in this regard. There can be no assurances that we will be able to obtain sufficient funds to allow us to continue our operations during the remainder of 2004.

To the extent that we are unable to successfully raise the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

CRITICAL ACCOUNTING POLICIES:

We prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

ACCOUNTS RECEIVABLE

We perform ongoing credit evaluations of our customers and intend to establish an allowance for doubtful accounts when amounts are not considered fully collectable. We believe that the accounts receivable balance at June 30, 2004 is fully collectible.

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined on the weighted average method. Inventories include raw materials, work-in-progress, finished goods and low-value consumables. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.

REVENUE RECOGNITION

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title.

IMPAIRMENT OF ASSETS

Our long-lived assets consist of property and equipment. At June 30, 2004, the net value of property and equipment was $1,455,937, which represented approximately 61% of our total assets. At December 31, 2003, the net value of property and equipment was $1,477,148, which represented approximately 69% of our total assets.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

INCOME TAXES

We record a valuation allowance to reduce our deferred tax assets arising from net operating loss carryforwards to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

RESULTS OF OPERATIONS:

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003:

Net sales were $239,759 for the three months ended June 30, 2004. We did not have any sales for the three months ended June 30, 2003. The increase in net sales is the result of our series of new products being introduced to the market during the three months ended June 30, 2004.

Net sales were $293,217 for the six months ended June 30, 2004. We did not have any sales for the six months ended June 30, 2003. The increase in net sales is the result of our products being introduced to the market in November 2003.

Cost of sales was $76,290 for the three months ended June 30, 2004, including depreciation and amortization of $10,619.

Cost of sales was $107,301 for the six months ended June 30, 2004, including depreciation and amortization of $20,191.

Gross profit was $185,916, or 63% of net sales, for the six months ended June 30, 2004.

Gross profit was $163,469, or 68% of net sales, for the three months ended June 30, 2004.

Consulting and professional fees were $69,573 for the three months ended June 30, 2004. We did not have any consulting and professional fees for the three months ended June 30, 2003. The increase in consulting and professional fees in the three months ended June 30, 2004 is primarily attributable to activities relating to fundraising, investor relations and public company operations.

Consulting and professional fees were $99,460 for the six months ended June 30, 2004. We did not have any consulting and professional fees for the six months ended June 30, 2003. The increase in consulting and professional fees in 2004 is primarily attributable to activities relating to fundraising, investor relations and public company operations.

Directors' compensation was $11,599 for the three months ended June 30, 2004, as compared to $13,931 for the three months ended June 30, 2003.

Directors' compensation was $20,298 for the six months ended June 30, 2004, as compared to $17,555 for the six months ended June 30, 2003.

General and administrative expense was $201,444 for the three months ended June 30, 2004, as compared to $42,705 for the three months ended June 30, 2003, an increase of $158,739 or 372%, primarily as a result of increased personnel-related costs in China reflecting an increased level of business activities, start of the operations in the United States in April 2004 and increased costs associated with being a public company. General and administrative expenses mainly include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.

General and administrative expense was $275,988 for the six months ended June 30, 2004, as compared to $86,422 for the six months ended June 30, 2003, an increase of $189,566 or 219%, primarily as a result of increased personnel-related costs in China reflecting an increased level of business activities, start of the operations in the United States in April 2004 and increased costs associated with being a public company. General and administrative expenses mainly include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.

Research and development expense was $14,210 for the three months ended June 30, 2004, as compared to $17,184 for the three months ended June 30, 2003.

Research and development expense was $26,751 for the six months ended June 30, 2004, as compared to $26,904 for the six months ended June 30, 2003.

Depreciation and amortization, excluding depreciation and amortization included in cost of sales, increased $6,636, or 377%, to $8,397 for the three months ended June 30, 2004, as compared to $1,761 for the three months ended June 30, 2003. This increase is the result of completion of Phase I of our manufacturing facility construction in late 2003.

Depreciation and amortization, excluding depreciation and amortization included in cost of sales, increased $13,874, or 379%, to $17,535 for the six months ended June 30, 2004, as compared to $3,661 for the six months ended June 30, 2003. This increase is the result of completion of Phase I of our manufacturing facility construction in late 2003.

Reverse merger costs relating to our March 2004 merger with a United States public company were $19,453 incurred for the three months ended June 30, 2004. We did not have any reverse merger costs for the three months ended June 30, 2003.

Reverse merger costs relating to March 2004 merger were $1,417,434 for the six months ended June 30, 2004, including non-cash costs relating to the issuance of stock options and warrants of $1,114,380. We did not have any reverse merger costs for the six months ended June 30, 2003.

Interest expense increased $21,045, or 7,086%, to $20,748 for the three months ended June 30, 2004, as compared to interest income of $297 for the three months ended June 30, 2003. This increase is due to increased borrowing during the three months ended June 30, 2004.

Interest expense increased $36,260, or 5,954%, to $35,651 for the six months ended June 30, 2004, as compared to interest income of $609 for the six months ended June 30, 2003. This increase is due to increased borrowing during the six months ended June 30, 2004.

Amortization of Beneficial Conversion Feature of Convertible Note Payable. On January 25, 2004, we entered into a convertible loan agreement for $500,000, with interest at 12%, payable at maturity. The loan was scheduled to mature on September 25, 2004. As part of the loan terms, the lender has the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. On June 8, 2004, the lender converted the $500,000 loan into 2,000,000 shares of our common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States. The fair value of the beneficial conversion feature of this convertible loan was determined to be $500,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of our common stock of $0.60 per share, and was recorded as deferred interest expense and charged to operations as interest expense from January 25, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $156,250 for the three months ended June 30, 2004 and charge to operations of $281,250 for the six months ended June 30, 2004. The unamortized deferred interest expense of $218,750 as of the conversion date was charged to operations.

On March 12, 2004, we entered into a convertible loan agreement for $200,000, with interest at 12%, payable at maturity. The loan was scheduled to mature three months after funding. As part of the loan terms, the lender had the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. The loan was not funded until April 7, 2004. On June 8, 2004, the lender converted the $200,000 loan into 800,000 shares of our common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States. The fair value of the beneficial conversion feature of this convertible loan was determined to be $200,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of our common stock of $0.60 per share, and was recorded as deferred interest expense and charged to operations as interest expense from April 7, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $133,333 for the three months ended June 30, 2004 and a charge to operations of $133,333 for the six months ended June 30, 2004. The unamortized deferred interest expense of $66,667 as of the conversion date was charged to operations.

Net loss increased $681,672 to $756,955 for the three months ended June 30, 2004, as compared to $75,284 for the three months ended June 30, 2003. The increased net loss in the current period is primarily the result of charges related to consulting and professional fees, convertible notes, and start of operations in the United States in April 2004.

Net loss increased $2,273,268 to $2,407,201 for the six months ended June 30, 2004, as compared to $133,933 for the six months ended June 30, 2003. The increased net loss in the current period is primarily the result of charges related to the reverse merger, consulting and professional fees, convertible notes, and start of operations in the United States in April 2004.

JUNE 5, 2002 (INCEPTION) TO JUNE 30, 2004 (CUMULATIVE):

Net sales were $333,248 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative).

Cost of sales was $137,595 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative), including depreciation and amortization of $36,769.

Gross profit was $195,653 or 59% of net sales for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative).

Consulting and professional fees were $667,063 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative), including non-cash costs relating to the issuance of common stock in December 2003 of $425,000.

Directors' compensation was $368,314 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative), including non-cash costs relating to the issuance of common stock in December 2003 of $325,000.

General and administrative expense was $644,924 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative). General and administrative expense mainly includes salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.

Research and development expense was $96,350 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative).

Depreciation and amortization, excluding depreciation and amortization included in cost of sales, was $36,425 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative).

Reverse merger costs relating to our March 2004 merger with a United States public company were $1,467,770 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative), including non-cash costs relating to the issuance of stock options and warrants of $1,114,380.

Interest expense was $48,131 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative).

Amortization of Beneficial Conversion Feature of Convertible Note Payable. On January 25, 2004, we entered into a convertible loan agreement for $500,000, with interest at 12%, payable at maturity. The loan was scheduled to mature on September 25, 2004. As part of the loan terms, the lender had the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. On June 8, 2004, the lender converted the $500,000 loan into 2,000,000 shares of our common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States. The fair value of the beneficial conversion feature of this convertible loan was determined to be $500,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of our common stock of $0.60 per share, and was recorded as deferred interest expense and charged to operations as interest expense from January 25, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $281,250 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative). The unamortized deferred interest expense of $218,750 as of the conversion date was charged to operations.

On March 12, 2004, we entered into a convertible loan agreement for $200,000, with interest at 12%, payable at maturity. The loan was scheduled to mature three months after funding. As part of the loan terms, the lender had the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. The loan was not funded until April 7, 2004. On June 8, 2004, the lender converted the $200,000 loan into 800,000 shares of our common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States. The fair value of the beneficial conversion feature of this convertible loan was determined to be $200,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of our common stock of $0.60 per share, and was recorded as deferred interest expense and charged to operations as interest expense from April 7, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $133,333 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative). The unamortized deferred interest expense of $66,667 as of the conversion date was charged to operations.

Net loss was $3,833,324 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative).

LIQUIDITY AND CAPITAL RESOURCES:

Since inception in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the six months ended June 30, 2004, we raised $700,000 in the form of two convertible notes payable and obtained a government preferential note of approximately $304,000.

We are in the development stage and will require additional capital to fund our business plan, and are continuing to develop our manufacturing facility and have not generated significant revenues from our planned principal operations.

During the year ending December 31, 2004,we intend to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in this regard. There can be no assurances that we will be able to obtain sufficient funds to allow us to continue its operations during the remainder of 2004.

At June 30, 2004 and December 31, 2003,we had cash of $296,808 and $48,730, respectively. At June 30, 2004 and December 31, 2003, our net working capital deficiency was $133,548 and $585,313, respectively, reflecting current ratios of ..90:1 and .53:1, respectively, at such dates.

During the six months ended June 30, 2004, our operations utilized cash of $711,093, as compared to $362,291 utilized for the six months ended June 30, 2003, as a result of an increased level of business activity and the costs associated with operating a public company. For the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative), our operations utilized cash of $934,034.

During the six months ended June 30, 2004, we utilized $16,516 in investing activities, as compared to $654,868 for the six months ended June 30, 2003, for the purchase of property and equipment. For the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative), we utilized $1,529,131 in investing activities for the purchase of property and equipment.

During the six months ended June 30, 2004, we generated $975,687 from financing activities, consisting of the proceeds from two convertible notes payable of $700,000, a decrease in restricted cash of $300,000 and an increase in long-term borrowings of $259,617, offset in part by the repayment of short-term loans of $283,930. During the six months ended June 30, 2003, we generated $ 817,955 from financing activities through an increase in short-term loans and long-term borrowings.

For the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative), we generated $2,760,873 from financing activities, consisting of the proceeds from the sale of common stock of $465,000, the proceeds from convertible notes payable of $800,000, and the proceeds from long-term borrowings of $1,566,497.

Long-term borrowings consist primarily of unsecured, non-interest bearing notes payable to the local Chinese government that do not mature until three years after our Chinese operations reach defined levels of profitability and other government non-interest bearing notes payable that do not mature until our Chinese operations earn a profit.

INFLATION AND CURRENCY MATTERS:

In the most recent decade, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Our success depends in substantial part on the continued growth and development of the Chinese economy.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. We conduct virtually all of its business in China and, accordingly, the sale of our products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the U.S. Dollars would adversely affect our financial performance when measured in U.S. Dollars. Although prior to 1994 the RMB experienced significant devaluation against the U.S, Dollars, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People's Bank of China.

As China has recently been admitted as a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate currency conversion restrictions, which may in turn increase the exchange rate fluctuation of the RMB. Should there be any major change in the central government's currency policies, we do not believe that such an action would have a detrimental effect on our operations, since we conduct virtually all of our business in China, and the sale of its products is settled in RMB.

Although prior to 1994 the RMB experienced significant devaluation against the US$, the RMB has remained fairly stable since then. The exchange rate was approximately US$1.00 to RMB 8.30 at June 30, 2004 and December 31, 2003.

COMMITMENTS AND CONTINGENCIES:

We have the following material contractual obligations and capital expenditure commitments:

On April 12, 2004, we entered into an agreement with China Agricultural University to acquire patent no. ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing", which was originally granted by the PRC Patent Bureau on July 12, 1996. The purchase consideration is approximately $690,409, of which $30,204 was paid at signing of the agreement and an additional $30,204 is due to be paid within five days of the completion of the issuance of a notice regarding the patent right holder alternation registration by the PRC Patent Bureau. In addition, we agreed to issue 1,000,000 shares of common stock at an agreed-upon value of $0.63 per share, the fair market value on April 12, 2004 (aggregate value $630,000) within two months of the completion of the issuance of a notice regarding the patent right holder alternation registration by the PRC Patent Bureau. The application for the patent right holder alternation registration was approved on July 30, 2004. The Company plans to utilize the patent to develop a new series of products that complement to its current products and create a comprehensive product pipeline. The $30,204 initial payment has been classified as a deposit in the condensed consolidated balance sheet at June 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS:

At June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on our financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a significant effect on our financial statement presentation or disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We implemented the disclosure provisions of FIN 45 in its December 31, 2002 consolidated financial statements, and the measurement and recording provisions of FIN 45 effective January 1, 2003. The implementation of the provisions of FIN 45 did not have a significant effect on our consolidated financial statement presentation or disclosures.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", relating to consolidation of certain entities. In December 2003, the FASB issued a revised version of FIN 46 ("FIN 46R") that replaced the original FIN 46. FIN 46R requires identification of a company's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a standalone basis. For entities identified as a VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE (if any) bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. The Company is not currently participating in, or invested in any VIEs, as defined in FIN 46R. The implementation of the provisions of FIN 46R in 2003 did not have a significant effect on tour consolidated financial statement presentation or disclosures.

RELATED PARTY TRANSACTIONS:

China Star Investment Group is a company which is 10% owned by a major stockholder of our company. The balance due to China Star at December 31, 2002 of $26,902 was primarily related to pre-operating costs that China Star paid on our behalf before our subsidiary was incorporated in China. The balance due from China Star at December 31, 2003 of $30,574 resulted from unsecured, non-interest bearing cash advances which are due on demand.

In October 2003, we obtained a $100,000 loan from China Star. The loan was scheduled to mature on October 20, 2004, and bears interest at 12% per annum, payable at maturity. As part of the loan terms, China Star had the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. China Star has waived this conversion right. At June 30, 2004, there is a balance due to China Star of $71,020.

CAUTIONARY STATEMENTS AND RISK FACTORS:

We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond the combined company's control. Additional risks and uncertainties not presently known to us, or that are not currently believed to be important to you, if they materialize, also may adversely affect the combined company. The accompanying information contained in these Risk Factors identifies important factors that could cause such differences.

RISKS RELATED TO OUR BUSINESS

INVESTORS MAY NOT BE ABLE TO ADEQUATELY EVALUATE OUR BUSINESS DUE TO OUR SHORT OPERATING HISTORY. We have been recently organized and have only been operating our current business since June 2002, providing a limited period for investors to evaluate our business model. Because of this lack of operating history and the uncertain nature of the rapidly changing markets that we serve, we believe the prediction of future results of operation is difficult. We have generated insignificant revenue and incurred net operating losses during our recent operating history. We expect to continue to have operating losses for the foreseeable future as we further our research and continue to conduct product tests. There can be no assurances that any of the intellectual property or products intended to be developed by us will be marketed successfully or that ultimately we can develop a sufficiently large production capacity and sufficiently large customer demand to operate on a profitable basis. Until sufficient cash flow is generated from operations, we will have to utilize our capital resources or external sources of funding to satisfy our working capital needs. Furthermore, our prospects must be evaluated in light of risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of their development.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FOR THE YEAR ENDED DECEMBER 31, 2003 FROM OUR REGISTERED INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE CAN BECOME PROFITABLE OR OBTAIN ADDITIONAL FUNDING. Our registered independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the year ended December 31, 2003, which states that the consolidated financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OUR BUSINESS IS SUBJECT TO FLUCTUATIONS WHICH MAY RESULT IN VOLATILITY OR HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK. Our business is subject to seasonal fluctuations due to growing seasons in different markets. Our past operating results have been, and our future operating results will be, subject to fluctuations resulting from a number of factors, including: the timing and size of orders from major customers; budgeting and purchasing cycles of customers; the timing of enhancements to products or new products introduced by us or our competitors; changes in pricing policies made by us, our competitors or suppliers, including possible decreases in average selling prices of products in response to competitive pressures; market acceptance of enhanced versions of our products; the availability and cost of key components; the availability of development capacity; and fluctuations in general economic conditions. We may also choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may have a material adverse effect on our business, financial condition and results of operations. This fluctuation may result in volatility or have an adverse effect on the market price of our common stock.

OUR SUCCESS DEPENDS IN PART ON OUR SUCCESSFUL DEVELOPMENT AND SALE OF PRODUCTS IN THE RESEARCH AND DEVELOPMENT STAGE. Many of our product candidates are still in the research and development stage. The successful development of new products is uncertain and subject to a number of significant risks. Potential products that appear to be promising at early states of development may not reach the market for a number of reasons, including but not limited to, the cost and time of development. Potential products may be found to be ineffective or cause harmful side effects, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical or fail to achieve market acceptance. Our proprietary products may not be commercially available for a number of years, if at all.

There can be no assurance that any of our intended products will be successfully developed or that we will achieve significant revenues from such products even if they are successfully developed. Our success is dependent upon our ability to develop and market our products on a timely basis. There can be no assurance that we will be successful in developing or marketing such products taking advantage of the perceived demand for such products. In addition, there can be no assurance that products or technologies developed by others will not render our products or technologies non-competitive or obsolete.

FAILURE TO ADEQUATELY EXPAND TO ADDRESS EXPANDING MARKET OPPORTUNITIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS. We anticipate that a significant expansion of operations will be required to address potential market opportunities. There can be no assurances that we will expand our operations in a timely or sufficiently large manner to capitalize on these market opportunities. The anticipated substantial growth is expected to place a significant strain on our managerial, operational and financial resources and systems. While management believes it must implement, improve and effectively use our operational, management, research and development, marketing, financial and employee training systems to manage anticipated substantial growth, there can be no assurances that these practices will be successful.

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

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO EFFECTIVELY RECEIVE AND USE OUR REVENUE. Because almost all of our future revenues may be in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund our business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

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

A SLOW-DOWN IN THE CHINESE ECONOMY MAY ADVERSELY EFFECT OUR GROWTH AND PROFITABILITY. The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any recessionary conditions will not have a negative effect on our business. Several years ago, the Chinese economy experienced deflation, which may reoccur in the foreseeable future. In addition, if an outbreak of SARS recurs, it may cause a decrease in the level of economic activity and may adversely affect economic growth in China, Asia and elsewhere in the world. The performance of the Chinese economy overall affects our profitability as expenditures for agricultural technological products may decrease due to slowing domestic demand.

OUR ABILITY TO GENERATE REVENUES COULD SUFFER IF THE CHINESE AG-BIOTECHNOLOGY MARKET DOES NOT DEVELOP AS ANTICIPATED. The agriculture-biotechnology market in China, the primary market in which we do business, is in the early stage of development. It is expected that though the market opportunity looks promising, it will take time to develop. Successful development of the ag-biotechnology market in China depends on the following: continuation of governmental and consumer trends favoring the use of products and technologies designed to create sustainable agriculture; educating the Chinese agricultural community and consumers about the uses of ag-biotechnology products; and certain institutional developments such as governmental agricultural subsidies designed to promote the use of environmentally friendly ag-biotechnological products. There are no assurances that these trends will continue, governmental subsidies will be offered, or that the Chinese agricultural community and consumers will be successfully educated about the uses of ag-biotechnology products. The conduct of business in the ag-biotechnology market involves high risks. There can be no assurances that the ag-biotechnology market in China will develop sufficiently to facilitate our profitable operation. Existing competitors and new entrants in the ag-biotechnology market are expected to create fierce competition in the future as the market evolves. Competitors and new entrants may introduce new products into the market that may detrimentally affect sales of our existing products, and consequently our revenues.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND MAY BE EXPOSED TO INFRINGEMENT CLAIMS FROM THIRD PARTIES. Our success will depend in part on our ability to obtain patent protection for our technology, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. We have filed several patents with the Chinese government and plan to file several patents with the U.S. Patent &Trademark Office. We may file other patent applications as we deem appropriate. There can be no assurance that the patents applied for will be reviewed in a timely manner, that any additional patents will issue or that any patents issued will afford meaningful protection against competitors with similar technology or that any patents issued will not be challenged by third parties. There also can be no assurance that others will not independently develop similar technologies, duplicate our technologies or design around our technologies whether or not patented. There also can be no assurance that we will have sufficient resources to maintain a patent infringement lawsuit should anyone be found or believed to be infringing our patents. There also can be no assurance that the technology ultimately used by us will be covered in any additional patent issued from our pending patent application or other patent applications which we may file. We do not believe that our technology infringes on the patent rights of third parties. However, there can be no assurance that certain aspects of our technology will not be challenged by the holders of other patents or that we will not be required to license or otherwise acquire from third parties the right to use additional technology. The failure to overcome such challenges or obtain such licenses or rights on acceptable terms could have a material adverse affect on us, our business, results of operations and financial condition.

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

WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION, THE DEFENSE OF WHICH COULD ADVERSELY IMPACT OUR BUSINESS OPERATIONS. We may, from time to time, become involved in litigation regarding patent and other intellectual property rights. From time to time, we may receive notices from third parties of potential infringement and claims of potential infringement. Defending these claims could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us, or at all. In addition, third parties may attempt to appropriate the confidential information and proprietary technologies and processes used in our business, which we may be unable to prevent and which would harm the businesses and our prospects.

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

RISKS RELATED TO OUR COMMON STOCK

IF AN ACTIVE TRADING MARKET FOR OUR SECURITIES DOES NOT REMAIN IN EXISTENCE, THE MARKET PRICE OF OUR SECURITIES MAY DECLINE AND STOCKHOLDERS' LIQUIDITY MAY BE REDUCED. Although our common stock trades on the OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The OTC Bulletin Board is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD's automated quotation system. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

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

         o        the depth and liquidity of the market for our common stock;

         o investor perceptions of our company and the ag-biotechnology industry generally; and

         o        general economic and other conditions.

WE ARE CONTROLLED BY TWO EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM OTHER STOCKHOLDERS' INTERESTS. Our principal stockholders are All Star
Technology Inc. and InvestLink (China) Limited. Wei Li, our Chief Executive Officer and Chairman, is a principal shareholder of All Star Technology Inc. Da-chang Ju, one of our directors, is a principal stockholder of InvestLink (China) Limited. All Star Technology Inc., together with InvestLink (China) Limited, currently beneficially own approximately 58.3% of the outstanding shares of our common stock. Accordingly, All Star Technology Inc., together with InvestLink (China) Limited, currently have the ability to determine the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including election of directors, mergers, consolidations and the sale of all or substantially all of our assets. Our principal stockholders will also have the power to prevent or cause a change in control. The interests of these stockholders may differ from other stockholders' interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of our business.

THE POTENTIAL DESIGNATION OF OUR COMMON STOCK AS "PENNY STOCK" COULD IMPACT THE TRADING MARKET FOR OUR COMMON STOCK. Our common stock could be considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

BROKER-DEALER REQUIREMENTS IMPOSED BY THE DESIGNATION OF OUR COMMON STOCK AS "PENNY STOCK" MAY AFFECT THE TRADING MARKET FOR OUR COMMON STOCK. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain any earnings to finance the growth of our business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On June 8, 2004, Kao Ming Investment  Company  converted a $500,000  convertible note into 2,000,000 shares of the Company's common stock at the agreed upon conversion price of $0.25 per share. The shares were issued in the name of Tze Ming Hsu. Kao Ming Investment Company is an unrelated party located outside the United States.

On June 8, 2004,  JZU GSIANG  Trading Co. Ltd  converted a $200,000  convertible note into 800,000 shares of the Company's common stock at the agreed upon conversion price of $0.25 per share. The shares were issued in the name of Sue-Chen Wang, Wen-Jen Lee, Wai Sun Chan and Zheng Wang. JZU GSIANG Trading Co. Ltd is an unrelated party located outside the United States.

On May 24, 2004, the Company issued 75,000 shares of restricted common stock to Cinapsys, Inc. an investor relations firm, for investor relations services with a per share value of $0.45 and an aggregate value of $33,750.

On April 12, 2004, the Company entered into an agreement with China Agricultural University to acquire patent no. ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing", which was originally granted by the PRC Patent Bureau on July 12, 1996. The purchase consideration is approximately $720,612, of which $30,204 was paid at signing of the agreement and an additional $30,204 is due to be paid within five days of the completion of the issuance of a notice regarding the patent right holder alternation registration by the PRC Patent Bureau. In addition, the Company agreed to issue 1,000,000 shares of common stock at an agreed-upon value of $0.63 per share, the fair market value on April 12, 2004 (aggregate value $630,000) within two months of the completion of the issuance of a notice regarding the patent right holder alternate registration by the PRC Patent Bureau. The application for the patent right holder alternation registration was approved on July 30, 2004. The Company plans to utilize the patent to develop a new series of products that complement to its current products and create a comprehensive product pipeline.

The shares of common stock, stock options and warrants were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients. In each instance, the purchaser had access to sufficient information regarding our company so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the Securities Act and otherwise had the requisite sophistication to make an investment in our securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective as of June 3, 2004 our stockholders approved the following actions by written consent in lieu of a meeting: (i) an amendment to the Company's Second Restated and Amended Articles of Incorporation, as amended, increasing the Company's total authorized common capital stock from 50,000,000 shares to 100,000,000 shares and authorizing the creation of 20,000,000 shares of preferred stock (the rights, preferences, privileges and restrictions to be determined by the Board of Directors); (ii) adoption of the Company's 2004 Stock Incentive Plan; and (iii) the Company's reincorporation in the State of Delaware. The number of shares consenting in writing to each of these actions was 21,624,176, out of a total of 34,930,248 shares of common stock issued and outstanding on June 3, 2004. The amendment to the Company's Articles of
Incorporation was effective as of July 16, 2004 and the Company's reincorporation to Delaware was effective as of July 22, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(b)      Reports on Form 8-K

Three Months Ended June 30, 2004:

Current Report on Form 8-K filed on April 1, 2004 (Event date: March 17, and March 31, 2004) reporting Items 5 and 7.

Current Report on Form 8-K filed on May 10, 2004 (Event date: May 5, 2004) reporting Items 4 and 7.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    KIWA BIO-TECH PRODUCTS GROUP CORPORATION
                                  (Registrant)





                                         /S/ WEI LI
DATE:  AUGUST 20, 2004               BY: ________________________
                                         WEI LI
                                         CHIEF EXECUTIVE OFFICER



                                         /S/ LIAN-JUN LUO
DATE:  AUGUST 20, 2004               BY: ________________________
                                         LIAN-JUN LUO
                                         CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS



Exhibit
Number    Description of Document
-------   -----------------------


10.1 Convertible Loan Agreement dated March 12, 2004 for $200,000 between Kiwa Bio-Tech Products Group Corporation and Jzu Hsiang Trading Co., Ltd.

10.2 Kiwa Bio-Tech Products Group Corporation 2004 Stock Incentive Plan. (Incorporated herein by reference to Appendix A of our Definitive Information Statement on Schedule 14C, filed on June 24, 2004).

10.3 Engagement agreement between Kiwa Bio-Tech Products Group Corporation and Cinapsys Inc. dated May 24, 2004.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.