Form 10QSB/A
period 2004-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2004-10-08
CIK 1159275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 1, 2004, the Company had 40,353,710 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

         The following Items amend the Quarterly Report on Form 10-QSB filed by Kiwa Bio-Tech Products Group Corporation (the "Company") on May 20, 2004 (the "Form 10-QSB"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-QSB is hereby amended to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-QSB.


            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX




PART I.   FINANCIAL INFORMATION................................................3

  Item 1. Financial Statements.................................................3

         Condensed Consolidated Balance Sheets - March 31, 2004
         (Unaudited) and December 31, 2003.....................................3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months Ended March 31, 2004 and 2003, and June 5, 2002
         (Inception) to March 31, 2004 (Cumulative)............................5

         Condensed Consolidated Statement of Stockholders' Equity
         (Deficiency) (Unaudited) - June 5, 2002 (Inception) to
         March 31, 2004 (Cumulative)...........................................6

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Three Months Ended March 31, 2004 and 2003, and June 5, 2002
         (Inception) to March 31, 2004 (Cumulative)............................9

         Notes to Condensed Consolidated Financial Statements
         (Unaudited) - Three Months Ended March 31, 2004 and 2003,
         and June 5, 2002 (Inception) to March 31, 2004 (Cumulative)..........11

  Item 2.  Management's Discussion and Analysis or Plan of Operation..........18


PART II.  OTHER INFORMATION...................................................30

  Item 5.  Exhibits and Reports on Form 8-K...................................30


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
                                                 ===========        ===========



                                   (continued)

            Kiwa Bio-tech Products Group Corporation and Subsidiaries
                          (A Development Stage Company)
                Condensed Consolidated Balance Sheets (continued)

                                                  March 31,         December 31,
                                                    2004               2003
                                                 -----------        -----------
                                                 (Unaudited)

LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    expenses .............................       $   768,473        $   737,636
  Short-term loans .......................           193,304            283,930
  Due to related party ...................            69,426               --
  Convertible notes payable -
    Related party ........................              --              100,000
    Unrelated party ......................           125,000               --
  Current portion of long-term
    liabilities ..........................           133,390            133,298
                                                 -----------        -----------
Total current liabilities ................         1,289,593          1,254,864
                                                 -----------        -----------

Long-term liabilities, less
  current portion:
    Unsecured notes payable ..............         1,087,337          1,063,226
    Bank notes payable ...................            36,549             39,732
                                                 -----------        -----------
                                                   1,123,886          1,102,958
                                                 -----------        -----------

Commitments and contingencies


Stockholders' deficiency:
Common stock, $0.001 par value -
  Authorized - 50,000,000 shares
  Issued and Outstanding -
  34,930,248 shares and
  30,891,676 shares at March 31,
  2004 and December 31, 2003,
  respectively ...........................            34,930             30,892
Additional paid-in capital ...............         2,794,450          1,184,108
Deficit accumulated during the
  development stage ......................        (3,076,370)        (1,426,123)
                                                 -----------        -----------
Total stockholders' deficiency ...........          (246,990)          (211,123)
                                                 -----------        -----------
Total liabilities and
  stockholders' deficiency ...............       $ 2,166,489        $ 2,146,699
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

                                                                   Deficit
                                                                 Accumulated       Total
                            Common Stock            Additional    During the    Stockholders'
                       -------------------------     Paid-in     Development       Equity
                         Shares          Amount      Capital        Stage       (Deficiency)
                       ----------       --------   ----------    -----------     -----------
Issuance of
  common stock         12,356,670       $ 12,357   $  452,643    $    --         $   465,000

Net loss for the
  period from
  June 5, 2002
  (Inception) to
  December 31,
  2002                      --              --          --           (70,884)        (70,884)
                       ----------       --------   ----------    -----------     -----------
Balance,
  December 31,
  2002                 12,356,670         12,357      452,643        (70,884)        394,116

Shares issued
  to consultants
  for services         10,503,170         10,503      414,497           --           425,000

Shares issued to
  directors as
  directors'
  compensation          8,031,836          8,032      316,968           --           325,000

Net loss for the
  year ended
  December 31,
  2003                     --                --        --         (1,355,239)     (1,355,239)
                       ----------       --------   ----------    -----------     -----------
Balance,
  December 31,
  2003                 30,891,676         30,892    1,184,108     (1,426,123)       (211,123)



                                   (continued)

                  Kiwa Bio-tech Products Group and Subsidiaries
                          (A Development Stage Company)
            Condensed Consolidated Statement of Stockholders' Equity
                      (Deficiency) (Unaudited) (continued)
             June 5, 2002 (Inception) to March 31, 2004 (Cumulative)

                                                                   Deficit
                                                                 Accumulated       Total
                            Common Stock            Additional    During the    Stockholders'
                       -------------------------     Paid-in     Development       Equity
                         Shares          Amount      Capital        Stage       (Deficiency)
                       ----------      ---------    ---------    -----------    ------------
Shares retained
  by public
  shareholders
  in March 2004
  reverse merger
  transaction           4,038,572       $  4,038   $   (4,038)   $     --        $     --

Issuance of
  warrants in
  conjunction
  with March
  2004 reverse
  merger
  transaction              --                --       943,380          --            943,380

Issuance of
  stock options
  to consultant
  in conjunction
  with March 2004
  reverse merger
  transaction              --                --       171,000          --            171,000

Beneficial
  conversion
  feature of
  convertible
  note payable             --                --       500,000          --            500,000



                                   (continued)

                  Kiwa Bio-tech Products Group and Subsidiaries
                          (A Development Stage Company)
            Condensed Consolidated Statement of Stockholders' Equity
                      (Deficiency) (Unaudited) (continued)
             June 5, 2002 (Inception) to March 31, 2004 (Cumulative)


                                                                Deficit
                                                              Accumulated       Total
                          Common Stock           Additional    During the    Stockholders'
                    -------------------------     Paid-in     Development       Equity
                      Shares         Amount       Capital        Stage       (Deficiency)
                    -----------   -----------   -----------   -----------    -----------
Net loss for the
  three months
  ended March 31,
  2004                     --     $      --     $      --     $(1,650,247)   $(1,650,247)
                    -----------   -----------   -----------   -----------    -----------
Balance,
  March 31, 2004     34,930,248   $    34,930   $ 2,794,450   $(3,076,370)   $  (246,990)
                    ===========   ===========   ===========   ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                  Kiwa Bio-tech Products Group and Subsidiaries
                          (A Development Stage Company)
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                         Three Months Ended        June 5, 2002
                                               March 31,          (Inception) to
                                      --------------------------  March 31, 2004
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


                                        Three Months Ended         June 5, 2002
                                             March 31,            (Inception) to
                                    --------------------------    March 31, 2004
                                        2004           2003         (Cumulative)
                                    -----------     -----------     -----------

Cash flows from financing
  activities:
  (Increase) decrease in
    restricted cash ............    $   100,000     $      --       $  (200,000)
  Proceeds from short-term
   loans .......................           --              --           283,930
  Repayment of short-term
   loans .......................        (90,626)           --           (90,626)
  Proceeds from convertible
    notes payable ..............        500,000            --           600,000
  Increase in long-term
    borrowings, net ............         21,021         300,328       1,257,277
  Proceeds from sale of
    common stock ...............           --              --           465,000
                                    -----------     -----------     -----------
Net cash provided by
  financing activities .........        530,395         300,328       2,315,581
                                    -----------     -----------     -----------

Cash:
  Net increase (decrease) ......        (37,820)       (141,560)         10,910
  At beginning of period .......         48,730         522,057            --
                                    -----------     -----------     -----------
  At end of period .............    $    10,910     $   380,497     $    10,910
                                    ===========     ===========     ===========



Supplemental Disclosures of
  Cash Flow Information:

Cash paid for interest .........    $     3,593     $      --       $    12,114
                                    ===========     ===========     ===========

Cash paid for taxes ............    $      --       $      --       $      --
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

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company incurred a net loss of $1,650,247 and $1,355,239 during the three months ended March 31, 2004 and the year ended December 31, 2003, respectively, and the Company's current liabilities exceeded its current assets by $590,294 and $585,313 and it had a stockholders' deficiency of $246,990 and $211,123 at March 31, 2004 and December 31, 2003, respectively. In addition, the Company is still in the development stage and will require additional capital to fund its business plan, and is continuing to develop its manufacturing facility and has not generated significant revenues from its planned principal operations. These factors create substantial doubt about the Company's ability to continue as a going concern.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants and convertible debt) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of March 31, 2004, potentially dilutive securities aggregated 4,047,000 shares of common stock. The loss per common share calculation for the three months ended March 31, 2003 reflects the retroactive restatement of the stockholders' equity (deficiency) section of the balance sheet to reflect the March 2004 recapitalization of Kiwa Bio-Tech.

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

The fair value of this beneficial conversion feature was determined to be $500,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of the Company's common stock of $0.60 per share, and has been presented as a reduction to convertible note payable in the balance sheet at March 31, 2004 and is being charged to operations as interest expense from January 25, 2004 through September 25, 2004, which resulted in a charge to operations of $125,000 for the three months ended March 31, 2004.


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

Going Concern:

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company incurred a net loss of $1,650,247 and $1,355,239 during the three months ended March 31, 2004 and the year ended December 31, 2003, respectively, and the Company's current liabilities exceeded its current assets by $590,294 and $585,313 and it had a stockholders' deficiency of $246,990 and $211,123 at March 31, 2004 and December 31, 2003, respectively. In addition, the Company is still in the development stage and will require additional capital to fund its business plan, and is continuing to develop its manufacturing facility and has not generated significant revenues from its planned principal operations. These factors create substantial doubt about the Company's ability to continue as a going concern.

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

At March 31, 2004 and December 31, 2003, the Company had cash of $10,910 and $48,730, respectively. At March 31, 2004 and December 31, 2003, the Company's net working capital deficiency was $590,294 and $585,313, respectively, reflecting current ratios of 0.54:1 and 0.53:1, respectively, at such dates. During April 2004, the Company borrowed $200,000 pursuant to a three-month convertible note payable.

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

PART II.  OTHER INFORMATION


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



                               KIWA BIO-TECH PRODUCTS GROUP CORPORATION
                               ----------------------------------------
                                             (Registrant)



                                       /s/ WEI LI
Date:  October 8, 2004         By:  ___________________________
                                       Wei Li
                                       Chief Executive Officer



                                       /s/ LIAN-JUN LUO
Date:  October 8, 2004         By:  ___________________________
                                       Lian-jun Luo
                                       Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit
Number      Description of Document
------      -----------------------

2.1 Agreement and Plan of Merger dated as of March 12, 2004, by and among Tintic Gold Mining Company, TTGM Acquisition Corporation and Kiwa Bio-Tech Products Group Ltd., previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 12, 2004, and incorporated herein by reference.*

3.1 Second Amended and Restated Articles of Incorporation of Kiwa Bio-tech Products Group Corporation (formerly Tintic Gold Mining Company).*

3.2 Articles of Amendment of Articles of Incorporation of Kiwa Bio-tech Products Group Corporation.*


10.1        Common Stock Warrant issued March 11, 2004 to Westpark Capital, Inc.
            to purchase 1,747,000 shares of common stock.*

10.2 Convertible Loan Agreement dated January 25, 2004 for $500,000 between Kiwa Bio-Tech Products Group Corporation and Kao Ming Investment Company.*

31. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*  Previously filed.