Form 10QSB/A
period 2004-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2004-10-08
CIK 1159275

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 1, 2004, the Company had 40,353,710, shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

         The following Items amend the Quarterly Report on Form 10-QSB filed by Kiwa Bio-Tech Products Group Corporation (the "Company") on August 20, 2004 (the "Form 10-QSB"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-QSB is hereby amended to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-QSB.

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

                                      INDEX



PART I.  FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

         Condensed Consolidated Balance Sheets - June 30, 2004
         (Unaudited) and December 31, 2003.....................................3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months and Six Months Ended June 30, 2004 and 2003,
         and June 5, 2002 (Inception) to June 30, 2004 (Cumulative)............5

         Condensed Consolidated Statement of Stockholders' Equity
         (Deficiency) (Unaudited) - June 5, 2002 (Inception) to June
         30, 2004 Cumulative)..................................................6

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

Item 2.  Management's Discussion and Analysis or Plan of Operation............18


PART II. OTHER INFORMATION....................................................29

Item 6.  Exhibits and Reports on Form 8-K.....................................29


SIGNATURES....................................................................30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  June 30,          December 31,
                                                    2004                2003
                                                 -----------        -----------
                                                 (Unaudited)

ASSETS

Current assets:
  Cash ...................................      $    296,808        $    48,730
  Restricted cash ........................              --              300,000
  Accounts receivable.....................           236,159             45,235
  Inventories ............................           129,313            135,201
  Due from related party .................              --               30,574
  Other current assets ...................           222,269            109,811
                                                 -----------        -----------
Total current assets .....................           884,549            669,551
                                                 -----------        -----------

Property and equipment:
  Buildings ..............................         1,045,599          1,045,599
  Machinery and equipment ................           320,951            312,784
  Automobiles ............................           101,321             97,485
  Construction in process ................            44,535             45,108
  Office equipment .......................            16,725             11,640
                                                 -----------        -----------
                                                   1,529,131          1,512,616
  Less accumulated depreciation ..........           (73,194)           (35,468)
                                                 -----------        -----------
                                                   1,455,937          1,477,148
                                                 -----------        -----------
   Deposits................................            30,204               -
                                                 -----------        -----------
 Total assets ............................       $ 2,370,690        $ 2,146,699
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

                                                                   Deficit
                                                                 Accumulated      Total
                            Common Stock            Additional    During the   Stockholders'
                       -------------------------     Paid-in     Development     Equity
                         Shares          Amount      Capital        Stage      (Deficiency)
                       ----------      ---------    ---------    -----------   -------------
Issuance of
  common stock         12,356,670       $ 12,357   $  452,643    $    --       $   465,000

Net loss for the
  period from
  June 5, 2002
  (Inception) to
  December 31,
  2002                      --              --          --           (70,884)      (70,884)
                       ----------       --------   ----------    -----------    ----------
Balance,
  December 31,
  2002                 12,356,670         12,357      452,643        (70,884)      394,116

Shares issued
  to consultants
  for services         10,503,170         10,503      414,497           --         425,000

Shares issued to
  directors as
  directors'
  compensation          8,031,836          8,032      316,968           --         325,000

Net loss for the
  year ended
  December 31,
  2003                     --                --        --         (1,355,239)   (1,355,239)
                       ----------       --------   ----------    -----------     ----------
Balance,
  December 31,
  2003                 30,891,676         30,892    1,184,108     (1,426,123)     (211,123)


                                   (continued)

                  KIWA BIO-TECH PRODUCTS GROUP AND SUBSIDIARIES
                          (A Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (DEFICIENCY) (UNAUDITED) (CONTINUED)
             June 5, 2002 (Inception) to June 30, 2004 (Cumulative)

                                                                   Deficit
                                                                 Accumulated      Total
                            Common Stock            Additional    During the   Stockholders'
                       -------------------------     Paid-in     Development     Equity
                         Shares          Amount      Capital        Stage      (Deficiency)
                       ----------      ---------    ---------    -----------   -------------
Shares retained
  by public
  shareholders
  in March 2004
  reverse merger
  transaction           4,038,572          4,038       (4,038)        --              --

Issuance of
  warrants in
  conjunction
  with March
  2004 reverse
  merger
  transaction              --                --       943,380         --           943,380

Issuance of
  stock options
  to consultant
  in conjunction
  with March 2004
  reverse merger
  transaction              --                --       171,000         --           171,000

Beneficial
  conversion
  feature of
  convertible
  note payable
  funded on
  January 25, 2004         --                --       500,000         --           500,000


                                   (continued)

                  KIWA BIO-TECH PRODUCTS GROUP AND SUBSIDIARIES
                          (A Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (DEFICIENCY) (UNAUDITED) (CONTINUED)
             June 5, 2002 (Inception) to June 30, 2004 (Cumulative)

                                                                Deficit
                                                              Accumulated       Total
                           Common Stock          Additional   During the     Stockholders'
                    -------------------------     Paid-in     Development      Equity
                      Shares        Amount        Capital        Stage       (Deficiency)
                    -----------   -----------   -----------   -----------    -----------
Beneficial
  conversion
  feature of
  convertible
  note payable
  funded on
  April 7, 2004            --            --         200,000          --          200,000

Shares issued
  upon conversion
  of convertible
  notes payable       2,800,000         2,800       697,200          --          700,000

Shares issued
  to a consultant
  for services           75,000            75        33,675          --           33,750

Net loss for the
  six months
  ended June 30,
  2004                     --            --            --      (2,407,201)    (2,407,201)
                    -----------   -----------   -----------   -----------    -----------
Balance,
  June 30, 2004      37,805,248   $    37,805   $ 3,725,325   $(3,833,324)   $   (70,194)
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



                                          Six Months Ended         June 5, 2002
                                              June 30,            (Inception) to
                                    ---------------------------    June 30, 2004
                                         2004           2003       (Cumulative)
                                    -----------     -----------     -----------

Cash flows from financing
  activities:
  Decrease in restricted cash ..        300,000            --              --
  Proceeds from (repayment of)
   short-term loans ............       (283,930)         96,657            --
  Proceeds from convertible
   notes payable ...............        700,000            --           800,000
  Proceeds from long-term
    borrowings .................        326,415         725,124       1,566,497
  Repayment of long-term
    borrowings .................        (66,798)         (3,826)        (70,624)
  Proceeds from sale of
    common stock ...............           --              --           465,000
                                    -----------     -----------     -----------
Net cash provided by
  financing activities .........        975,687         817,955       2,760,873
                                    -----------     -----------     -----------

Cash:
  Net increase (decrease) ......        248,078        (199,204)        296,808
  Balance at beginning of period         48,730         522,057            --
                                    -----------     -----------     -----------
  Balance at end of period .....    $   296,808     $   322,853     $   296,808
                                    ===========     ===========     ===========


Supplemental Disclosures of
  Cash Flow Information:

Cash paid for interest .........    $    7,085      $     --       $   15,606
                                    ==========      ==========     ==========

Cash paid for taxes ............    $     --        $     --       $     --
                                    ==========      ==========     ==========

Non-cash investing and financing
  activities:

Issuance of common stock for
  convertible notes payable ....    $  700,000      $     --       $  700,000
                                    ==========      ==========     ==========
Beneficial conversion feature of
  convertible notes payable ....    $  700,000      $     --       $  700,000
                                    ==========      ==========     ==========
Transfer from convertible notes
   payable to due to related
   party ........................    $  100,000      $     --       $  100,000
                                    ==========      ==========     ==========


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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants and convertible debt) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of June 30, 2004, potentially dilutive securities aggregated 2,047,000 shares of common stock. The loss per common share calculation for the three months and six months ended June 30, 2003 reflects the retroactive restatement of the stockholders' equity (deficiency) section of the balance sheet to reflect the March 2004 recapitalization of Kiwa Bio-Tech.

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


3. Inventories

Inventories consisted of the following at June 30, 2004 and December 31, 2003:

                                     June 30, 2004             December 31, 2003
                                     -------------             -----------------
                                      (Unaudited)

Raw materials                           $ 29,545                  $ 23,497
Work in progress                          25,780                   111,390
Finished goods                            73,988                       314
                                         -------                   -------
                                        $129,313                  $135,201
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

The fair value of the beneficial conversion feature of this convertible loan was determined to be $500,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of the Company's common stock of $0.60 per share, and was recorded as a reduction to convertible notes payable and charged to operations as interest expense from January 25, 2004 through the conversion date (June 8,2004), which resulted in a charge to operations of $281,250 for the six months ended June 30, 2004. The unamortized deferred interest expense of $218,750 as of the conversion date was charged to operations.

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

The fair value of the beneficial conversion feature of this convertible loan was determined to be $200,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of the Company's common stock of $0.60 per share, and was recorded as a reduction to convertible notes payable and charged to operations as interest expense from April 7, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $133,333 for the six months ended June 30, 2004. The unamortized deferred interest expense of $66,667 as of the conversion date was charged to operations.

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

Amortization of Beneficial Conversion Feature of Convertible Notes Payable. On January 25, 2004, we entered into a convertible loan agreement for $500,000, with interest at 12%, payable at maturity. The loan was scheduled to mature on September 25, 2004. As part of the loan terms, the lender has the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. On June 8, 2004, the lender converted the $500,000 loan into 2,000,000 shares of our common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States. The fair value of the beneficial conversion feature of this convertible loan was determined to be $500,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of our common stock of $0.60 per share, and was recorded as a reduction to convertible notes payable and charged to operations as interest expense from January 25, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $156,250 for the three months ended June 30, 2004 and charge to operations of $281,250 for the six months ended June 30, 2004. The unamortized deferred interest expense of $218,750 as of the conversion date was charged to operations.

On March 12, 2004, we entered into a convertible loan agreement for $200,000, with interest at 12%, payable at maturity. The loan was scheduled to mature three months after funding. As part of the loan terms, the lender had the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. The loan was not funded until April 7, 2004. On June 8, 2004, the lender converted the $200,000 loan into 800,000 shares of our common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States. The fair value of the beneficial conversion feature of this convertible loan was determined to be $200,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of our common stock of $0.60 per share, and was recorded as a reduction to convertible notes payable and charged to operations as interest expense from April 7, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $133,333 for the three months ended June 30, 2004 and a charge to operations of $133,333 for the six months ended June 30, 2004. The unamortized deferred interest expense of $66,667 as of the conversion date was charged to operations.

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

Interest expense was $48,131 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative).

Amortization of Beneficial Conversion Feature of Convertible Notes Payable. On January 25, 2004, we entered into a convertible loan agreement for $500,000, with interest at 12%, payable at maturity. The loan was scheduled to mature on September 25, 2004. As part of the loan terms, the lender had the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. On June 8, 2004, the lender converted the $500,000 loan into 2,000,000 shares of our common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States. The fair value of the beneficial conversion feature of this convertible loan was determined to be $500,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of our common stock of $0.60 per share, and was recorded as a reduction to convertible notes payable and charged to operations as interest expense from January 25, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $281,250 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative). The unamortized deferred interest expense of $218,750 as of the conversion date was charged to operations.

On March 12, 2004, we entered into a convertible loan agreement for $200,000, with interest at 12%, payable at maturity. The loan was scheduled to mature three months after funding. As part of the loan terms, the lender had the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. The loan was not funded until April 7, 2004. On June 8, 2004, the lender converted the $200,000 loan into 800,000 shares of our common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States. The fair value of the beneficial conversion feature of this convertible loan was determined to be $200,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of our common stock of $0.60 per share, and was recorded as a reduction to convertible notes payable and charged to operations as interest expense from April 7, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $133,333 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative). The unamortized deferred interest expense of $66,667 as of the conversion date was charged to operations.

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

                           PART II. OTHER INFORMATION

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

                    KIWA BIO-TECH PRODUCTS GROUP CORPORATION
                                  (Registrant)





                                       /S/ WEI LI
DATE:  October 8, 2004          BY: ________________________
                                       WEI LI
                                       CHIEF EXECUTIVE OFFICER



                                       /S/ LIAN-JUN LUO
DATE:  October 8, 2004          BY: ________________________
                                       LIAN-JUN LUO
                                       CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS



Exhibit
Number    Description of Document
------    -----------------------

10.1 Convertible Loan Agreement dated March 12, 2004 for $200,000 between Kiwa Bio-Tech Products Group Corporation and Jzu Hsiang Trading Co., Ltd.*

10.2 Kiwa Bio-Tech Products Group Corporation 2004 Stock Incentive Plan. (Incorporated herein by reference to Appendix A of our Definitive Information Statement on Schedule 14C, filed on June 24, 2004).*

10.3 Engagement agreement between Kiwa Bio-Tech Products Group Corporation and Cinapsys Inc. dated May 24, 2004.*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



*  Previously Filed