Form 10QSB
period 2004-09-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2004-11-15
CIK 1159275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 2004, the Company had 40,918,710, shares of common stock issued and outstanding.

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

         Condensed Consolidated Balance Sheets - September 30, 2004
         (Unaudited) and December 31, 2003.....................................3

         Condensed Consolidated Statements of Operations (Unaudited) -
         Three Months and Nine Months Ended September 30, 2004 and 2003,
         and June 5, 2002 (Inception) to September 30, 2004 (Cumulative).......5

         Condensed Consolidated Statement of Stockholders' Equity
         (Deficiency) (Unaudited) - June 5, 2002 (Inception) to September
         30, 2004 Cumulative)..................................................6

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Nine Months Ended September 30, 2004 and 2003, and June 5, 2002
         (Inception) to September 30, 2004 (Cumulative)........................9

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)- Three Months and nine Months Ended September 30, 2004 and 2003, and June 5, 2002 (Inception) to September 30, 2004
         (Cumulative).........................................................11

Item 2.  Management's Discussion and Analysis or Plan of Operation............20

Item 3.  Controls and Procedures............................................  35


PART II. OTHER INFORMATION....................................................36

Item 2.  Changes in Securities, Use of Proceeds and Small Business
         Issuer Purchases of Equity Securities................................36

Item 6.  Exhibits.............................................................36

SIGNATURES....................................................................37

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets



                                                September 30,       December 31,
                                                    2004                2003
                                                 -----------        -----------
                                                 (Unaudited)

ASSETS

Current assets:
  Cash ...................................       $   342,133        $    48,730
  Restricted cash ........................              --              300,000
  Accounts receivable ....................           534,055             45,235
  Inventories ............................           255,254            135,201
  Due from related party .................              --               30,574
  Prepaid expense ........................           111,586             36,683
   Other current assets ..................           177,235             73,128
                                                 -----------        -----------
Total current assets .....................         1,420,263            669,551
                                                 -----------        -----------

Property and equipment:
  Buildings ..............................         1,045,599          1,045,599
  Machinery and equipment ................           290,139            312,784
  Automobiles ............................           101,321             97,485
  Construction in process ................            44,535             45,108
  Office equipment .......................            49,688             11,640
  Computer software ......................             8,718               --
                                                 -----------        -----------
                                                   1,540,000          1,512,616
  Less: accumulated depreciation .........           (94,879)           (35,468)
                                                 -----------        -----------
                                                   1,445,121          1,477,148
                                                 -----------        -----------
   Intangible asset, net .................           473,739               --
                                                 -----------        -----------
 Total assets ............................       $ 3,339,123        $ 2,146,699
                                                 ===========        ===========


                                   (continued)

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries
                          (A Development Stage Company)
                Condensed Consolidated Balance Sheets (continued)



                                                  September 30,     December 31,
                                                      2004              2003
                                                   -----------      -----------
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)

Current liabilities:
  Accounts payable and accrued
    expenses .................................     $ 1,051,227      $   737,636
  Short-term loans ...........................            --            283,930
  Due to related party .......................         122,933             --
  Convertible notes payable -
    Related party ............................            --            100,000
    Unrelated party ..........................         267,969             --
   Current portion of long-term
    liabilities ..............................          72,790          133,298
                                                   -----------      -----------
Total current liabilities ....................       1,514,919        1,254,864
                                                   -----------      -----------

Long-term liabilities, less current portion:
    Unsecured notes payable ..................       1,389,443        1,063,226
    Bank notes payable .......................          30,509           39,732
                                                   -----------      -----------
                                                     1,419,952        1,102,958
                                                   -----------      -----------

Commitments and contingencies

Stockholders' equity (deficiency):
Common stock, $0.001 par value -
  Authorized - 50,000,000 shares
  Issued and outstanding - 40,428,711
    shares and 30,891,676 shares at
    September 30, 2004 and December 31,
    2003, respectively .......................          40,429           30,892
Additional paid-in capital ...................       4,350,260        1,184,108
Deficit accumulated during the
  development stage ..........................      (3,986,437)      (1,426,123)
                                                   -----------      -----------
Total stockholders' equity (deficiency).......         404,252         (211,123)
                                                   -----------      -----------
Total liabilities and
  stockholders' equity (deficiency)...........     $ 3,339,123      $ 2,146,699
                                                   ===========      ===========


See accompanying notes to condensed consolidated financial statements.

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries
                          (A Development Stage Company)
           Condensed Consolidated Statements of Operations (Unaudited)

                                                                                                       June 5, 2002
                                  Three Months Ended September 30,   Nine Months Ended September 30,  (Inception) to
                                   ------------------------------     ----------------------------     September 30,
                                                                                                           2004
                                       2004             2003              2004            2003         (Cumulative)
                                   ------------      ------------     ------------    ------------     ------------
Net sales ......................   $    407,884      $       --      $    701,101     $       --       $    741,132
Cost of sales ..................        170,387              --           277,688             --            307,982
                                   ------------      ------------    ------------     ------------     ------------
Gross profit ...................        237,497              --           423,413             --            433,150
                                   ------------      ------------    ------------     ------------     ------------

Operating expenses:
  Consulting and professional
    fees .......................        186,075              --           285,535             --            853,138
  Directors' compensation ......          2,175             2,175          22,473           19,730          370,489
  General and administrative ...        160,245           168,415         436,234          254,837          805,169
  Research and development .....         14,195            17,147          40,946           44,051          110,545
  Depreciation and amortization.         17,725             3,451          35,260            7,112           54,150
  Reverse merger costs .........            --               --         1,417,434             --          1,467,770
                                   ------------      ------------    ------------     ------------     ------------
  Total costs and expenses .....        380,415           191,188       2,237,882          325,730        3,661,261
                                   ------------      ------------    ------------     ------------     ------------
                                       (142,918)         (191,188)     (1,814,469)        (325,730)      (3,228,111)
                                   ------------      ------------    ------------     ------------     ------------

Interest income (expense), net..        (10,194)           (4,486)       (745,845)          (3,877)        (758,326)
                                   ------------      ------------    ------------     ------------     ------------

Net loss .......................   $   (153,112)     $   (195,674)   $ (2,560,314)    $   (329,607)    $ (3,986,437)
                                   ============      ============    ============     ============     ============


Net loss per common share -
  basic and diluted ............   $     (0.004)     $     (0.016)   $     (0.072)    $     (0.027)
                                   ============      ============    ============     ============

Weighted average number
  of common shares
  outstanding -
  basic and diluted ............     39,166,806        12,356,670      35,772,751       12,356,670
                                   ============      ============    ============     ============


See accompanying notes to condensed consolidated financial statements.

                  Kiwa Bio-Tech Products Group and Subsidiaries
                          (A Development Stage Company)
            Condensed Consolidated Statement of Stockholders' Equity
                            (Deficiency) (Unaudited)
           June 5, 2002 (Inception) to September 30, 2004 (Cumulative)

                                                                   Deficit
                                                                 Accumulated      Total
                            Common Stock            Additional    During the   Stockholders'
                       -------------------------     Paid-in     Development     Equity
                         Shares          Amount      Capital        Stage      (Deficiency)
                       ----------      ---------    ---------    -----------   ------------
Issuance of
  common stock         12,356,670       $ 12,357   $  452,643    $    --       $   465,000

Net loss for the
  period from
  June 5, 2002
  (Inception) to
  December 31,
  2002                      --              --          --           (70,884)      (70,884)
                       ----------       --------   ----------    -----------   -----------
Balance,
  December 31,
  2002                 12,356,670         12,357      452,643        (70,884)      394,116

Shares issued
  to consultants
  for services         10,503,170         10,503      414,497           --         425,000

Shares issued to
  directors as
  directors'
  compensation          8,031,836          8,032      316,968           --         325,000

Net loss for the
  year ended
  December 31,
  2003                     --                --        --         (1,355,239)   (1,355,239)
                       ----------       --------   ----------    -----------   -----------
Balance,
  December 31,
  2003                 30,891,676         30,892    1,184,108     (1,426,123)     (211,123)



                                   (continued)

                  Kiwa Bio-Tech Products Group and Subsidiaries
                          (A Development Stage Company)
            Condensed Consolidated Statement of Stockholders' Equity
                      (Deficiency) (Unaudited) (continued)
           June 5, 2002 (Inception) to September 30, 2004 (Cumulative)

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



                                   (continued)

                  Kiwa Bio-Tech Products Group and Subsidiaries
                          (A Development Stage Company)
            Condensed Consolidated Statement of Stockholders' Equity
                      (Deficiency) (Unaudited) (continued)
           June 5, 2002 (Inception) to September 30, 2004 (Cumulative)


                                                                   Deficit
                                                                 Accumulated      Total
                            Common Stock            Additional    During the   Stockholders'
                       -------------------------     Paid-in     Development     Equity
                         Shares          Amount      Capital        Stage      (Deficiency)
                       ----------      ---------    ---------    -----------   -------------
Beneficial
  conversion
  feature of
  convertible
  note payable
  funded on
  April 7, 2004            --                --       200,000         --           200,000

Shares issued
  upon conversion
  of convertible
  notes payable         2,800,000          2,800      697,200         --           700,000

Shares issued
  to a consultant
  for services             75,000             75       33,675         --            33,750

Shares issued to
  China Agricultural
  University in
  conjunction with
  April 2004 Patent
  Transfer Agreement    1,000,000          1,000      419,000         --           420,000

Shares issued
  to consultant in
  conjunction with
  July 2004 Standby
  Equity Distribution
  Transaction             26,567              27         (27)         --               --

Shares issued to
  investors in
  conjunction with July
  2004 Standby Equity
  Distribution
  Transaction             704,039            704        (704)         --               --

Shares issued to
  attorneys for
  professional services   892,857            893      124,107         --           125,000

Issuance of warrants
  in conjunction with
  September 2004
  convertible
   notes payable             --               --        82,559         --            82,559

Net loss for the
  nine months ended
  September 30, 2004        --               --           --      (2,560,314)   (2,560,314)

                       ----------       --------    ---------    -----------    ----------
Balance,
   September 30,
   2004                40,428,711       $ 40,429   $4,350,260    $(3,986,437)   $  404,252
                       ==========       ========   ==========    ===========    ==========


See accompanying notes to condensed consolidated financial statements.

                  Kiwa Bio-Tech Products Group and Subsidiaries
                          (A Development Stage Company)
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                            Nine Months Ended       June 5, 2002
                                               September 30,      (Inception) to
                                      --------------------------   September 30,
                                                                        2004
                                          2004           2003       (Cumulative)
                                      -----------    -----------    -----------

Cash flows from operating activities:
Net loss ..........................   $(2,560,314)   $  (329,607)   $(3,986,437)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Issuance of common stock
    for services ..................       158,749           --          546,588
  Issuance of common stock for
    directors' compensation .......          --             --          325,000
  Issuance of securities for
    reverse merger costs ..........     1,114,380           --        1,114,380
  Depreciation and amortization ...        66,611          9,653        102,079
  Amortization of prepaid
    consulting fee ................         3,538           --            3,538
  Amortization of beneficial
    conversion feature of
      convertible notes payable ...       700,000           --          700,000
  Changes in operating assets
    and liabilities:
    (Increase) decrease in:
      Accounts receivable .........      (488,820)          --         (534,055)
      Inventories .................      (120,053)       (92,229)      (255,254)
      Prepaid expenses ............       (78,440)       (22,410)      (151,090)
         Other current assets .....      (104,107)      (241,556)      (104,107)
      Deposits ....................          --           25,794           --
    Increase (decrease) in:
      Accounts payable and
        accrued expenses ..........       280,202        134,955      1,017,838
      Due to related party ........        53,507        (26,902)        22,933
                                      -----------    -----------    -----------
Net cash used in operating
  activities ......................      (974,747)      (542,302)    (1,198,587)
                                      -----------    -----------    -----------


Cash flows from investing
  activities:
  Purchases of property and
    equipment .....................       (24,201)      (884,745)    (1,536,817)
  Acquisition of intangible asset .       (30,205)          --          (30,205)
                                      -----------    -----------    -----------
Net cash used in investing
  activities ......................       (54,406)      (884,745)    (1,567,022)
                                      -----------    -----------    -----------

                                    (continued)

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries
                          (A Development Stage Company)
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

                                             Nine Months Ended         June 5, 2002
                                                September 30,        (Inception) to
                                         --------------------------   September 30,
                                                                           2004
                                             2004           2003       (Cumulative)
                                         -----------    -----------    -----------
Cash flows from financing activities:
  Decrease in restricted cash ........       300,000           --             --
  Proceeds from sale of common stock .          --             --          465,000
  Proceeds from short-term loans .....          --          187,274        283,930
  Repayment of short-term loans ......      (283,930)          --         (283,930)
   Proceeds from convertible
   notes payable .....................     1,050,000           --        1,150,000
  Proceeds from long-term
    borrowings .......................       326,217      1,044,445      1,566,299
  Repayment of long-term
    borrowings .......................       (69,731)      (108,458)       (73,557)
                                         -----------    -----------    -----------
Net cash provided by
  financing activities ...............     1,322,556      1,123,261      3,107,742
                                         -----------    -----------    -----------
Cash:
  Net increase (decrease) ............       293,403       (303,786)       342,133
  Balance at beginning of period .....        48,730        522,057           --
                                         -----------    -----------    -----------
  Balance at end of period ...........   $   342,133    $   218,271    $   342,133
                                         ===========    ===========    ===========

Supplemental Disclosures of
  Cash Flow Information:

Cash paid for interest ...............   $     7,675    $     2,717    $    17,213
                                         ===========    ===========    ===========
Cash paid for taxes ..................   $      --      $      --      $      --
                                         ===========    ===========    ===========
Non-cash investing and financing
  activities:

Issuance of common stock for
  convertible notes payable ..........   $   700,000    $      --      $   700,000
                                         ===========    ===========    ===========
Beneficial conversion feature of
  convertible notes payable ..........   $   700,000    $      --      $   700,000
                                         ===========    ===========    ===========
Transfer from convertible notes
   payable to due to related
   party .............................   $   100,000    $      --      $   100,000
                                         ===========    ===========    ===========
Issuance of common stock in
  exchange for patent ................   $   420,000    $      --      $   420,000
                                         ===========    ===========    ===========
Issuance of detachable warrants
  in conjunction with issuance of
  convertible notes payable ..........   $    82,559    $      --      $    82,559
                                         ===========    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Nine Months Ended September 30, 2004 and 2003, and June 5, 2002
                 (Inception) to September 30, 2004 (Cumulative)


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

On June 3, 2004, the Company's stockholders approved by written consent the Company's reincorporation from Utah to Delaware. The reincorporation became effective on July 22, 2004.

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

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Nine Months Ended September 30, 2004 and 2003, and June 5, 2002
                 (Inception) to September 30, 2004 (Cumulative)


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

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2004, the results of operations for the three months and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003. The consolidated balance sheet as of December 31, 2003 is derived from the Company's audited financial statements.

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

The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004.

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

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. The Company incurred a net loss of $153,112, $2,560,314 and $1,355,239 during the three months and nine months ended September 30, 2004 and the year ended December 31, 2003, respectively, and the Company's current liabilities exceeded its current assets by $94,656 and $585,313 at September 30, 2004 and December 31, 2003, respectively. In addition, the Company is still in the development stage and will require additional capital to fund its business plan, and is continuing to develop its manufacturing facility and has not generated significant revenues from its planned principal operations. These factors create substantial doubt about the Company's ability to continue as a going concern.

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

As of September 30, 2004, the Company had obtained non-interest bearing loans from the local PRC government of approximately $1,390,000 on favorable repayment terms. These loans require the Company to begin repayment of the outstanding balance of these loans of approximately $1,060,000 at September 30, 2004 as our Chinese subsidiary becomes profitable and for the entire balance to be paid within three years. For the year ending December 31, 2004, the Company intends to raise additional capital through the issuance of debt or equity securities to fund the development of its planned business operations, although there can be no assurances that the Company will be successful in this regard. There can be no assurances that the Company will be able to obtain sufficient funds to allow it to continue its operations during the remainder of 2004.

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Nine Months Ended September 30, 2004 and 2003, and June 5, 2002
                 (Inception) to September 30, 2004 (Cumulative)


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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants and convertible debt) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of September 30, 2004, potentially dilutive securities aggregated 4,847,000 shares of common stock. The loss per common share calculation for the three months and nine months ended September 30, 2003 reflects the retroactive restatement of the stockholders' equity (deficiency) section of the balance sheet to reflect the March 2004 recapitalization of Kiwa Bio-Tech.

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

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Nine Months Ended September 30, 2004 and 2003, and June 5, 2002
                 (Inception) to September 30, 2004 (Cumulative)


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

The Company did not issue any stock options to its officers or management during the nine months ended September 30, 2004.

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

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Nine Months Ended September 30, 2004 and 2003, and June 5, 2002
                 (Inception) to September 30, 2004 (Cumulative)


3.       INVENTORIES

Inventories consisted of the following at September 30, 2004 and December 31, 2003:

                                  September 30, 2004         December 31, 2003
                                     -------------           -----------------
                                      (Unaudited)

Raw materials                          $ 219,040                  $ 23,497
Work in progress                          26,506                   111,390
Finished goods                             9,708                       314
                                         -------                   -------
                                        $255,254                  $135,201
                                        ========                  ========

4.       PREPAID EXPENSES

Prepaid expenses consisted of the following at September 30, 2004 and December 31, 2003:

                                  September 30, 2004         December 31, 2003
                                     -------------           -----------------
                                      (Unaudited)

Prepaid insurance                      $   1,180                  $    --
Prepaid interest expense                  16,827                       --
Prepaid professional fees                 37,162                       --
Prepaid commission                        32,000                       --
Prepaid other operating expenses          24,417                    36,683
                                         -------                   -------
                                        $111,586                  $ 36,683
                                        ========                  ========

5.       OTHER CURRENT ASSETS

Other current assets consisted of the following at September 30, 2004 and December 31, 2003:

                                  September 30, 2004         December 31, 2003
                                     -------------           -----------------
                                      (Unaudited)

Deposits                               $  12,859                  $    --
Advances                                   5,959                    66,002
Other receivable                         157,495                       --
Others                                       922                     7,126
                                         -------                   -------
                                        $177,235                  $ 73,128
                                        ========                  ========

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Nine Months Ended September 30, 2004 and 2003, and June 5, 2002
                 (Inception) to September 30, 2004 (Cumulative)


The other receivable consists of an advance to an unrelated entity for payment of reverse merger costs in March 2004. The debtor has agreed to repay the advance in accordance with the following schedule:

  Payment Date                           Amount
-----------------                      ---------

December 15, 2004                      $  30,000
January 18, 2005                          30,000
February 15, 2005                         30,000
March 15, 2005                            30,000
April 15, 2005                            37,495
                                         -------
                                       $ 157,495
                                        ========

6.       INTANGIBLE ASSET

The Company's intangible asset as of September 30, 2004 consisted of the following:

                    Expected          Gross
                  Amortization       Carrying        Accumulated      Intangible
                     Period            Value        Amortization      asset, net
                  ------------       --------       ------------      ----------
Patent              12 years          480,411           6,672           473,739


The following table presents the expected amortization expense related to the patent for the subsequent five years:

                                                   Amount
                                                  --------
         For the year ending December 31:
            2004 (Three months remaining)        $  10,008
            2005                                    40,034
            2006                                    40,034
            2007                                    40,034
            2008                                    40,034
            2009                                    40,034
            Thereafter                             263,561
                                                 ---------
                                                 $ 473,739
                                                 =========

7.       RELATED PARTY TRANSACTIONS WITH CHINA STAR INVESTMENT GROUP

China Star Investment Group is a company which is 10% owned by a major stockholder of the Company. The balance due to China Star at September 30, 2004 of $122,933 was primarily related to a loan from China Star and operating expenses that China Star paid on behalf of the Company. The balance due from China Star at December 31, 2003 of $30,574 resulted from unsecured, non-interest bearing cash advances which are due on demand.

In October 2003, the Company obtained a $100,000 loan from China Star. The loan was scheduled to mature on October 20, 2004, and bears interest at 12% per annum, payable at maturity. As part of the loan terms, China Star had the right to convert the loan into shares of the Company's common stock at $0.25 per share at any time prior to the maturity date, subject to the Company completing a reverse merger transaction in the United States, which was accomplished in March 2004. China Star has waived this conversion right. At September 30, 2004, there is a balance due to China Star of $72,433.

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Nine Months Ended September 30, 2004 and 2003, and June 5, 2002
                 (Inception) to September 30, 2004 (Cumulative)


8.       EQUITY-BASED TRANSACTIONS

From June 5, 2002 (Inception) to September 30, 2004 (Cumulative), the Company has engaged in the following equity-based transactions:

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

The fair value of the beneficial conversion feature of this convertible loan was determined to be $500,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of the Company's common stock of $0.60 per share, and was recorded as a reduction to convertible notes payable and charged to operations as interest expense from January 25, 2004 through the conversion date (June 8,2004), which resulted in a charge to operations of $281,250 for the nine months ended September 30, 2004. The unamortized deferred interest expense of $218,750 as of the conversion date was charged to operations.

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

The fair value of the beneficial conversion feature of this convertible loan was determined to be $200,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of the Company's common stock of $0.60 per share, and was recorded as a reduction to convertible notes payable and charged to operations as interest expense from April 7, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $133,333 for the nine months ended September 30, 2004. The unamortized deferred interest expense of $66,667 as of the conversion date was charged to operations.

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Nine Months Ended September 30, 2004 and 2003, and June 5, 2002
                 (Inception) to September 30, 2004 (Cumulative)


On April 12, 2004, the Company entered into an agreement with China Agricultural University to acquire patent no. ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing", which was originally granted by the PRC Patent Bureau on July 12, 1996. The purchase consideration was $480,411, of which $30,205 was paid at signing of the agreement and an additional $30,206 was still outstanding and accrued at September 30, 2004. In addition, the Company issued 1,000,000 shares of common stock valued at $0.42 per share based on its fair market value on July 20, 2004 (aggregate value $420,000), the date when the application for the patent right holder alternation registration was approved. The Company plans to utilize the patent to develop a new series of products that complement to its current products and create a comprehensive product pipeline.

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

On July 6, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Under the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically issue and sell to Cornell Capital Partners, LP common stock for a total purchase price of up to $10,000,000. The purchase price for the shares is equal to 99% of the market price, which is defined in the Standby Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each cash advance is subject to a maximum advance amount of $500,000, with no cash advance occurring within seven trading days of a prior advance. Cornell Capital Partners, LP received a one-time commitment fee of 704,039 shares of the Company's common stock following execution of the Agreement on July 29, 2004, which was treated as a reduction of the proceeds. Cornell Capital Partners, LP will be paid a fee equal to 4% of each advance, to be retained from each advance. In connection with the Standby Equity Distribution Agreement, the Company also entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. On July 29, 2004, the Company paid Newbridge Securities Corporation a one-time placement agent fee of 26,567 shares of common stock with a value of approximately $10,000 based on the volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the date of the Placement Agent Agreement which was treated as a reduction of the proceeds. The sale of shares under the Standby Equity Distribution Agreement is conditioned upon the Company's registering the shares of common stock with the Securities and Exchange Commission.

On September 13, 2004, the Company issued 892,857 shares of common stock to Stubbs Alderton and Markiles, LLP, with an aggregate value of $125,000, as payment for legal fees incurred during 2004.

On September 23, 2004, the Company entered into a convertible loan agreement for $350,000 with interest at 10% per annum, together with 1,050,000 detachable warrants, issuable at the execution of this agreement. The loan is scheduled to mature on March 23, 2005. As part of the loan terms, the lender has the right to convert the loan into shares of the Company's common stock at $0.20 per share at any time prior to the maturity date of the loan. The lender is an unrelated party located in the United States. Each warrant entitles the holder to subscribe for one share of common stock of the Company at an exercise price of $0.20 per share through September 23, 2007, representing 182% of the closing prices of the Company's common stock on September 23, 2004. None of the detachable warrants were exercised during the nine months ended September 30, 2004. The intrinsic value of the detachable warrants was determined to be $82,559, calculated pursuant to the Black Scholes option pricing model in accordance with EITF Issue No 00-27. This intrinsic value has been recorded as a reduction to the convertible loan and has been credited to additional paid-in capital, and is being amortized on the straight-line basis over the term of the loan with the amounts amortized being recognized as interest expense. Any unamortized discount remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. In

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
        Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months and Nine Months Ended September 30, 2004 and 2003, and June 5, 2002
                 (Inception) to September 30, 2004 (Cumulative)


addition, the Company's CEO also executed a guarantee of repayment of the loan which is secured by shares of the Company's common stock that he owns.

In connection with the convertible loan agreement, the Company recorded deferred debt issuance costs of $32,000, consisting of the direct costs incurred for the issuance of the convertible loan. Debt issuance costs are being amortized on the straight-line method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place.

9.       MAJOR CUSTOMERS AND SUPPLIERS

Three customers accounted for 59.0%, 39.2% and 1.8% of the Company's net sales and 48.7%, 34.3% and 1.1% of the Company 's net sales for the three months and nine months ended September 30, 2004 respectively. The Company did not have any sales for the three months and nine months ended September 30, 2003.

Four suppliers accounted for 51.4%, 37.5% and 4.0% and 2.4% of the Company's net purchases and 40.8%, 29.8%, 6.1% and 3.1% of the Company's net purchases for the three months and nine months ended September 30, 2004 respectively. The Company had minimal purchases for the three months and nine months ended September 30, 2003.

10.      COMMITMENTS AND CONTINGENCIES:

The Company has the following material contractual obligations and capital expenditure commitments:

On September 27, 2004, the Company entered into consulting service agreements with three consultants, under which the Consultants shall receive 200,000 shares, 200,000 shares and 165,000 shares of the Company's common stock for service periods of six months, four months and three months from the agreement date, respectively. The market price was $0.10 on September 27, 2004. As of September 30, 2004, none of these shares have been issued and none of the services have been performed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, its business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

MAJOR CUSTOMERS AND SUPPLIERS:

Three customers accounted for 59.0%, 39.2% and 1.8% of our net sales and 48.7%, 34.3% and 1.1% of our net sales for the three months and nine months ended September 30, 2004 respectively. We did not have any sales for the three months and nine months ended September 30, 2003.

Four suppliers accounted for 51.4%, 37.5% and 4.0% and 2.4% of our net purchases and 40.8%, 29.8%, 6.1% and 3.1% of our net purchases for the three months and nine months ended September 30, 2004 respectively. We had minimal purchases for the three months and nine months ended September 30, 2003.

TRENDS AND UNCERTAINTIES IN REGULATION AND GOVERNMENT POLICY IN PEOPLE'S REPUBLIC OF CHINA

AGRICULTURAL POLICY CHANGES IN CHINA

After over ten years of economic growth, China now faces an imbalance between urban and rural environments as well as the manufacturing and agricultural industries. On February 10, 2004, the Chinese central government issued a new policy to correct the imbalance by offering favorable taxation of agricultural products. Existing agricultural products will be taxed at a rate of 1%. We should benefit from this favorable taxation rate as farmers will retain more of their income and will most likely spend some of that income on our products. In addition, we anticipate receiving additional governmental support in marketing our products to farmers due to additional procedural changes included with the new policy.

GENERAL FISCAL AND MONETARY POLICY CHANGES IN CHINA

Recently China adopted restricted fiscal and monetary policies to fight potential inflation. However, "People's Daily," the Chinese communist party's major news paper, stated on August 10, 2004, that the agricultural area has been one of a few industries which will continue to enjoy expansionary policy. The article noted that the Chinese government will continue to increase investment in agricultural development. We have previously benefited from these policies, as evidenced by our receipt of a non-interest bearing loan from the government in the amount of approximately $304,000 in June 2004. However, if these financing programs are not available in the future, we may have to borrow on terms which are less favorable to us, or we may not be able to borrow additional funds at all on terms which are acceptable.

FOREIGN INVESTMENT POLICY CHANGES

The Chinese government is considering changes to its current policy, which provides favorable tax treatment to foreign invested enterprises as compared to Chinese domestic business. The new policy under consideration will treat the foreign invested enterprises the same as Chinese domestic enterprises. As a result, new foreign invested enterprises will no longer enjoy the favorable tax treatment as in effect under current tax laws (no income taxes for the first two years of operations and, and income taxed at one half of the normal rate for the next three years) previously given to foreign invested enterprises. However, the proposed new policy is not expected to have an impact on companies like ours, which have already been granted such tax treatment. If we were to be subject to such new policies, our tax rate and tax liability would increase.

FOREIGN EXCHANGE POLICY CHANGES

China is considering allowing its currency to be freely exchangeable for other major currencies. This change will result in greater liquidity for revenues generated in Renminbi. We would benefit by having easier access to and greater flexibility with capital generated in and held in the form of Renminbi. The majority of our assets are located in China and all of our earnings are currently generated in China, and are therefore denominated in Renminbi. Changes in the exchange from Renminbi to U.S. Dollars will have impact on our reported results of operations and financial condition. In the event that Renminbi appreciates over the next year as compared to the U.S. Dollar, our earnings will benefit from the appreciation of the Renminbi. However, if we have to use U.S. Dollars to invest in our Chinese operations, we will suffer from the depreciation of U.S. Dollars against the Renminbi. On the other hand, if the value of the Renminbi were to depreciate compared to the U.S. Dollar, then our reported earnings and financial condition would be adversely affected when converted to U.S. Dollars.

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

ACCOUNTS RECEIVABLE

We perform ongoing credit evaluations of our customers and intend to establish an allowance for doubtful accounts when amounts are not considered fully collectable. As of September 30, 2004, receivables between the ages of 1-30 days accounted for 56.76%; receivables between the ages of 31-60 days accounted for 0.65%; receivables between the ages of 61-90 days accounted for 1.54%; receivables between the ages of 91-120 days accounted for 29.55%; and receivables between the ages of 121-365 days accounted for 11.47% of total accounts receivable. We believe that the accounts receivable balance at September 30, 2004 is fully collectible.

We require our customers to pay between 20% and 60% of the purchase price of an order placed, depending on the results of our credit investigations, prior to shipment. The remaining balance is due within 90 days, unless other terms are approved by management. We maintain a policy that all sales are final we do not allow returns. However, in the event of defective products, we may allow customers to exchange the defective products for new products within 90 days of delivery and prior to the product's expiration date. In the event of any exchange, the customers pay all transportation expenses and 10% of packing costs for the exchange.

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

IMPAIRMENT OF ASSETS

Our long-lived assets consist of property and equipment, and intangible asset. At September 30, 2004, the net value of property and equipment, and intangible asset was $1,445,121 and $473,739 respectively, which represented approximately 43% and 14% of our total assets respectively. At December 31, 2003, the net value of property and equipment, and intangible asset was $1,477,148 and nil respectively, which represented approximately 69% and nil of our total assets respectively.

We periodically evaluate our investment in long-lived assets, including property and equipment, and intangible asset, for recoverability whenever events or
changes  in   circumstances   indicate  the  net  carrying  amount  may  not  be
recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, and intangible asset, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

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

RESULTS OF OPERATIONS:

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003:

Net sales were $407,884 for the three months ended September 30, 2004. We did not have any sales for the three months ended September 30, 2003. The introduction of new products and development of customer base from the end of 2003 to 2004 has resulted in the continuous growth of net sales.

Net sales were $701,101 for the nine months ended September 30, 2004. We did not have any sales for the nine months ended September 30, 2003. The increase in net sales is the result of our products being introduced to the market in November 2003.

Cost of sales was $170,387 for the three months ended September 30, 2004, including depreciation and amortization of $9,913.

Cost of sales was $277,688 for the nine months ended September 30, 2004, including depreciation and amortization of $28,679.

Gross profit was $237,497, or 58% of net sales, for the three months ended September 30, 2004.

Gross profit was $423,413, or 60% of net sales, for the nine months ended September 30, 2004.

Consulting and professional fees were $186,075 for the three months ended September 30, 2004. We did not have any consulting and professional fees for the three months ended September 30, 2003. The increase in consulting and professional fees in the three months ended September 30, 2004 is primarily attributable to activities relating to fundraising, investor relations and public company operations.

Consulting and professional fees were $285,535 for the nine months ended September 30, 2004. We did not have any consulting and professional fees for the nine months ended September 30, 2003. The increase in consulting and professional fees in 2004 is primarily attributable to activities relating to fundraising, investor relations and public company operations.

Directors' compensation was $2,175 for the three months ended September 30, 2004, as compared to $2,175 for the three months ended September 30, 2003.

Directors' compensation was $22,473 for the nine months ended September 30, 2004, as compared to $19,730 for the nine months ended September 30, 2003.

General and administrative expense decreased $8,170, or 5%, to $160,245 for the three months ended September 30, 2004, as compared to $168,415 for the three months ended September 30, 2003.

General and administrative expense was $436,234 for the nine months ended September 30, 2004, as compared to $254,837 for the nine months ended September 30, 2003, an increase of $181,397 or 71%, primarily as a result of increased personnel-related costs in China amounting to $66,539 for the nine months ended September 30, 2004 reflecting an increased level of business activities and increased personnel-related costs in the United States amounting to $102,446 for the nine months ended September 30, 2004 following commencement of the operations in the United States in April 2004. General and administrative expenses mainly include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.

Research and development expense decreased $2,952, or 17%, to $14,195 for the three months ended September 30, 2004, as compared to $17,147 for the three months ended September 30, 2003.

Research and development expense decreased $3,105, or 7%, to $40,946 for the nine months ended September 30, 2004, as compared to $44,051 for the nine months ended September 30, 2003.

Depreciation and amortization, excluding depreciation and amortization included in cost of sales, increased $14,274, or 414%, to $17,725 for the three months ended September 30, 2004, as compared to $3,451 for the three months ended September 30, 2003. This increase is the result of completion of Phase I of our manufacturing facility construction in late 2003 and the amortization of a newly acquired patent in July 2004.

Depreciation and amortization, excluding depreciation and amortization included in cost of sales, increased $28,148, or 396%, to $35,260 for the nine months ended September 30, 2004, as compared to $7,112 for the nine months ended September 30, 2003. This increase is the result of completion of Phase I of our manufacturing facility construction in late 2003 and the amortization of a newly acquired patent in July 2004.

We did not have any reverse merger costs relating to our March 2004 merger with a United States public company for the three months ended September 30, 2003 and 2004.

Reverse merger costs relating to March 2004 merger were $1,417,434 for the nine months ended September 30, 2004, including non-cash costs relating to the issuance of stock options and warrants of $1,114,380. We did not have any reverse merger costs for the nine months ended September 30, 2003.

Interest expense increased $5,708, or 127%, to $10,194 for the three months ended September 30, 2004, as compared to interest expense of $4,486 for the three months ended September 30, 2003. This increase is due to increased borrowing during the period in between.

Interest expense increased $41,968, or 1,082%, to $45,845 for the nine months ended September 30, 2004, as compared to interest expense of $3,877 for the nine months ended September 30, 2003. This increase is due to increased borrowing during the period in between.

Amortization of Beneficial Conversion Feature of Convertible Notes Payable. On January 25, 2004, we entered into a convertible loan agreement for $500,000, with interest at 12%, payable at maturity. The loan was scheduled to mature on September 25, 2004. As part of the loan terms, the lender has the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. On June 8, 2004, the lender converted the $500,000 loan into 2,000,000 shares of our common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States. The fair value of the beneficial conversion feature of this convertible loan was determined to be $500,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of our common stock of $0.60 per share, and was recorded as a reduction to convertible notes payable and charged to operations as interest expense from January 25, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $281,250 for the nine months ended September 30, 2004. The unamortized deferred interest expense of $218,750 as of the conversion date was charged to operations as interest expense.

On March 12, 2004, we entered into a convertible loan agreement for $200,000, with interest at 12%, payable at maturity. The loan was scheduled to mature three months after funding. As part of the loan terms, the lender had the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. The loan was not funded until April 7, 2004. On June 8, 2004, the lender converted the $200,000 loan into 800,000 shares of our common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States. The fair value of the beneficial conversion feature of this convertible loan was determined to be $200,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of our common stock of $0.60 per share, and was recorded as a reduction to convertible notes payable and charged to operations as interest expense from April 7, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $133,333 for the nine months ended September 30, 2004. The unamortized deferred interest expense of $66,667 as of the conversion date was charged to operations as interest expense.

Net loss decreased $42,562 to $153,112 for the three months ended September 30, 2004, as compared to $195,674 for the three months ended September 30, 2003. The decrease in net loss in the current period is primarily because of the continuing increase in revenue since late 2003.

Net loss increased $2,230,707 to $2,560,314 for the nine months ended September 30, 2004, as compared to $329,607 for the nine months ended September 30, 2003. The increased net loss in the current period is primarily the result of charges related to the reverse merger, consulting and professional fees, convertible notes, and start of operations in the United States in April 2004.

JUNE 5, 2002 (INCEPTION) TO SEPTEMBER 30, 2004 (CUMULATIVE):

Net sales were $741,132 for the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative).

Cost of sales was $307,982 for the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative), including depreciation and amortization of $46,682.

Gross profit was $433,150 or 58% of net sales for the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative).

Consulting and professional fees were $853,138 for the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative), including non-cash costs relating to the issuance of common stock in December 2003 of $425,000, in July 2004 of $10,000, and in September 2004 of $87,838.

Directors' compensation was $370,489 for the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative), including non-cash costs relating to the issuance of common stock in December 2003 of $325,000.

General and administrative expense was $805,169 for the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative). General and administrative expense mainly includes salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.

Research and development expense was $110,545 for the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative).

Depreciation and amortization, excluding depreciation and amortization included in cost of sales, was $54,150 for the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative).

Reverse merger costs relating to our March 2004 merger with a United States public company were $1,467,770 for the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative), including non-cash costs relating to the issuance of stock options and warrants of $1,114,380.

Interest expense was $58,326 for the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative).

Amortization of Beneficial Conversion Feature of Convertible Notes Payable. On January 25, 2004, we entered into a convertible loan agreement for $500,000, with interest at 12%, payable at maturity. The loan was scheduled to mature on September 25, 2004. As part of the loan terms, the lender had the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. On June 8, 2004, the lender converted the $500,000 loan into 2,000,000 shares of our common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States. The fair value of the beneficial conversion feature of this convertible loan was determined to be $500,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of our common stock of $0.60 per share, and was recorded as a reduction to convertible notes payable and charged to operations as interest expense from January 25, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $281,250 for the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative). The unamortized deferred interest expense of $218,750 as of the conversion date was charged to operations as interest expense.

On March 12, 2004, we entered into a convertible loan agreement for $200,000, with interest at 12%, payable at maturity. The loan was scheduled to mature three months after funding. As part of the loan terms, the lender had the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. The loan was not funded until April 7, 2004. On June 8, 2004, the lender converted the $200,000 loan into 800,000 shares of our common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States. The fair value of the beneficial conversion feature of this convertible loan was determined to be $200,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of our common stock of $0.60 per share, and was recorded as a reduction to convertible notes payable and charged to operations as interest expense from April 7, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $133,333 for the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative). The unamortized deferred interest expense of $66,667 as of the conversion date was charged to operations as interest expense.

Net loss was $3,986,437 for the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative).

LIQUIDITY AND CAPITAL RESOURCES:

Since inception in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the nine months ended September 30, 2004, we raised $1,050,000 in the form of three convertible notes payable and obtained a government preferential note of approximately $304,000.

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

On September 23, 2004, the Company entered into a convertible loan agreement for $350,000 with interest at 10% per annum, together with 1,050,000 detachable warrants, issuable at the execution of this agreement. The loan is scheduled to mature on March 23, 2005. As part of the loan terms, the lender has the right to convert the loan into shares of the Company's common stock at $0.20 per share at any time prior to the maturity date of the loan. In addition, the Company's CEO also executed a guarantee of repayment of the loan which is secured by shares of the Company's common stock that he owns.

At September 30, 2004 and December 31, 2003, we had cash of $342,133 and $48,730, respectively. At September 30, 2004 and 2003, our net working capital deficiency was $94,656 and $585,313, respectively, reflecting current ratios of 0.94:1 and 0.53:1, respectively, at such dates.

During the nine months ended September 30, 2004, our operations utilized cash of $974,747, as compared to $542,302 utilized for the nine months ended September 30, 2003, as a result of an increased level of business activity and the costs associated with operating a public company. For the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative), our operations utilized cash of $1,198,587.

During the nine months ended September 30, 2004, we utilized $54,406 in investing activities, as compared to $884,745 for the nine months ended September 30, 2003, for the purchase of property and equipment. For the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative), we utilized $1,567,022 in investing activities for the purchase of property, equipment and intangible asset.

During the nine months ended September 30, 2004, we generated $1,322,556 from financing activities, consisting of the proceeds from three convertible notes payable of $1,050,000, decrease in restricted cash of $300,000 and increases in long-term borrowings of $326,217, offset in part by the repayment of short-term and long-term loans of $283,930 and $69,731 respectively. During the nine months ended September 30, 2003, we generated $ 1,123,261 from financing activities through an increase in short-term loans and long-term borrowings.

For the period June 5, 2002 (Inception) to September 30, 2004 (Cumulative), we generated $3,107,742 from financing activities, consisting of the proceeds from the sale of common stock of $465,000, the proceeds from convertible notes payable of $1,150,000, and increases in short-term and long-term borrowings of $283,930 and $1,566,299 respectively, offset in part by the repayment of short-term and long-term loans of $283,930 and $73,557 respectively.

Long-term borrowings consist primarily of unsecured, non-interest bearing notes payable to the local Chinese government that do not mature until three years after our Chinese operations reach defined levels of profitability and other government non-interest bearing notes payable that do not mature until our Chinese operations earn a profit. As of September 30, 2004, we have the following long-term loans from the government:

         o From November 28, 2002 to February 1, 2004, we borrowed an aggregate of approximately $1,087,390 from the local government in Zoucheng City in Shandong, China. This is an interest free loan with an unfixed repayment period. The terms provide that repayment will begin in the first year after our Chinese subsidiary becomes profitable and will be repaid in full within three years after the repayment obligations begin.

         o On June 21, 2004, we borrowed approximately $304,000 from the local government in Zoucheng City in Shandong, China. This is an interest free loan with an unfixed repayment period. The terms provide that repayment will begin in the first year after our Chinese subsidiary becomes profitable, we will be required to pay 10% of annual net profit of the subsidiary to the lender until the loan is repaid in full.

We qualified for the non-interest bearing loans under a government sponsored program to encourage economic development in certain industries and locations. To qualify for the favorable loan terms, a company must meet the following criteria: (1) a technology company with innovative technology or product (as determined by the Science Bureau of central government); (2) operate in specific industries, such as agriculture, environmental, education, and others, which the government has determined to encourage development; and (3) be located in undeveloped areas such as Zoucheng Shandong where our facility located.

We do not anticipate generating sufficient positive internal operating cash flow to fund our planned operations until such time as we generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations.

Over the next twelve months, we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. However, our near term cash requirements are anticipated to be offset through the receipt of funds through the Standby Equity Distribution Agreement with Cornell Capital Partners, LP and through other private placement offerings and loans obtained through private sources. Once this registration statement becomes effective we anticipate being able to use the cash advances from Cornell Capital Partners, LP to finance our operations. If, however, these cash advances are unavailable, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and such financing, if available, could have a negative impact on our financial condition.

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

The exchange rate was approximately US$1.00 to RMB 8.28 at September 30, 2004 and December 31, 2003.

COMMITMENTS AND CONTINGENCIES:

We have the following material contractual obligations and capital expenditure commitments:

On September 27, 2004, the Company entered into consulting service agreements with three consultants, under which the Consultants shall receive 200,000 shares, 200,000 shares and 165,000 shares of the Company's common stock for service periods of six months, four months and three months from the agreement date, respectively. The market price was $0.10 on September 27, 2004. As of September 30, 2004, neither the shares have been issued, nor have the services been performed.

OFF-BALANCE SHEET ARRANGEMENTS:

At September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

RELATED PARTY TRANSACTIONS:

China Star Investment Group is a company which is 10% owned by a major stockholder of our Company. The balance due to China Star at September 30, 2004 of $122,933 was primarily related to a loan from China Star and operating expenses that China Star paid on our behalf. The balance due from China Star at December 31, 2003 of $30,574 resulted from unsecured, non-interest bearing cash advances which are due on demand.

In October 2003, we obtained a $100,000 loan from China Star. The loan was scheduled to mature on October 20, 2004, and bears interest at 12% per annum, payable at maturity. As part of the loan terms, China Star had the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. China Star has waived this conversion right. At September 30, 2004, the outstanding unpaid balance due to China Star was $72,433.

CAUTIONARY STATEMENTS AND RISK FACTORS:

We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond the combined company's control. The accompanying information contained in these Risk Factors identifies important factors that could cause such differences.

RISKS RELATED TO OUR BUSINESS

INVESTORS MAY NOT BE ABLE TO ADEQUATELY EVALUATE OUR BUSINESS DUE TO OUR SHORT OPERATING HISTORY, LACK OF SIGNIFICANT REVENUE AND LIMITED PRODUCT OFFERINGS. DUE TO THIS SHORT OPERATING HISTORY, WE HAVE NOT YET GENERATED ANY PROFITS AND WILL REQUIRE ADDITIONAL FUNDING TO IMPLEMENT OUR BUSINESS PLAN. WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPTION FOR THE YEAR ENDED DECEMBER 31, 2003 FROM OUR INDEPENDENT ACCOUNTANTS.

         We have only been operating our current business since June 2002, providing a limited period for investors to evaluate our business model. Because of this lack of operating history and the uncertain nature of the rapidly changing markets that we serve, we believe the prediction of future results of operation is difficult. We have generated insignificant revenue, have not been profitable, and incurred net operating losses during our recent operating history. From the inception of our current business on June 5, 2002 to September 30, 2004, we had accumulated losses of $3,986,437. We expect to continue to have operating losses for the foreseeable future as we further our research and continue to conduct product tests.

         We currently have two commercial product lines, a bio-fertilizer and a water treatment and pathogen suppression agent, and plan to market another three to four products in the agriculture market in the next six to twelve months. There can be no assurances that any of the intellectual property or products intended to be developed by us will be marketed successfully or that ultimately we can develop a sufficiently large production capacity and sufficiently large customer demand to operate on a profitable basis. In addition, we are generally required to obtain a license from China Agriculture Department, which can take three to six months, prior to selling a new product. Until sufficient cash flow is generated from operations, we will have to utilize our capital resources or external sources of funding to satisfy our working capital needs. Furthermore, our prospects must be evaluated in light of risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stage of their development.

         Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the year ended December 31, 2003, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. As of September 30, 2004, we had accumulated net loss of approximately $4.0 million. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS.

         Historically, our operating results and our industry have been subject to seasonal trends when measured on a quarterly basis. This trend is dependent on numerous factors, including the markets in which we operate, growing seasons, customer demand, climate, economic conditions and numerous other factors beyond our control. Generally, we expect the second and third quarters are stronger than the first and fourth quarters due to the growing seasons in our primary markets. There can be no assurance that the historic operating patterns will continue in future periods.

OUR  OPERATING  RESULTS  MAY  FLUCTUATE  SIGNIFICANTLY,   WHICH  MAY  RESULT  IN
VOLATILITY OR HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

         We have experienced, and expect to continue to experience, substantial variation in our net sales and operating results from quarter to quarter. Our business is subject to seasonal fluctuations due to growing seasons in different markets. We believe the factors that influence this variability of quarterly results include:

         o        the timing and size of orders from major customers;

         o        budgeting and purchasing cycles of customers;

         o the timing of enhancements to products or new products introduced by us or our competitors;

         o changes in pricing policies made by us, our competitors or suppliers, including possible decreases in average selling prices of products in response to competitive pressures; and

         o        fluctuations in general economic conditions.

         We may also choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities. Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly or decline.

         Since January 1, 2002, the market price for our comment stock as quoted on the OTC Bulletin Board has ranged from $0.05 to $1.00 (adjusted for stock splits). High volatility in the market price of our common stock may result in lower prices for our common stock, making it more difficult for us to obtain equity financing on terms and conditions which are favorable to us, if at all. We expect to continue to incur losses in the near future as we develop and market our initial products. As a result, we will be dependent on additional debt or equity financing to fund our operations. If such financing is not available on terms which are acceptable to us, we may have to delay development of new products and/or reduce sales and marketing efforts for our existing products. Such actions may have an adverse effect on our results of operations. In addition, uncertainties with respect to our ability to raise additional capital would make operational planning more difficult for management.

REVOCATION OF OUR RIGHT TO USE PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY IMPACT THE GROWTH OF OUR BUSINESS.

         We have recently acquired a patent, titled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing," from China Agricultural University. While we do not yet have any commercial products utilizing the technology covered by this patent, we plan to use the patent to develop a new series of products that compliment our current products. If our rights under this patent are challenged or if we default on our obligations under applicable Chinese regulatory requirements, our right to use that patent could be revoked and we would no longer be permitted to use that patent in our research, development and sales activities. Such a revocation or default could have an adverse impact on the growth of our business by reducing the introduction of new products, and consequently, sales.

OUR SUCCESS DEPENDS IN PART ON OUR SUCCESSFUL DEVELOPMENT AND SALE OF PRODUCTS CURRENTLY IN THE RESEARCH AND DEVELOPMENT STAGE.

         We currently have two commercial products based on photosynthesis bacteria technology. The first is a bio-fertilizer called Photosynthesis Biological Catalyst and the second is a water treatment and pathogen suppression agent. We commenced sales of the powdered form Photosynthesis Biological Catalyst in January 2004 and the liquid form in April 2004. We commenced sales of our water treatment and pathogen suppression agent in April 2004. Many of our product candidates are still in the research and development stage. The successful development of new products is uncertain and subject to a number of significant risks. Potential products that appear to be promising at early states of development may not reach the market for a number of reasons, including but not limited to, the cost and time of development. Potential products may be found to be ineffective or cause harmful side effects, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical or fail to achieve market acceptance. Our failure to successfully develop and sell new products may delay or eliminate future acquisition plans and would most likely slow our development. Our proprietary products may not be commercially available for a number of years, if at all.

         There can be no assurance that any of our intended products will be successfully developed or that we will achieve significant revenues from such products even if they are successfully developed. Our success is dependent upon our ability to develop and market our products on a timely basis. There can be no assurance that we will be successful in developing or marketing such products or taking advantage of the perceived demand for such products. In addition, there can be no assurance that products or technologies developed by others will not render our products or technologies non-competitive or obsolete. The China bio-fertilizer market is still in a very early stage and is very fragmented with many potential customers, but with no single producer or small of group of producers dominating the market. To some extend, however, we also competition from large chemical fertilizer manufacturers in China, such as Sino-Arabic Chemical Fertilizer Company in national markets as well as Red Sun Group in Shandong and Jiangsu markets. These chemical fertilizer manufacturers have provided chemical fertilizers to farmers in China for several years and customers are more accustomed to using their established products as compared to new products.

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

OUR  SUCCESS  DEPENDS  IN PART  UPON OUR  ABILITY  TO  RETAIN  AND  RECRUIT  KEY
PERSONNEL.

         Our success is highly dependent upon the continued services of our executive officers key product development personnel and key scientific personnel, including without limitation, Wei Li, Da-chang Ju, Lian-jun Luo, James Nian Zhan., Dr. Daniel Qu, Yuhong Pang, and Professor Guisheng Chen. Given the intense competition for qualified management and product development personnel in our industry, the loss of the services of any key management or product development personnel may significantly and detrimentally affect our business and prospects. We maintain employment agreements with two of our key personnel in China: Lian-jun Luo and Qu Bin. The material terms of these employment agreements include three-year terms, provision for annual bonuses and stock option grants based on performance, and severance of three month's base salary if these executives are laid off without cause. We do not have employment agreements with any other members of management or key personnel. While we have not experienced difficulty in attracting and maintaining key personnel, there can be no assurance that we will be able to retain these personnel, and it may be time consuming and costly to recruit qualified replacement personnel.

WE CURRENTLY DO NOT HAVE SUFFICIENT REVENUES TO SUPPORT OUR BUSINESS ACTIVITIES AND, IF OPERATING LOSSES CONTINUE, WE WILL REQUIRE ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO SECURE.

         We require substantial working capital to fund our business. In the short term, we plan to continue building out our manufacturing facility, adjust our product formula to improve product stability and optimize our product offerings, expand our sales and marketing efforts in China, expand our distribution base in China, introduce new products, and acquire 2 to 3 small or medium sized bio-technology companies in the Chinese agricultural and/or environmental markets. Over the next 24 months, we estimate that we will require approximately $2.5 million for completion of construction of our manufacturing facility and equipment investment, $1 million to consummate our planned acquisitions, $600,000 in working capital and $500,000 in administrative and operations expenses. In the long term, we plan to become a commercialization platform for world-class biotechnological research and development results for applications in agriculture, natural resources conservation and environmental protection, launch our products in the United States and other markets, continue our introduction of new products, create formal strategic alliances with selected United States companies to co-develop and/or co-market products in the United States and China, form an international biotechnology research center in China for the research and development of agricultural, environmental and medical applications.

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

ENTERING INTO EQUITY OR DEBT FINANCINGS COULD RESULT IN DILUTION TO EXISTING STOCKHOLDERS.

         We may be required to raise additional capital to fund our operations and finance our research and development activities through a public or private offering of debt or equity. Any equity financing could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. Debt financings will result in interest expense and likely subject us to negative covenants that would limit our operational flexibility, and if convertible into equity, could also dilute then-existing stockholders.

THE RISKS ASSOCIATED WITH RAISING CAPITAL THROUGH COLLABORATIONS AND LICENSING AGREEMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

         We may be required to raise additional capital to fund our operations and finance our research and development activities through collaborative and/or licensing agreements. Under these agreements, we may be subject to various restrictive covenants which could significantly limit our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment. If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we may have to limit, delay, scale back or eliminate our research and development activities or future operations. Any of the foregoing may adversely affect our business.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO EFFECTIVELY RECEIVE AND USE OUR REVENUE.

         Because almost all of our future revenues may be in the form of Renminbi, China's currency which is denominated RMB, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund our business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi, for current account transactions significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

         We may also be subject to foreign exchange risk and foreign ownership restrictions. The Chinese government is loosening its control on foreign exchange transactions. More liberal foreign exchange policies will reduce our foreign exchange risk by increasing the liquidity of revenues generated in Renminbi. We do anticipate conducting operations in any countries other than China and the United States over the next twenty-four months. Fluctuations in the exchange rate of the Renminbi relative to the U.S. Dollar could adversely affect our results of operations by affecting our reported earnings for any given period. In addition, foreign ownership restrictions could also impact our ability to expand our business through investment and acquisition opportunities. If we are unable to pursue such strategic opportunities due to foreign ownership regulations, the growth of our business could be limited.

CHANGES IN CHINA'S POLITICAL, SOCIAL, ECONOMIC OR LEGAL SYSTEMS COULD MATERIALLY HARM OUR BUSINESS.

         All of our manufacturing, production and sales occur in China. Consequently, an investment in our common stock may be adversely affected by the political, social and economic environment in China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time.

         Our business and prospects are dependent upon agreements and regulatory approval with various entities controlled by Chinese governmental instrumentalities. Historically, our operations in China have received relatively favorable treatment from these instrumentalities as a result of the Chinese government's policies of encouraging economic development and innovation, especially in underdeveloped regions. However, our operations and prospects would be materially and adversely affected by a change in China's economic policies, which could make it more difficult for us to obtain necessary approvals from governmental authorities and to obtain economic incentives from governmental authorities. In addition, if the Chinese government elects not to honor certain contracts as a result of political change, it might be difficult to enforce these contracts against such governmental entities in China. In addition, the legal system of China relating to foreign investments is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances.

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

OUR ABILITY TO GENERATE REVENUES COULD SUFFER IF THE CHINESE AG-BIOTECHNOLOGY MARKET DOES NOT DEVELOP AS ANTICIPATED.

         The agriculture-biotechnology market in China, the primary market in which we do business, is in the early stages of development. While we believe the market opportunity looks promising, we expect that the market will take several years to develop. While it is difficult to project exactly how long it will take to develop the ag-biotechnology industry in China, we anticipate that it will take at least ten years to reach a level of development which is similar to the current state of the industry in the United States. Successful development of the ag-biotechnology market in China depends on the following:

         o        continuation of governmental  and consumer trends favoring the
                  use  of   products   and   technologies   designed  to  create
                  sustainable agriculture;

         o educating the Chinese agricultural community and consumers about the uses of ag-biotechnology products; and

         o        certain   institutional   developments  such  as  governmental
                  agricultural   subsidies   designed  to  promote  the  use  of
                  environmentally friendly ag-biotechnological products.

         There are no assurances that these trends will continue, governmental subsidies will be offered, or that the Chinese agricultural community and consumers will be successfully educated about the uses of ag-biotechnology products. The conduct of business in the ag-biotechnology market involves high risks. There can be no assurances that the ag-biotechnology market in China will develop sufficiently to facilitate our profitable operation. While we believe that we will benefit from our first-mover advantage in a growing market, existing competitors and new entrants in the ag-biotechnology market are expected to create fierce competition in the future as the market evolves. Competitors and new entrants may introduce new products into the market that may detrimentally affect sales of our existing products, and consequently our revenues. We intend to fund operations through sales, debt and equity financings until such time as the ag-biotechnology market in China is sufficiently developed to support our profitable operation.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND MAY BE EXPOSED TO INFRINGEMENT CLAIMS FROM THIRD PARTIES.

         Our success will depend in part on our ability to obtain patent protection for our technology, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. We have several trademarks registered in China, which will be protected by the trademark laws in China for 10 years and are renewable at the expiration of the initial 10 year term. In addition, we have recently acquired a patent from the China Agricultural University entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing," which has a remaining term of 9 years.

         We may also file patents with the Chinese government and/or the U.S. Patent and Trademark Office as we deem appropriate. There can be no assurance that the patents applied for will be reviewed in a timely manner, that any additional patents will issue or that any patents issued will afford meaningful protection against competitors with similar technology or that any patents issued will not be challenged by third parties. There also can be no assurance that others will not independently develop similar technologies, duplicate our technologies or design around our technologies whether or not patented. There also can be no assurance that we will have sufficient resources to maintain a patent infringement lawsuit should anyone be found or believed to be infringing our patents. There also can be no assurance that the technology ultimately used by us will be covered in any additional patent issued from our pending patent application or other patent applications which we may file. We do not believe that our technology infringes on the patent rights of third parties. However, there can be no assurance that certain aspects of our technology will not be challenged by the holders of other patents or that we will not be required to license or otherwise acquire from third parties the right to use additional technology. The failure to overcome such challenges or obtain such licenses or rights on acceptable terms could have a material adverse affect on us, our business, results of operations and financial condition.

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

WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION, THE DEFENSE OF WHICH COULD ADVERSELY IMPACT OUR BUSINESS OPERATIONS.

         Currently we have one patent in China (Patent #: ZL93 1 01635.5 and International patent classification #: A01N 63/00), which covers six different species of bacillus which have been tested as bio-fertilizers to enhance yield and plant health as well as the production methods of the six species. Our current products are not based on this patent, but are based on trade secrets and know-how developed in-house. However our bio-organic fertilizer products in development will be based on the patent and those products are expected be introduced to the market in the early 2005. The patent will expire on February 19, 2013.

         While we have not received any allegations, complaints or threats of litigation relating to any intellectual property rights, we may, from time to time, become involved in litigation regarding patent and other intellectual property rights. From time to time, we may receive notices from third parties of potential infringement and claims of potential infringement. Defending these claims could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us, or at all. In addition, third parties may attempt to appropriate the confidential information and proprietary technologies and processes used in our business, which we may be unable to prevent and which would harm the businesses and our prospects.

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

WE DEPEND ON A FEW CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE.

         Three customers accounted for approximately 68% of our net sales for the second quarter of fiscal year 2004. We do not have written agreements or commitments with our customers for future purchases. The loss of any of our significant customers would result in a material reduction in our sales and results of operations. There can be no assurances that we will be able to retain these customers or further expand our customer base to reduce our dependence on a small number of customers. Our inability to generate new customers could negatively impact our business and our ability to continue as a going concern.

RISK RELATED TO OUR COMMON STOCK

IF AN ACTIVE TRADING MARKET FOR OUR SECURITIES DOES NOT REMAIN IN EXISTENCE, THE MARKET PRICE OF OUR SECURITIES MAY DECLINE AND STOCKHOLDERS' LIQUIDITY MAY BE REDUCED.

         Although our common stock is quoted on the OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The OTC Bulletin Board is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD's automated quotation system. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities quoted solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. As of September 21, 2004, we had 383 stockholders of record. As of October 6, 2004, the closing price per share of common stock was $0.07 and the average daily trading volume for the previous three months was 82,247 shares. Market prices for our common stock will be influenced by a number of factors, including:

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

WE ARE CONTROLLED BY TWO EXISTING STOCKHOLDERS WHO POSSESS SUFFICIENT VOTING POWER TO PREVENT OR FRUSTRATE ATTEMPTS TO REPLACE OR REMOVE OUR CURRENT MANAGEMENT OR TO ENGAGE IN CHANGE OF CONTROL TRANSACTIONS.

         Our principal stockholders are All Star Technology Inc. and InvestLink (China) Limited. Wei Li, our Chief Executive Officer and Chairman, is a principal shareholder of All Star Technology Inc. Da-chang Ju, one of our directors, is a principal stockholder of InvestLink (China) Limited. All Star Technology Inc., together with InvestLink (China) Limited, currently beneficially own approximately 56% of the outstanding shares of our common stock. Accordingly, All Star Technology Inc., together with InvestLink (China) Limited, currently have the ability to determine the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including election of directors, mergers, consolidations and the sale of all or substantially all of our assets. Our principal stockholders will also have the power to prevent or cause a change in control. The interests of these stockholders may differ from other stockholders' interests.

THE DESIGNATION OF OUR COMMON STOCK AS "PENNY STOCK" COULD IMPACT THE TRADING MARKET FOR OUR COMMON STOCK DUE TO BROKER-DEALER REQUIREMENTS IMPOSED BY THE DESIGNATION OF OUR COMMON STOCK AS "PENNY STOCK."

         Our common stock is a "penny stock" as defined in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended, as it meets the following definitions: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; and (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

PROVISIONS IN OUR CHARTER AND THE CORPORATE LAW OF OUR STATE OF INCORPORATION COULD DETER OR PREVENT AN ACQUISITION OR CHANGE OF CONTROL.

         Provisions of our certificate of incorporation may deter or prevent a change in control of management. Specifically, our certificate of incorporation allows our Board of Directors to issue 20,000,000 shares of preferred stock, in one or more series and with such rights and preferences including voting rights, without further stockholder approval. In the event that the Board of Directors designates additional series of preferred stock with rights and preferences, including super-majority voting rights, and issues such preferred stock, the preferred stock could make our acquisition by means of a tender offer, a proxy contest or otherwise, more difficult, and could also make the removal of incumbent officers and directors more difficult. As a result, these provisions may have an anti-takeover effect. The preferred stock authorized in our certificate of incorporation may inhibit changes of control that are not approved by our Board of Directors.

         In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. That section provides, with some exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or affiliate, or associate of the person, who is an "interested stockholder" for a period of three years from the date that the person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the board of directors of the corporation before the person becomes an interested stockholder; (ii) the interested stockholder acquires 85% or more of the outstanding voting stock of the corporation in the same transaction that makes it an interested stockholder, excluding shares owned by persons who are both officers and directors of the corporation, and shares held by some employee stock ownership plans; or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least 66 2/3% of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder. An "interested stockholder" is defined as any person that is (a) the owner of 15% or more of the outstanding voting stock of the corporation or (b) an affiliate or associate of the corporation and was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the three-year period immediately prior to the date on which it is sought to be determined whether the person is an interested stockholder.

         These provisions could also limit the price that future investors might be willing to pay in the future for our common stock. This could have the effect of delaying, deferring or preventing a CHANGE IN CONTROL of our Company and/or a change in the members our Board of Directors. The issuance of preferred stock could also effectively limit or dilute the voting power of our stockholders. According, such provisions of our articles of incorporation, as amended, may discourage or prevent an acquisition or disposition of our business that could otherwise be in the best interest of our shareholders.

INVESTORS SHOULD NOT RELY ON AN INVESTMENT IN OUR COMMON STOCK FOR DIVIDEND INCOME AS WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

         We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain any earnings to finance the growth of our business. We cannot assure you that we will ever pay cash dividends. Therefore, investors should not rely on an investment in our common stock if they require dividend income. The only income in the foreseeable future such investors will receive from an investment in our common stock will come from increases in the market price of our common stock. There can be no assurances that the market price of our common stock will increase or continue to increase, and such increases will most likely be uncertain and unpredictable. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

IT MAY BE DIFFICULT TO FOR INVESTORS TO ENFORCE A SERVICE OF PROCESS OR ENFORCE LIABILITIES AGAINST US.

         We are incorporated in the State of Delaware, and our principal executive offices are located in the State of California. However, substantially all our fixed assets and operations are located in the People's Republic of China. In addition, some of our directors and officers are Chinese citizens and residents. As a result, it may be more difficult for investors or other third parties to attach our assets in enforcement of a judgment against us or to enforce liabilities and obligations against us in certain circumstances. It may also be difficult to enforce service of process against directors and officers in China.


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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On April 12, 2004, the Company entered into an agreement with China Agricultural University to acquire patent no. ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing", which was originally granted by the PRC Patent Bureau on July 12, 1996. The purchase consideration was $480,411, of which $30,205 was paid at signing of the agreement and an additional $30,206 was still outstanding and accrued at September 30, 2004. In addition, the Company issued 1,000,000 shares of common stock valued at $0.42 per share based on its fair market value on July 20, 2004 (aggregate value $420,000), the date when the application for the patent right holder alternation registration was approved. The Company plans to utilize the patent to develop a new series of products that complement to its current products and create a comprehensive product pipeline.

The shares described above were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the recipients.

ITEM 6.  EXHIBITS

Exhibit
Number         Description of Document
-------        -----------------------

3.1            Certificate of Incorporation. (1)

3.2            Bylaws. (1)

10.1           Standby  Equity  Distribution  Agreement  between  Kiwa  Bio-Tech
               Products Group Corporation and Cornell Capital Partners, LP, dated July 6, 2004. (1)

10.2 Placement Agent Agreement between Kiwa Bio-Tech Products Group Corporation and Newbridge Securities Corporation dated July 6, 2004. (1)

10.3 Registration Rights Agreement, dated July 6, 2004, between Cornell Capital Partners, LP and Kiwa Bio-Tech Products Group Corporation. (1)

10.4 Convertible Loan Agreement dated September 2004 among Kiwa Bio-Tech Products Group Corporation and Young San Kim and Song N. Bang.

10.5 Common Stock Warrant dated September 23, 2004, issued by Kiwa Bio-Tech Products Group Corporation to Young San Kim.

10.6 Common Stock Warrant dated September 23, 2004, issued by Kiwa Bio-Tech Products Group Corporation to Song N. Bang.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on August 2, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KIWA BIO-TECH PRODUCTS GROUP CORPORATION
                                                (Registrant)





                                       /S/ WEI LI
DATE:  NOVEMBER 15, 2004          BY: ________________________
                                       WEI LI
                                       CHIEF EXECUTIVE OFFICER



                                       /S/ LIAN-JUN LUO
DATE:  NOVEMBER 15, 2004          BY: ________________________
                                       LIAN-JUN LUO
                                       CHIEF FINANCIAL OFFICER