Form 10QSB/A
period 2004-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2004-11-23
CIK 1159275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         The following Items amend the Quarterly Report on Form 10-QSB filed by Kiwa Bio-Tech Products Group Corporation (the "Company") on May 20, 2004, as amended on October 8, 2004 (the "Form 10-QSB"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-QSB is hereby amended to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-QSB.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


            Kiwa Bio-tech Products Group Corporation and Subsidiaries
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                              (Restated - Note 10)


                                                  March 31,        December 31,
                                                     2004               2003
                                                 -----------        -----------
                                                 (Unaudited)
                                                 (Restated -
ASSETS                                             Note 10)

Current assets:
  Cash ...................................       $    10,910        $    48,730
  Restricted cash ........................           200,000            300,000
  Accounts receivable ....................            60,408             45,235
  Inventories ............................           144,757            135,201
  Due from related party .................              --               30,574
  Other current assets ...................           283,224            109,811
                                                 -----------        -----------
Total current assets .....................           699,299            669,551
                                                 -----------        -----------

Property and equipment:
  Buildings ..............................         1,045,549          1,045,599
  Machinery and equipment ................           314,297            312,784
  Automobiles ............................            97,480             97,485
  Construction in process ................            52,403             45,108
  Office equipment .......................            11,639             11,640
                                                 -----------        -----------
                                                   1,521,368          1,512,616
  Less accumulated depreciation ..........           (54,178)           (35,468)
                                                 -----------        -----------
                                                   1,467,190          1,477,148
                                                 -----------        -----------
 Total assets ............................       $ 2,166,489        $ 2,146,699
                                                 ===========        ===========


                                   (continued)

            Kiwa Bio-tech Products Group Corporation and Subsidiaries
                          (A Development Stage Company)
                Condensed Consolidated Balance Sheets (continued)
                              (Restated - Note 10)

                                                    March 31,       December 31,
                                                      2004             2003
                                                  -----------       -----------
                                                  (Unaudited)
                                                  (Restated -
                                                    Note 10)
LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    expenses ...............................      $   768,473       $   737,636
  Short-term loans .........................          193,304           283,930
  Due to related party .....................           69,426              --
  Convertible notes payable -
    Related party ..........................             --             100,000
    Unrelated party ........................          125,000              --
  Current portion of long-term
    liabilities ............................          133,390           133,298
                                                  -----------       -----------
Total current liabilities ..................        1,289,593         1,254,864
                                                  -----------       -----------

Long-term liabilities, less
  current portion:
    Unsecured notes payable ................        1,087,337         1,063,226
    Bank notes payable .....................           36,549            39,732
                                                  -----------       -----------
                                                    1,123,886         1,102,958
                                                  -----------       -----------

Commitments and contingencies

Stockholders' deficiency:
Common stock, $0.001 par value -
  Authorized - 50,000,000  shares
  Issued and Outstanding -
  34,930,248 shares and 30,891,676
  shares at March 31, 2004 and
  December 31, 2003, respectively ..........           34,930            30,892
Additional paid-in capital .................        2,794,450         1,184,108
Deficit accumulated during the
  development stage ........................       (3,076,370)       (1,426,123)
                                                  -----------       -----------
Total stockholders' deficiency .............         (246,990)         (211,123)
                                                  -----------       -----------
Total liabilities and
  stockholders' deficiency .................      $ 2,166,489       $ 2,146,699
                                                  ===========       ===========



     See accompanying notes to condensed consolidated financial statements.

            Kiwa Bio-tech Products Group Corporation and Subsidiaries
                          (A Development Stage Company)
           Condensed Consolidated Statements of Operations (Unaudited)
                              (Restated - Note 10)



                                                                   June 5, 2002
                                         Three Months Ended       (Inception) to
                                               March 31,              March 31,
                                      --------------------------        2004
                                         2004           2003        (Cumulative)
                                      -----------    -----------    -----------
                                      (Restated -                   (Restated -
                                        Note 10)                     (Note 10)

Net sales .........................   $    53,458    $      --      $    93,489
Cost of sales .....................        31,011           --           61,305
                                      -----------    -----------    -----------
Gross profit ......................        22,447           --           32,184
                                      -----------    -----------    -----------

Operating expenses:
  Consulting and professional
    fees ..........................        29,887           --          597,490
  Directors' compensation .........         8,699          3,624        356,715
  General and administrative ......        74,545         43,717        443,482
  Research and development ........        12,540          9,720         82,139
  Depreciation and amortization ...         9,138          1,900         28,028
  Reverse merger costs ............     1,397,981           --        1,448,317
                                      -----------    -----------    -----------
  Total costs and expenses ........     1,532,790         58,961      2,956,171
                                      -----------    -----------    -----------
                                       (1,510,343)       (58,961)    (2,923,987)
                                      -----------    -----------    -----------

Interest income (expense), net ....      (139,904)           311       (152,383)
                                      -----------    -----------    -----------

Net loss ..........................   $(1,650,247)   $   (58,650)   $(3,076,370)
                                      ===========    ===========    ===========


Net loss per common share -
  basic and diluted ...............   $     (0.05)   $      --
                                      ===========    ===========

Weighted average number
  of common shares
  outstanding -
  basic and diluted ...............    31,564,771     12,356,670
                                      ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                  Kiwa Bio-tech Products Group and Subsidiaries
                          (A Development Stage Company)
            Condensed Consolidated Statement of Stockholders' Equity
                            (Deficiency) (Unaudited)
             June 5, 2002 (Inception) to March 31, 2004 (Cumulative)
                              (Restated - Note 10)

                                                               Deficit
                                                             Accumulated       Total
                          Common Stock          Additional    During the    Stockholders'
                   -------------------------     Paid-in     Development       Equity
                     Shares        Amount        Capital        Stage       (Deficiency)
                   -----------   -----------   -----------   -----------    -----------
Issuance of
  common stock .    12,356,670   $    12,357   $   452,643   $      --          465,000

Net loss for the
  period from
  June 5, 2002
  (Inception) to
  December 31,
  2002                    --            --            --         (70,884)       (70,884)
                   -----------   -----------   -----------   -----------    -----------
Balance,
  December 31,
  2002              12,356,670        12,357       452,643       (70,884)       394,116

Shares issued
  to consultants
  for services .    10,503,170        10,503       414,497          --          425,000

Shares issued to
  directors as
  directors'
  compensation .     8,031,836         8,032       316,968          --          325,000

Net loss for the
  year ended
  December 31,
  2003                    --            --            --      (1,355,239)    (1,355,239)
                   -----------   -----------   -----------   -----------    -----------
Balance,
  December 31,
  2003              30,891,676        30,892     1,184,108    (1,426,123)      (211,123)


                                   (continued)

                  Kiwa Bio-tech Products Group and Subsidiaries
                          (A Development Stage Company)
            Condensed Consolidated Statement of Stockholders' Equity
                      (Deficiency) (Unaudited) (continued)
             June 5, 2002 (Inception) to March 31, 2004 (Cumulative)
                              (Restated - Note 10)

                                                               Deficit
                                                             Accumulated       Total
                          Common Stock          Additional    During the   Stockholders'
                   -------------------------     Paid-in     Development      Equity
                      Shares        Amount       Capital        Stage      (Deficiency)
                   -----------   -----------   -----------   -----------    -----------
Shares retained
  by public
  shareholders
  in March 2004
  reverse merger
  transaction        4,038,572   $     4,038   $    (4,038)  $      --      $     --

Issuance of
  warrants in
  conjunction
  with March
  2004 reverse
  merger
  transaction             --            --         943,380         --           943,380

Issuance of
  stock options
  to consultant
  in conjunction
  with March 2004
  reverse merger
  transaction             --            --         171,000          --          171,000

Beneficial
  conversion
  feature of
  convertible
  note payable            --            --         500,000          --          500,000


                                   (continued)

                  Kiwa Bio-tech Products Group and Subsidiaries
                          (A Development Stage Company)
            Condensed Consolidated Statement of Stockholders' Equity
                      (Deficiency) (Unaudited) (continued)
             June 5, 2002 (Inception) to March 31, 2004 (Cumulative)
                              (Restated - Note 10)

                                                                   Deficit
                                                                 Accumulated       Total
                             Common Stock          Additional     During the    Stockholders'
                       -------------------------    Paid-in      Development       Equity
                         Shares          Amount     Capital         Stage       (Deficiency)
                       ----------      ---------   ----------    -----------    ------------

Net loss for the
  three months
  ended March 31,
  2004                       --        $    --     $     --      $(1,650,247)   $ (1,650,247)
                       ----------      ---------   ----------    -----------    ------------
Balance,
  March 31, 2004       34,930,248      $  34,930   $2,794,450    $(3,076,370)   $   (246,990)
                       ==========      =========   ==========    ===========    ============


     See accompanying notes to condensed consolidated financial statements.

                  Kiwa Bio-tech Products Group and Subsidiaries
                          (A Development Stage Company)
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                              (Restated - Note 10)


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


                                   (continued)

            Kiwa Bio-tech Products Group Corporation and Subsidiaries
                          (A Development Stage Company)
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
                              (Restated - Note 10)



                                         Three Months Ended         June 5, 2002
                                              March 31,           (Inception) to
                                    ---------------------------   March 31, 2004
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

As of March 31, 2004, the Company had obtained non-interest bearing loans from the local PRC government of approximately $1,060,000 on favorable repayment terms as our Chinese subsidiary becomes profitable and for the entire balance to be paid within three years. During the year ending December 31, 2004, the Company intends to raise additional capital through the issuance of debt or equity securities to fund the development of its planned business operations, although there can be no assurances that the Company will be successful in this regard. There can be no assurances that the Company will be able to obtain sufficient funds to allow it to continue its operations during the remainder of 2004.

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

3.       Inventories

Inventories consisted of the following at March 31, 2004 and December 31, 2003:


                                                    March 31,      December 31,
                                                      2004            2003
                                                    --------        --------

Raw materials ..........................            $ 35,310        $ 23,497
Work in progress .......................              24,386         111,390
Finished goods .........................              85,061             314
                                                    --------        --------
                                                    $144,757        $135,201
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

On April 12, 2004, the Company entered into an agreement with China Agricultural University to acquire patent no. ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing", which was originally granted by the PRC Patent Bureau on July 12, 1996. The purchase consideration includes $60,408 in cash, of which $30,204 was paid at signing of the agreement and an additional $30,204 will be paid within five days of the completion of the issuance of a notice regarding the patent right holder alternate registration by the PRC Patent Bureau. In addition, the Company will issue 1,000,000 shares of common stock within two months of the completion of the issuance of a notice regarding the patent right holder alternate registration by the PRC Patent Bureau.

10.      Restatement

The Company has restated the accompanying consolidated financial statements to reflect an aggregate of $700,000 of deferred interest expense resulting from the recognition of the beneficial conversion feature of the convertible notes payable as a reduction to the related convertible notes payable. Such amount was originally presented as deferred interest expense and classified as a debit balance in the stockholders' deficiency section of the consolidated balance sheet, and was charged to operations as interest expense over the term of the loan. The restatement did not have any effect on the Company's consolidated statements of operations or cash flows for the periods presented herein. At March 31, 2004, the balance of deferred interest expense of $375,000 was reclassified from stockholders' deficiency to convertible notes payable. The accompanying consolidated balance sheets and statements of stockholders' deficiency reflect this restatement.

The Company has also restated the accompanying consolidated statements of operations for the three months ended March 31, 2004 and for the period from June 5, 2002 (inception) to March 31, 2004 (cumulative) to include the accretion of the beneficial conversion feature of the convertible notes payable within interest expense.

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

Interest Income (Expense), Net. Interest expense was $139,904 for the three months ended March 31, 2004, as compared to interest income of $311 for the three months ended March 31, 2003. The increase in interest expense is due primarily to the amortization of the beneficial conversion feature of convertible notes payable, as described below.

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

Interest Income (Expense), Net. Interest expense was $152,383 the period June 5, 2002 (Inception) to March 31, 2004 (Cumulative). Interest expense consisted primarily of the amortization of the beneficial conversion feature of convertible notes payable, as described below.

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

Commitments and Contingencies:

The Company has the following material contractual obligations and capital expenditure commitments:

On April 12, 2004, the Company entered into an agreement with China Agricultural University to acquire patent no. ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing", which was originally granted by the PRC Patent Bureau on July 12, 1996. The purchase consideration includes $60,408 in cash, of which $30,204 was paid at signing of the agreement and an additional $30,204 will be paid within five days of the completion of the issuance of a notice regarding the patent right holder alternate registration by the PRC Patent Bureau. In addition, the Company will issue 1,000,000 shares of common stock within two months of the completion of the issuance of a notice regarding the patent right holder alternate registration by the PRC Patent Bureau.

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



                                KIWA BIO-TECH PRODUCTS GROUP CORPORATION
                                ----------------------------------------
                                              (Registrant)


                                       /s/ WEI LI
Date:  NOVEMBER 22, 2004        By:  ---------------------------
                                       Wei Li
                                       Chief Executive Officer


                                       /s/ LIAN-JUN LUO
Date:  NOVEMBER 22, 2004        By:  ---------------------------
                                       Lian-jun Luo
                                       Chief Financial Officer

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