Form 10QSB/A
period 2004-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2004-11-23
CIK 1159275

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

         The following Items amend the Quarterly Report on Form 10-QSB filed by Kiwa Bio-Tech Products Group Corporation (the "Company") on August 20, 2004, as amended on October 8, 2004 (the "Form 10-QSB"), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-QSB is hereby amended to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-QSB.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Restated - Note 8)



                                                  June 30,          December 31,
                                                    2004                2003
                                                 -----------        -----------
                                                 (Unaudited)

ASSETS

Current assets:
  Cash ...................................       $   296,808        $    48,730
  Restricted cash ........................              --              300,000
  Accounts receivable ....................           236,159             45,235
  Inventories ............................           129,313            135,201
  Due from related party .................              --               30,574
  Other current assets ...................           222,269            109,811
                                                 -----------        -----------
Total current assets .....................           884,549            669,551
                                                 -----------        -----------

Property and equipment:
  Buildings ..............................         1,045,599          1,045,599
  Machinery and equipment ................           320,951            312,784
  Automobiles ............................           101,321             97,485
  Construction in process ................            44,535             45,108
  Office equipment .......................            16,725             11,640
                                                 -----------        -----------
                                                   1,529,131          1,512,616
  Less accumulated depreciation ..........           (73,194)           (35,468)
                                                 -----------        -----------
                                                   1,455,937          1,477,148
                                                 -----------        -----------
   Deposits ..............................            30,204               --
                                                 -----------        -----------
 Total assets ............................       $ 2,370,690        $ 2,146,699
                                                 ===========        ===========


                                   (continued)

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                              (Restated - Note 8)



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

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (Restated - Note 8)

                                                                                                       June 5, 2002
                                     Three Months Ended June 30,        Six Months Ended June 30,     (Inception) to
                                   ------------------------------     ----------------------------     June 30, 2004
                                       2004             2003              2004            2003         (Cumulative)
                                   ------------      ------------     ------------    ------------     ------------
                                   (Restated -                        (Restated -                       (Restated -
                                     Note 8)                            Note 8)                           Note 8)

Net sales ......................   $    239,759      $       --      $    293,217     $       --       $    333,248
Cost of sales ..................         76,290              --           107,301             --            137,595
                                   ------------      ------------    ------------     ------------     ------------
Gross profit ...................        163,469              --           185,916             --            195,653
                                   ------------      ------------    ------------     ------------     ------------

Operating expenses:
  Consulting and professional
    fees .......................         69,573              --            99,460             --            667,063
  Directors' compensation ......         11,599            13,931          20,298           17,555          368,314
  General and administrative ...        201,444            42,705         275,988           86,422          644,924
  Research and development .....         14,210            17,184          26,751           26,904           96,350
  Depreciation and amortization.          8,397             1,761          17,535            3,661           36,425
  Reverse merger costs .........         19,453              --         1,417,434             --          1,467,770
                                   ------------      ------------    ------------     ------------     ------------
  Total costs and expenses .....        324,676            75,581       1,857,466          134,542        3,280,846
                                   ------------      ------------    ------------     ------------     ------------
                                       (161,207)          (75,581)     (1,671,550)        (134,542)      (3,085,193)
                                   ------------      ------------    ------------     ------------     ------------

Interest income (expense), net..       (595,748)              297        (735,651)             609         (748,131)
                                   ------------      ------------    ------------     ------------     ------------

Net loss .......................   $   (756,955)     $    (75,284)   $ (2,407,201)    $   (133,933)    $ (3,833,324)
                                   ============      ============    ============     ============     ============


Net loss per common share -
  basic and diluted ............   $      (0.02)     $      (0.01)   $      (0.07)    $      (0.01)
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

                  KIWA BIO-TECH PRODUCTS GROUP AND SUBSIDIARIES
                          (A Development Stage Company)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)
             June 5, 2002 (Inception) to June 30, 2004 (Cumulative)
                              (Restated - Note 8)

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


                                   (continued)

                  KIWA BIO-TECH PRODUCTS GROUP AND SUBSIDIARIES
                          (A Development Stage Company)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (UNAUDITED) (CONTINUED)
             June 5, 2002 (Inception) to June 30, 2004 (Cumulative)
                              (Restated - Note 8)

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


                                   (continued)

                  KIWA BIO-TECH PRODUCTS GROUP AND SUBSIDIARIES
                          (A Development Stage Company)
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (UNAUDITED) (CONTINUED)
             June 5, 2002 (Inception) to June 30, 2004 (Cumulative)
                              (Restated - Note 8)

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

                  KIWA BIO-TECH PRODUCTS GROUP AND SUBSIDIARIES
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (Restated - Note 8)


                                           Six Months Ended        June 5, 2002
                                                June 30,          (Inception) to
                                      --------------------------   June 30, 2004
                                         2004           2003        (Cumulative)
                                      -----------    -----------    -----------


Cash flows from operating
  activities:
Net loss ..........................   $(2,407,201)   $  (133,933)   $(3,833,324)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Issuance of common stock
    to consultants for services ...          --             --          425,000
  Issuance of common stock for
    directors' compensation .......          --             --          325,000
  Issuance of securities for
    reverse merger costs ..........     1,114,380           --        1,114,380
  Depreciation and amortization ...        37,726          4,223         73,194
  Amortization of prepaid
    consulting fee ................         3,538           --            3,538
  Amortization of beneficial
    conversion feature of
    convertible notes payable .....       700,000           --          700,000
  Changes in operating assets
    and liabilities:
    (Increase) decrease in:
      Accounts receivable .........      (190,924)          --         (236,159)
      Inventories .................         5,888        (40,800)      (129,313)
      Other current assets ........      (111,225)      (191,658)      (221,036)
      Deposits ....................       (30,204)        25,794        (30,204)
      Due from related party ......        30,574           --          (26,902)
    Increase (decrease) in:
      Accounts payable and
        accrued liabilities .......       136,355            985        873,991
      Due to related party ........          --          (26,902)        26,902
                                      -----------    -----------    -----------
Net cash used in operating
  activities ......................      (711,093)      (362,291)      (934,934)
                                      -----------    -----------    -----------


Cash flows from investing
  activities:
  Purchase of property and
    equipment .....................       (16,516)      (654,868)    (1,529,131)
                                      -----------    -----------    -----------
Net cash used in investing
  activities ......................       (16,516)      (654,868)    (1,529,131)
                                      -----------    -----------    -----------

                                   (continued)

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
     Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
                              (Restated - Note 8)


                                           Six Months Ended        June 5, 2002
                                               June 30,           (Inception) to
                                      --------------------------   June 30, 2004
                                          2004          2003       (Cumulative)
                                      -----------    -----------    -----------

Cash flows from financing
  activities:
  Decrease in restricted cash .....       300,000           --             --
  Proceeds from (repayment of)
   short-term loans ...............      (283,930)        96,657           --
  Proceeds from convertible
   notes payable ..................       700,000           --          800,000
  Proceeds from long-term
    borrowings ....................       326,415        725,124      1,566,497
  Repayment of long-term
    borrowings ....................       (66,798)        (3,826)       (70,624)
  Proceeds from sale of
    common stock ..................          --             --          465,000
                                      -----------    -----------    -----------
Net cash provided by
  financing activities ............       975,687        817,955      2,760,873
                                      -----------    -----------    -----------

Cash:
  Net increase (decrease) .........       248,078       (199,204)       296,808
  Balance at beginning of period ..        48,730        522,057           --
                                      -----------    -----------    -----------
  Balance at end of period ........   $   296,808    $   322,853    $   296,808
                                      ===========    ===========    ===========


Supplemental Disclosures of
  Cash Flow Information:

Cash paid for interest ............   $     7,085    $      --      $    15,606
                                      ===========    ===========    ===========

Cash paid for taxes ...............   $      --      $      --      $      --
                                      ===========    ===========    ===========

Non-cash investing and
  financing activities:

Issuance of common stock for
  convertible notes payable .......   $   700,000    $      --      $   700,000
                                      ===========    ===========    ===========
Beneficial conversion feature of
  convertible notes payable .......   $   700,000    $      --      $   700,000
                                      ===========    ===========    ===========
Transfer from convertible notes
   payable to due to related
   party ..........................   $   100,000    $      --      $   100,000
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


3.       Inventories

Inventories consisted of the following at June 30, 2004 and December 31, 2003:

                                     June 30, 2004             December 31, 2003
                                     -------------             -----------------
                                      (Unaudited)

Raw materials ................          $ 29,545                  $ 23,497
Work in progress .............            25,780                   111,390
Finished goods ...............            73,988                       314
                                        --------                  --------
                                        $129,313                  $135,201
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

On April 12, 2004, the Company entered into an agreement with China Agricultural University to acquire patent no. ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing", which was originally granted by the PRC Patent Bureau on July 12, 1996. The purchase consideration includes $60,408 in cash, of which $30,204 was paid at signing of the agreement and an additional $30,204 is due to be paid within five days of the completion of the issuance of a notice regarding the patent right holder alternation registration by the PRC Patent Bureau. In addition, the Company will issue 1,000,000 shares of common stock, valued at $0.42 per share based on its fair market value on July 20, 2004 (aggregate value $420,000), the date when the application for the patent right holder alternation registration was approved, within two months of the completion of the issuance of a notice regarding the patent right holder alternation registration by the PRC Patent Bureau. The application for the patent right holder alternation registration was approved on July 30, 2004. The Company plans to utilize the patent to develop a new series of products that complement to its current products and create a comprehensive product pipeline. The $30,204 initial payment has been classified as a deposit in the condensed consolidated balance sheet at June 30, 2004.

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

8.       Restatement

The Company has restated the accompanying consolidated financial statements to reflect an aggregate of $700,000 of deferred interest expense resulting from the recognition of the beneficial conversion feature of the convertible notes payable as a reduction to the related convertible notes payable. Such amount was originally presented as deferred interest expense and classified as a debit balance in the stockholders' deficiency section of the consolidated balance sheet, and was charged to operations as interest expense over the term of the loan. The restatement did not have any effect on the Company's consolidated balance sheets, statements of operations or cash flows for the periods presented herein. At June 30, 2004, the convertible notes payable had been converted into common stock, and the related deferred interest expense had been fully amortized to operations. The accompanying consolidated statement of stockholders' deficiency reflects this restatement.

The Company has also restated the accompanying consolidated statements of operations for the three months and six months ended June 30, 2004 and for the period from June 5, 2002 (inception) to June 30, 2004 (cumulative) to include the accretion of the beneficial conversion feature of the convertible notes payable within interest expense.

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

Interest expense was $595,748 for the three months ended June 30, 2004, as compared to interest income of $297 for the three months ended June 30, 2003. This increase in interest expense is due primarily to the amortization of the beneficial conversion feature of the convertible notes payable, as described below.

Interest expense was $735,651 for the six months ended June 30, 2004, as compared to interest income of $609 for the six months ended June 30, 2003. This increase in interest expense is due primarily to the amortization of the beneficial conversion feature of the convertible notes payable, as described below.

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

Interest expense was $748,131 for the period June 5, 2002 (Inception) to June 30, 2004 (Cumulative). Interest expense consisted primarily of the amortization of the beneficial conversion feature of convertible notes payable, as described below.

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

COMMITMENTS AND CONTINGENCIES:

We have the following material contractual obligations and capital expenditure commitments:

On April 12, 2004, we entered into an agreement with China Agricultural University to acquire patent no. ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing", which was originally granted by the PRC Patent Bureau on July 12, 1996. The purchase consideration includes $60,408 in cash, of which $30,204 was paid at signing of the agreement and an additional $30,204 is due to be paid within five days of the completion of the issuance of a notice regarding the patent right holder alternation registration by the PRC Patent Bureau. In addition, we agreed to issue 1,000,000 shares of common stock, valued at $0.42 per share based on its fair market value on July 20, 2004 (aggregate value $420,000), the date when the application for the patent right holder alternation registration was approved, within two months of the completion of the issuance of a notice regarding the patent right holder alternation registration by the PRC Patent Bureau. The application for the patent right holder alternation registration was approved on July 30, 2004. The Company plans to utilize the patent to develop a new series of products that complement to its current products and create a comprehensive product pipeline. The $30,204 initial payment has been classified as a deposit in the condensed consolidated balance sheet at June 30, 2004.

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

                    KIWA BIO-TECH PRODUCTS GROUP CORPORATION
                                  (Registrant)





                                       /S/ WEI LI
DATE:  NOVEMBER 22, 2004        BY: __________________________
                                       WEI LI
                                       CHIEF EXECUTIVE OFFICER



                                       /S/ LIAN-JUN LUO
DATE:  NOVEMBER 22, 2004        BY: __________________________
                                       LIAN-JUN LUO
                                       CHIEF FINANCIAL OFFICER

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