Form 10KSB
period 2004-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2005-04-13
CIK 1159275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                   for the fiscal year ended December 31, 2004

                       Commission File Number: [000-33167]

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

       Registrant's telephone number, including area code: (626) 964-3232

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
  Common Stock, $0.001 par value                   OTB Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes[ ] No[ X ]

Issuer's Revenues for its most recent year:  $1,300,251.

As of March 22, 2005, the aggregate market value of voting and nonvoting equity stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported on the OTB Bulletin Board quotation service, was approximately $436,000.

Number of shares of registrant's common stock outstanding as of March 22, 2005 was 45,135,930 shares.

Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2005 annual meeting of shareholders to be held on June 24, 2005 are incorporated by reference in response to Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:  Yes[  ] No[ X ]

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

                                Table of Contents

PART I.........................................................................1
     Item 1. Business..........................................................1
          The Company..........................................................1
          Intellectual Property And Product Lines..............................1
          Strategies...........................................................3
          Market Overview......................................................4
          Competition..........................................................5
          Raw Materials and Suppliers..........................................5
          Customers............................................................5
          Seasonality..........................................................5
          Employees............................................................6
          Regulatory Concerns..................................................6
          Environmental Matters................................................6
          Risk Factors.........................................................6
     Item 2. Property.........................................................15
     Item 3. Legal Proceedings................................................15
     Item 4. Submission of Matters to a vote of Security Holders..............15
PART II.......................................................................15
     Item 5. Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities..............15
     Item 6. Management's Discussion and Analysis of Financial Condition
               and Results of Operation.......................................16
          Overview............................................................16
          Major Customers And Suppliers.......................................17
          Going Concern.......................................................17
          Trends And Uncertainties In Regulation And Government
            Policy In China...................................................18
          Critical Accounting Policies And Estimates..........................19
          Results Of Operations...............................................20
          Liquidity And Capital Resources.....................................22
          Inflation And Currency Matters......................................23
          Commitments And Contingencies.......................................24
          Off-Balance Sheet Arrangements......................................24
          Recent Accounting Pronouncements....................................24
     Item 7. Financial Statements.............................................25
          Independent Auditors' Report........................................25
          Consolidated Balance Sheets.........................................26
          Consolidated Statements of Operations...............................27
          Consolidated Statement of Stockholders' Equity (Deficiency).........28
          Consolidated Statements of Cash Flows...............................29
          Notes to Consolidated Financial Statements..........................30
     Item 8. Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure............................42
     Item 8A. Controls and Procedures.........................................42
     Item 8B. Other Information...............................................42
PART III......................................................................42
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act.............42
     Item 10. Executive Compensation..........................................42
     Item 11. Security Ownership of Certain Beneficial Owners and
                Management And Related Stockholder Matters....................42
     Item 12. Certain Relationships and Related Transactions..................42
     Item 13. Exhibits........................................................43
          Exhibits............................................................43
     Item 14. Principal Accounting Fees and Services..........................45
SIGNATURES....................................................................45

                                     PART I

Item 1. Business

The Company

Kiwa Bio-Tech Products Group Corporation develops, manufactures, distributes and markets innovative, cost-effective and environmentally safe bio-technological products for agriculture, natural resources and environmental conservation. Our products are designed to enhance the quality of human life by increasing the value, quality and productivity of crops and decreasing the negative environmental impact of chemicals and other wastes.

We are the result of a reverse merger between Tintic Gold Mining Company, a corporation originally incorporated in the State of Utah on June 14, 1933 to perform mining operations in Utah, and Kiwa Bio-Tech Products Group Ltd., a company originally organized under the laws of the British Virgin Islands on June 5, 2002. The merger was accomplished on March 12, 2004, pursuant to an Agreement and Plan of Merger dated as of March 11, 2004 by and among Tintic Gold Mining Company, TTGM Acquisition Corporation, a Utah corporation and wholly-owned subsidiary of Tintic Gold Mining Company, and Kiwa Bio-Tech Products Group Ltd. Pursuant to the Agreement and Plan of Merger TTGM Acquisition Corporation merged with and into Kiwa Bio-Tech Products Group Ltd. Each share of Kiwa Bio-Tech Products Group Ltd. common stock was converted into
1.5445839 shares of Tintic Gold Mining Company Common Stock, with Kiwa Bio-Tech Products Group Ltd. surviving as Tintic Gold Mining Company's wholly-owned subsidiary. The wholly-owned subsidiary thereafter merged with the parent. The merger resulted in a change of control of Tintic Gold Mining Company, with former Kiwa Bio-Tech Products Group Ltd. stockholders owning approximately 89% of Tintic Gold Mining Company on a fully diluted basis. Subsequent to the merger, Tintic Gold Mining Company changed its name to Kiwa Bio-Tech Products Group Corporation. On July 22, 2004, we completed our reincorporation in the State of Delaware.

In 2002, Kiwa Bio-Tech Products Group Ltd. chartered Kiwa Bio-Tech Products (Shandong) Co. Ltd., a wholly-owned subsidiary organized under the laws of China, as its offshore manufacturing base to capitalize on low cost, high quality manufacturing advantages available in China. In October 2003, Kiwa Bio-Tech Products Group Ltd. completed Phase I construction of its state-of-the-art manufacturing facility in Shandong Province, China. In November 2003, Kiwa Bio-Tech Products Group Ltd. began shipping its first commercial product, a bio-fertilizer, to the agricultural market in China. We are currently working on existing product improvement and new product development while we continue our three-phase facility build-up.

Intellectual Property And Product Lines

Our goal is to build a platform to commercialize bio-technological research and development results for applications in agriculture and environmental protection. In this respect, we are working on developing cooperative research relationships with several universities in China and the United States. We are also acquiring technologies to reduce research and development costs and shorten commercialization cycles. Specifically, on April 12, 2004, we entered into an agreement with China Agricultural University to acquire Chinese patent no. ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing" from China Agricultural University. The aggregate purchase consideration under the agreement was $480,411, of which $30,205 was paid in cash at signing of the agreement and an additional $30,206 was paid in December 2004. In addition, as part of the purchase price we issued 1,000,000 shares of common stock to China Agricultural University in September 2004, valued at $0.42 per share based on its fair market value on July 20, 2004 (aggregate value $420,000), which is the date when the transfer of the patent was approved.

The patent acquired from China Agricultural University covers six different species of bacillus which have been tested as bio-fertilizers to enhance yield and plant health. The production methods of the six species are also patented. The patent will expire on February 9, 2013. We plan to utilize the patent to develop a new series of products that will complement our current products and create a comprehensive product pipeline. There are no limitations under this agreement on our exclusive use of the patent. Pursuant to our agreement with China Agricultural University, the University agreed to provide research and technology support services at no additional cost to us in the event we decide to use the patent to produce commercial products. These research and technology support services include (1) furnishing faculty or graduate-level researchers to help bacteria culturing, sampling, testing, trial production and formula adjustment; (2) providing production technology and procedures to turn the products into powder form while keeping live required bacteria in the products;
(3) establishing quality standards and quality control systems; (4) providing testing and research support for us to obtain necessary sale permits from the Chinese government; and (5) cooperation in developing derivative products. China Agricultural University has been providing some of these services since August 2004. If the University fails to provide any of these support services, our remedy against the University would be to bring a breach of contract suit for damages.

In addition, we may file patent applications in China and or the United States for technologies we are currently developing related to applications of photosynthesis bacteria, biologic catalyst, and synergetic enzymes. These technologies have applications in the agricultural, natural resources and environmental conservation and drug manufacturing sectors. We also plan to explore acquisition of similar technologies both in China and the United States. In addition, our broad plan includes launching our products in the United States and other markets, introducing new products, creating formal strategic alliances with selected United States companies to co-develop and/or co-market products in the United States and China, and forming an international biotechnology research center in China for the research and development of agricultural, environmental and medical applications.

We currently have two commercial products. Our first commercial product, based on the photosynthesis bacteria technology, is a bio-fertilizer called Photosynthesis Biological Catalyst. This product is distributed and sold in both powdered and liquid forms. The powdered form of this bio-fertilizer is sold under the ZHIGUANGYOU trademark. This product has fifteen different formulas for different types of crops, mainly including grain crops, economic row crops, leafy vegetables, fruits, and ornament plants. The products work as foliar bio-fertilizer to help increase agricultural production yield and improve plant quality by raising the photosynthetic capacity of plants and increasing the capacity to absorb nutrition from the soil. We began shipping this product in November 2003. We will target all major agricultural provinces in China over the next 18 months. The liquid form of the Photosynthesis Biological Catalyst is sold under the PUGUANGFU trademark. We started to offer this series of products in April 2004 to target lower-end markets mainly in our local region in the Shandong Province of China. The liquid form of the product is used as foliar and as soil-applied bio-fertilizer. We currently have a temporary license from the Chinese Agriculture Department to sell this product series and expect to receive a permanent license shortly.

Field tests conducted by Chinese government and research institutions over the past three years have confirmed that the Photosynthesis Biological Catalyst product stimulates plant growth and increases crop yields, including vegetables, fruits and other economic plants, by 10% to 25%.

Our second product is a water treatment liquid under the PUGUANGFU trademark. This product is used in aquaculture as a water treatment and pathogen suppression agent. We started to offer this product in the Shandong and Jiangshu Provinces of China in April 2004. We currently have a temporary license from the Chinese government to sell this product series and expect to receive a permanent license within the next several months.

Our objective is to market additional products in the agriculture market in the next six to twelve months. These products will be humus related products that can help increase soil fertility and play a vital role in plant nutrition. These products fall into the following categories:

    1. Soil applied compound fertilizers with amino acids and humic acids. These products work as a supplementary product to chemical fertilizers. We have applied for a temporary license in the Shandong Province of China to sell these products which we expect to receive in 2005 and intend to start commercial sales when we receive the license.

    2. Soil applied bio-organic fertilizer with Bacillus species. We are applying for a sales license from the Chinese Agriculture Department and expect to receive the license in the second quarter of 2005 to sell these products. We will begin selling these products once we receive the license and will target regional markets in China and possibly U.S. markets in California, Florida and Texas in 2006.

In addition, we plan to expand the markets for our water-cleansing product based on the photosynthesis bacteria technology in the natural resources conservation market. We plan to actively pursue strategic alliances with bio-technology companies in the United States to maximize use of our strong marketing network in China's vast agricultural market.

Strategies

With the world's largest population to feed, China's demand for agricultural products is immense. Problems with pollution and soil contamination have increased pressure on the Chinese government to conserve land and enhance environmental protection. China thus faces an urgent need to improve unit land yield and reduce pollution. We plan to address this need through the development of our ag-biotechnology products which increase agricultural productivity in environmentally friendly ways. To capture this opportunity, our core strategies are as follows:

o Build a platform for world-class biotechnological research and development results to be commercialized into products for applications in agriculture, natural resources conservation and environmental protection;

o Invest in mature technologies that will not require large amounts of research expense to develop into commercial products;

o Establish strategic alliances for research and development, sales and distribution and customer acquisition with complimentary entities in the biological-agriculture and natural resources conservation industry;

o Complete our manufacturing facility in Shandong Province, one of the largest agricultural provinces in China;

o Enhance overall management systems, operational structure and corporate governance; and

o Utilize proprietary technology to produce bacillus series products at lower costs than our competitors.

Our sales strategy involves utilizing both a direct sales force and distribution networks. Our distribution efforts are expected to include the following:

o Leveraging government support and existing rural area distribution networks to more effectively reach end-users;

o Cooperating with special fertilizer distributors who also help farmers resell their products;

o Focusing on large-to-medium size wholesalers of farm fertilizers at provincial and municipal levels;

o Establishing a three-level distribution network consisting of a company centralized sales office, prefectural representative office and direct distributors in villages and towns; and

o Leveraging existing sales channel network of affiliates' products to save costs of building the network from scratch.

We plan to target major agricultural companies and growers as customers that can realize significant financial benefits from using our products including:

o High value crop (such as fruits and vegetables) growers in China that supply major cities;

o Agricultural producers in China who export to Japanese, Korean and other regional markets; and

o     "Green" or organic growers of produce throughout the world.

Given the global trend of customers favoring environmentally safe organically grown food and growers' needs for higher crop yields and better quality, we also foresee strong market needs in the United States and other international markets including East and Southeast Asia. We are currently exploring entering the California and Florida markets in the United States, where farmers grow more "green" or organic high value crops such as fruits and vegetables. We are also in discussions with fertilizer manufacturers and distributors in Taiwan to distribute our products in the Taiwanese market and to other distributors in the Southeast Asian markets.

In addition, we also have on-going talks with universities in the United States, such as the University of California at Riverside and at Davis as well as the University of Wisconsin, and universities in China, such as China Agricultural University, Nanjing Agricultural University and Shandong University, pursuant to which we are exploring relationships for research and development projects.

Market Overview

Modern agricultural practices largely rely on heavy use of chemical fertilizers and pesticides which cause tremendous harm to the environment and soils. Such practices have been under increasing scrutiny across the world, leading to consumer demand for agricultural practices that are more environmentally friendly. China has only 9.1%(1) of the world's agricultural land but needs to feed over 1.2(2) billion people, or approximately 21.1%(3) of the world's population. To increase the overall crop yield, farmers in China use vast amounts of chemical fertilizers. According to the China Statistics Bureau and the Food & Agriculture Organization of the United Nations, the use of chemical fertilizers in China increased 64.2%(4) in the past decade and accounted for one-third of total world fertilizer consumption (5). Long-term excessive use of chemical fertilizers in China has led to severe soil contamination and pollution. If the situation continues unchanged, the largest population in the world could potentially face severe food and water shortages and an increasingly polluted living environment.

One solution to the environmental problem is bio-fertilizer, an environmental friendly fertilizer. China's current consumption of bio-fertilizer consists of only 2.3%(6) of the total fertilizer consumption in China. The Chinese agricultural industry has started to recognize the importance of bio-fertilizers to sustainable long-term agriculture in China. Our first commercialized product, Photosynthesis Biological Catalyst, capitalizes on this market trend and we hope to become one of the leaders in developing green technologies for productive, more sustainable agriculture in China.

In the year 2004, we had exports to Cambodia of approximately US$600,000. Other than that, our main markets were in China, primarily in the following geographic provinces:

o Shandong Province - where our manufacturing facility is based and its products are tested. This province is a significant agricultural market and close to the Japanese and Korean markets; and

o Jiangsu and Zhejiang Provinces - two large provinces that are close to Shanghai. Currently, we have entered into an exclusive distribution arrangement with one of the largest fertilizer and related product distributors in Jiangsu Province which is distributing our series of products to the local farmers.

In 2005, with continuous expansion of the current market, our sales efforts are focused on Jilin Province, Henan Province, and Guangdong Province, the three largest agricultural provinces in terms of grain yield or aquatic product export. At the same time, several new special fertilizers for special crops will be put on the market in 2005. For example, we are optimistic that our special fertilizer for tobacco will approved by and entered into the List of Special Fertilizer for Tobacco published by the China Tobacco Bureau.

(1) Total area of cultivated land of China is 127,082,000 hectares - as cited on page 385 in "China Statistical Yearbook" published by National Bureau of Statistics of China (September 2002). Total area of world cultivated land is 1,401,700,000 hectares - as cited on page 17 in "Summary of Food and Agricultural Statistics 2003" published by Food and Agricultural Organization of the United Nations (2003).
(2) Calculated based on data published in "China Statistical Yearbook" published by National Bureau of Statistics of China (September 2002), page 927.
(3) Calculated based on data published in the "China Statistical Yearbook" published by National Bureau of Statistics of China (September 2002), page 927.
(4) Calculated based on data published in the "China Statistical Yearbook" published by National Bureau of Statistics of China (September 2002), page 389.
(5) Calculated based on data published in "Current Agriculture Situation and Chemical Fertilizer Demand in China," by Gao Xiangzhao, Ma Shangbao and Du Sen, published by Science Publication House (July 2004), page 73.
(6) Bio-fertilizer production and consumption of 1,000,000 metric tons, as cited on page 1 of " Bio-Fertilizer Present and Future," by Linfeng Li, published by Jiangxi Agricultural University. Aggregate fertilizer consumption of 43,390,000 metric tons, as cited on page 73 of "Current
     Agriculture Situation and Chemical Fertilizer Demand in China," by Gao Xiangzhao, Ma Shangbao and Du Sen, published by Science Publication House (July 2004).

Competition

Due to the unique products that we offer and very early stage of the bio-fertilizer market in China, we believe there is little direct competition for our products in the Chinese marketplace. We may experience competition from existing products that are similar to Photosynthesis Biological Catalyst. Management believes that we have product differentiation and cost advantages (cost to customer) as compared to these products that will enable us to outperform our competitors, in terms of profitability, for the following reasons, among others:

o High effectiveness in increasing crop yield and quality while being environmentally friendly;

o     Lower price point and higher return on investment to end users;

o     Powder-based form making transportation and storage easier; and

o Complimentary to existing use of chemical fertilizer which will help to minimize switching costs for end users.

We have conducted detailed research and analysis of the competitive landscape in the marketplace. From a broader view, there are about 10 companies, in different stages and of varied sizes of operations, which have or are producing similar photosynthesis related, microbial bio-fertilizer products in China, according to the categorization records from the Agriculture Fertilizer License Authority in China. The products of these companies are all in liquid form.

In addition, we face competition from large chemical fertilizer manufacturers in China, such as Sino-Arabic Chemical Fertilizer Company, in national markets as well as Red Sun Group in Shandong and Jiangsu markets. These chemical fertilizer manufacturers have provided chemical fertilizers to farmers in China for several years and customers are more accustomed to using their established products as compared to our products.

Raw Materials and Suppliers

The major raw materials for photosynthetic bacteria production are photosynthetic bacteria, sodium acetate, glucose, diammonium phosphate, and dipotassium hydrogen phosphate. Other chemicals are also used in the growth media. These materials are either cultured by our technicians or purchased from local markets. The key raw materials used in production of our products are widely available from a wide variety of supply sources. Historically, we have not experienced any difficulty in procuring adequate quantities of raw materials.

Three suppliers accounted for 49.2%, 27.6%, and 4.1% of our net purchases for the fiscal year ended December 31, 2004. These suppliers are Beijing Kailida Technology Trading Co., Beijing Wenming-Xinke Science and Technology Ltd., and Sichuan Fenghe Enterprise, respectively. Historically these suppliers have met our needs. In addition, the raw materials used in our products are available from a variety of alternative sources.

We do not have agreements with our suppliers due to the availability of numerous suppliers who have the ability to supply our raw materials on fairly short notice. We currently maintain a list of 160 qualified suppliers. We place purchase orders when we need supplies.

Customers

Brix Resources Inc., Zhongzheng Agriculture-Technology Product Promotion Co. and Beijing Kailida Technology Trading Co. accounted for 46.1%, 26.3% and 18.5% of our net sales for the fiscal year ended December 31, 2004, respectively. No other single customer accounted for more than 10% of our revenues.

Seasonality

We expect that our operating results will be subject to seasonal trends. This trend is dependent on numerous factors, including the markets in which we operate, growing seasons, climate, economic conditions and numerous other factors beyond our control. Generally, we expect the second and third quarters will be stronger than the first and fourth quarters, primarily because the second and third quarters correspond with the growing seasons in our primary markets in China. It is during those growing seasons when application of our products by our customers would be most beneficial and we therefore expect greater demand for our products during those periods. There can be no assurance that these operating patterns will occur. But we will seek to develop markets outside of China such as South-east Asia in order to reduce the impact of seasonality.

Employees

We currently employ 69 full-time employees in China and three in the United States. We also have 43 seasonal employees in China. We believe our labor relations are good and our turnover rate is relatively low.

Regulatory Concerns

Our production needs to follow bio-fertilizer and photosynthetic bacteria standard production and testing procedures issued by the Chinese Ministry of Agriculture. We comply with the applicable standard production and testing procedures.

Environmental Matters

The bacteria used in our products are naturally occurring in many water bodies and have been extensively tested for environmental safety. They have been recognized as group beneficiary bacteria that can digest small inorganic and organic molecules for water cleaning and other water treatment purposes. They are environmentally friendly and are not known to cause any environmental problems.

Risk Factors

We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond our control. The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

(1) RISKS RELATED TO OUR BUSINESS

INVESTORS MAY NOT BE ABLE TO ADEQUATELY EVALUATE OUR BUSINESS DUE TO OUR SHORT OPERATING HISTORY, LACK OF SIGNIFICANT REVENUE AND LIMITED PRODUCT OFFERINGS. DUE TO THIS SHORT OPERATING HISTORY, WE HAVE NOT YET GENERATED ANY PROFITS AND WILL REQUIRE ADDITIONAL FUNDING TO IMPLEMENT OUR BUSINESS PLAN. IN ADDITION, WE HAVE BEEN THE SUBJECT OF A GOING CONCERN EXPLANATORY PARAGRAPH. FOR THE YEAR ENDED DECEMBER 31, 2004 FROM OUR INDEPENDENT ACCOUNTANTS.

We have only been operating our current business (ag-biotechnology) since June 2002, providing a limited period for investors to evaluate our business model. Because of this limited operating history and the uncertain nature of the rapidly changing markets that we serve, we believe any prediction of future results of operations is difficult. We have generated insignificant revenue, have not been profitable, and incurred net operating losses during our recent operating history. From the inception of our current business (ag-biotechnology) on June 5, 2002 to December 31, 2004, we had accumulated losses of $4,154,796. We expect to continue to have operating losses for the foreseeable future as we further our research and continue to conduct product tests. We will require additional capital to implement our business plan and continue operating. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

We currently have two commercial product lines, a bio-fertilizer and a water treatment and pathogen suppression agent, and plan to market additional products in the agriculture market in the next six to twelve months. There can be no assurances that any of the intellectual property or products intended to be developed by us will be marketed successfully or that ultimately we can develop a sufficiently large production capacity and sufficiently large customer demand to operate on a profitable basis. In addition, we are generally required to obtain a license from the China Agriculture Department, which can take three to six months, prior to selling a new product in China. Until sufficient cash flow is generated from operations, we will have to utilize our capital resources or external sources of funding to satisfy our working capital needs. Furthermore, our prospects must be evaluated in light of risks, uncertainties, expenses and difficulties frequently encountered by companies in an early growth stage.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the year ended December 31, 2004, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. As of December 31, 2004, we had accumulated net losses of $4,154,796 and had negative working capital of $55,630. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

Notwithstanding this, the Company believes that the following facts diminish going-concern doubts:

o In the fiscal year ended December 31, 2004, our only wholly-owned subsidiary, Kiwa Bio-Tech Products (Shandong) Co. Ltd. generated net income equal to $210,133, taking into account a non-recurring cost of $1,417,434 related to the reverse merger.

o We generated $1.3 million in sales during fiscal 2004 from sales of our two products in three China provinces and in Cambodia. We believe the Company is well-positioned to increase sales of these products and to generate revenue from the introduction of new products in 2005.

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS.

See Seasonality in Item 1.

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

We may also choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities. Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly or decline.

From January 1, 2003 to December 31, 2004, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.06 to $0.90 (adjusted for stock splits). High volatility in the market price of our common stock may result in lower prices for our common stock, making it more difficult for us to obtain equity financing on terms and conditions which are favorable to us, if at all. We expect to continue to incur losses in the near future as we develop and market our initial products. As a result, we will be dependent on additional debt or equity financing to fund our operations. If such financing is not available on terms which are acceptable to us, we may have to delay development of new products and/or reduce sales and marketing efforts for our existing products. Such actions may have an adverse effect on our results of operations. In addition, uncertainties with respect to our ability to raise additional capital would make operational planning more difficult for management.

REVOCATION OF OUR RIGHT TO USE PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY IMPACT THE GROWTH OF OUR BUSINESS.

We acquired a patent in April 2004 from China Agricultural University, titled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing," issued by the China Intellectual Property Bureau. While we do not yet have any commercial products utilizing the technology covered by this patent, we plan to use the patent to develop a new series of products that will compliment our current products. If our rights under this patent are challenged or if we default on our obligations under applicable Chinese regulatory requirements, our right to use that patent could be revoked and we would no longer be permitted to use that patent in our research, development and sales activities. Such a revocation or default could have an adverse impact on the growth of our business by reducing the introduction of new products, and consequently, sales.

OUR SUCCESS DEPENDS IN PART ON OUR SUCCESSFUL DEVELOPMENT AND SALE OF PRODUCTS CURRENTLY IN THE RESEARCH AND DEVELOPMENT STAGE.

We currently have two commercial products based on photosynthesis bacteria technology. The first is a bio-fertilizer called Photosynthesis Biological Catalyst and the second is a water treatment and pathogen suppression agent. We commenced sales of a powdered form of Photosynthesis Biological Catalyst in November 2003 and a liquid form in April 2004. We commenced sales of our water treatment and pathogen suppression agent in April 2004. Many of our product candidates are still in the research and development stage. The successful development of new products is uncertain and subject to a number of significant risks. Potential products that appear to be promising at early states of development may not reach the market for a number of reasons, including but not limited to, the cost and time of development. Potential products may be found to be ineffective or cause harmful side effects, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical or fail to achieve market acceptance. Our failure to successfully develop and sell new products may delay or eliminate future acquisition plans and would most likely slow our development. Our plans to introduce additional proprietary products may not be realized as expected, if at all.

There can be no assurance that any of our intended products will be successfully developed or that we will achieve significant revenues from such products even if they are successfully developed. Our success is dependent upon our ability to develop and market our products on a timely basis. There can be no assurance that we will be successful in developing or marketing such products or taking advantage of the perceived demand for such products. In addition, there can be no assurance that products or technologies developed by others will not render our products or technologies non-competitive or obsolete. The China bio-fertilizer market is still in a very early stage and is very fragmented with many potential customers, but with no single producer or small group of producers dominating the market. To some extent, however, we also face competition from large chemical fertilizer manufacturers in China, such as Sino-Arabic Chemical Fertilizer Company in national markets as well as Red Sun Group in Shandong and Jiangsu markets. These chemical fertilizer manufacturers have provided chemical fertilizers to farmers in China for several years and customers are more accustomed to using their established products as compared to new products.

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

OUR  SUCCESS  DEPENDS  IN PART  UPON OUR  ABILITY  TO  RETAIN  AND  RECRUIT  KEY
PERSONNEL.

Our success is highly dependent upon the continued services of our executive officers, key product development personnel and key scientific personnel, including without limitation, Wei Li, Da chang Ju, Lian jun Luo, James Nian Zhan, Dr. Daniel Qu, Jing hong Zhang, Professor Qi Wang, Feng jun Ding,Yu hong Pang, and Professor Gui sheng Chen. Given the intense competition for qualified management and product development personnel in our industry, the loss of the services of any key management or product development personnel may significantly and detrimentally affect our business and prospects. We maintain employment agreements with two of our key personnel in China: Lian jun Luo and Qu Bin. The material terms of these employment agreements include three-year terms, provision for annual bonuses and stock option grants based on performance, and severance of three month's base salary if these executives are laid off without cause. We do not have employment agreements with any other members of management or key personnel. While we have not experienced difficulty in attracting and maintaining key personnel, there can be no assurance that we will be able to retain these personnel, and it may be time consuming and costly to recruit qualified replacement personnel.

WE CURRENTLY DO NOT HAVE SUFFICIENT REVENUES TO SUPPORT OUR BUSINESS ACTIVITIES AND, IF OPERATING LOSSES CONTINUE, WE WILL REQUIRE ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO SECURE.

We require substantial working capital to fund our business. In the short term, we plan to continue building out our manufacturing facility, adjust our product formula to improve product stability and optimize our product offerings, expand our sales and marketing efforts in China, expand our distribution base in China, introduce new products, and acquire 2 to 3 small or medium sized bio-technology companies in the Chinese agricultural and/or environmental markets. Over the next 24 months, we estimate that we will require approximately $2.5 million for completion of construction of our manufacturing facility and equipment investment, $1 million to consummate our planned acquisitions, $600,000 in working capital and $500,000 in administrative and operations expenses. In the long term, we plan to become a commercialization platform for world-class biotechnological research and development results for applications in agriculture, natural resources conservation and environmental protection, launch our products in the United States and other markets, continue our introduction of new products, create formal strategic alliances with selected United States companies to co-develop and/or co-market products in the United States and China, and form an international biotechnology research center in China for the research and development of agricultural, environmental and medical applications.

Because we currently do not have sufficient revenues to support our business activities and we expect operating losses to continue, we will require additional capital to fund our operations and finance our research and development activities. Funding, whether from a public or private offering of debt or equity, a bank loan or a collaborative agreement, may not be available when needed or on favorable terms. If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we may have to limit, delay, scale back or eliminate our research and development activities or future operations. Any of the foregoing may adversely affect our business.

ENTERING INTO EQUITY OR DEBT FINANCINGS COULD RESULT IN DILUTION TO EXISTING STOCKHOLDERS.

We will be required to raise additional capital to fund our operations and finance our research and development activities through a public or private offering of debt or equity. Any equity financing could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. Debt financings will result in interest expense and likely subject us to negative covenants that would limit our operational flexibility, and if convertible into equity, could also dilute then-existing stockholders.

THE RISKS ASSOCIATED WITH RAISING CAPITAL THROUGH COLLABORATIONS AND LICENSING AGREEMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

We will be required to raise additional capital to fund our operations and finance our research and development activities through collaborative and/or licensing agreements. Under these agreements, we may be subject to various restrictive covenants which could significantly limit our operating and financial flexibility and may limit our ability to respond to changes in our business or competitive environment. If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we may have to limit, delay, scale back or eliminate our research and development activities or future operations. Any of the foregoing may adversely affect our business.

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

CHANGES IN CHINA'S POLITICAL, SOCIAL, ECONOMIC OR LEGAL SYSTEMS COULD MATERIALLY HARM OUR BUSINESS.

All of our manufacturing and production and the majority of our sales occur in China. Consequently, an investment in our common stock may be adversely affected by the political, social and economic environment in China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND MAY BE EXPOSED TO INFRINGEMENT CLAIMS FROM THIRD PARTIES.

Our success will depend in part on our ability to obtain patent protection for our technology, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. We have several trademarks registered in China, which will be protected by the trademark laws in China for ten years and are renewable at the expiration of the initial ten year term. In addition, we have recently acquired a China patent from the China Agricultural University entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing," issued by China Intellectual Property Bureau, which has a remaining term of eight years.

We may also file patents with China Intellectual Property Bureau and/or the U.S. Patent and Trademark Office as we deem appropriate. There can be no assurance that the patents applied for will be reviewed in a timely manner, that any additional patents will be issued or that any patents issued will afford meaningful protection against competitors with similar technology or that any patents issued will not be challenged by third parties. There also can be no assurance that others will not independently develop similar technologies, duplicate our technologies or design around our technologies whether or not patented. There also can be no assurance that we will have sufficient resources to maintain a patent infringement lawsuit should anyone be found or believed to be infringing our patents. There also can be no assurance that the technology ultimately used by us will be covered in any additional patent applications that we may file. We do not believe that our technology infringes on the patent rights of third parties. However, there can be no assurance that certain aspects of our technology will not be challenged by the holders of other patents or that we will not be required to license or otherwise acquire from third parties the right to use additional technology. The failure to overcome such challenges or obtain such licenses or rights on acceptable terms could have a material adverse affect on us, our business, results of operations and financial condition.

The processes and know-how of importance to our technology are dependent upon the skills, knowledge and experience of our technical personnel, consultants and advisors and such skills, knowledge and experience are not patentable. To help protect our rights, we require employees, significant consultants and advisors with access to confidential information to enter into confidentiality and proprietary rights agreements. There can be no assurance, however, that these agreements will provide adequate protection for our trade secrets, know-how or proprietary information in the event of any unauthorized use or disclosure. There can be no assurance that we will be able to obtain a license for any technology that we may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost. The cost of obtaining and enforcing patent protection and of protecting proprietary technology may involve a substantial commitment of our resources. Any such commitment may divert resources from other areas of our operations. We may be required to license or sublicense certain technology or patents in order to commence operations. There can be no assurance that we will be able to obtain any necessary licenses or to do so on satisfactory terms. In addition, we could incur substantial costs in defending ourselves against suits brought by other parties for infringement of intellectual property rights and there are no assurances that we will have the resources to do so.

WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY LITIGATION, THE DEFENSE OF WHICH COULD ADVERSELY IMPACT OUR BUSINESS OPERATIONS.

Currently we have one patent in China (Patent Number ZL93 101635.5 and International patent classification Number A01N 63/00), which covers six different species of bacillus which have been tested as bio-fertilizers to enhance yield and plant health as well as the production methods of the six species. The patent will expire on February 19, 2013.

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

A key to our future  success is the  ability to produce our  bacillus  series of products at lower costs than our competitors. Although we are currently utilizing our proprietary technology to produce such products at lower costs, our method for producing such products on a commercial basis has only recently begun. Further, although results from recent independent tests and our early production results have been encouraging, the ability of our technology to commercially produce such products at consistent levels is still being evaluated. There can be no assurance that we will continue to be able to produce such products at lower costs than our competitors, nor that our technology will be able to commercially produce such products at consistent levels.

WE DEPEND ON A FEW CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE.

Three customers - Brix Resources Inc., Zhongzheng Agriculture-Technology Product Promotion Co., Beijing Kailida Technology Trading Co. - together accounted for approximately 90.9% of our net sales for the fiscal year ended December 31, 2004. The loss of any of our significant customers would result in a material reduction in our sales and results of operations. We do not have long-term contracts with any of our customers. Purchases generally occur on an order-by-order basis, and relationships exist as long as there is a perceived benefit to both parties. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, and economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. There can be no assurances that we will be able to retain these customers or further expand our customer base to reduce our dependence on a small number of customers. Our inability to generate new customers could negatively impact our business and our ability to continue as a going concern.

WE HAVE LIMITED BUSINESS INSURANCE COVERAGE.

The insurance industry in China is still in its early stage of development. Insurance companies in China offer limited business insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

(2) RISK RELATED TO OUR COMMON STOCK

IF AN ACTIVE TRADING MARKET FOR OUR SECURITIES DOES NOT REMAIN IN EXISTENCE, THE MARKET PRICE OF OUR SECURITIES MAY DECLINE AND STOCKHOLDERS' LIQUIDITY MAY BE REDUCED.

Although our common stock is quoted on the OTC Bulletin Board, a regular trading market for the securities may not be sustained in the future. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities quoted solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original purchase price or at any price. As of December 31, 2004, we had 379 stockholders of record. As of December 31, 2004, the closing price per share of common stock was $0.06 and the average daily trading volume for the last three months in 2004 was 80,479 shares. Market prices for our common stock will be influenced by a number of factors, including:

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

Our principal stockholders are All Star Technology Inc. and InvestLink (China) Limited. Wei Li, our Chief Executive Officer and Chairman, is a principal shareholder of All Star Technology Inc. Da chang Ju, one of our directors, is a principal stockholder of InvestLink (China) Limited. All Star Technology Inc., together with InvestLink (China) Limited, currently beneficially own approximately 54.8% of the outstanding shares of our common stock. Accordingly, All Star Technology Inc., together with InvestLink (China) Limited, currently have the ability to determine the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including election of directors, mergers, consolidations and the sale of all or substantially all of our assets. Our principal stockholders will also have the power to prevent or cause a change in control. The interests of these stockholders may differ from other stockholders' interests.

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

PROVISIONS IN OUR CHARTER AND THE CORPORATE LAW OF OUR STATE OF INCORPORATION COULD DETER OR PREVENT AN ACQUISITION OR CHANGE OF CONTROL.

Provisions of our certificate of incorporation may deter or prevent a change in control of management. Specifically, our certificate of incorporation allows our Board of Directors to issue 20,000,000 shares of preferred stock, in one or more series and with such rights and preferences including voting rights, without further stockholder approval. In the event that the Board of Directors designates additional series of preferred stock with rights and preferences, including super-majority voting rights, and issues such preferred stock, the preferred stock could make our acquisition by means of a tender offer, a proxy contest or otherwise, more difficult, and could also make the removal of incumbent officers and directors more difficult. As a result, these provisions may have an anti-takeover effect. The preferred stock authorized in our certificate of incorporation may inhibit changes of control.

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

These provisions could also limit the price that future investors might be willing to pay in the future for our common stock. This could have the effect of delaying, deferring or preventing a change in control of our Company and/or a change in the members our Board of Directors. The issuance of preferred stock could also effectively limit or dilute the voting power of our stockholders. Accordingly, such provisions of our certificate of incorporation, as amended, may discourage or prevent an acquisition or disposition of our business that could otherwise be in the best interest of our shareholders.

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

IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE A SERVICE OF PROCESS OR ENFORCE LIABILITIES AGAINST US.

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

Item 2. Property

In June 2002 the Company entered into an agreement with Zoucheng Municipal Government granting the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of $58,696 per acre for the land use right at the expiration of the 10-year period. The Company may not transfer or pledge the temporary land use right. In the same agreement, the Company has also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2004, the Company had invested approximately $1.4 million for the project. Management believes that neither the Company nor management will be liable for compensation or penalty if the investment commitment is not fulfilled. As of December 31, 2004, the first phase of a three-phase construction plan has been completed and production has begun in the completed facility. The production capacity of the completed facility is 600 tons of bio-organic product. We will continue on to Phase II construction to expand the capacity to 1,000 tons in 2005 when we are able to secure financing.

We lease our principal executive offices located at 17700 Castleton Street, Suite 589, City of Industry, California 91748. The lease has a term of two years and expires on June 11, 2005. We currently expect that we will renew this lease prior to its expiration.

We also lease an office in Beijing under an operating lease expiring in April 2005 with an aggregate monthly lease payment of approximately $2,882. We do not expect to renew this lease when it expires and are negotiating terms with another landlord.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is quoted on the OTC Bulletin Board of the NASD under the symbol "KWBT.OB" from March 30, 2004, and was quoted under the symbol "TTGM.OB" before the merger in March 2004 described previously under Item 1., "Business - The Company." During 2004, the market price for our common stock has ranged from $0.06 to $0.75 (adjusted for stock splits).

The following table sets forth the high and low closing sale prices for our common stock as reported on the OTC Bulletin Board for the periods indicated:

-------------------------------------------- -------------------- --------------
                Fiscal 2003                         High                Low
-------------------------------------------- -------------------- --------------
First Quarter (commencing 01/01/03)                 0.90               0.20
Second Quarter                                      0.50               0.50
Third Quarter                                       0.50               0.50
-------------------------------------------- -------------------- --------------
Fourth Quarter                                      0.50               0.50

-------------------------------------------- -------------------- --------------
                Fiscal 2004                         High               Low
-------------------------------------------- -------------------- --------------
First Quarter (commencing 01/01/04)                 0.50               0.12
Second Quarter                                      0.75               0.32
Third Quarter                                       0.45               0.09
-------------------------------------------- -------------------- --------------
Fourth Quarter                                      0.10               0.06

The foregoing prices take into account the 1-for-4 stock split of our shares that occurred during the first quarter of 2004.

As of December 31, 2004, there were 379 shareholders of record of our common shares. We have not paid any dividends on our common shares since our inception and do not anticipate that dividends will be paid at any time in the immediate future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

This report on Form 10-KSB for the fiscal year ended December 31, 2004 contains "forward-looking" statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report on Form 10-KSB for the fiscal year ended December 31, 2004 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview

Our business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for the agricultural, natural resources and environmental protection markets located primarily in China. We intend to improve existing products and to develop new products. Our activities to date have included conducting research and development, acquiring and developing intellectual property, raising capital, developing a manufacturing facility, identifying strategic acquisitions and marketing our products. Our first product, a photosynthesis biological catalyst, was introduced in China's agricultural market in November 2003. We generated $1.3 million in revenue from planned principal operations in fiscal 2004.

The Company took its present form in March 2004 when Tintic Gold Mining Company, a Utah public corporation, merged with Kiwa Bio-Tech Products Group Ltd., a privately-held British Virgin Islands corporation. (See previous discussion under "Item 1. Business - The Company."). For accounting purposes this transaction was treated as an acquisition of the public company and a recapitalization of Kiwa Bio-Tech Products Group Ltd. and its wholly owned subsidiary, Kiwa Bio-Tech Products (Shandong) Co., Ltd (reverse merger). On July 22, 2004, we completed our reincorporation in the State of Delaware.

On April 12, 2004, we entered into an agreement with China Agricultural University to acquire patent Number ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing," which was originally granted by the People's Republic of China Intellectual Property Bureau on July 12, 1996. There are no limitations under this agreement on our exclusive use of the patent. The patent covers six different species of bacillus which have been tested as bio-fertilizers to enhance yield and plant health. The production methods of the six species are also patented. The patent will expire on February 9, 2013. The Company plans to utilize the patent to develop a new series of products that complement its current products and create a comprehensive product pipeline. We expect to invest $500,000 (included in manufacturing facility construction and working capital spending plans) to complete the patent's commercialization and anticipate generating between $1 million to $1.5 million in annual revenue from commercial products under the patent in each of the next five to eight years.

Pursuant to our agreement with China Agricultural University, the University agreed to provide research and technology support services at no additional cost to us in the event we decide to use the patent to produce commercial products. These research and technology support services include (1) furnishing faculty or graduate-level researchers to help with bacteria culturing, sampling, testing, trial production and formula adjustment; (2) providing production technology and procedures to turn the products into powder form while keeping required live bacteria in the products; (3) establishing quality standards and quality control systems; (4) providing testing and research support for us to obtain necessary sale permits from the Chinese government; and (5) cooperation in developing derivative products. China Agricultural University has been providing some of these services since August 2004. If the University fails to provide any of these support services, our remedy against the University would be to bring a breach of contract suit for damages.

Major Customers And Suppliers

Three customers accounted for 46.1%, 26.3% and 18.5% of our net sales for the fiscal year ended December 31, 2004. No other single customer accounted for more than 10% of our revenues. The revenue from Chinese and South-East Asian customers accounted for 53.9% and 46.1% of sales, respectively. During the fiscal year ended December 31, 2004, the total number of customers increased 10 fold, and our revenue was 31.5 times the revenue generated during the fiscal year ended December 31, 2003. This increase is attributable to the fact that 2004 was our first full year of production. We generated revenue of $40,031 from two customers in the fourth quarter of the fiscal year ended December 31, 2003. These sales were made possible by completion of Phase I construction of our production facility in 2003 and launch of our first product to market in November 2003.

Three suppliers accounted for 49.2%, 27.6%, and 4.1% of our net purchases for the fiscal year ended December 31, 2004. Our total purchases increased to $526,897 during fiscal year 2004 compared with $143,393 in fiscal year 2003.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $2,728,673 and $1,355,239 during the fiscal years ended December 31, 2004 and 2003, respectively, and our current liabilities exceeded our current assets by $55,630 and $585,313 at December 31, 2004 and 2003, respectively. In addition, we are still in an early growth stage and will require additional capital to fund our business plan. Furthermore, we are continuing to develop our manufacturing facility and have not generated significant revenues from our operations. These factors create substantial doubt about our ability to continue as a going concern.

As of December 31, 2004, we had obtained non-interest bearing loans from the Chinese local government of approximately $1,510,264. Among these loans, $120,821 was received from a local science bureau in Shandong Province, China. The Company repaid $60,411 of such loan during 2004, and the local bureau agreed to waive the remaining balance. Accordingly, the remaining balance of $60,411 was recorded as other income. Other loans require us to begin repayment of the outstanding balance of the loans, approximately $1,389,443 in the first year after our Chinese subsidiary reaches an accumulative profit position. The entire balance is to be fully repaid within three years thereafter.

In the fiscal year ended December 31, 2004, our only wholly-owned subsidiary, Kiwa Bio-Tech Products (Shandong) Co. Ltd. generated net income equal to $210,133.

We generated $1.3 million in sales during fiscal 2004 from sales of our two products in three China provinces and in Cambodia. We believe the Company is well-positioned to increase sales of these products and to generate revenue from the introduction of new products in 2005.

In 2005, we intend to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in obtaining this financing. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Trends And Uncertainties In Regulation And Government Policy In China

AGRICULTURAL POLICY CHANGES IN CHINA

After over ten years of economic growth, China now faces an imbalance between urban and rural environments as well as the manufacturing and agricultural industries. On February 10, 2004, the Chinese central government issued a new policy to correct the imbalance by offering favorable taxation of agricultural products. Existing agricultural products will be taxed at a rate of 1%. At the Central Working Conference on Agriculture on December 28, 2004, China's central authorities pledged to continue agriculture-friendly policies, to stabilize upward trends in grain production and to increase farmers' income in 2005, including further reducing agricultural taxes, increasing financial subsidies to farmers, investing more money in rural infrastructure and increasing financial assistance to main grain-production counties. We should benefit from these favorable policies as farmers will retain more of their income and will most likely spend some of that income on our products resulting in greater sales. In addition, we anticipate receiving additional governmental support in marketing our products to farmers due to additional procedural changes included with the new policy.

GENERAL FISCAL AND MONETARY POLICY CHANGES IN CHINA

In 2004, China adopted restricted fiscal and monetary policies to fight potential inflation. However, "People's Daily", the most popular state-owned newspaper in China, stated on August 10, 2004 that the agricultural area has been one of a few industries which will continue to enjoy expansionary policy. The article noted that the Chinese government will continue to increase investment in agricultural development. We have previously benefited from these policies, as evidenced by our receipt of non-interest bearing loans from the government in the amount of approximately $1,510,264 from November 28, 2002 to December 31, 2004. As the government further increases investment in the agricultural area, we expect that similar loans or other favorable financing programs will be available to us in the future, which we anticipate will assist us with managing liquidity and capital resources during our growth period. However, if these financing programs are not available in the future, we may have to borrow on terms which are less favorable to us, or we may not be able to borrow additional funds at all on terms which are acceptable.

FOREIGN INVESTMENT POLICY CHANGES

The Chinese government is considering changes to its currently policy that provide favorable tax treatment to foreign invested enterprises as compared to Chinese domestic business. The new policy under consideration will consolidate enterprise income tax laws between foreign invested enterprises and Chinese domestic enterprises. The new policy will also provide transitional arrangements to facilitate the consolidation. No timetable has been announced yet for the consolidation. If the new policy is implemented, newly established foreign invested enterprises will not enjoy favorable tax treatment as in effect under current tax laws. It is anticipated that the proposed policy will not have an impact on companies like ours, which have already been granted favorable tax treatment. We believe this beneficial tax status will make an investment in our Company more attractive to both foreign and domestic investors in China, which could improve our liquidity or provide additional capital resources. However, if we were to be subject to such new policies, our tax rate and tax liability would increase.

FOREIGN EXCHANGE POLICY CHANGES

China is considering allowing its currency to be freely exchangeable for other major currencies. This change will result in greater liquidity for revenues generated in Renminbi ("RMB"). We would benefit by having easier access to and greater flexibility with capital generated in and held in the form of RMB. The majority of our assets are located in China and most of our earnings are currently generated in China, and are therefore denominated in RMB. Changes in the RMB-U.S. Dollar exchange rate will impact our reported results of operations and financial condition. In the event that RMB appreciates over the next year as compared to the U.S. Dollar, our earnings will benefit from the appreciation of the RMB. However, if we have to use U.S. Dollars to invest in our Chinese operations, we will suffer from the depreciation of U.S. Dollars against the RMB. On the other hand, if the value of the RMB were to depreciate compared to the U.S. Dollar, then our reported earnings and financial condition would be adversely affected when converted to U.S. Dollars.

Critical Accounting Policies And Estimates

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

ACCOUNTS RECEIVABLE. We perform ongoing credit evaluations of our customers by analyzing historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns, and intend to establish an allowance for doubtful accounts when amounts are not considered fully collectible or when they are more than 365 days past due.

We believe that the accounts receivable balance at December 31, 2004 is fully collectible. Our belief is based on industry practices in the China region and those of our competitors, our ongoing relationships and our payment experience with our customers. As of December 31, 2004, all accounts receivable were less than one year old and we have no indication of insolvency from any of our customers.

Terms of the sales vary from cash on delivery through a credit term up to three to twelve months. Ordinarily, we require our customers to pay between 20% and 60% of the purchase price of an order placed, depending on the results of our credit investigations, prior to shipment. The remaining balance is due within twelve months, unless other terms are approved by management. We maintain a policy that all sales are final, we do not allow returns. However, in the event of defective products, we may allow customers to exchange the defective products for new products within 90 days of delivery and prior to the product's expiration date. In the event of any exchange, the customers pay all transportation expenses.

INVENTORIES. Inventories are stated at the lower of cost or net realizable value. Cost is determined on the weighted average method. Inventories include raw materials, work-in-progress, finished goods and low-value consumables. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there is no obsolete inventory.

REVENUE  RECOGNITION.  We recognize  revenue in accordance  with  Securities and
Exchange   Commission  Staff  Accounting  Bulletin  ("SAB")  No.  101,  "Revenue
Recognition in Financial Statements", as amended by SAB No. 104, "Revenue Recognition"). Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title.

IMPAIRMENT OF ASSETS. Our long-lived assets consist of property and equipment and intangible assets. At December 31, 2004, the net value of property and equipment and intangible assets was $1,255,094 and $463,730, respectively, which represented approximately 40.1% and 14.8% of our total assets respectively.

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

INCOME TAXES. We record a valuation allowance to reduce our deferred tax assets arising from net operating loss carryforwards to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Results Of Operations

TWELVE MONTHS ENDED DECEMBER 31, 2004 AND 2003

NET SALES. Net sales were $1,300,251 and $40,031 for the twelve months ended December 31, 2004 and 2003, respectively, representing an increase of 32 times the revenue generated during the fiscal year ended December 31, 2003. Introduction of new products and the development of a customer base from the end of 2003 to 2004 is the basis for the increase in net sales during the period. A $599,032 sale to a Cambodia customer in December 2004 accounted for 46.1% of the total sales in 2004. We had only minimal sales in the fourth quarter of 2003.

COST OF SALES. Cost of sales were $641,236 and $30,294 for the twelve months ended December 31, 2004 and 2003 including depreciation and amortization of $56,326 and $16,578, respectively. The increase of $610,942 or 20 times in cost of sales was primarily due to increased material costs, which resulted from increased sales.

GROSS PROFIT. Gross profit was $659,015 and $9,737, representing a profit margin of 50.7% and 24.3% for the twelve months ended December 31, 2004 and 2003, respectively. This $649,278 (67-fold) increase was due to our increased sales in 2004.

CONSULTING AND PROFESSIONAL FEES. Consulting and professional fees were $448,442 and $545,787 for the twelve months ended December 31, 2004 and 2003, respectively, representing a decrease of $97,345 or 17.8%. The decrease in consulting and professional fees in 2004 is primarily attributable to consulting and professional fees relating to the reverse merger in March 2004 separately listed as reverse merger cost on the consolidated income statement. Most of these fees are related to fund-raising, investor relations, public company operations and marketing, including non-cash costs of $47,750 relating to the issuance of common stock in September 2004.

DIRECTORS' COMPENSATION. Directors' compensation decreased by $269,712 or 348% to $77,398 for the twelve months ended December 31, 2004, as compared to $347,110 for the same period of 2003. In 2003, we issued an aggregate of 8,031,836 shares of common stock to compensate directors for their increased time commitments to the Company. The decrease was due to a change in director compensation policy following the completion of the reverse merger in 2004.

GENERAL AND ADMINISTRATIVE. General and administrative expense was $598,492 for the twelve months ended December 31, 2004, as compared to $327,501 for the same period of 2003, an increase of $270,991 or 82.8%, primarily as a result of increased marketing expenses commensurate with enhanced sales volume and increased personnel-related costs in China reflecting an increased level of business activity and increased costs associated with being a public company. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs, and other marketing expenses.

RESEARCH AND DEVELOPMENT. Research and development expense decreased by $13,812, or 21.8%, to $49,622 for the twelve months ended December 31, 2004, as compared to $63,434 for the twelve months ended December 31, 2003. This decrease is due to the reduced expenses to field test our products for sales licenses granted in 2004.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, excluding depreciation and amortization included in cost of production, increased $34,213, or 184%, to $52,798 for the twelve months ended December 31, 2004, as compared to $18,585 for the same period of 2003. Only six months of depreciation was accrued in 2003 while a full year depreciation was accrued in 2004. Furthermore, the addition of patent and ERP software has also contributed to increased depreciation and amortization in 2004.

REVERSE MERGER COSTS. Reverse merger costs equal to $1,417,434 were incurred in the first and second quarters of 2004, including non-cash costs relating to the issuance of the warrants and options of $1,114,380 to consultants, as compared to $50,336 for the twelve months ended December 31, 2003. The 2004 reverse merger costs are non-recurring.

INTEREST INCOME (EXPENSE), NET. Interest expense increased $91,690, or 750%, to $103,913 for the twelve months ended December 31, 2004, as compared to interest expense of $12,223 for the same period of 2003. This increase is due to increased borrowings in 2004 and the amortization of the intrinsic value of the detachable warrants of $44,663 according to a convertible loan agreement for $350,000 entered into on September 23, 2004.

AMORTIZATION OF BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE. For the twelve months ended December 31, 2004, we recorded a total charge of $700,000 to reflect the beneficial conversion feature of two convertible loans. On January 25, 2004, we entered into a convertible loan agreement for $500,000, with annualized interest of 12%, payable at maturity. The loan was scheduled to mature on September 25, 2004. As part of the loan terms, the lender had the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. On June 8, 2004, the lender converted the $500,000 loan into 2,000,000 shares of our common stock at the agreed conversion price of $0.25 per share. The lender is an unrelated party located outside the United States. The fair value of the beneficial conversion feature of this convertible loan was determined to be $500,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of our common stock of $0.60 per share, and was recorded as a reduction to convertible notes payable and an interest expense from January 25, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $281,250 before the conversion date, and the unamortized deferred interest expense of $218,750 as of the conversion date was charged to operations as interest expense.

On March 12, 2004, we entered into a convertible loan agreement for $200,000, with annualized interest of 12%, payable at maturity. The loan was scheduled to mature three months after funding. As part of the loan terms, the lender had the right to convert the loan into shares of our common stock at $0.25 per share at any time prior to the maturity date, subject to our completion of a reverse merger transaction in the United States, which was accomplished in March 2004. The loan was not funded until April 7, 2004. On June 8, 2004, the lender converted the $200,000 loan into 800,000 shares of our common stock at the agreed conversion price of $0.25 per share. The lender is an unrelated party located outside the United States. The fair value of the beneficial conversion feature of this convertible loan was determined to be $200,000, consisting of the aggregate fair value of the difference between the $0.25 conversion price and the fair market value of our common stock of $0.60 per share, and was recorded as a reduction to convertible notes payable and an interest expense from April 7, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $133,333 before the conversion date, and the unamortized deferred interest expense of $66,667 as of the conversion date was charged to operations as interest expense.

OTHER INCOME. We had other income for the period ended December 31, 2004 of $60,411 attributable to forgiveness by Zoucheng Science & Technology Bureau (Shandong Province, China) of amounts due on money we borrowed from it in 2003.

NET LOSS. Net loss increased $1,373,434 to $ 2,728,673 for the twelve months ended December 31, 2004, as compared to $1,355,239 for the same period of 2003. The increased net loss in 2004 is primarily the result of the increase in reverse merger costs and the amortization of beneficial conversion feature, offset by additional gross profit in 2004.

Liquidity And Capital Resources

Since inception of the ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the fiscal year ended December 31, 2004, we raised $1,050,000 in the form of three convertible notes payable and obtained a government preferential note of approximately $302,053.

We will require additional capital to fund our business plan, and to develop our manufacturing facility and have not generated significant revenues from our operations for such purposes. In 2005, we intend to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in this regard. There can be no assurances that we will be able to obtain sufficient funds to allow us to continue operations in 2005.

In November 2002 and June 2003, we entered into two bank loans for two auto purchases with a local bank in Beijing, China in the amounts of $38,663 and $25,498, with interest rates of 5.32% and 5.02%, respectively. The maturity dates are October 2007 and March 2008, respectively. As of December 31, 2004, the outstanding balances of these loans were $15,379 and $11,474, respectively. We had short-term borrowings of $283,930 as of December 31, 2003, which were secured by restricted cash in the form of a bank certificate of deposit in U.S. Dollars. These borrowings were repaid in full during the first six months of 2004.

In October 2003, we entered into a convertible loan agreement with China Star Investment Group pursuant to which we borrowed $100,000 from the China Star Investment Group. The loan bears interest at the rate of 12% per annum and was originally due and payable in October 2004. In May 2004, China Star Investment Group agreed to waive the conversion right in exchange for acceleration of the maturity date to June 30, 2004. The maturity date has been subsequently extended to August 31, 2005. In July 2004, we borrowed an additional $50,500 from China Star Investment Group under the same loan agreement. This additional loan bears interest at a rate of 12% per annum and was scheduled to mature on January 26, 2005. The maturity date has been subsequently extended to August 31, 2005. As of December 31, 2004, the total outstanding balance to China Star Investment Group was $112,105.

On January 4, 2005, we issued a promissory note in the original principal amount of $400,000 to Cornell Capital which will be automatically repaid with cash proceeds from the sale of our common stock under our Standby Equity Distribution Agreement unless we elect to pay earlier from other sources. The note bears interest at a rate of 10% per annum and has a term of 290 days. For further detail see Note 19 to the Financial Statements in respect of the note and Note 14 in respect of our Standby Equity Distribution Agreement.

On September 23, 2004, we entered into a loan agreement with two U.S. citizens, Young Sam Kim and Song N. Bang, for $350,000 with interest at 10% per annum, and issued 1,050,000 detachable warrants. The warrants are exercisable for common stock at $0.20 per share and have a three-year exercise period. The loan was initially due on March 23, 2005, but the final maturity date was subsequently extended by agreement to April 21, 2005. Our Chief Executive Officer personally guaranteed the loan and pledged shares of our common stock that he owns as security.

We qualified for non-interest bearing loans under a government sponsored program to encourage economic development in certain industries and locations. To qualify for the favorable loan terms, a company must meet the following criteria: (1) be a technology company with innovative technology or product (as determined by the Science Bureau of the central government); (2) operate in specific industries, such as agriculture, environmental, education, and others, which the government has determined important to encourage development; and (3) be located in undeveloped areas such as Zoucheng, Shandong Province where our facility is located.

As of December 31, 2004, we had obtained non-interest bearing loans from the Chinese local government of approximately $1,510,264. Among these loans, $120,821 was received from Zoucheng Science & Technology Bureau in Shandong
Province, China. The Company repaid $60,411 of the loan during 2004, and Zoucheng Science & Technology Bureau forgave the payment of the remaining balance of $60,411 at the end of 2004, which was recorded as other income. Other loans require us to begin repayment of the outstanding balance of the loans - approximately $1,389,443 - in the first year after our Chinese subsidiary reaches an accumulative profit position. The entire balance is to be fully repaid within three years thereafter.

At December 31, 2004 and December 31, 2003, we had cash of $17,049 and $48,730, respectively. At December 31, 2004 and 2003, our net working capital deficiency was $55,630 and $585,313, respectively, reflecting current ratios of 0.96:1 and 0.53:1, respectively, at such dates.

During the fiscal year ended December 31, 2004, our operations utilized cash of $1,121,025 as compared to $710,001 utilized for the fiscal year ended December 31, 2003. This increase was attributable to an increased level of business activity and costs associated with operating a public company.

During the fiscal year ended December 31, 2004 we utilized $219,645 in investing activities for the purchase of property and equipment, as compared to $925,170 for the fiscal year ended December 31, 2003.

During the fiscal year ended December 31, 2004, we generated $1,308,989 from financing activities, consisting of the proceeds from three convertible notes payable of $1,050,000, decrease in restricted cash of $300,000 and increases in short-term loan and long-term borrowings of $50,000 and $265,806, respectively, offset in part by the repayment of short-term and long-term loans of $283,930 and $72,887 respectively. During the fiscal year ended December 31, 2003, we generated $1,161,844 from financing activities through an increase in short-term loans and long-term borrowings.

We continue to develop our manufacturing facility and have invested approximately $1,397,536 in Phase I of our new manufacturing facility, including $986,965 in buildings and $218,250 in equipment. We estimate that the total investment for the completion of Phases II and III of the construction of our manufacturing facility will be at least $2.5 million.

We do not anticipate generating sufficient positive internal operating cash flow to fund our planned operations until such time as we generate substantial revenues, which may take the next few years to fully realize. In 2005, we intend to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in obtaining this financing. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Inflation And Currency Matters

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. We conduct virtually all of our business in China and, accordingly, the sale of our products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the U.S. Dollar would adversely affect our financial performance when measured in U.S. Dollars. Although prior to 1994 the RMB experienced significant devaluation against the U.S. Dollar, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People's Bank of China. The exchange rate was approximately $1.00 to RMB 8.28 at December 31, 2004 and December 31, 2003.

As China has recently been admitted as a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate currency conversion restrictions, which may in turn increase the exchange rate fluctuation of the RMB. Should there be any major change in the central government's currency policies, we do not believe that such an action would have a detrimental effect on our operations, since we conduct virtually all of our business in China, and the sale of our products is settled in RMB.

Commitments And Contingencies

The Company has the following material contractual obligations:

Operating lease commitments - The Company leases an office in Beijing under an operating lease expiring in April 2005 with an aggregate monthly lease payment of approximately $2,882. Rent expense under the operating lease for the year ended December 31, 2004 and 2003 was $31,703 and $27,570, respectively. At December 31, 2004, the Company's future minimum lease payments required under the operating lease total $11,528 for the four months ending April 30, 2005.

The Company leases an office in the United States under a commercial lease agreement expiring in June 2005 with an aggregate monthly lease payment of approximately $2,560. Pursuant to the lease agreement, the Company paid rent expenses for the year ended December 31, 2004 of $21,904.

Off-Balance Sheet Arrangements

At December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In September 2004, Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-08 ("EITF 04-08"), "The Effect of Contingently Convertible Debt on Diluted Earnings per Share". Under current interpretations of FASB No. 128, "Earnings per Share", issuers of contingently convertible debt instruments ("Co-Cos") generally exclude the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the underlying common stock achieves a specified price target, or other contingency is met. EITF 04-08 requires that Co-Cos should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. We do not anticipate that the adoption of EITF04-08 will have a significant effect on our earnings or financial position.

On October 13, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment", which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. We could adopt the new standard in one of two ways -- the modified prospective transition method or the modified retrospective transition method. We will adopt SFAS No. 123R in our fourth quarter of fiscal 2005 and are currently evaluating the effect that the adoption of SFAS No. 123R will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4, which would be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We do not anticipate that the adoption of the SFAS No. 151 will have a significant effect on our earnings or financial position.

In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment to APB Opinion 29". The provisions of this statement are effective for non monetary asset exchanges occurring in fiscal periods beginning after June 1, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS No. 153 will have a significant effect on our earnings or financial position.

Item 7. Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Kiwa Bio-Tech Products Group Corporation

We have audited the accompanying consolidated balance sheets of Kiwa Bio-Tech Products Group Corporation and Subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kiwa Bio-Tech Products Group Corporation and Subsidiary as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grobstein, Horwath & Company, LLP

Sherman Oaks, California
February 25, 2005

Consolidated Balance Sheets

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries

                           Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                     --------------------------------------------------------------------------
                                                                     2004                                 2003
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and cash equivalents                                                  $    17,049                         $    48,730
    Restricted cash                                                                     --                             300,000
    Accounts receivable                                                            963,403                              45,235
    Other receivable                                                               157,495                                  --
    Inventories                                                                     83,677                             135,201
    Due from related party                                                              --                              30,574
    Prepaid consulting fees                                                        131,600                                  --
    Other current assets                                                            26,340                             109,811
-------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                             1,379,564                             669,551
Property, Plant and Equipment:
    Buildings                                                                      986,965                           1,045,599
    Machinery and equipment                                                        218,250                             312,784
    Automobiles                                                                    101,321                              97,485
    Office equipment                                                                49,688                              11,640
    Computer software                                                                8,717                                  --
-------------------------------------------------------------------------------------------------------------------------------
                                                                                 1,364,941                           1,467,508
Less: accumulated depreciation                                                    (109,847)                            (35,468)
-------------------------------------------------------------------------------------------------------------------------------
Property plant and equipment - net                                               1,255,094                           1,432,040
Construction in progress                                                            32,595                              45,108
Intangible asset-net                                                               463,730                                  --
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $   3,130,983                       $   2,146,699
===============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
    Accounts payable and accrued expenses                                          577,653                             214,138
    Construction costs payable                                                     370,453                             523,498
    Short-term loans                                                                50,000                             283,930
    Due to related party                                                           112,105                                  --
    Convertible notes payable-unrelated party                                      312,104                                  --
    Convertible notes payable-related party                                             --                             100,000
    Current portion of unsecured loans payables                                         --                             120,821
    Current portion of bank notes payables                                          12,879                              12,477
-------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                        1,435,194                           1,254,864
Long-term liabilities, less current portion:
    Unsecured loans payable                                                      1,389,443                           1,063,226
    Bank notes payable                                                              26,853                              39,732
-------------------------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                      1,416,296                           1,102,958
Shareholders' equity (deficiency)
    Common stock -$0.001 par value
      Authorized  100,000,000  shares and 50,000,000
      shares at December 31, 2004 and 2003,  respectively
      Issued  and  outstanding  40,873,711  shares  and
      30,891,676 shares at December 31, 2004 and
      2003, respectively                                                            40,874                              30,892
    Preferred stock -$0.001 par value
      Authorized  20,000,000  shares  and nil  shares
      at     December 31, 2004 and 2003, respectively
      Issued   and    outstanding   nil   shares   at
      December 31, 2004 and 2003                                                        --                                  --
    Additional paid-in capital                                                   4,393,415                           1,184,108
    Accumulated deficit                                                         (4,154,796)                         (1,426,123)
-------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity (deficiency)                                            279,493                            (211,123)
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                   $   3,130,983                   $       2,146,699
===============================================================================================================================

Consolidated Statements of Operations

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries

                      Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------
                                                                Year Ended December 31,
                                                             2004                     2003
------------------------------------------------------------------------------------------------------
Net sales                                                   $      1,300,251           $       40,031
    Cost of sales                                                    641,236                   30,294
------------------------------------------------------------------------------------------------------
Gross profit                                                         659,015                    9,737
Operating expenses:
    Consulting and professional fees                                 448,442                  545,787
    Directors' compensation                                           77,398                  347,110
    General and administrative                                       598,492                  327,501
    Research and development                                          49,622                   63,434
    Depreciation and amortization                                     52,798                   18,585
    Reverse merger costs                                           1,417,434                   50,336
                                                  ----------------------------------------------------
Total costs and expenses                                           2,644,186                1,352,753
------------------------------------------------------------------------------------------------------
Operating loss                                                    (1,985,171)              (1,343,016)
------------------------------------------------------------------------------------------------------
Interest income (expense),net                                       (803,913)                 (12,223)
Other income                                                          60,411                       --
------------------------------------------------------------------------------------------------------
Net loss                                                    $     (2,728,673)          $   (1,355,239)
------------------------------------------------------------------------------------------------------
Net loss per common share
    -basic and diluted                                      $         (0.074)          $       (0.044)

Weighted average number of common shares
outstanding-basic and diluted                                     36,887,339               30,891,676
------------------------------------------------------------------------------------------------------

Consolidated Statement of Stockholders' Equity (Deficiency)

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries

           Consolidated Statement of Stockholders' Equity (Deficiency)

------------------------------------------------------------------------------------------------------------------------------------
                                                         Common Stock
                                                                                                                        Total
                                                                                  Additional      Accumulated   Stockholders' Equity
                                                        Shares       Amount    Paid-in Capital      Deficits        (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
 Balance, January 1, 2003                             12,356,670    $ 12,357       $   452,643   $    (70,884)           $  394,116
------------------------------------------------------------------------------------------------------------------------------------
Share issued to consultants  for services at $0.04
per share on December 31, 2003                        10,503,170      10,503           414,497             --               425,000
------------------------------------------------------------------------------------------------------------------------------------
Shares issued to directors as directors'
compensation at $0.04 per share on December 31,
2003                                                   8,031,836       8,032           316,968             --               325,000
------------------------------------------------------------------------------------------------------------------------------------
 Net loss for the year ended December 31, 2003                --          --                --     (1,355,239)           (1,355,239)
------------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2003                           30,891,676      30,892         1,184,108     (1,426,123)             (211,123)
------------------------------------------------------------------------------------------------------------------------------------
Shares retained by public shareholders in
March 2004 reverse merger transaction                  4,038,572       4,038            (4,038)            --                    --
------------------------------------------------------------------------------------------------------------------------------------
Issuance of warrants  valued at $0.54 per share on
March  30,  2004 in  conjunction  with  March 2004
reverse merger transaction                                    --          --           943,380             --               943,380
------------------------------------------------------------------------------------------------------------------------------------
Issuance  of stock  options  valued  at $0.57  per
share  on  March  30,   2004  to   consultant   in
conjunction   with   March 2004   reverse   merger
transaction                                                   --          --           171,000             --               171,000
------------------------------------------------------------------------------------------------------------------------------------
Beneficial  conversion feature of convertible note
payable funded on January 25, 2004                            --          --           500,000             --               500,000
------------------------------------------------------------------------------------------------------------------------------------
Beneficial  conversion feature of convertible note
payable funded on April 7, 2004                               --          --           200,000             --               200,000
------------------------------------------------------------------------------------------------------------------------------------
Restricted  shares  issued  to  a  consultant  for
services at $0.45 per share on May 24, 2004.              75,000          75            33,675             --                33,750
------------------------------------------------------------------------------------------------------------------------------------
Shares  issued  upon   conversion  of  convertible
notes payable at $0.25 per share on June 8, 2004       2,800,000       2,800           697,200             --               700,000
------------------------------------------------------------------------------------------------------------------------------------
Shares issued to China Agricultural  University in
conjunction   with  April  2004  Patent   Transfer
Agreement at $0.42 per share on July 19, 2004          1,000,000       1,000           419,000             --               420,000
------------------------------------------------------------------------------------------------------------------------------------
Shares issued to consultant  in  conjunction  with
July 2004 Standby Equity Distribution  transaction
at $0.001 per share on July 29, 2004                      26,567          27               (27)            --                    --
------------------------------------------------------------------------------------------------------------------------------------
Shares issued for  commitment  fee in  conjunction
with  July  2004   Standby   Equity   Distribution
transaction at $0.001 per share on July 29, 2004         704,039         704              (704)            --                    --
------------------------------------------------------------------------------------------------------------------------------------
Shares  issued to lawyer  for  legal  services  on
September,  19 at $0.014  per  share on  September
14, 2004                                                 892,857         893           124,107             --               125,000
------------------------------------------------------------------------------------------------------------------------------------
Issuance  of  warrants  on  September  23, 2004 in
conjunction with September 2004 convertible  notes
payable                                                       --          --            82,559             --                82,559
------------------------------------------------------------------------------------------------------------------------------------
Shares  issued  to  consultants  for  services  at
$0.10 per share on October 1, 2004                       415,000         415            41,085             --                41,500
------------------------------------------------------------------------------------------------------------------------------------
Issuance   of   restricted   common   stock  to  a
consultant  as final  compensation  at  $0.07  per
share on November 19, 2004                                30,000          30             2,070             --                 2,100
------------------------------------------------------------------------------------------------------------------------------------
 Net loss for the year ended December 31, 2004                --          --                --     (2,728,673)           (2,728,673)
------------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2004                           40,873,711    $ 40,874       $ 4,393,415   $ (4,154,796)           $  279,493
------------------------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Cash Flows

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended
                                                                                  December 31,
                                                              ------------------------------------------------------
                                                                         2004                      2003
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                               $       (2,728,673)      $       (1,355,239)
Adjustments to reconcile net loss
to net cash used in operating activities:
    Issuance of common stock for services                                         202,350                  425,000
    Issuance of common stock for director's compensation                               --                  325,000
    Issuance of securities for reverse merger costs                             1,114,380                       --
    Depreciation and amortization                                                  91,061                   35,163
    Amortization of detachable warrants                                            44,663                       --
    Amortization of beneficial conversion feature
    of convertible notes payable                                                  700,000                       --
    (Gain)/Loss on disposal of fixed assets                                       121,268                       --
    Changes in operating assets and liabilities:
    (Increase)decrease in :
        Accounts receivable                                                      (918,168)                 (45,235)
        Inventories                                                                51,524                 (128,906)
        Other receivable                                                         (157,495)                      --
        Prepaid consulting fees                                                  (131,600)                      --
        Other current assets                                                       83,471                  (77,584)
        Due from related party                                                     30,574                  (30,574)
    Increase(decrease)in:
        Accounts payable and accrued expenses                                     363,515                  169,276
        Due to related party                                                       12,105                  (26,902)
--------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                          (1,121,025)                (710,001)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchase of property and equipment                                           (159,234)                (925,170)
    Acquisition of intangible asset                                               (60,411)                      --
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (219,645)                (925,170)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Decrease (increase) in restricted cash                                        300,000                 (300,000)
    Proceeds from short-term loans                                                 50,000                  283,930
    Repayment of short-term loans                                                (283,930)                      --
    Proceeds from convertible notes payable                                     1,050,000                  100,000
    Proceeds from long-term borrowings                                            265,806                       --
    Repayment of long-term borrowings                                             (72,887)               1,077,914
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                       1,308,989                1,161,844
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
   Net increase(decrease)                                                         (31,681)                (473,327)
   Balance at beginning of year                                                    48,730                  522,057
--------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                 $           17,049       $           48,730
====================================================================================================================

Supplemental Disclosures of Cash flow Information:
Cash paid for interest                                                 $           57,966       $           12,223
Cash paid for taxes                                                                    --                       --
Non-cash investing and financing activities:
    Issuance of common stock for convertible notes payable                        700,000                       --
    Beneficial conversion feature of convertible notes payable                    700,000                       --
    Transfer from convertible notes due to related party                          100,000                       --
    Issuance of common stock in exchange for patent                               420,000                       --
    Issuance of detachable warrants in conjunction
        with issuance of convertible notes payable                                 82,559                       --
--------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

1. Background and Basis of Presentation

Organization - On March 12, 2004, pursuant to an Agreement and Plan of Merger dated as of March 11, 2004, by and among Tintic Gold Mining Company ("Tintic"), TTGM Acquisition Corporation, a Utah corporation and wholly-owned subsidiary of Tintic Gold Mining Company, and Kiwa Bio-Tech Products Group Ltd. ("Kiwa Bio-Tech"), a British Virgin Islands international business company, TTGM Acquisition Corporation merged with and into Kiwa Bio-Tech. Each share of Kiwa Bio-Tech common stock was converted into 1.5445839 shares of Tintic Gold Mining Company Common Stock, with Kiwa Bio-Tech surviving as Tintic Gold Mining Company's wholly-owned subsidiary. The merger resulted in a change of control of Tintic Gold Mining Company, with former Kiwa Bio-Tech stockholders owning approximately 89% of Tintic Gold Mining Company on a fully diluted basis. Subsequent to the merger, Tintic Gold Mining Company changed its name to Kiwa Bio-Tech Products Group Corporation (the "Company"). On July 22, 2004, we completed our reincorporation in the State of Delaware. The Company accounted for this transaction as a reverse merger.

In 2002, Kiwa Bio-Tech chartered Kiwa Bio-Tech Products (Shandong) Co. Ltd. ("Kiwa-SD"), a wholly-owned subsidiary organized under the laws of China, as its offshore manufacturing base to capitalize on low cost, high quality manufacturing advantages available in China. In October 2003, Kiwa-SD completed Phase I construction of its state-of-the-art manufacturing facility. In November 2003, Kiwa-SD began shipping its first commercial product, a bio-fertilizer, to the agricultural market in China. We are currently working on existing product improvement and new product development while we continue our three-phase facility build-up.

Business - The Company intends to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for the agricultural, natural resources and environmental protection markets, primarily in China. The Company intends to improve existing products and to develop new products. Activities to date have included conducting research and development, acquiring and developing intellectual property, raising capital, development of a manufacturing facility, identification of strategic acquisitions and execution of sales in selected major agricultural markets in China. The Company's first product, a photosynthesis biological catalyst, was introduced in the Chinese agricultural market in November 2003. The Company has completed the development stage in fourth quarter of 2004 as the Company generated substantial revenue from planned principal operations.

Basis of Presentation - The consolidated financial statements include the operations of Kiwa Bio-Tech Products Group Corporation and its wholly-owned subsidiaries, and are presented in accordance with generally accepted accounting principles in the United States. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Country Risk - As the Company's principal operations are conducted in China, the Company is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in China. The Company's results of operations may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all of the Company's transactions undertaken in China are denominated in RMB, which must be converted into other currencies before remittance out of China may be considered. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the Chinese government.

Credit Risk - The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when amounts are not considered fully collectable. According to the Company's credit policy, the Company provides 100% bad debt provision for the amounts outstanding over 365 days, which management believes is consistent with industry practice in the China region. Based on industry practice and the credit history of the customers, the management of the Company believes the accounts receivable balance as of December 31, 2004 will be fully collected.

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $2,728,673 and $1,355,239 during the fiscal year ended December 31, 2004 and 2003, respectively, and our current liabilities exceeded our current assets by $55,630 and $585,313 at December 31, 2004 and 2003, respectively. These factors create substantial doubt about our ability to continue as a going concern.

Company management continues to evaluate the Company's cash needs and the availability of debt and equity financing to fund the Company's operations.

As a result of the aforementioned conditions, the Company's registered independent public accountants, in their independent auditors' reports on the consolidated financial statements as of and for the year ended December 31, 2004 and 2003, have included an explanatory paragraph in their opinion indicating that there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition - The Company recognizes sales in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended by SAB No. 104, "Revenue Recognition". Sales represent the invoiced value of goods, net of value added tax ("VAT"), supplied to customers, and are recognized upon delivery of goods and passage of title.

All of the Company's sales made in China are subject to the Chinese value-added tax at rates ranging from 13% to 17% ("output VAT"). Such output VAT is payable after offsetting VAT paid by the Company on purchases ("input VAT").

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants and convertible debt) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of December 31, 2004, potentially dilutive securities aggregated 4,847,000 shares of common stock. The loss per common share calculation for the year ended December 31, 2003 reflects the retroactive restatement of the stockholders' equity (deficiency) section of the balance sheet to reflect the March 2004 recapitalization of Kiwa Bio-Tech.

The Company effected a 4-for-1 split of its outstanding shares of common stock effective March 29, 2004, in conjunction with the reverse merger transaction with Kiwa Bio-Tech as described above. Unless otherwise indicated, all share and per share amounts presented herein have been adjusted to reflect the stock split.

Advertising - The Company charges all advertising costs to expense as incurred. Advertising expenses for the years ended December 31, 2004 and 2003 were $17,416 and $4,788, respectively.

Research and development - Research and development costs are charged to expense as incurred.

Cash and Cash Equivalents - Highly liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Financial Instruments and Fair Value - The Company accounts for financial instruments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133: "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recognized in the consolidated financial statements and maintained at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position or its results of operations because the Company does not currently hold any derivative financial instruments and does not engage in hedging activities. The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, other receivables, deposits and prepayments, short-term borrowings, accounts payable, other payables and accruals approximate their fair values because of the short maturity of those instruments. The Company estimates that the carrying value of its long-term debt also approximates its fair value based on financing currently available from government sponsored programs and other lenders.

Inventories - Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there is no obsolete inventory.

Property, Plant and Equipment - Property, Plant and Equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets after taking into account the estimated residual value. The estimated useful lives are as follows:

  Buildings                              20-35 years
  Machinery and equipments                4-12 years
  Automobiles                                8 years
  Office equipment                           5 years
  Computer software                          3 years

Construction in progress represents land costs as well as factory and office buildings under construction. The Company capitalizes interest during the construction phase of qualifying assets in accordance with SFAS No. 34, "Capitalization of Interest Cost." No interest was capitalized during 2004 and 2003 as the construction in progress was minimal.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The Company has determined that there was no impairment of long-lived assets at December 31, 2004.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income taxes are provided using the liability method and is recognized for all significant temporary differences between the income tax and financial statement bases of assets and liabilities. There were no material deferred tax assets or liabilities as of December 31, 2004 and 2003.

Operating Leases - Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

Foreign Currency Translation - The functional currency of the Company is the RMB. Transactions denominated in foreign currencies are translated into RMB at the unified exchange rates quoted by the People's Bank of China, prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable unified exchange rates prevailing at the balance sheet date.

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

Comprehensive Income (Loss) - The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The Company did not have any minimum pension liabilities, foreign currency translation income or loss or unrealized gains or losses on marketable securities at December 31, 2004.

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

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans.

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in financial statements the pro forma effect on net income (loss) and net income
(loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has elected to continue to account for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

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

The Company did not issue any stock options to its officers or management during the fiscal years ended December 31, 2004 and 2003.

Reclassification from prior year audited financial statements - Certain prior year comparative figures have been reclassified to conform with the current year presentation.

2. Recent Accounting Pronouncements

In September 2004, Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-08 ("EITF 04-08"), "The Effect of Contingently Convertible Debt on Diluted Earnings per Share". Under current interpretations of FASB No. 128, "Earnings per Share", issuers of contingently convertible debt instruments ("Co-Cos") generally exclude the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the underlying common stock achieves a specified price target, or other contingency is met. EITF 04-08 requires that Co-Cos should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. We do not anticipate that the adoption of EITF 04-08 will have a significant effect on our earnings or financial position.

On October 13, 2004, the FASB issued the SFAS No. 123R, "Share-Based Payment", which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. We could adopt the new standard in one of two ways -- the modified prospective transition method or the modified retrospective transition method. We will adopt SFAS No. 123R in our fourth quarter of fiscal 2005 and are currently evaluating the effect that the adoption of SFAS No. 123R will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", an amendment of ARB No. 43, Chapter 4, which would be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We do not anticipate that the adoption of the SFAS No. 151 will have a significant effect on our earnings or financial position.

In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment to APB Opinion 29". The provisions of this statement are effective for non monetary asset exchanges occurring in fiscal periods beginning after June 1, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS No. 153 will have a significant effect on our earnings or financial position.

3. Inventories

Inventories consisted of the following at December 31, 2004 and 2003:

------------------------------------ ---------------------------------- ---------------------------------
                                             December 31, 2004                 December 31, 2003
------------------------------------ ---------------------------------- ---------------------------------
Raw materials                                                 $ 36,248                          $ 23,497
Work in progress                                                32,295                           111,390
Finished goods                                                  15,134                               314
------------------------------------ ---------------------------------- ---------------------------------
Total                                                         $ 83,677                          $135,201

4. Other receivable

The other receivable consists of an obligation to repay an advance of $157,495 made to an unrelated U.S. incorporated entity, Kiwa Bio-Tech Products, Inc. ("KBPI"), for payment of merger costs in March 2004. The Company has reached a repayment schedule with KBPI, under which KBPI was to initially fully repay the amount by March 2005. The repayment schedule was subsequently extended and KBPI is to fully repay the amount by September 2005.

5. Prepaid consulting fees

As of December 31, 2004, the prepaid consulting fees mainly consisted of $63,750 prepaid to KBPI for one-year of marketing service. According to the marketing service agreement, KBPI will be entitled to receive a royalty of 8% of the gross profits derived from the products or services sold by the Company which are referred by KBPI.

Other consulting fees included $45,000 prepaid to a consultant for public relation services and sourcing of equity and debt financing for the Company over one-year consulting period. The Company prepaid $6,850 to another consultant for public relation services over six months. In addition, $16,000 in 2004 was prepaid to a placement agent of the Company to raise bridge financing. No consulting fees were paid in 2003.

6. Property Plant and Equipment

The total gross amount of property, plant and equipment was $1,364,941 and $1,467,508, respectively, as of December 31, 2004 and 2003. The decrease is mainly due to an adjustment to reflect the actual costs of property, plant and equipment rather than the previously estimated cost provided by project constructors. The adjustment of costs is based on the final project invoice and certified by an independent accountant, the project constructor and the Company in the fourth quarter of 2004. It resulted in a decrease of $130,523.

Depreciation expense was approximately $74,379 and $35,163 for the years ended December 31, 2004 and 2003, respectively.

7. Intangible asset

The Company's intangible asset as of December 31, 2004 consisted of the following:

---------- ---------------------- ---------------- --------------- -----------------
                 Expected         Gross            Accumulated     Intangible
           Amortization Period    Carrying Value   Amortization    asset, Net
---------- ---------------------- ---------------- --------------- -----------------
 Patent          8.5 years           $480,411         $16,681          $463,730

The following table presents future expected amortization expense related to the patent:

                                                  Amount
                                                  ------
           2005                                   $  57,074
           2006                                      57,074
           2007                                      57,074
           2008                                      57,074
           2009                                      57,074
           Thereafter                               178,360
                                                  ---------
                                                  $ 463,730
                                                  =========

8. Related Party Transactions with China Star Investment Group

China Star Investment Group ("China Star") is a company which is 10% owned by a major stockholder of the Company. The balance due to China Star at December, 31, 2004 of $112,105 was primarily related to a loan from China Star and operating expenses that China Star paid on behalf of the Company.

In October 2003, the Company obtained a $100,000 loan from China Star. The loan was scheduled to mature on October 20, 2004, and bears interest at 12% per annum, payable at maturity. As part of the loan terms, China Star had the right to convert the loan into shares of the Company's common stock at $0.25 per share at any time prior to the maturity date, subject to the Company completing a reverse merger transaction in the United States, which was accomplished in March 2004. China Star has waived this conversion right. The final maturity date has been subsequently extended to August 31, 2005.

The balance due from China Star at December 31, 2003 of $30,574 relate to unsecured, non-interest bearing cash advances that are due on demand.

9. Construction Costs Payable

As of December 31, 2004, construction costs payable represents remaining amounts to be paid for the Phase I construction project based on the independent accountant's certification discussed in Note 6. Construction costs payable will be fully repaid in 2005. As of December 31, 2003, construction costs payable represents the estimated cost provided by the construction contractor. The amount was adjusted upon completion of the project.

10. Short-term Loans

As of December 31, 2004, short term loans consisted of loans of $50,000 from Greater China Securities Inc. The loans were unsecured, non-interest bearing and were repaid in February 2005.

As of December 31, 2003, short-term loans consisted of RMB bank loans secured by a US dollar deposit of $300,000, maturing on various dates through June 2004, with interest rates ranging from 5.04% to 6.90% per annum.

11. Convertible notes payable

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

The fair value of the beneficial conversion feature of this convertible loan was determined to be $500,000, based on a formula that takes the lower of outstanding loan principal and the difference between the $0.25 conversion price and the fair market value of the Company's common stock of $0.60 per share. The fair value of $500,000 was recorded as a reduction to convertible notes payable and charged to operations as interest expense from January 25, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $281,250 before the conversion date. The unamortized deferred interest expense of $218,750 as of the conversion date was charged to operations.

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

The fair value of the beneficial conversion feature of this convertible loan was determined to be $200,000, based on a formula that takes the lower of outstanding loan principal and the difference between the $0.25 conversion price and the fair market value of the Company's common stock of $0.60 per share. The fair value of $200,000 was recorded as a reduction to convertible notes payable and charged to operations as interest expense from April 7, 2004 through the conversion date (June 8, 2004), which resulted in a charge to operations of $133,333 before the conversion date. The unamortized deferred interest expense of $66,667 as of the conversion date was charged to operations.

On September 23, 2004, the Company entered into a convertible loan agreement for $350,000 with interest at 10% per annum, and issued 1,050,000 detachable warrants. The loan was initially due on March 23, 2005, but the final maturity date was subsequently extended by agreement to April 21, 2005. The lender is an unrelated party located in the United States. Each warrant entitles the holder to subscribe for one share of common stock of the Company at an exercise price of $0.20 per share through September 23, 2007. None of the detachable warrants were exercised in the fiscal year ended December 31, 2004. The intrinsic value of the detachable warrants was determined to be $82,559, calculated pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27. This intrinsic value has been recorded as a reduction to the convertible loan and has been credited to additional paid-in capital, and is being amortized on the straight-line basis over the term of the loan with the amounts amortized being recognized as interest expense. Any unamortized discount remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. In addition, the Company's Chief Executive Officer, Mr. Li Wei, also executed a guarantee of repayment of the loan which is secured by shares of the Company's common stock that he owns.

In connection with the September 23, 2004 convertible loan agreement, the Company recorded deferred debt issuance costs of $32,000, consisting of the direct costs incurred for the issuance of the convertible loan. Debt issuance costs are being amortized on the straight-line method over the term of the convertible loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place.

12. Unsecured loans payable

Unsecured loans payable (including current portion) consisted of the following at December 31:

---------------------------------------------------------------- ------------- ----------------------------- -----------------------
                                                                    Notes               2004                          2003
---------------------------------------------------------------- ------------- ----------------------------- -----------------------
Unsecured loan payable to Zoucheng Municipal                        (i)
Government,  non-interest bearing, becoming due within
three years from Kiwa-SD's first  profitable year on a
formula  basis,  interest  has not been imputed due to
the undeterminable repayment date                                                             $1,087,390                 $1,063,226
---------------------------------------------------------------- ------------- ----------------------------- -----------------------
Unsecured loan payable to Zoucheng Science & Technology             (ii)
Bureau, non-interest bearing, 50% of the loan was repaid in
2004 and other 50% was written off as other income at the end
of 2004                                                                                               --                    120,821
---------------------------------------------------------------- ------------- ----------------------------- -----------------------
Unsecured loan payable to Zoucheng Science & Technology             (iii)
Bureau, non-interest bearing, it is due in Kiwa-SD's first
profitable year, interest has not been imputed due to the
undeterminable repayment date                                                                    302,053                         --
---------------------------------------------------------------- ------------- ----------------------------- -----------------------
Total                                                                                         $1,389,443                 $1,184,047
---------------------------------------------------------------- ------------- ----------------------------- -----------------------

Notes:

(i.) The unsecured loan payable consists of amounts borrowed under a project agreement with Zoucheng Municipal Government, whereby the Company is allowed to borrow up to $1.2 million. The loan is non-interest bearing, becoming due within three years from Kiwa-SD's first profitable year on a formula basis. Interest has not been imputed due to the undeterminable repayment date.

        According to the project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of $58,696 per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2004, the Company invested approximately $1.4 million for the project. Management believes that neither the Company nor management will be liable for compensation or penalty if such commitment is not fulfilled.

(ii.) The amount represents an unsecured non-interest bearing loan payable to Zoucheng Science & Technology Bureau. 50% of the loan was repaid in 2004 and other 50% was waived and recorded as other income at the end of 2004.

(iii.) The amount was borrowed from Zoucheng Science & Technology Bureau in 2004. It is non-interest bearing, unsecured and due in Kiwa-SD's first profitable year. Interest has not been imputed due to the undeterminable repayment date.

The Company qualifies for non-interest bearing loans under a government sponsored program to encourage economic development in certain industries and locations. To qualify for the favorable loan terms, a company must meet the following criteria: (1) be a technology company with innovative technology or product (as determined by the Science Bureau of the central government); (2) operate in specific industries, such as agriculture, environmental, education, and others, which the government has determined are important to encourage development; and (3) be located in undeveloped areas such as Zoucheng, Shandong Province where the manufacturing facility of the Company is located.

13. Bank notes payable

Bank notes payable (including current portion) consisted of the following at December 31 of the years indicated:

----------------------------------------------------------------------- -------------------------- ----------------------
                                                                                  2004                     2003
----------------------------------------------------------------------- -------------------------- ----------------------
Note payable to a bank, payable in monthly installments of
$735 secured by an automobile, bearing an interest rate of 5.32% per
annum, maturing in October 2007.                                                          $23,159                $30,536
----------------------------------------------------------------------- -------------------------- ----------------------
Note payable to a bank, payable in quarterly installments of principle equal to $1,275, secured by an automobile, bearing an
interest rate of 5.02% per annum, maturing in March 2008.                                  16,573                 21,673
                                                                                           ------                 ------
----------------------------------------------------------------------- -------------------------- ----------------------
Total                                                                                     $39,732                $52,209
                                                                                          =======                =======
----------------------------------------------------------------------- -------------------------- ----------------------

Maturities of notes payable as of December 31, 2004 are as follows:

------------------------------ --------------------------------------------------------
        Years Ending                                   Amount
         December 31
------------------------------ --------------------------------------------------------
            2005                                                               $12,879
            2006                                                                13,303
            2007                                                                12,276
            2008                                                                 1,274
------------------------------ --------------------------------------------------------
            Total                                                              $39,732
                               ========================================================

14. Equity-Based Transactions

(a)      Authorized share capital

On June 3, 2004, a majority of the Company's stockholders approved an amendment to the Company's Second Restated and Amended Articles of Incorporation to (a) increase from 50,000,000 to 100,000,000 the authorized number of shares of the Company's common stock and (b) authorize 20,000,000 shares of preferred stock (the rights, preferences, privileges and restrictions to be determined by the Board of Directors). The amendment was effective on July 16, 2004.

(b)      Issued and outstanding share capital

From January 1, 2003 to December 31, 2004, the Company has engaged in the following equity-based transactions:

On December 31, 2003, the Company issued 18,535,006 shares of common stock in exchange for consulting services provided by various consultants and directors of the Company.

In conjunction with the March 2004 reverse merger transaction (see under "Organization" in Note 1), the Company entered into the following equity-based transactions:

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

d. Effective March 11, 2004, the Company issued a warrant to its financial advisor to purchase 1,747,000 shares of common stock exercisable at $0.20 per share for six years. The fair value of this warrant was determined to be approximately $0.54 per share pursuant to the Black-Scholes option-pricing model. The aggregate fair value of such warrant of $943,380 was charged to operations as reverse merger costs during the year ended December 31, 2004.

e. Effective March 30, 2004, the Company issued a stock option to a consultant to purchase 300,000 shares of common stock exercisable at $0.20 per share for ten years. The fair value of this option was determined to be approximately
$0.57 per share pursuant to the Black-Scholes option pricing model. The aggregate fair value of such option of $171,000 was charged to operations as reverse merger costs during the year ended December 31, 2004.

On April 12, 2004, the Company entered into an agreement with China Agricultural University to acquire patent no. ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing", which was originally granted by the PRC Patent Bureau on July 12, 1996. The purchase consideration was $480,411, of which $30,205 was paid at signing of the agreement and an additional $30,205 was paid in December 2004. In addition, the Company issued 1,000,000 shares of common stock valued at $0.42 per share based on its fair market value on July 19, 2004 (aggregate value $420,000), the date when the application for the patent right holder alternation registration was approved.

On May 24, 2004, the Company entered into a contract with Cinapsys Inc. to provide investor relations services. The engagement is for a period of twelve months and provides for a monthly retainer of $4,000 and the issuance of 75,000 shares of common stock. The Company recorded a prepaid expense of $33,750 based on the closing price of its common stock on the effective date of the agreement and is amortizing such amount to operations over the 12 month contract period. On September 27, 2004, the Company terminated the engagement letter with Cinapsys Inc. according to the termination clause and the Board of Directors authorized the issuance of the above 75,000 common shares to Cinapsys Inc. Accordingly, the prepaid expense was written off in 2004.

On  July 6,  2004,  the  Company  entered  into a  Standby  Equity  Distribution
Agreement with Cornell Capital Partners, LP ("Cornell Capital"). Under the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically issue and sell to Cornell Capital common stock for a total purchase price of up to $10,000,000, subject to further limitations noted in the next paragraph. The purchase price for the shares is equal to 99% of the market price, which is defined in the Standby Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. Cornell Capital received a one-time commitment fee of 704,039 shares of the Company's common stock following execution of the Agreement on July 29, 2004, which was treated as a reduction of the proceeds. Cornell Capital will be paid a fee equal to 4% of each advance, to be retained from each advance. As a result, our proceeds from the sale of shares under the Standby Equity Distribution Agreement will be equal to 95% of the market price, calculated as described above. In connection with the Standby Equity Distribution Agreement, the Company also entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. On July 29, 2004, the Company paid Newbridge Securities Corporation a one-time placement agent fee of 26,567 shares of common stock with a value of approximately $10,000 based on the volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the date of the Placement Agent Agreement which was treated as a reduction of the proceeds. The Company registered the shares of common stock issuable under the Standby Equity Distribution Agreement for resale by Cornell Capital pursuant to Registration Statement on Form SB-2 (No. 333-117868), which was declared effective by the Securities and Exchange Commission in December 2004.

The amount of stock the Company may sell under the Standby Equity Distribution Agreement at one time is subject to a maximum advance amount of $500,000, with no cash advance occurring within seven trading days of a prior advance, and the Company may not request cash advances if the shares to be issued in connection with an advance would result in Cornell Capital owning more than 9.9% of the Company's outstanding common stock. Based on the Company's current outstanding shares of 40,873,711, it could not issue shares under the Standby Equity Distribution Agreement if it would result in Cornell Capital owning more than 4,491,118 shares. Assuming a price of $0.02 per share, the closing price of the Company's common stock on March 22, 2005, and the issuance of 4,491,118 shares under the Standby Equity Distribution Agreement would result in proceeds to the Company of approximately $85,331 after taking into account fees and discounts..

On September 14, 2004, the Company issued 892,857 shares of common stock to Stubbs Alderton and Markiles, LLP, with an aggregate value of $125,000, as payment for legal fees incurred during 2004.

On October 1, 2004, the Company entered a Consulting Agreement with Amy L.Yi to provide investor relations services. The engagement is for a period of six months and provides for the issuance of 200,000 shares of common stock. The Company recorded a prepaid expense of $20,000 based on the closing price of its common stock on the effective date of the agreement and is amortizing such amount to operations over the six month contract period.

On October 1, 2004, the Company entered a Consulting Agreement with Robert Sullivan to provide investor relations services. The engagement is for a period of three months and provides for the issuance of 165,000 shares of common stock. The Company recorded a prepaid expense of $16,500 based on the closing price of its common stock on the effective date of the agreement and is amortizing such amount to operations over the three month contract period.

On October 1, 2004, the Company entered a Consulting Agreement with Barry R. Clark to provide investor relations services. The engagement is for a period of four months and provides for the issuance of 200,000 shares of common stock. The Company recorded a prepaid expense of $20,000 based on the closing price of its common stock on the effective date of the agreement and is amortizing such amount to operations over the four month contract period. After one month service, the Company terminated the engagement with Barry R. Clark according to the termination clause and the Board of Directors authorized the cancellation of 150,000 S-8 stock certificates issued to Barry R. Clark and the issuance of 30,000 shares of restricted stock to Barry R. Clark as final compensation, which has been recognized as consulting expenses as of December 31, 2004.

(c) Option

On June 3, 2004, a majority of the Company's stockholders approved the adoption of the Company's 2004 Stock Incentive Plan (the "Plan"). The plan reserved 1,047,907 shares of the Company's common stock for the issuance of stock options and stock purchase rights under the Plan, of which not more than 350,000 shares may be granted to any participant in any fiscal year.

The options of the Plan will expire ten years from the date of grant. The options which are not issued to an officer, a director or a consultant, will become exercisable at least as rapidly as 20% per year over the five-year period commencing on the date of grant. As of December 31, 2004 and 2003, no stock options or stock purchase rights had been granted under the Plan.

15. Major Customers and Suppliers

Three customers accounted for 46.1%, 26.3% and 18.5% of our net sales for the fiscal year ended December 31, 2004. No other single customer accounted for more than 10% of our revenues. The revenue from Chinese and South-East Asian customers accounted for 53.9% and 46.1% respectively. We generated revenue from sales of $40,031 to two customers in the fourth quarter of the fiscal year ended December 31, 2003.

Three suppliers accounted for 49.2%, 27.6%, and 4.1% of our net purchases for the fiscal year ended December 31, 2004. The raw materials used in our products are available from a variety of alternative sources.

16. Taxation

In accordance with the relevant tax laws in China, Kiwa-SD would normally be subject to a corporate income tax rate of 30% on its taxable income. However, in accordance with the relevant tax laws in China, Kiwa-SD is exempt from corporate income taxes for its first two profit making years and is entitled to a 50% tax reduction for the succeeding three years. Kiwa-SD has not provided for any corporate income taxes since it had no taxable income for the years ended December 31, 2004 and 2003.

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa Bio-Tech Products Group Ltd., as an International Business Company, is exempt from income taxes.

As of December 31, 2004 and 2003, the Company has no material deferred tax assets or deferred tax liabilities.

A reconciliation of the provision for income taxes determined at the statutory average state and local income taxes to the Company's effective income tax rate is as follows:

------------------------------------ ---------------------------------- ---------------------------------
                                                   2004                               2003
------------------------------------ ---------------------------------- ---------------------------------
Statutory income tax                                             33%                               33%
Impact of effective tax exemption                               (33%)                             (33%)
                                     ---------------------------------- ---------------------------------
------------------------------------ ---------------------------------- ---------------------------------
Effective rate                                                     --                               --

17. Lease Commitments

The Company has the following material contractual obligations:

Operating lease commitments - The Company leases an office in Beijing under an operating lease expiring in April 2005 with an aggregate monthly lease payment of approximately $2,882. Rent expense under the operating lease for the year ended December 31, 2004 and 2003 was $31,703 and $27,570, respectively. At December 31, 2004, the Company's future minimum lease payments required under the operating lease are $11,528 for the year ending April 2005.

The Company leases an office in the United States under a commercial lease agreement with China Star expiring in June 2005 with an aggregate monthly lease payment of approximately $2,560. Pursuant to agreement, rent expenses for the year ended December 31, 2004 was $21,904. At December 31, 2004, the remaining minimum lease payments amounted to $12,800.

18. Retirement Plan

As stipulated by the regulations of the Chinese government, Kiwa-SD has defined contribution retirement plans for their employees. The Chinese government is responsible for the pension liability to these retired employees. The Company was required to make specified contributions to the state-sponsored retirement plan at 20% of the basic salary cost of their staff. Each of the employees of the PRC subsidiaries is required to contribute 8% of his/her basic salary. For the year ended December 31, 2004 and 2003, contributions made by the Company were approximately $26,146 and $19,005, respectively.

19. Subsequent Events

On January 4, 2005, as amended by letter agreements dated March 21, 2005 and April 5, 2005, the Company completed a loan transaction pursuant to which the Company received an advance of $400,000 (before deduction of expenses and fees) from Cornell Capital in exchange for the issuance by the Company of a promissory note in the original principal amount of $400,000 (the "Note"). The Note bears interest at a rate of 10% per annum and has a term of 290 days. The Company's obligations under the Note may be paid from, among other funds, the proceeds the Company receives pursuant to the Standby Equity Distribution Agreement entered into with Cornell Capital on July 6, 2004, described at Note 14. Pursuant to the terms of the Note, the Company deposited in escrow 39 requests for advances under the Standby Equity Distribution Agreement in the amount of $10,000 each and one request in the amount of $29,589, as well as sufficient shares of the Company's Common Stock registered pursuant to the Company's Registration Statement No. 333-117868 to cover the advances. An attorney will serve as escrow agent in connection with the advance notices and shares to be deposited in escrow pursuant to the Note. Unless the Note is repaid by the Company, the escrow agent will release such requests for advances to Cornell Capital every seven days commencing on January 10, 2005 and Cornell Capital may then, at its discretion, apply the proceeds from the advance to the outstanding balance on the Note. In addition, the Note contains customary events of default and permits Cornell Capital to accelerate the maturity of the full principal amount together with interest and other amounts owing upon the occurrence of such events of default.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We plan to evaluate the level of our internal controls, identify certain possible matters involving internal control deficiencies and adopt remedial measures according to the COSO framework in 2005 with the assistance of a professional internal control consultant. We believe we can meet the requirements as defined in Section 404 of Sarbanes-Oxley Act of 2002 by the end of 2006.

Item 8B. Other Information

Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Information regarding our directors, executive officers, promoters and control persons, and regarding our compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the information included in our definitive proxy statement for use in connection with our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2004 fiscal year.

Item 10. Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the information included in our 2005 proxy statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the information included in our 2005 proxy statement.

Item 12. Certain Relationships and Related Transactions

Information   regarding  certain   relationships  and  related  transactions  is
incorporated herein by reference to the information included in our 2005 proxy statement.

Item 13. Exhibits

Exhibits

These exhibits are numbered in accordance with the Exhibit Table of item 601 of Regulation S-K.

 Exhibit                              Description                             Incorporated by Reference in        Exhibit No. in
   No.                                                                                  Document                   Incorporated
                                                                                                                     Document
2.1            Agreement and Plan of Merger, dated March 11, 2004, by     Form 8-K filed on March 29, 2004      2.1
               and  among  Tintic  Gold  Mining Company, TTGM
               Acquisition Corporation, and Kiwa
               Bio-Tech Products Group Ltd.
2.2            Agreement and Plan of Merger, dated July 22, 2004,         Form 8-K filed on July 23, 2004       2.1
               between Kiwa Bio-Tech Products Group Corporation, a Utah
               corporation, and Kiwa Bio-Tech Products Group
               Corporation.
3.1            Certificate  of  Incorporation,  effective as of July 21,  Form 8-K filed on July 23 2004        3.1
               2004.
3.2            Bylaws, effective as of July 22, 2004.                     Form 8-K filed on July 23, 2004       3.2
10.1           Standby Equity Distribution Agreement, dated July 6,       Form SB-2 filed August 2, 2004        10.1
               2004, between Cornell Capital Partners, LP and Kiwa
               Bio-Tech Products Group Corporation.
10.2           Placement Agent Agreement, dated July 6, 2004, between     Form SB-2 filed August 2, 2004        10.2
               Newbridge Securities Corporation and Kiwa Bio-Tech
               Products Group Corporation.
10.3           Registration Rights Agreement, dated July 6, 2004,         Form SB-2 filed August 2, 2004        10.3
               between Cornell Capital Partners, LP and Kiwa Bio-Tech
               Products Group Corporation.
10.4           Warrant Purchase Agreement, dated March 12, 2004,          Form 10-QSB filed May 20, 2004        10.1
               issued to Westpark Capital, Inc.
10.5           Convertible Loan Agreement, dated January 25, 2004         Form 10-QSB filed May 20, 2004        10.2
               between Kiwa Bio-tech Products Group Ltd. and Kao Ming
               Investment Company
10.6           Convertible  Loan Agreement dated March 12, 2004 for       Form 10-QSB filed August 20, 2004     10.1
               $200,000  between Kiwa Bio-Tech  Products Group
               Corporation and Jzu Hsiang Trading Co., Ltd.
10.7           Engagement  agreement between Kiwa Bio-Tech Products       Form 10-QSB filed August 20, 2004     10.3
               Group Corporation and Cinapsys Inc. dated May 24, 2004
10.8           Patent Transfer Agreement dated April 12, 2004, between    Form SB-2/A filed October 8, 2004     10.5
               Kiwa Bio-Tech Products (Shandong) Co., Ltd. and China
               Agricultural University.
10.9           Patent Transfer Contract, dated April 12, 2004,  between   Form SB-2/A filed November 23, 2004   10.5
               Kiwa Bio-Tech Products Group Corporation and China
               Agricultural University
10.10          Contract of Project of Venture Capital of Zoucheng         Form SB-2/A filed October 8, 2004     10.6
               Science & Technology Plan (Contract No.: 2004) among
               KIWA Bio-Tech Products (Shandong)  Company,  Science &
               Technology Bureau and Zoucheng Branch of China Commercial
               Bank of ICBC dated April 2004.
10.11          Contract of Project of Venture Capital of Zoucheng         Form SB-2/A filed October 8, 2004     10.7
               Science & Technology Plan (Contract  No. 2002) among
               KIWA Bio-Tech Products (Shandong)  Company, Zoucheng
               Science & Technology Bureau and Zoucheng Branch of China
               Commercial Bank of ICBC. dated November 2002.

10.12          Contract of Project of Venture Capital of Zoucheng         Form SB-2/A filed November 23, 2004   10.7
               Science & Technology Plan (Contract  No. 2002) among
               KIWA Bio-Tech Products Group Limited, Zoucheng Municipal
               People's Government
               Bureau and Zoucheng Branch of China Commercial Bank of
               ICBC dated May 26, 2002.
10.13          PBC Project Investment Agreement between KIWA Bio-Tech
               Products Group Limited and Zoucheng Municipal Government
               dated June 25, 2002
10.14          Employment   Agreement  dated  March  18,  2003            Form SB-2/A filed November 23, 2004   10.13
               between  Kiwa Bio-Tech Products Group and Lian jun Luo
10.15          Employment   Agreement  dated  March  18,  2003            Form SB-2/A filed November 23, 2004   10.14
               between  Kiwa Bio-Tech Products Group and Bin Qu
               Convertible Loan Agreement dated October 20, 2003          Form SB-2/A filed October 8, 2004     10.8
10.16          between China Star Investment Group and Kiwa Bio-Tech
               Products Group Ltd., as amended by letter agreement
               dated August 1, 2004
10.17          Loan Agreement dated July 26, 2004 between China Star      Form SB-2/A filed November 23, 2004   10.15
               Investment Group and Kiwa Bio-Tech Products Group
               Corporation
10.18          Commercial Lease Agreement dated April 1, 2004 between     Form SB-2/A filed October 8, 2004     10.10
               Kiwa Bio-Tech Products Group Corporation and China Star
               Investment Company.
10.19          Convertible Note Agreement dated September 23, 2004        Form 10-QSB filed November 15, 2004   10.4
               among Kiwa Bio-Tech Products Group Corporation and Young
               San Kim and Song N. Bang
10.20          Amendment, dated April 7, 2005, to Convertible Note
               Agreement dated September 23, 2004 among Kiwa Bio-Tech
               Products Group Corporation and Young San Kim and Song N.
               Bang
10.21          Common Stock Warrant dated September 23, 2004,  issued     Form 10-QSB filed November 15, 2004   10.5
               by Kiwa Bio-Tech Products Group Corporation to Young San
               Kim
10.22          Common Stock Warrant dated September 23, 2004, issued by   10-QSB filed November 15, 2004        10.6
               Kiwa Bio-Tech Products Group Corporation to Song N. Bang
10.23          Promissory Note of Kiwa Bio-Tech Products Group
               Corporation, principal amount $400,000, issued to
               Cornell Capital Partners, LP on January 4, 2005, as
               amended by letter agreements dated March 21, 2005 and
               April 5, 2005.
31.2           Certification of Principal Financial Officer pursuant to
               Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
               of 1934
32.1           Certifications of Principal Executive Officer, pursuant
               to 18 U.S.C. 1350, as adopted pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002
32.2           Certifications of Principal Financial Officer, pursuant
               to 18 U.S.C. 1350, as adopted pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002

Item 14. Principal Accounting Fees and Services.

Information regarding principal accounting fees and services and is incorporated herein by reference to the information included in our 2005 proxy statement.

                                   SIGNATURES

                    KIWA BIO-TECH PRODUCTS GROUP CORPORATION
                                  (Registrant)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2005.

/S/ LI WEI

---------------------------
Wei Li
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 13, 2005.

/S/ LIAN JUN LUO           April 13, 2005       Chief Financial Officer and
                                                Director
-----------------------
Lian jun Luo

 /S/ JAMES NIAN ZHAN       April 13, 2005       Secretary and Director

-----------------------
James Nian Zhan

 /S/ DA CHANG JU           April 13, 2005       Director

-----------------------
Da chang Ju

 /S/ YUN LONG ZHANG       April 13, 2005       Director

-----------------------
Yun long Zhang