Form 10QSB
period 2005-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2005-05-20
CIK 1159275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 6, 2005, the Company had 49,135,930 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                             KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES


                                                       INDEX

PART I  FINANCIAL INFORMATION.....................................................................................3
   ITEM 1. FINANCIAL STATEMENTS...................................................................................3
      CONDENSED CONSOLIDATED BALANCE SHEETS.......................................................................3
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED).................................................5
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)...........................6
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED).................................................8
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)............................................9
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.............................................21
      OVERVIEW...................................................................................................21
      TRENDS AND UNCERTAINTIES IN REGULATION AND GOVERNMENT POLICY IN PEOPLE'S REPUBLIC OF CHINA.................22
      CRITICAL ACCOUNTING POLICIES AND ESTIMATES.................................................................23
      LIQUIDITY AND CAPITAL RESOURCES............................................................................25
      INFLATION AND CURRENCY MATTERS.............................................................................27
      COMMITMENTS AND CONTINGENCIES..............................................................................27
      OFF-BALANCE SHEET ARRANGEMENTS.............................................................................28
      RELATED PARTY TRANSACTIONS.................................................................................28
      CAUTIONARY STATEMENTS AND RISK FACTORS.....................................................................29
   ITEM 3.  CONTROLS AND PROCEDURES..............................................................................40

PART II OTHER INFORMATION........................................................................................41

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................................................41
   ITEM 6. EXHIBITS..............................................................................................41

SIGNATURES.......................................................................................................44

                                             PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                               KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------
                                                                                        March 31,     December 31,
                                                                                          2005            2004
                                                                                     ---------------------------------
                                                                                        (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents                                                          $     21,132   $     17,049
    Accounts receivable                                                                   1,286,766        963,403
    Other receivable                                                                         95,085        157,495
    Inventories                                                                              44,850         83,677
    Prepaid consulting fees                                                                 106,891        131,600
    Other current assets                                                                     29,947         26,340
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      1,584,671      1,379,564
Property, plant and equipment:
    Buildings                                                                               986,964        986,965
    Machinery and equipment                                                                 218,698        218,250
    Automobiles                                                                             101,321        101,321
    Office equipment                                                                         53,416         49,688
    Computer software                                                                         8,717          8,717
----------------------------------------------------------------------------------------------------------------------
Property, plant and equipment - Total                                                     1,369,116      1,364,941
Less: Accumulated depreciation                                                             (129,229)      (109,847)
----------------------------------------------------------------------------------------------------------------------
Property, plant and equipment - net                                                       1,239,887      1,255,094
Construction in progress                                                                     32,595         32,595
Intangible assets-net                                                                       442,731        463,730
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $  3,299,884   $  3,130,983
======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expensed                                              $    586,806   $    577,653
    Construction costs payable                                                              366,828        370,453
    Short-term loans                                                                             --         50,000
    Due to related party                                                                     51,946        112,105
    Convertible notes payable-unrelated party                                               650,000        312,104
    Current portion of bank notes payable                                                    12,983         12,879
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 1,668,563      1,435,194
Long-term liabilities, less current portion:
    Unsecured loans payable                                                               1,389,443      1,389,443
    Bank notes payable                                                                       23,568         26,853
----------------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                               1,413,011      1,416,296
Stockholders'  equity

Common stock - $0.001 par value
    Authorized 100,000,000 shares at March 31, 2005
    and December 31, 2004
    Issued and outstanding 45,423,542 shares and  40,873,711 shares at
    March 31, 2005 and December 31, 2004, respectively                                       45,423         40,874
Preferred stock -$0.001 par value
    Authorized  20,000,000 shares at March 31, 2005 and December 31, 2004 Issued and outstanding nil shares at March 31, 2005
    and December 31, 2004                                                                        --             --
Additional paid-in capital                                                                4,488,866      4,393,415
Deficit accumulated                                                                      (4,315,979)    (4,154,796)
----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                  218,310        279,493
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  3,299,884   $  3,130,983
======================================================================================================================

See accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------
                                                              Three Months Ended March. 31,
                                                       ---------------------------------------------
                                                               2005                  2004
----------------------------------------------------------------------------------------------------
NET SALES                                              $       410,692       $        53,458
    Cost of sales                                               74,973                31,011
----------------------------------------------------------------------------------------------------
GROSS PROFIT                                                   335,719                22,447
OPERATING EXPENSES:
    Consulting and professional fees                           136,573                29,887
    Officers' compensation                                       8,350                 8,699
    General and administrative                                 247,800                74,545
    Research and development                                     7,280                12,540
    Depreciation and amortization                               29,495                 9,138
    Reverse merger costs                                            --             1,397,981
----------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                       429,498             1,532,790
----------------------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS):                                       (93,779)           (1,510,343)
----------------------------------------------------------------------------------------------------
INTEREST EXPENSE, NET                                          (67,404)             (139,904)
NET INCOME (LOSS)                                      $      (161,183)      $    (1,650,247)
----------------------------------------------------------------------------------------------------
NET LOSS PER COMMON SHARE                              $        (0.004)      $        (0.047)
    - BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                             42,778,689            31,564,771
====================================================================================================

See accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

                              KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
---------------------------------------------------------------------------------------------------------------------
                                                                                                           Total
                                                                       Additional                      Stockholders'
                                                                        Paid-in      Accumulated          Equity
                                                   Shares    Amount      Capital       Deficits         (Deficiency)
---------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2003                         12,356,670   $12,357     $452,643       ($70,884)          $394,116

Share issued to consultants for services at
$0.04 per share on December 31, 2003             10,503,170    10,503      414,497             --            425,000

Shares issued to directors as directors'
compensation at $0.04 per share on December 31,
2003                                              8,031,836     8,032      316,968             --            325,000

 Net loss for the year ended December 31, 2003           --        --           --     (1,355,239)        (1,355,239)

BALANCE, JANUARY 1, 2004                         30,891,676    30,892    1,184,108     (1,426,123)          (211,123)
---------------------------------------------------------------------------------------------------------------------
Shares retained by public shareholders in March
2004 reverse merger transaction                   4,038,572     4,038       (4,038)            --                 --
---------------------------------------------------------------------------------------------------------------------
Issuance of warrants valued at $0.54 per share
on March 30, 2004 in conjunction with March
2004 reverse merger transaction                          --        --      943,380             --            943,380
---------------------------------------------------------------------------------------------------------------------
Issuance  of stock  options  valued  at $0.57
per  share on March  30,  2004 to consultant in
conjunction with March 2004 reverse merger
transaction                                              --        --      171,000             --            171,000
---------------------------------------------------------------------------------------------------------------------
Beneficial conversion feature of convertible
note payable  funded on January 25, 2004                 --        --      500,000             --            500,000
---------------------------------------------------------------------------------------------------------------------
Beneficial conversion feature of  convertible
note payable funded on April 7, 2004                     --        --      200,000             --            200,000
---------------------------------------------------------------------------------------------------------------------
Restricted shares issued to a consultant for
services at $0.45 per share on May 24, 2004.         75,000        75       33,675             --             33,750
---------------------------------------------------------------------------------------------------------------------
Shares issued upon conversion of convertible
notes payable at $0.25  per share on June 8,
2004                                              2,800,000     2,800      697,200             --            700,000
---------------------------------------------------------------------------------------------------------------------
Shares issued to China Agricultural University
in conjunction with April 2004 Patent Transfer
Agreement at $0.42 per share on July 19, 2004     1,000,000     1,000      419,000             --            420,000
---------------------------------------------------------------------------------------------------------------------
Shares issued to consultant in conjunction with
July 2004 Standby Equity  Distribution
transaction at $0.001 per share on July 29, 2004     26,567        27          (27)            --                 --
---------------------------------------------------------------------------------------------------------------------
Shares issued for commitment fee in conjunction
with July 2004 Standby Equity Distribution
transaction at $0.001 per share on July 29, 2004    704,039       704         (704)            --                 --
---------------------------------------------------------------------------------------------------------------------
Shares issued to lawyer for legal services at
$0.014  per share on September 14, 2004             892,857       893      124,107             --            125,000
---------------------------------------------------------------------------------------------------------------------
Issuance of warrants on September 23, 2004 in
conjunction with September 2004 convertible
notes payable                                            --        --       82,559             --             82,559
---------------------------------------------------------------------------------------------------------------------
Shares issued to consultants for services at
$0.10  per share on October 1, 2004                 415,000       415       41,085             --             41,500
---------------------------------------------------------------------------------------------------------------------
Issuance of restricted common stock to a
consultant as final compensation at $0.07  per
share on November 19, 2004                           30,000        30        2,070             --              2,100
---------------------------------------------------------------------------------------------------------------------
Net loss for the year ended December 31, 2004            --        --           --     (2,728,673)        (2,728,673)
---------------------------------------------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 2004                       40,873,711    40,874    4,393,415     (4,154,796)           279,493
=====================================================================================================================
Issuance of common stock at $0.0317 per share to
Cornell  Capital on January 17, 2005, as first
repayment in conjunction with Promissory Note
dated January 4, 2005                               315,457       315        9,685             --             10,000
---------------------------------------------------------------------------------------------------------------------
Issuance of common  stock at $0.03 per share to
Cornell Capital on January 24, 2005, as second
repayment in conjunction with Promissory Note
dated January 4, 2005                               333,333       333        9,667             --             10,000
---------------------------------------------------------------------------------------------------------------------
Issuance of common stock at $0.0248 per share to
Cornell  Capital on January 31, 2005, as third
repayment in conjunction with Promissory Note
dated January 4, 2005                               403,226       403        9,597             --             10,000
---------------------------------------------------------------------------------------------------------------------
Issuance of common  stock at $0.025 per share to
Cornell  Capital on February 7, 2005, as fourth
repayment in conjunction with Promissory Note
dated January 4, 2005                               400,000       400        9,600             --             10,000
---------------------------------------------------------------------------------------------------------------------
Issuance of common stock at $0.0196 per share to
Cornell Capital on February 14, 2005, as fifth
repayment in conjunction with Promissory Note
dated January 4, 2005                               510,204       510        9,490             --             10,000
---------------------------------------------------------------------------------------------------------------------
Issuance of common stock at $0.0202 per share to
Cornell Capital on February 21, 2005, as sixth
repayment in conjunction with Promissory Note
dated January 4, 2005                               495,049       495        9,505             --             10,000
---------------------------------------------------------------------------------------------------------------------
Issuance of common stock at $0.0292 per share to
Cornell Capital on February 28, 2005, as seventh
repayment in conjunction with Promissory Note
dated January 4, 2005                               342,466       343        9,657             --             10,000
---------------------------------------------------------------------------------------------------------------------
Issuance of common stock at $0.0191  per share to
Cornell  Capital on March 7, 2005, as eighth
repayment in conjunction with Promissory Note
dated January 4, 2005                               523,560       524        9,476             --             10,000
---------------------------------------------------------------------------------------------------------------------
Issuance of common stock at $0.01396 per share to
Cornell  Capital on March 14, 2005, as ninth
repayment in conjunction with Promissory Note
dated January 4, 2005                               716,332       716        9,284             --             10,000
---------------------------------------------------------------------------------------------------------------------
Issuance of common stock at $0.0196 per share to
Cornell  Capital on March 21, 2005, as tenth
repayment in conjunction with Promissory Note
dated January 4, 2005                               510,204       510        9,490             --             10,000
---------------------------------------------------------------------------------------------------------------------
Net loss for three months ended March 31, 2005           --        --           --       (161,183)          (161,183)
---------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2005                          45,423,542   $45,423   $4,488,866    $(4,315,979)          $218,310
=====================================================================================================================


See accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                        KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------
                                                                               Three months Ended
                                                                                     March 31,
                                                                        --------------------------------
                                                                            2005               2004
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $     161,183      $ (1,650,247)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Issuance of securities for reverse merger costs                                --         1,114,380
    Depreciation and amortization                                              40,381            18,710
    Amortization of detachable warrants                                        37,896                --
    Amortization of beneficial conversion feature                                  --           125,000
     of convertible notes payable
    Changes in operating assets and liabilities:
    (Increase) decrease in :
        Accounts receivable                                                  (323,363)          (15,173)
        Inventories                                                            38,827            (9,556)

        Prepaid consulting fees                                                24,709                --
        Other current assets                                                   (3,607)         (173,413)
    Increase (decrease)in:
        Accounts payable and accrued expenses                                   9,153           183,881
        Construction cost payables                                             (3,625)         (153,045)
        Due to related party                                                  (60,159)               --
--------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                        (400,971)         (559,463)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Other receivable                                                           62,410                --
    Purchase of property and equipment                                         (4,175)           (8,752)
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            58,235            (8,752)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in restricted cash                                                    --           100,000
    Proceeds from short-term loans                                                 --           283,930
    Repayment of short-term loans                                             (50,000)          (90,626)
    Proceeds from convertible notes payable                                   400,000           500,000
    Proceeds from long-term borrowings                                             --            21,021
    Repayment of long-term borrowings                                          (3,181)               --
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     346,819           530,395
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                                                      4,083           (37,820)
   Balance at beginning of period                                              17,049            48,730
--------------------------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD                                                $      21,132      $     10,910
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                  $      16,507      $      3,593
Cash paid for taxes                                                     $          --      $         --
Non-cash investing and financing activities:
    Issuance of common stock as partial repayments in
    conjunction with Promissory Note dated January 4, 2005              $     100,000      $         --
--------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION - On March 12, 2004, pursuant to an Agreement and Plan of Merger dated as of March 11, 2004, by and among Tintic Gold Mining Company ("Tintic"), TTGM Acquisition Corporation, a Utah corporation and wholly-owned subsidiary of Tintic Gold Mining Company, and Kiwa Bio-Tech Products Group Ltd. ("Kiwa Bio-Tech"), a British Virgin Islands international business company, TTGM Acquisition Corporation merged with and into Kiwa Bio-Tech. Each share of Kiwa Bio-Tech common stock was converted into 1.5445839 shares of Tintic Gold Mining Company Common Stock, with Kiwa Bio-Tech surviving as Tintic Gold Mining Company's wholly-owned subsidiary. The merger resulted in a change of control of Tintic Gold Mining Company, with former Kiwa Bio-Tech stockholders owning approximately 89% of Tintic Gold Mining Company on a fully diluted basis. The Company accounted for this transaction as a reverse merger. Subsequent to the merger, Tintic Gold Mining Company changed its name to Kiwa Bio-Tech Products Group Corporation (the "Company"). On July 22, 2004, we completed our reincorporation in the State of Delaware.

BUSINESS - The Company's business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for the agricultural, natural resources and environmental protection markets, primarily in China. The Company intends to improve existing products and to develop new products. Activities to date have included conducting research and development, acquiring and developing intellectual property, raising capital, development of a manufacturing facility, identification of strategic acquisitions and execution of sales in selected major agricultural markets in China. The Company's first product, a photosynthesis biological catalyst, was introduced in the Chinese agricultural market in November 2003. The Company passed a significant milestone in the fourth quarter of 2004 by generating significant revenue from planned principal operations.

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

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004. The consolidated balance sheet as of December 31, 2004 is derived from the Company's audited financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In addition, all of the Company's transactions undertaken in China are denominated in Renminbi ("RMB"), which must be converted into other currencies before remittance out of China may be considered. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the Chinese government.

CREDIT RISK - The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when amounts are not considered fully collectable. According to the Company's credit policy, the Company provides a 100% bad debt provision for the amounts outstanding over 365 days, which management believes is consistent with industry practice in the China region. Based on industry practice and the credit history of customers, the management of the Company believes the accounts receivable balance as of March 31, 2005 will be fully collected.

GOING CONCERN - The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $161,183 and $1,650,247 during the three months ended March 31, 2005 and 2004, respectively, and our current liabilities exceeded our current assets by $83,892 and $55,630 at March 31, 2005 and December 31, 2004, respectively. These factors create substantial doubt about our ability to continue as a going concern.

Company management continues to evaluate the Company's cash needs and the availability of debt and equity financing to fund the Company's operations. The condensed consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

REVENUE RECOGNITION - The Company recognizes sales in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 104, "Revenue Recognition." Sales represent the invoiced value of goods, net of value added tax ("VAT"), supplied to customers, and are recognized upon delivery of goods and passage of title.

All of the Company's sales made in China are subject to the Chinese value-added tax at rates ranging from 13% to 17% ("output VAT"). Such output VAT is payable after offsetting VAT paid by the Company on purchases.

NET LOSS PER COMMON SHARE - Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants and convertible debt) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of March 31, 2005, potentially dilutive securities aggregated 3,097,000 shares of common stock. The loss per common share calculation for three months ended March 31, 2005 and 2004 reflect the March 2004 recapitalization of Kiwa Bio-Tech.

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

FINANCIAL INSTRUMENTS AND FAIR VALUE - The Company accounts for financial instruments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133: "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative financial instruments be recognized in the consolidated financial statements and maintained at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position or its results of operations because the Company does not currently hold any derivative financial instruments and does not engage in hedging activities. The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, other receivables, deposits and prepayments, short-term borrowings, accounts payable, other payables and accruals approximate their fair values because of the short maturity of those instruments. The Company estimates that the carrying value of its long-term debt also approximates its fair value based on financing currently available from government sponsored programs and other lenders.

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

  Buildings                           20-35 years
  Machinery and equipments             4-12 years
  Automobiles                             8 years
  Office equipment                        5 years
  Computer software                       3 years

Construction in progress represents land costs as well as factory and office buildings under construction. The Company capitalizes interest during the construction phase of qualifying assets in accordance with SFAS No. 34, "Capitalization of Interest Cost." No interest was capitalized during three months ended March 31, 2005 and 2004 as the construction in progress was minimal.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The Company has determined that there was no impairment of long-lived assets at March 31, 2005.

INCOME TAXES - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income taxes are provided using the liability method and is recognized for all significant temporary differences between the income tax and financial statement bases of assets and liabilities. There were no material deferred tax assets or liabilities as of March 31, 2005 and 2004.

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

Translations of amounts from RMB into United States Dollar ("US$") were at approximately US $1.00 = RMB 8.28 for all periods presented. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate or at any other rate. Due to the stability of the RMB during the periods covered by the consolidated financial statements, no material exchange differences exist.

COMPREHENSIVE INCOME (LOSS) - The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity except those resulting from investments by owners and distributions to owners, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The Company did not have any minimum pension liabilities, foreign currency translation income or loss or unrealized gains or losses on marketable securities at March 31, 2005.

The Company's only component of comprehensive income (loss) is foreign currency translation income (loss). Comprehensive income (loss) was not material for all periods presented.

STOCK ISSUED FOR COMPENSATION AND FINANCING - The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock-based compensation plans.

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in financial statements the pro forma effect on net income (loss) and net income
(loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has elected to continue to account for stock-based employee compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock. The Company did not issue any stock options to its officers or management during three months ended March 31, 2005.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-08 ("EITF 04-08"), "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." Under current interpretations of FASB No. 128, "Earnings per Share," issuers of contingently convertible debt instruments ("Co-Cos") generally exclude the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the underlying common stock achieves a specified price target, or other contingency is met. EITF 04-08 requires that Co-Cos should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. We do not anticipate that the adoption of EITF 04-08 will have a significant effect on our earnings or financial position.

On October 13, 2004, the Financial Accounting Standards Board ("FASB") issued the SFAS No. 123R, "Share-Based Payment," which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. We could adopt the new standard in one of two ways - the modified prospective transition method or the modified retrospective transition method. We will adopt SFAS No. 123R in our fourth quarter of fiscal 2005 and are currently evaluating the effect that the adoption of SFAS No. 123R will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4, which would be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We do not anticipate that the adoption of the SFAS No. 151 will have a significant effect on our earnings or financial position.

In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment to APB Opinion 29." The provisions of this statement are effective for non monetary asset exchanges occurring in fiscal periods beginning after June 1, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS No. 153 will have a significant effect on our earnings or financial position.

3. OTHER RECEIVABLE

The other receivable consists of an obligation to repay an advance of $95,085 made to an unrelated U.S. incorporated entity, Kiwa Bio-Tech Products, Inc. ("KBPI"), for payment of merger costs in March 2004. The Company has reached a repayment schedule with KBPI, under which KBPI was to initially fully repay the amount by March 2005. The repayment schedule was subsequently extended and KBPI is to fully repay the amount by September 2005.

4. INVENTORIES

Inventories consisted of the following at March 31, 2005 and December 31, 2004:

================================================================================
                                      March 31, 2005           December 31, 2004
                                        (unaudited)
Raw materials                               $ 24,076                   $ 36,248
Work in progress                                  --                     32,295
Finished goods                                20,774                     15,134
                                              ------                     ------
Total                                       $ 44,850                    $83,677
================================================================================

5. PREPAID CONSULTING FEES

Prepaid consulting fees consisted of the following at March 31, 2005 and December 31, 2004:

================================================================================
                                       March 31, 2005          December 31, 2004
                                         (unaudited)
Marketing service fee                        $42,501                   $ 63,750
Fees for public relation
and sourcing of financing                     30,690                     51,850
Financing service fees                        33,700
Place agent fee                                   --                     16,000
Total                                       $106,891                   $131,600
================================================================================

6. INTANGIBLE ASSET

The Company's intangible asset as of March 31, 2005 consisted of the following:

================================================================================
                 Expected         Gross             Accumulated    Intangible
           Amortization Period    Carrying Value    Amortization   asset, Net
--------------------------------------------------------------------------------
 Patent          8.5 years            $480,411         $37,680         $442,731
================================================================================

The following table presents future expected amortization expense related to the patent:

                                  Amount
        2005                   $       42,389
        2006                           56,518
        2007                           56,518
        2008                           56,518
        2009                           56,518
        Thereafter                    174,270
                                      -------
                               $      442,731

7. CONSTRUCTION COSTS PAYABLE

Construction costs payable represents remaining amounts to be paid for the Phase I construction project based on the independent accountant's certification. Construction costs payable will be fully repaid in 2005.

8. RELATED PARTY TRANSACTIONS WITH CHINA STAR INVESTMENT GROUP

China Star Investment Group ("China Star") is a company which is 10% owned by a major stockholder of the Company. The balance due to China Star at March 31, 2005 and December, 31, 2004 was $51,946 and $112,105 respectively, which primarily consisted of a loan from China Star and operating expenses that China Star paid on behalf of the Company. The original principal amount of the loan was $100,000 and was entered into in October 2003. The loan was scheduled to mature on October 20, 2004, and bears interest at 12% per annum, payable at maturity. As part of the loan terms, China Star had the right to convert the loan into shares of the Company's common stock at $0.25 per share at any time prior to the maturity date, subject to the Company completing a reverse merger transaction in the United States, which was accomplished in March 2004. China Star has waived this conversion right. The final maturity date has been subsequently extended to August 31, 2005.

9. CONVERTIBLE NOTES PAYABLE

The balance of convertible notes payable as of March 31, 2005 and December 31, 2004 was $650,000 and $312,104, respectively.

On September 23, 2004, the Company entered into a convertible loan agreement for $350,000 with interest at 10% per annum (the "10% Loan"), and issued 1,050,000 detachable warrants. The lender is an unrelated party located in the United States. The 10% Loan was initially due on March 23, 2005, but the final maturity date was subsequently extended by agreement to April 21, 2005. The Company has not repaid the 10% Loan and the lenders have declared it in default. The Company's Chief Executive Officer, Mr. Li Wei, executed a guarantee of repayment of the 10% Loan which is secured by shares of the Company's common stock that he owns. On May 6, 2005, the balance remaining on the 10% Loan was $219,742. The Company, Mr. Li and the lender are negotiating repayment terms of the 10% Loan.

Each warrant attached to the 10% Loan entitles the holder to subscribe for one share of common stock of the Company at an exercise price of $0.20 per share through September 23, 2007. None of the detachable warrants were exercised in the three months ended March 31, 2005. The intrinsic value of the detachable warrants at the time of their issuance was determined to be $82,559, calculated pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27. This intrinsic value has been recorded as a reduction to the 10% Loan and has been credited to additional paid-in capital, and is being amortized on the straight-line basis over the term of the loan with the amounts amortized being recognized as interest expense. Any unamortized discount remaining at the date of conversion of the 10% Loan will be recognized as interest expense in the period the conversion takes place.

In connection with the 10% Loan, the Company recorded deferred debt issuance costs of $32,000, consisting of the direct costs incurred for the issuance of the convertible loan. Debt issuance costs are being amortized on the straight-line method over the term of the 10% Loan, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the 10% Loan will be recognized as interest expense in the period the conversion takes place.

On January 4, 2005, as amended by letter agreements dated March 21, 2005 and April 5, 2005, the Company completed a loan transaction pursuant to which the Company received an advance of $400,000 (before deduction of expenses and fees) from Cornell Capital Partners, LP ("Cornell Capital") in exchange for the issuance by the Company of a promissory note in the original principal amount of $400,000 (the "Note"). The Note bears interest at a rate of 10% per annum and has a term of 290 days. The Company's obligations under the Note may be paid from, among other funds, the proceeds the Company receives pursuant to the Standby Equity Distribution Agreement entered into with Cornell Capital on July 6, 2004, described in Note 11. Pursuant to the terms of the Note, the Company deposited in escrow 39 requests for advances under the Standby Equity Distribution Agreement in the amount of $10,000 each and one request in the amount of $29,589, as well as sufficient shares of the Company's Common Stock registered pursuant to the Company's Registration Statement No. 333-117868, to cover the advances. An attorney will serve as escrow agent in connection with the advance notices and shares to be deposited in escrow pursuant to the Note. Unless the Note is repaid by the Company, the escrow agent will release such requests for advances to Cornell Capital every seven days commencing on January 17, 2005 and Cornell Capital may then, at its discretion, apply the proceeds from the advance to the outstanding balance on the Note. As of March 31, 2005, the escrow agent had released 10 such advances for an aggregate of 4,549,831 shares of common stock. The balance due on the Note to Cornell Capital as of March 31, 2005 was $300,000.

The Note contains customary events of default and permits Cornell Capital to accelerate the maturity of the full principal amount together with interest and other amounts owing upon the occurrence of such events of default.


10. UNSECURED LOANS PAYABLE

Unsecured loans payable (including current portion)consisted of the following at March 31, 2005 and December 31, 2004:

====================================================================================================================
                                                                                  March 31,
                                                                                     2005           December 31,
                                                                    Notes        (unaudited)            2004
--------------------------------------------------------------------------------------------------------------------
Unsecured loan payable to Zoucheng Municipal
Government, non-interest bearing, becoming due within three years from Kiwa-SD's first  profitable year on a formula basis, interest
has not been imputed due to the undeterminable repayment date        (i)              $1,087,390         $1,087,390
--------------------------------------------------------------------------------------------------------------------
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa-SD's first profitable year, interest has not been imputed due to the undeterminable
repayment date                                                       (ii)                302,053            302,053
--------------------------------------------------------------------------------------------------------------------
Total                                                                                 $1,389,443         $1,389,443
====================================================================================================================

Notes:

      (i) The unsecured loan payable consists of amounts borrowed under a project agreement with Zoucheng Municipal Government, whereby the Company is allowed to borrow up to $1.2 million. The loan is non-interest bearing, becoming due within three years from Kiwa-SD's first profitable year on a formula basis. Interest has not been imputed due to the undeterminable repayment date.

            According to the project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of $58,696 per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of March 31, 2005, the Company invested approximately $1.4 million for the project. Management believes that neither the Company nor management will be liable for compensation or penalty if such commitment is not fulfilled.

      (ii) The amount was borrowed from Zoucheng Science & Technology Bureau in 2004. It is non-interest bearing, unsecured and due in Kiwa-SD's first profitable year. Interest has not been imputed due to the undeterminable repayment date.

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

11. EQUITY-BASED TRANSACTIONS

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

(B)      ISSUED AND OUTSTANDING SHARE CAPITAL

From January 1, 2004 to March 31, 2005, the Company has engaged in the following equity-based transactions:

In conjunction with the March 2004 reverse merger transaction, the Company entered into the following equity-based transactions:

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

On April 12, 2004, the Company entered into an agreement with China Agricultural University to acquire patent no. ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing," which was originally granted by the PRC Patent Bureau on July 12, 1996. The purchase consideration was $480,411, of which $30,205 was paid at signing of the agreement and an additional $30,205 was paid in December 2004. In addition, the Company issued 1,000,000 shares of common stock valued at $0.42 per share based on its fair market value on July 19, 2004 (aggregate value $420,000), the date when the application for the patent right holder alternation registration was approved.

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

On July 6, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital. Under the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically issue and sell to Cornell Capital common stock for a total purchase price of up to $10,000,000, subject to further limitations noted in the next paragraph. The purchase price for the shares is equal to 99% of the market price, which is defined in the Standby Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. Cornell Capital received a one-time commitment fee of 704,039 shares of the Company's common stock following execution of the Agreement on July 29, 2004, which was treated as a reduction of the proceeds. Cornell Capital will be paid a fee equal to 4% of each advance, to be retained from each advance. As a result, our proceeds from the sale of shares under the Standby Equity Distribution Agreement will be equal to 95% of the market price, calculated as described above. In connection with the Standby Equity Distribution Agreement, the Company also entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. On July 29, 2004, the Company paid Newbridge Securities Corporation a one-time placement agent fee of 26,567 shares of common stock with a value of approximately $10,000 based on the volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the date of the Placement Agent Agreement which was treated as a reduction of the proceeds. The Company registered the shares of common stock issuable under the Standby Equity Distribution Agreement for resale by Cornell Capital pursuant to a Registration Statement on Form SB-2 (No. 333-117868), which was declared effective by the Securities and Exchange Commission in December 2004.

The amount of stock the Company may sell under the Standby Equity Distribution Agreement at one time is subject to a maximum advance amount of $500,000, with no cash advance occurring within seven trading days of a prior advance, and the Company may not request cash advances if the shares to be issued in connection with an advance would result in Cornell Capital owning more than 9.9% of the Company's outstanding common stock. Based on the Company's current outstanding shares of 45,423,542, it could not issue shares under the Standby Equity Distribution Agreement if it would result in Cornell Capital owning more than 4,496,931 shares. Assuming a price of $0.028 per share, and the closing price of the Company's common stock on May 6, 2005, the issuance of 4,496,931 shares under the Standby Equity Distribution Agreement would result in proceeds to the Company of approximately $125,914 after taking into account fees and discounts.

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

On October 1, 2004, the Company entered a Consulting Agreement with Barry R. Clark to provide investor relations services. The engagement is for a period of four months and provides for the issuance of 200,000 shares of common stock. The Company recorded a prepaid expense of $20,000 based on the closing price of its common stock on the effective date of the agreement and is amortizing such amount to operations over the four month contract period. After one month of service, the Company terminated the engagement with Barry R. Clark according to the termination clause and the Board of Directors authorized the cancellation of certificates representing 150,000 shares of stock issued to Barry R. Clark and the issuance of 30,000 shares of restricted stock to Barry R. Clark as final compensation, which has been recognized as consulting expenses as of December 31, 2004.

On January 4, 2005, as amended by letter agreements dated March 21, 2005 and April 5, 2005, the Company completed a loan transaction pursuant to which the Company received an advance of $400,000 (before deduction of expenses and fees) from Cornell Capital in exchange for the issuance by the Company of a promissory note in the original principal amount of $400,000. In the first quarter of 2005, the Company issued 4,549,831 shares to repay Cornell Capital $100,000 in accordance with the requests of Cornell Capital under the standby Equity Distribution Agreement. The balance due to Cornell Capital on the promissory note as of March 31, 2005 was $300,000.

(C)      OPTION

On June 3, 2004, a majority of the Company's stockholders approved the adoption of the Company's 2004 Stock Incentive Plan (the "Plan"). The plan reserved 1,047,907 shares of the Company's common stock for the issuance of stock options and stock purchase rights under the Plan, of which not more than 350,000 shares may be granted to any participant in any fiscal year.

The options granted under of the Plan will expire ten years from the date of grant. The options which are not issued to an officer, a director or a consultant will become exercisable at least as rapidly as 20% per year over the five-year period commencing on the date of grant. As of March 31, 2005 and December 31, 2004, no stock options or stock purchase rights had been granted under the Plan.

12. MAJOR CUSTOMERS AND SUPPLIERS

One customer accounted for 94% of our net sales for the three months ended March 31, 2005. Another customer accounted for 100% of the Company's net sales for the three months ended March 31, 2004.

Three suppliers accounted for 27%, 25% and 10% of our purchases of raw materials and 21%, 21%, and 10% of our purchases of raw materials for the three months ended March 31, 2005 and 2004, respectively. The raw materials used in our products are available from a variety of alternative sources.

13. LEASE COMMITMENTS

The Company has the following material contractual obligations:

Operating lease commitments - The Company previously leased an office in Beijing under an operating lease that expired in April 2005 with an aggregate monthly lease payment of approximately $2,882. This operating lease was subsequently replaced by another operating lease expiring in March 2008 with an aggregate monthly lease payment of approximately $7,400. Rent expense under the operating lease for three months ended March 31, 2005 and 2004 was $8,646 and $8,646, respectively.

The Company leases an office in the United States under a commercial lease agreement with China Star expiring in June 2005 with an aggregate monthly lease payment of approximately $2,560. Pursuant to the agreement, rent expense for the three months ended March 31, 2005 was $7,680. At March 31, 2005, the remaining minimum lease payments amounted to $5,120.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 contains "forward-looking" statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words "plans," intends," estimates," "believes," "expects," "anticipates," or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

OVERVIEW

The Company's Business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for the agricultural, natural resources and environmental protection markets, primarily in China. The Company intends to improve existing products and to develop new products. Activities to date have included conducting research and development, acquiring and developing intellectual property, raising capital, development of a manufacturing facility, identification of strategic acquisitions and execution of sales in selected major agricultural markets in China. The Company's first product, a photosynthesis biological catalyst, was introduced in the Chinese agricultural market in November 2003. The Company passed a significant milestone in the fourth quarter of 2004 by generating significant revenue from planned principal operations.

MAJOR CUSTOMERS AND SUPPLIERS:

One customer accounted for 94% of our net sales for the three months ended March 31, 2005. Another customer accounted for 100% of the Company's net sales for the three months ended March 31, 2004.

Three suppliers accounted for 27%, 23% and 10% of our purchases of raw materials and 21%, 21%, and 10% of our purchases of raw materials for the three months ended March 31, 2005 and 2004, respectively. The raw materials used in our products are available from a variety of alternative sources.

GOING CONCERN

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $161,183 and $1,650,247 during the three months ended March 31, 2005 and 2004, respectively, and our current liabilities exceeded our current assets by $83,892 and $55,630 at March 31, 2005 and December 31, 2004, respectively. These factors create substantial doubt about our ability to continue as a going concern.

In the three months ended March 31, 2005, our only wholly-owned subsidiary, Kiwa-SD, generated net income equal to $154,334.

We generated $0.4 million and $1.3 million in sales during the three months ended March 31, 2005 and the fiscal 2004, respectively, from sales of our two products in three China provinces and in Cambodia. We believe the Company is well-positioned to increase sales of these products and to generate revenue from the introduction of new products in 2005.

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

TRENDS AND UNCERTAINTIES IN REGULATION AND GOVERNMENT POLICY IN PEOPLE'S REPUBLIC OF CHINA

AGRICULTURAL POLICY CHANGES IN CHINA

After over ten years of economic growth, China now faces an imbalance between urban and rural environments as well as the manufacturing and agricultural industries. On February 10, 2004, the Chinese central government issued a new policy to correct the imbalance by offering favorable taxation of agricultural products. Existing agricultural products will be taxed at a rate of 1%. At the Central Working Conference on Agriculture on December 28, 2004, China's central authorities pledged to continue agriculture-friendly policies, to stabilize upward trends in grain production and to increase farmers' income in 2005, including further reducing agricultural taxes, increasing financial subsidies to farmers, investing more money in rural infrastructure and increasing financial assistance to main grain-production counties. We may benefit from these favorable policies as farmers will retain more of their income and may spend some of that income on our products resulting in greater sales. In addition, we anticipate receiving additional governmental support in marketing our products to farmers due to additional procedural changes included with the new policy.

GENERAL FISCAL AND MONETARY POLICY CHANGES IN CHINA

In 2004, China adopted restricted fiscal and monetary policies to fight potential inflation. However, "People's Daily," the most popular state-owned newspaper in China, stated on August 10, 2004 that the agricultural area has been one of a few industries which will continue to enjoy expansionary policy. The article noted that the Chinese government will continue to increase investment in agricultural development. We have previously benefited from these policies, as evidenced by our receipt of non-interest bearing loans from the government in the amount of approximately $1,510,264 from November 28, 2002 to March 31, 2005. As the government further increases investment in the agricultural area, we expect that similar loans or other favorable financing programs will be available to us in the future, which we anticipate will assist us with managing liquidity and capital resources during our growth period. However, if these financing programs are not available in the future, we may have to borrow on terms which are less favorable to us, or we may not be able to borrow additional funds at all on terms which are acceptable.

FOREIGN INVESTMENT POLICY CHANGES

The Chinese government is considering changes to its current policy that provides favorable tax treatment to foreign invested enterprises as compared to Chinese domestic business. The new policy under consideration will consolidate enterprise income tax laws between foreign invested enterprises and Chinese domestic enterprises. The new policy will also provide transitional arrangements to facilitate the consolidation. No timetable has been announced yet for the consolidation. If the new policy is implemented, newly established foreign invested enterprises will not enjoy favorable tax treatment as in effect under current tax laws. It is anticipated that the proposed policy will not have an impact on companies like ours, which have already been granted favorable tax treatment. We believe this beneficial tax status will make an investment in our Company more attractive to both foreign and domestic investors in China, which could improve our liquidity or provide additional capital resources. However, if we were to be subject to such new policies, our tax rate and tax liability would increase.

FOREIGN EXCHANGE POLICY CHANGES

China is considering allowing its currency to be freely exchangeable for other major currencies. This change will result in greater liquidity for revenues generated in RMB. We would benefit by having easier access to and greater flexibility with capital generated in and held in the form of RMB. The majority of our assets are located in China and most of our earnings are currently generated in China, and are therefore denominated in RMB. Changes in the RMB-U.S. Dollar exchange rate will impact our reported results of operations and financial condition. In the event that RMB appreciates over the next year as compared to the U.S. Dollar ("US$"), our earnings will benefit from the appreciation of the RMB. However, if we have to use US$ to invest in our Chinese operations, we will suffer from the depreciation of US$ against the RMB. On the other hand, if the value of the RMB were to depreciate compared to the US$, then our reported earnings and financial condition would be adversely affected when converted to US$.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

We believe that the accounts receivable balance at March 31, 2005 is fully collectible. Our belief is based on industry practices in the China region and those of our competitors, our ongoing relationships and our payment experience with our customers. As of March 31, 2005, all accounts receivable were less than one year old and we have no indication of insolvency from any of our customers.

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

REVENUE  RECOGNITION.  We  recognize  revenue in  accordance  with SAB No.  101,
"Revenue Recognition in Financial Statements," as amended by SAB No. 104, "Revenue Recognition". Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title.

IMPAIRMENT OF ASSETS. Our long-lived assets consist of property and equipment and intangible assets. At March 31, 2005, the net value of property and equipment and intangible assets was $1,239,888 and $442,731, respectively, which represented approximately 37.6% and 13.4% of our total assets, respectively.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NET SALES. Net sales were $410,692 and $53,458 for the three months ended March 31, 2005 and 2004, respectively, representing an increase of seven times the revenue generated during the three months ended March 31, 2004. The increase in net sales during the period resulted from the increased number of local and overseas customers.

COST OF SALES. The Company's cost of sales which consists primarily of material costs, depreciation, direct wages and utilities are mainly fixed and do not fluctuate proportionately as sales volume increases. Costs of sales were $74,973 and $31,011 for the three months ended March 31, 2005 and 2004, respectively. The increase of $43,962, or 142%, in cost of sales was primarily due to increased material costs.

GROSS PROFIT. Gross profit was $335,719 and $22,447, representing a profit margin of 82% and 42% for the three months ended March 31, 2005 and 2004, respectively. This represents a 14-fold increase in gross profit of $313,272.

CONSULTING AND PROFESSIONAL FEES. Consulting and professional fees were $136,573 and $29,887 for the three months ended March 31, 2005 and 2004 respectively, representing an increase of $106,686 or 357%. The increase in consulting and professional fees in 2005 is primarily attributable to consulting and professional fees relating to the financing provided by Cornell Capital in January 2005 and the increased compliance fees as a public company.

OFFICERS' COMPENSATION. Officers' compensation decreased by $349 or 4% to $8,350 for the three months ended March 31, 2005 as compared to $8,699 for the three months ended March 31, 2004.

GENERAL AND ADMINISTRATIVE. General and administrative expense was $247,800 for the three months ended March 31, 2005, as compared to $74,545 for the same period of 2004, an increase of $173,255 or 232%, primarily as a result of increased marketing expenses commensurate with enhanced sales volume and increased personnel-related costs in China reflecting an increased level of business activity and increased costs associated with being a public company.

General  and  administrative  expenses  mainly  include  salaries,   travel  and
entertainment, rent, office expense, telephone expense and insurance costs.

RESEARCH AND DEVELOPMENT. Research and development expense decreased $5,260, or 42%, to $7,280 for the three months ended March 31, 2005, as compared to $12,540 for the three months ended March 31, 2004. The decrease is due to reduction of the field testing fees for new products.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, excluding depreciation and amortization included in cost of sales, increased $20,357, or 223%, to $29,495 for the three months ended March 31, 2005, as compared to $9,138 for the three months ended March 31, 2004. This increase is mainly the result of the addition of a patent in late 2004.

INTEREST INCOME (EXPENSE). Interest expense decreased $72,500, or 52%, to $67,404 for the three months ended March 31, 2005, as compared to interest expense of $139,904 for the three months ended March 31, 2004. This decrease is due to the termination of the conversion feature of a convertible debt instrument which was converted to common stock on June 8, 2004, which the Company had previously amortized as an interest expense.

NET LOSS. Net loss decreased $1,489,064 to $161,183 for the three months ended March 31, 2005 as compared to $1,650,247 for the three months ended March 31, 2004. The decrease in net loss in the current period as compared to first quarter 2004 is primarily due to non-recurring costs of the reverse merger equal to $1,397,981 and increases in revenue.

LIQUIDITY AND CAPITAL RESOURCES

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the three months ended March 31, 2005, we raised $400,000 in debt financing.

We will require additional capital to fund our business plan and develop our manufacturing facility, and have not generated significant revenues from our operations for such purposes. In the next year, we intend to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in this regard. There can be no assurances that we will be able to obtain sufficient funds to allow us to continue operations in the next year.

In November 2002 and June 2003, we entered into two bank loans for two auto purchases with a local bank in Beijing, China in the amounts of $38,663 and $25,498, with interest rates of 5.32% and 5.02%, respectively. The maturity dates are October 2007 and March 2008, respectively. As of March 31, 2005, the outstanding balances of these loans were $15,299 and $21,253, respectively.

In October 2003, we entered into a convertible loan agreement with China Star Investment Group pursuant to which we borrowed $100,000 from the China Star Investment Group. The loan bears interest at the rate of 12% per annum and was originally due and payable in October 2004. In May 2004, China Star Investment

Group agreed to waive the conversion right in exchange for acceleration of the maturity date to June 30, 2004. The maturity date has been subsequently extended to August 31, 2005. As of March 31, 2005, the total outstanding balance to China Star Investment Group under the loan and for other obligations was $51,946.

On September 23, 2004, the Company entered into a convertible loan agreement for $350,000 with interest at 10% per annum (the "10% Loan"), and issued 1,050,000 detachable warrants. The lender is an unrelated party located in the United States. The 10% Loan was initially due on March 23, 2005, but the final maturity date was subsequently extended by agreement to April 21, 2005. The Company has not repaid the 10% Loan and the lenders have declared it in default. The Company's Chief Executive Officer, Mr. Li Wei, executed a guarantee of repayment of the 10% Loan which is secured by shares of the Company's common stock that he owns. On May 6, 2005, the balance remaining on the 10% Loan was $219,742. The Company, Mr. Li and the lender are negotiating repayment terms of the 10% Loan.

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

As of March 31, 2005, we had obtained non-interest bearing loans from the Chinese local government of approximately $1,510,264. Among these loans, $120,821 was received from Zoucheng Science & Technology Bureau in Shandong
Province, China. The Company repaid $60,411 of the loan during 2004, and Zoucheng Science & Technology Bureau forgave the payment of the remaining balance of $60,411 at the end of 2004, which was recorded as other income. We are required to begin repayment of the outstanding balance of the other loans in the first year after our Chinese subsidiary reaches an accumulative profit position. The entire balance is to be fully repaid within three years thereafter.

At March 31, 2005 and December 31, 2004, we had cash of $21,132 and $17,049 respectively. At March 31, 2005 and 2004, our net working capital deficiency was $83,892 and $55,630, respectively, reflecting current ratios of 0.95:1 and 0.96:1, respectively, at such dates.

During the three months ended March 31, 2005, our operations utilized cash of $400,971, as compared to $559,463 utilized for the three months ended March 31, 2004, as a result of the improved business activity.

During the three months ended March 31, 2005 we generated $58,235 from investing activities from collections due from KBPI, offset in part by the purchase of property and equipment, as compared to $8,752 utilized for the three months ended March 31, 2004.

During the three months ended March 31, 2005, we generated $346,819 from financing activities, consisting of the proceeds from convertible notes payable of $400,000, offset in part by the repayment of a short-term loan of $50,000 and long-term borrowings of $3,181. During the three months ended March 31, 2004, we generated $530,395 from financing activities through increases in convertible loans and long-term borrowings.

We continue to develop our manufacturing facility and have invested approximately $1,397,536 in Phase I of our new manufacturing facility, including $986,965 in buildings and $218,250 in equipment. We estimate that the total investment for the completion of Phases II and III of the construction of our manufacturing facility will be at least $2.5 million.

We do not anticipate generating sufficient positive internal operating cash flow to fund our planned operations for several years. In the next year, we intend to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in obtaining this financing. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. We conduct virtually all of our business in China and, accordingly, the sale of our products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the US$ would adversely affect our financial performance when measured in US$. Although prior to 1994 the RMB experienced significant devaluation against the US$, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People's Bank of China. The exchange rate was approximately $1.00 to RMB 8.28 at March 31, 2005 and December 31, 2004.

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

COMMITMENTS AND CONTINGENCIES

We have the following material contractual obligations:

Operating lease commitments - The Company previously leased an office in Beijing under an operating lease that expired in April 2005 with an aggregate monthly lease payment of approximately $2,882. This operating lease was subsequently replaced by another operating lease expiring in March 2008 with an aggregate monthly lease payment of approximately $7,400. Rent expense under the operating lease for three months ended March 31, 2005 and 2004 was $8,646 and$8,646, respectively.

The Company leases an office in the United States under a commercial lease agreement with China Star expiring in June 2005 with an aggregate monthly lease payment of approximately $2,560. Pursuant to the lease agreement, rent expense for three months ended March 31, 2005 was $7,680. At March 31, 2005, the remaining minimum lease payments amounted to $5,120.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2005 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

China Star Investment Group ("China Star") is a company which is 10% owned by a major stockholder of the Company. The balance due to China Star at March 31, 2005 and December, 31, 2004 was $51,946 and $112,105 respectively, which primarily consisted of a loan from China Star and operating expenses that China Star paid on behalf of the Company. The original principal amount of the loan was $100,000 and was entered into in October 2003. The loan was scheduled to mature on October 20, 2004, and bears interest at 12% per annum, payable at maturity. As part of the loan terms, China Star had the right to convert the loan into shares of the Company's common stock at $0.25 per share at any time prior to the maturity date, subject to the Company completing a reverse merger transaction in the United States, which was accomplished in March 2004. China Star has waived this conversion right. The final maturity date has been subsequently extended to August 31, 2005.

The Company's Chief Executive Officer, Mr. Li Wei, executed a guarantee of repayment of the 10% Loan (described at Note 9 to the Financial Statements and under "Liquidity and Capital Resources") which is secured by shares of the Company's common stock that he owns. On May 6, 2005, the balance remaining on the 10% Loan was $219,742. The Company, Mr. Li and the lender are negotiating repayment terms of the 10% Loan.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2004, Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-08 ("EITF 04-08"), "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." Under current interpretations of FASB No. 128, "Earnings per Share," issuers of contingently convertible debt instruments ("Co-Cos") generally exclude the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the underlying common stock achieves a specified price target, or other contingency is met. EITF 04-08 requires that Co-Cos should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. We do not anticipate that the adoption of EITF 04-08 will have a significant effect on our earnings or financial position.

On October 13, 2004, the Financial Accounting Standards Board ("FASB") issued the SFAS No. 123R, "Share-Based Payment," which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, and would be effective for public companies for interim or annual periods beginning after June 15, 2005. We could adopt the new standard in one of two ways - the modified prospective transition method or the modified retrospective transition method. We will adopt SFAS No. 123R in our fourth quarter of fiscal 2005 and are currently evaluating the effect that the adoption of SFAS No. 123R will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4, which would be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We do not anticipate that the adoption of the SFAS No. 151 will have a significant effect on our earnings or financial position.

In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment to APB Opinion 29." The provisions of this statement are effective for non monetary asset exchanges occurring in fiscal periods beginning after June 1, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS No. 153 will have a significant effect on our earnings or financial position.

CAUTIONARY STATEMENTS AND RISK FACTORS

We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond our control. The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

(1) RISKS RELATED TO OUR BUSINESS

INVESTORS MAY NOT BE ABLE TO ADEQUATELY EVALUATE OUR BUSINESS DUE TO OUR SHORT OPERATING HISTORY, LACK OF SIGNIFICANT REVENUE AND LIMITED PRODUCT OFFERINGS. DUE TO THIS SHORT OPERATING HISTORY, WE HAVE NOT YET GENERATED ANY PROFITS AND WILL REQUIRE ADDITIONAL FUNDING TO IMPLEMENT OUR BUSINESS PLAN.

We have only been operating our current business (ag-biotechnology) since June 2002, providing a limited period for investors to evaluate our business model. Because of this limited operating history and the uncertain nature of the rapidly changing markets that we serve, we believe any prediction of future results of operations is difficult. We have only recently begun to generate significant revenue, have not been profitable, and incurred net operating losses during our recent operating history. From the inception of our current business (ag-biotechnology) on June 5, 2002 to March 31, 2005, we had accumulated losses of $4,218,968. We expect to continue to have operating losses for the foreseeable future as we further our research and continue to conduct product tests. We will require additional capital to implement our business plan and continue operating. Until sufficient cash flow is generated from operations, we will have to utilize our capital resources or external sources of funding to satisfy our working capital needs. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization. Furthermore, our prospects must be evaluated in light of risks, uncertainties, expenses and difficulties frequently encountered by companies in an early growth stage.

WE HAVE LIMITED PRODUCT OFFERINGS AND MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS.

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

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS.

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

From January 1, 2004 to March 31, 2005, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.01 to $0.75. High volatility in the market price of our common stock may result in lower prices for our common stock, making it more difficult for us to obtain equity financing on terms and conditions which are favorable to us, if at all. We expect to continue to incur losses in the near future as we develop and market our initial products. As a result, we will be dependent on additional debt or equity financing to fund our operations. If such financing is not available on terms which are acceptable to us, we may have to delay development of new products and/or reduce sales and marketing efforts for our existing products. Such actions may have an adverse effect on our results of operations. In addition, uncertainties with respect to our ability to raise additional capital would make operational planning more difficult for management.

REVOCATION OF OUR RIGHT TO USE PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY IMPACT THE GROWTH OF OUR BUSINESS.

We acquired a patent in April 2004 from China Agricultural University titled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing," issued by the China Intellectual Property Bureau. While we do not yet have any commercial products utilizing the technology covered by this patent, we plan to use the patent to develop a new series of products that will compliment our current products. If our rights under this patent or our other intellectual property are challenged or if we default on our obligations under applicable Chinese regulatory requirements, our right to use that patent or our other intellectual property could be revoked and we would no longer be permitted to use that patent or our other intellectual property in our research, development and sales activities. Such a revocation or default could have an adverse impact on the growth of our business by reducing the introduction of new products, and consequently, sales.

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

There can be no assurance that any of our intended products will be successfully developed or that we will achieve significant revenues from such products even if they are successfully developed. Our success is dependent upon our ability to develop and market our products on a timely basis. There can be no assurance that we will be successful in developing or marketing such products or taking advantage of the perceived demand for such products. In addition, there can be no assurance that products or technologies developed by others will not render our products or technologies non-competitive or obsolete. The China bio-fertilizer market is still in a very early stage and is very fragmented with many potential customers, but with no single producer or small group of producers dominating the market. To some extent, however, we also face competition from large chemical fertilizer manufacturers in Chinese markets, such as Sino-Arabic Chemical Fertilizer Company in the national market as well as Red Sun Group in Shandong and Jiangsu provinces. These chemical fertilizer manufacturers have provided chemical fertilizers to farmers in China for several years and customers are more accustomed to using their established products as compared to new products.

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

We require substantial working capital to fund our business. In the short term, we plan to continue building out our manufacturing facility, adjust our product formula to improve product stability and optimize our product offerings, expand our sales and marketing efforts in China, expand our distribution base in China, introduce new products, and acquire two to three small or medium sized bio-technology companies in the Chinese agricultural and/or environmental markets. Over the next 24 months, we estimate that we will require approximately $2.5 million for completion of construction of our manufacturing facility and equipment investment, $1 million to consummate our planned acquisitions, $600,000 in working capital and $500,000 in administrative and operations expenses. In the long term, we plan to become a commercialization platform for world-class biotechnological research and development results for applications in agriculture, natural resources conservation and environmental protection, launch our products in the United States and other markets, continue our introduction of new products, create formal strategic alliances with selected United States companies to co-develop and/or co-market products in the United States and China, and form an international biotechnology research center in China for the research and development of agricultural, environmental and medical applications.

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

ENTERING INTO EQUITY OR DEBT FINANCINGS COULD RESULT IN DILUTION TO EXISTING STOCKHOLDERS.

We will be required to raise additional capital to fund our operations and finance our research and development activities through public or private offerings of debt or equity. Any equity financing could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. Debt financings will result in interest expense and likely subject us to negative covenants that would limit our operational flexibility, and if convertible into equity, could also dilute then-existing stockholders.

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

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO EFFECTIVELY RECEIVE AND USE OUR REVENUE.

Because almost all of our future revenues may be in the form of RMB, China's currency which is denominated RMB, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund our business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB, for current account transactions significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

We may also be subject to foreign exchange risk and foreign ownership restrictions. The Chinese government is loosening its control on foreign exchange transactions. More liberal foreign exchange policies will reduce our foreign exchange risk by increasing the liquidity of revenues generated in RMB. We do anticipate conducting operations in any countries other than China and the United States over the next twenty-four months. Fluctuations in the exchange rate of the RMB relative to the US$ could adversely affect our results of operations by affecting our reported earnings for any given period. In addition, foreign ownership restrictions could also impact our ability to expand our business through investment and acquisition opportunities. If we are unable to pursue such strategic opportunities due to foreign ownership regulations, the growth of our business could be limited.

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

We may also file patents with the China Intellectual Property Bureau and/or the U.S. Patent and Trademark Office as we deem appropriate. There can be no assurance that the patents applied for will be reviewed in a timely manner, that any additional patents will be issued or that any patents issued will afford meaningful protection against competitors with similar technology or that any patents issued will not be challenged by third parties. There also can be no assurance that others will not independently develop similar technologies, duplicate our technologies or design around our technologies whether or not patented. There also can be no assurance that we will have sufficient resources to maintain a patent infringement lawsuit should anyone be found or believed to be infringing our patents. There also can be no assurance that the technology ultimately used by us will be covered in any additional patent applications that we may file. We do not believe that our technology infringes on the patent rights of third parties. However, there can be no assurance that certain aspects of our technology will not be challenged by the holders of other patents or that we will not be required to license or otherwise acquire from third parties the right to use additional technology. The failure to overcome such challenges or obtain such licenses or rights on acceptable terms could have a material adverse affect on us, our business, results of operations and financial condition.

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

WE DEPEND ON A FEW CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE.

One customer accounted for approximately 94% of our net sales for the three months ended March 31, 2005. The loss of any of our significant customers would result in a material reduction in our sales and results of operations. We do not have long-term contracts with any of our customers. Purchases generally occur on an order-by-order basis, and relationships exist as long as there is a perceived benefit to both parties. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. There can be no assurances that we will be able to retain these customers or further expand our customer base to reduce our dependence on a small number of customers. Our inability to generate new customers could negatively impact our business and our ability to continue as a going concern.

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

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system. Although being quoted on the OTC Bulletin Board provides a trading market for our Common Stock, we have experienced significant fluctuations in the volume of shares traded. There can be no assurance that an active trading market will develop and be maintained in the future. In the absence of an active public trading market, our common stock has been and may continue to be subject to wide price fluctuations, which may be unrelated or disproportionate to our operating performance. As a result, investors may be unable to liquidate their investment in us.

As of March 31, 2005, we had 380 stockholders of record. As of March 31, 2005, the closing price per share of common stock was $0.0122 and the average daily trading volume for the first quarter in 2005 was 124,448 shares.

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

Our principal stockholders are All Star Technology Inc. and InvestLink (China) Limited. Wei Li, our Chief Executive Officer and Chairman, is a principal shareholder of All Star Technology Inc. Da chang Ju, one of our directors, is a principal stockholder of InvestLink (China) Limited. All Star Technology Inc., together with InvestLink (China) Limited, currently beneficially own approximately 55% of the outstanding shares of our common stock. Accordingly, All Star Technology Inc., together with InvestLink (China) Limited, currently have the ability to determine the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including election of directors, mergers, consolidations and the sale of all or substantially all of our assets. Our principal stockholders will also have the power to prevent or cause a change in control. The interests of these stockholders may differ from other stockholders' interests.

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

INVESTORS SHOULD NOT RELY ON AN INVESTMENT IN OUR COMMON STOCK FOR DIVIDEND INCOME AS WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain any earnings to finance the growth of our business. We cannot assure you that we will ever pay cash dividends. Therefore, investors should not rely on an investment in our common stock if they require dividend income. The only income in the foreseeable future such investors may receive from an investment in our common stock will come from increases in the market price of our common stock. There can be no assurances that the market price of our common stock will increase or continue to increase, and such increases will most likely be uncertain and unpredictable. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We plan to evaluate the level of our internal controls, identify certain possible matters involving internal control deficiencies and adopt remedial measures according to the COSO framework in 2005 with the assistance of a professional internal control consultant. We believe we can meet the requirements as defined in Section 404 of Sarbanes-Oxley Act of 2002 by the end of 2006.

PART II OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On September 23, 2004, the Company entered into a convertible loan agreement for $350,000 with interest at 10% per annum (the "10% Loan"), and issued 1,050,000 detachable warrants. The lender is an unrelated party located in the United States. The 10% Loan was initially due on March 23, 2005, but the final maturity date was subsequently extended by agreement to April 21, 2005. The Company has not repaid the 10% Loan and the lenders have declared it in default. The Company's Chief Executive Officer, Mr. Li Wei, executed a guarantee of repayment of the 10% Loan which is secured by shares of the Company's common stock that he owns. On May 6, 2005, the balance remaining on the 10% Loan was $219,742. The Company, Mr. Li and the lender are negotiating repayment terms of the 10% Loan.

ITEM 6. EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-B.

                                                                                                      Exhibit No. in
                                                                     Incorporated by Reference in      Incorporated
Exhibit No.                       Description                                  Document                  Document
   2.1        Agreement and Plan of Merger, dated March 11,        Form 8-K filed on March 29, 2004          2.1
              2004, by and  among  Tintic  Gold  Mining
              Company,  TTGM Acquisition Corporation, and Kiwa
              Bio-Tech Products Group Ltd.

   2.2        Agreement and Plan of Merger, dated July 22,         Form 8-K filed on July 23, 2004           2.1
              2004,  between Kiwa Bio-Tech Products Group
              Corporation, a Utah corporation, and Kiwa Bio-Tech
              Products Group Corporation.

   3.1        Certificate of Incorporation, effective as of July   Form 8-K filed on July 23 2004            3.1
              21, 2004.

   3.2        Bylaws, effective as of July 22, 2004.               Form 8-K filed on July 23, 2004           3.2

  10.1        Standby Equity Distribution Agreement, dated July    Form SB-2 filed August 2, 2004           10.1
              6, 2004, between Cornell Capital Partners, LP and
              Kiwa Bio-Tech Products Group Corporation.

  10.2        Placement Agent Agreement, dated July 6, 2004,       Form SB-2 filed August 2, 2004           10.2
              between Newbridge Securities Corporation and Kiwa
              Bio-Tech Products Group Corporation.

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

  10.6        Convertible  Loan Agreement dated March 12, 2004     Form 10-QSB filed August 20, 2004        10.1
              for $200,000  between Kiwa Bio-Tech  Products
              Group  Corporation and Jzu Hsiang Trading Co., Ltd.

  10.7        Engagement  agreement between Kiwa Bio-Tech          Form 10-QSB filed August 20, 2004        10.3
              Products Group Corporation and Cinapsys Inc. dated
              May 24, 2004

  10.8        Patent Transfer Agreement dated April 12, 2004,      Form SB-2/A filed October 8, 2004        10.5
              between Kiwa Bio-Tech Products (Shandong) Co.,
              Ltd. and China Agricultural University.

  10.9        Patent Transfer Contract, dated April 12, 2004,      Form SB-2/A filed November 23, 2004      10.5
              between Kiwa Bio-Tech Products Group Corporation
              and China Agricultural University

  10.10       Contract of Project of Venture Capital of            Form SB-2/A filed October 8, 2004        10.6
              Zoucheng  Science & Technology Plan (Contract No.:
              2004) among KIWA Bio-Tech Products (Shandong)
              Company,  Science & Technology  Bureau and Zoucheng
              Branch of China Commercial Bank of ICBC dated
              April 2004.

                                                                                                      Exhibit No. in
                                                                     Incorporated by Reference in      Incorporated
Exhibit No.                       Description                                  Document                  Document
  10.11       Contract of Project of Venture Capital of            Form SB-2/A filed October 8, 2004        10.7
              Zoucheng  Science & Technology Plan (Contract  No.
              2002) among KIWA Bio-Tech Products  (Shandong)
              Company,  Zoucheng Science  &  Technology   Bureau
              and  Zoucheng   Branch  of  China Commercial Bank
              of ICBC. dated November 2002.

  10.12       Contract of Project of Venture Capital of            Form SB-2/A filed November 23, 2004      10.7
              Zoucheng  Science & Technology Plan (Contract  No.
              2002) among KIWA Bio-Tech Products Group Limited,
              Zoucheng Municipal People's  Government Bureau and
              Zoucheng Branch of China Commercial Bank of ICBC
              dated May 26, 2002.

  10.13       PBC Project Investment Agreement between KIWA        Form 10-KSB filed April 13, 2005         10.13
              Bio-Tech Products Group Limited and Zoucheng
              Municipal Government dated June 25, 2002

  10.14       Employment   Agreement  dated  March  18,  2003      Form SB-2/A filed November 23, 2004      10.13
              between  Kiwa Bio-Tech Products Group and Lian jun
              Luo

  10.15       Employment   Agreement  dated  March  18,  2003      Form SB-2/A filed November 23, 2004      10.14
              between  Kiwa Bio-Tech Products Group and Bin Qu

  10.16       Convertible Loan Agreement dated October 20, 2003    Form SB-2/A filed October 8, 2004        10.8
              between China Star Investment Group and Kiwa
              Bio-Tech Products Group Ltd., as amended by letter
              agreement dated August 1, 2004

  10.17       Loan Agreement dated July 26, 2004 between China     Form SB-2/A filed November 23, 2004     10.15
              Star Investment Group and Kiwa Bio-Tech Products
              Group Corporation

  10.18       Commercial Lease Agreement dated April 1, 2004       Form SB-2/A filed October 8, 2004        10.10
              between Kiwa Bio-Tech Products Group Corporation
              and China Star Investment Company.

  10.19       Convertible Note Agreement dated September 23,       Form 10-QSB filed November 15, 2004      10.4
              2004 among Kiwa Bio-Tech Products Group
              Corporation and Young San Kim and Song N. Bang

  10.20       Amendment, dated April 7, 2005, to Convertible       Form 10-KSB filed April 13, 2005         10.20
              Note Agreement dated September 23, 2004 among Kiwa
              Bio-Tech Products Group Corporation and Young San
              Kim and Song N. Bang

  10.21       Common Stock Warrant dated September 23, 2004,       Form 10-QSB filed November 15, 2004      10.5
              issued by Kiwa Bio-Tech Products Group Corporation
              to Young San Kim

  10.22       Common Stock Warrant dated September 23, 2004,       10-QSB filed November 15, 2004           10.6
              issued by Kiwa Bio-Tech Products Group Corporation
              to Song N. Bang

                                                                                                      Exhibit No. in
                                                                     Incorporated by Reference in      Incorporated
Exhibit No.                       Description                                  Document                  Document
  10.23       Promissory Note of Kiwa Bio-Tech Products Group      Form 10-KSB filed April 13, 2005         10.23
              Corporation,  principal amount $400,000, issued to
              Cornell Capital Partners,  LP on January 4, 2005,
              as amended by letter  agreements dated March 21,
              2005 and April 5, 2005.

  21          List of Subsidiaries

  31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

  31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

  32.1        Certifications of Principal Executive Officer and
              Principal Financial Officer, pursuant to 18 U.S.C.
              1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

                    KIWA BIO-TECH PRODUCTS GROUP CORPORATION
                                  (Registrant)

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



/S/ LI WEI                  May 19, 2005    Chairman of Board of Directors
------------------                          and Chief Executive Officer
Wei Li


/S/ LIAN JUN LUO            May 19, 2005    Chief Financial Officer and Director
------------------
Lian jun Luo