Form 10QSB
period 2005-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2005-08-15
CIK 1159275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

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

           415 West Foothill Blvd, Suite 206, Claremont, CA 91711-2766

                    (Address of principal executive offices)

                    Issuer's telephone number: (909) 626-2358

              (Registrant's telephone number, including area code)

      17700 Castleton Street, Suite 589, City of Industry, California 91748

          (Former Name or Former Address, if changed since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 5, 2005, the Company had 53,935,930 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I  FINANCIAL INFORMATION............................................................................3

   ITEM 1. FINANCIAL STATEMENTS..........................................................................3
      Condensed Consolidated Balance Sheets..............................................................3
      Condensed Consolidated Statements of Operations (Unaudited)........................................4
      Condensed Consolidated Statement of Stockholders' Equity (Deficiency) (Unaudited)..................5
      Condensed Consolidated Statements of Cash Flows (Unaudited)........................................7
      Notes to Condensed Consolidated Financial Statements (Unaudited)...................................8
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....................................11
      Overview..........................................................................................18
      Major Customers and Suppliers.....................................................................18
      Trends and Uncertainties in Regulation and Government Policy in People's Republic of China........18
      Critical Accounting Policies And Estimates........................................................19
      Results of Operations for Three Months and Six Months Ended June 30, 2005 and 2004................20
      Liquidity and Capital Resources...................................................................22
      Inflation and Currency Matters....................................................................24
      Commitments and Contingencies.....................................................................25
      Off-Balance Sheet Arrangements....................................................................25
      Related Party Transactions........................................................................25
      Recent Accounting Pronouncements..................................................................26
   ITEM 3.  CONTROLS AND PROCEDURES.....................................................................27
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................28

PART II OTHER INFORMATION...............................................................................28

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..................................28
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................28
   ITEM 6. EXHIBITS.....................................................................................28

SIGNATURES..............................................................................................32

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets


           Kiwa Bio-Tech Products Group Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------
                                                                               June 30,         December 31,
                                                                                2005               2004
                                                                             (Unaudited)
                                                                            ---------------------------------
ASSETS
Current assets
    Cash and cash equivalents                                               $    658,052      $     17,049
    Accounts receivable                                                        1,241,724           963,403
    Other receivable                                                                  --           157,495
    Inventories                                                                   44,352            83,677
    Prepaid expenses                                                              77,933           131,600
    Other current assets                                                          30,290            26,340
-------------------------------------------------------------------------------------------------------------
Total current assets                                                           2,052,351         1,379,564
Property, plant and equipment:
    Buildings                                                                    986,965           986,965
    Machinery and equipment                                                      218,697           218,250
    Automobiles                                                                  101,321           101,321
    Office equipment                                                              55,990            49,688
    Computer software                                                              8,717             8,717
-------------------------------------------------------------------------------------------------------------
Property, plant and equipment - total                                          1,371,690         1,364,941
Less: Accumulated depreciation                                                  (148,794)         (109,847)
-------------------------------------------------------------------------------------------------------------
Property, plant and equipment - net                                            1,222,896         1,255,094
Construction in progress                                                          32,595            32,595
Intangible asset - net                                                           428,602           463,730
-------------------------------------------------------------------------------------------------------------
Total assets                                                                $  3,736,444      $  3,130,983
=============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expense                                    $    768,118      $    560,873
    Construction costs payable                                                   363,048           370,453
    Short-term loans                                                                  --            50,000
    Due to related parties                                                       323,472           128,885
    Convertible notes payable-unrelated party                                    443,798           312,104
    Current portion of bank notes payable                                         13,080            12,879
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                      1,911,516         1,435,194
Long-term liabilities, less current portion:
    Unsecured loans payable                                                    1,389,443         1,389,443
    Bank notes payable                                                            20,264            26,853
-------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                    1,409,707         1,416,296
Stockholders'  equity
Common stock - $0.001 par value
    Authorized 100,000,000 shares at June 30, 2005
    and December 31, 2004
    Issued and outstanding  49,135,930 shares and  40,873,711 shares at
    June 30, 2005 and December 31, 2004, respectively                             49,135            40,874

Preferred stock -$0.001 par value
    Authorized 20,000,000 shares at June 30, 2005
    and December 31, 2004
    Issued and outstanding nil shares at June 30, 2005
    and December 31, 2004                                                             --                --
Additional paid-in capital                                                     4,708,452         4,393,415
Deficit accumulated                                                           (4,342,366)       (4,154,796)
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       415,221           279,493
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  3,736,444      $  3,130,983
=============================================================================================================

     See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                             Three Months Ended June 30,         Six Months Ended June 30,
                                         -------------------------------     -------------------------------

                                              2005              2004              2005              2004
------------------------------------------------------------------------------------------------------------
Net sales                                $    607,611      $    239,759      $  1,018,303      $    293,217
    Cost of sales                             205,945            76,290           280,918           107,301
------------------------------------------------------------------------------------------------------------
Gross profit                                  401,666           163,469           737,385           185,916
Operating expenses:
    Consulting and professional fees          209,824            69,573           346,397            99,460
    Officers' compensation                     16,632            11,599            24,982            20,298
    General and administrative                114,334           201,444           362,134           275,988
    Research and development                    1,143            14,210             8,423            26,751
    Depreciation and amortization              21,694             8,397            51,189            17,535
    Reverse merger costs                           --            19,453                --         1,417,434
------------------------------------------------------------------------------------------------------------
Total costs and expenses                      363,627           324,676           793,125         1,857,466
------------------------------------------------------------------------------------------------------------
Operating profit (loss):                       38,039          (161,207)          (55,740)       (1,671,550)
Interest expense, net                         (66,842)         (595,748)         (134,246)         (735,651)
Other income                                    2,416                --             2,416                --
------------------------------------------------------------------------------------------------------------
Net income (loss)                        $    (26,387)     $   (756,955)     $   (187,570)     $ (2,407,201)
------------------------------------------------------------------------------------------------------------
Net income (loss) per common share
outstanding - basic and diluted          $     (0.001)     $     (0.021)     $     (0.004)     $     (0.072)
------------------------------------------------------------------------------------------------------------
Weighted average number of common
shares
outstanding - basic and diluted            47,776,005        35,669,259        44,771,631        33,617,015
------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders' Equity (Deficiency)(Unaudited)

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries Consolidated Statement of Stockholders' Equity (Deficiency)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Total
                                                                             Additional                       Stockholders'
                                                                              Paid-in      Accumulated            Equity
                                                        Shares      Amount    Capital        Deficits          (Deficiency)
---------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2004                               30,891,676    30,892    1,184,108     (1,426,123)         (211,123)
---------------------------------------------------------------------------------------------------------------------------
Shares retained by public shareholders in March
2004 reverse merger transaction                         4,038,572     4,038       (4,038)            --                --
---------------------------------------------------------------------------------------------------------------------------
Issuance of warrants valued at $0.54 per share
on March 30, 2004 in conjunction with March
2004 reverse merger transaction                                --        --      943,380             --           943,380
---------------------------------------------------------------------------------------------------------------------------
Issuance of stock options valued at $0.57 per
share on March 30, 2004 to consultant in
conjunction with March 2004 reverse
merger transaction                                             --        --      171,000             --           171,000
---------------------------------------------------------------------------------------------------------------------------
Beneficial conversion feature of convertible
note payable  funded on January 25, 2004                       --        --      500,000             --           500,000
---------------------------------------------------------------------------------------------------------------------------
Beneficial conversion feature of  convertible
note payable funded on April 7, 2004                           --        --      200,000             --           200,000
---------------------------------------------------------------------------------------------------------------------------
Restricted shares issued to a consultant for
services at $0.45 per share on May 24, 2004.               75,000        75       33,675             --            33,750
---------------------------------------------------------------------------------------------------------------------------
Shares issued upon conversion of convertible
notes payable at $0.25  per share on June 8,
2004                                                    2,800,000     2,800      697,200             --           700,000
---------------------------------------------------------------------------------------------------------------------------
Shares issued to China Agricultural University
in conjunction with April 2004 Patent Transfer
Agreement at $0.42 per share on July 19, 2004           1,000,000     1,000      419,000             --           420,000
---------------------------------------------------------------------------------------------------------------------------
Shares issued to consultant in conjunction with
July 2004 Standby Equity  Distribution
transaction at $0.001 per share on July 29, 2004           26,567        27          (27)            --               --
---------------------------------------------------------------------------------------------------------------------------
Shares issued for commitment  fee in  conjunction
with July 2004 Standby Equity Distribution
transaction at $0.001 per share on July 29, 2004          704,039       704         (704)            --               --
---------------------------------------------------------------------------------------------------------------------------
Shares issued to lawyer for legal services at
$0.014  per share on September 14, 2004                   892,857       893      124,107             --           125,000
---------------------------------------------------------------------------------------------------------------------------
Issuance of warrants on September 23, 2004 in
conjunction with September 2004 convertible
notes payable                                                  --        --       82,559             --            82,559
---------------------------------------------------------------------------------------------------------------------------
Shares issued to consultants for services at
$0.10  per share on October 1, 2004                       415,000       415       41,085             --            41,500
---------------------------------------------------------------------------------------------------------------------------
Issuance of restricted common stock to a
consultant as final compensation at $0.07  per
share on November 19, 2004                                 30,000        30        2,070             --             2,100
---------------------------------------------------------------------------------------------------------------------------
 Net loss for the year ended December 31, 2004                 --        --           --     (2,728,673)       (2,728,673)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                             40,873,711    40,874    4,393,415     (4,154,796)          279,493
-------------------------------------------------------------------------------------------------------------------------
Issuance of common stock to Cornell Capital
Partners,  Limited in the first half of 2005,
as first to nineteenth  repayments in conjunction
with Promissory Note dated January 4, 2005
(note 10)                                               8,262,219     8,261      172,621             --           180,882
-------------------------------------------------------------------------------------------------------------------------
Issuance of detachable warrants in conjunction
with the issuance of convertible promissory
notes to the holders in June 2005                              --        --       21,700             --            21,700
-------------------------------------------------------------------------------------------------------------------------
Beneficial conversion feature of the
convertible promissory notes funded in June 2005               --        --      106,666             --           106,666
-------------------------------------------------------------------------------------------------------------------------
Issuance of detachable warrants in conjunction
with the advance agreement with a director
dated May 23, 2005                                             --        --        8,633             --             8,633
-------------------------------------------------------------------------------------------------------------------------
Issuance of detachable warrants in conjunction
with the advance agreement with a related party
dated June 29, 2005                                            --        --        5,417             --             5,417
-------------------------------------------------------------------------------------------------------------------------
Net loss for six months ended June 30, 2005                    --        --           --       (187,570)         (187,570)
-------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005                                 49,135,930   $49,135   $4,708,452    $(4,342,366)        $ 415,221
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

---------------------------------------------------------------------------------------------------
                                                                             Six months Ended
                                                                                 June 30,
                                                                       ----------------------------
                                                                           2005            2004
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                               $  (187,570)    $(2,407,201)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Issuance of securities for reverse merger costs                             --       1,114,380
    Issuance of common stock for services                                       --          33,750
    Depreciation and amortization                                           74,075          37,727
    Amortization of detachable warrants                                     48,131              --
    Amortization of beneficial conversion feature                           27,333         700,000
     of convertible notes payable
    Changes in operating assets and liabilities:
    (Increase) decrease in :
        Accounts receivable                                               (278,321)       (190,924)
        Inventories                                                         39,325           5,888
        Prepaid expenses                                                    53,667              --
        Other current assets                                                (3,950)         14,833
        Due from related parties                                                --          30,574
    Increase (decrease)in:
        Accounts payable and accrued expenses                              190,465         136,993
        Construction cost payables                                          (7,405)           (638)
        Due to related parties                                             (30,634)        (28,980)
---------------------------------------------------------------------------------------------------
Net cash used in operating activities                                      (74,884)       (553,598)
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Other receivable                                                       157,495        (157,495)
    Purchase of property and equipment                                      (6,749)        (16,516)
---------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                        150,746        (174,011)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Decrease in restricted cash                                                 --         300,000
    Repayment of short-term loans                                          (50,000)       (283,930)
    Proceeds from convertible notes payable                                720,000         700,000
    Repayment of convertible notes payable                                (350,000)             --
    Proceeds from related parties                                          251,529              --
    Proceeds from long-term borrowings                                          --         326,415
    Repayment of long-term borrowings                                       (6,388)        (66,798)
---------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  565,141         975,687
---------------------------------------------------------------------------------------------------
Cash and cash equivalents:
   Net increase                                                            641,003         248,078
   Balance at beginning of period                                           17,049          48,730
Balance at end of period                                               $   658,052     $   296,808
---------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
Cash paid for interest                                                 $    22,327     $     7,085
Cash paid for taxes                                                    $        --     $        --
Non-cash investing and financing activities:
    Issuance of common stock as partial repayments in
        conjunction with promissory note dated January 4, 2005         $   180,822     $        --
---------------------------------------------------------------------------------------------------
    Beneficial conversion feature of convertible notes payable         $   106,666     $   700,000
---------------------------------------------------------------------------------------------------
    Issuance of detachable warrants in conjunction with issuance
        of convertible notes payable                                   $    35,750     $        --
---------------------------------------------------------------------------------------------------
    Issuance of common stock for convertible notes payable             $        --     $   700,000
---------------------------------------------------------------------------------------------------
    Transfer from convertible notes payable to due to related
             party                                                     $        --     $   100,000
---------------------------------------------------------------------------------------------------

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

Business - The Company's business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for the agricultural, natural resources and environmental protection markets, primarily in China. The Company intends to improve existing products and to develop new products. Activities to date have included conducting research and development, acquiring and developing intellectual property, raising capital, development of a manufacturing facility, identification of strategic acquisitions and marketing our products. The Company's first product, a photosynthesis biological catalyst, was introduced in the Chinese agricultural market in November 2003.

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

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004. The consolidated balance sheet as of December 31, 2004 is derived from the Company's audited financial statements.

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

The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

2. Significant accounting policies

Credit Risk - The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when amounts are not considered fully collectable. According to the Company's credit policy, the Company will provide a 100% bad debt allowance for the amounts outstanding over 365 days, which management believes is consistent with industry practice in the China region. Based on industry practice and the credit history of customers, the management of the Company believes the accounts receivable balance as of June 30, 2005 will be fully collected.

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants and convertible debt) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of June 30, 2005, potentially dilutive securities aggregated 21,213,760 shares of common stock. The loss per common share calculation for six months ended June 30, 2005 and 2004 reflect the March 2004 recapitalization of Kiwa Bio-Tech.

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

Translations of amounts from RMB into United States Dollar ("US$") were at approximately US$ 1.00 = RMB 8.28 for all periods presented. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate or at any other rate. Due to the stability of the RMB during the periods covered by the consolidated financial statements, no material exchange differences exist.

Stock Issued for Compensation and Financing - The Company periodically issues shares of common stock, options or warrants for services rendered or for financing costs. Stock issued to non-employees is valued based on the market price on the transaction date. With respect to stock options and warrants issued to non-employees, the Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the term of the loan period.

With respect to stock awards issued to employees, the Company has elected to continue to account for stock-based employee compensation plans utilizing the intrinsic value method. The provisions of SFAS No. 123 currently in effect allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Under the intrinsic value method, the compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock. The Company did not issue any stock options to its officers or management during six months ended June 30, 2005.

As of December 15, 2005, SFAS No. 123 and APB No. 25 will be superseded by SFAS No. 123R, which will require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005. See "Recent Accounting Pronouncements," below.

Reclassification from prior period financial statements - Certain prior period comparative figures have been reclassified to conform with the current period presentation.

3. Inventories

Inventories consisted of the following at June 30, 2005 and December 31, 2004:

--------------------------------------------------------------------------------
                                      June 30, 2005    December 31, 2004
                                        (unaudited)
Raw materials                              $23,597            $36,248
Work in progress                                --             32,295
Finished goods                              20,755             15,134
                                           -------            -------
Total                                      $44,352            $83,677
--------------------------------------------------------------------------------

4. Prepaid expenses

Prepaid expenses consisted of the following at June 30, 2005 and December 31, 2004:

--------------------------------------------------------------------------------
                                            June 30, 2005     December 31, 2004
                                             (unaudited)
Marketing service fee                         $ 21,252            $ 63,750
Fees for public relations and sourcing of       15,000              51,850
financing
Financing service fees                          40,150                  --
Others                                           1,531                  --
Place agent fee                                     --              16,000
                                        ----------------------------------------
Total                                         $ 77,933            $131,600
--------------------------------------------------------------------------------

5. Intangible asset

The Company's intangible asset as of June 30, 2005 consisted of the following:

--------------------------------------------------------------------------------
                 Expected         Gross             Accumulated    Intangible
           Amortization Period    Carrying Value    Amortization   asset,
                                                                   Net
--------------------------------------------------------------------------------
 Patent          8.5 years         $480,411         $51,809         $428,602
--------------------------------------------------------------------------------

The following table presents future expected amortization expense related to the patent:

                                  Amount
        2005                   $       28,260
        2006                           56,518
        2007                           56,518
        2008                           56,518
        2009                           56,518
        Thereafter                    174,270
                                      -------

                               $      428,602
                                      =======

6. Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the Phase I construction project based on the independent accountant's certification. All construction costs payable are scheduled to be fully paid in 2005.

7. Related Party Transactions

Amount due to related parties consisted of the following at June 30, 2005 and December 31, 2004:

------------------------------------------------------------------------------------
                                             June 30, 2005      December 31, 2004
                                 Notes        (unaudited)
Mr. Wei Li ("Mr. Li")             (i)                $ 170,581             $ 16,780
China Star Investment Group
("China Star")                    (ii)                 152,891              112,105
                                                       -------              -------
Total                                                $ 323,472             $128,885
                                                       -------              -------
------------------------------------------------------------------------------------

Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company. The balance due to Mr. Li primarily consists of a loan and operating expenses that Mr. Li paid on behalf of the Company.

On May 23, 2005, the Company entered into an advance agreement with Mr. Li for various advances amounting to $156,685. The advances are unsecured, bear interest at 12% per annum and will be due on November 22, 2005. The Company has also granted 783,423 shares of detachable warrants to Mr. Li.

Each warrant attached to the advances entitles Mr. Li to subscribe for one share of common stock of the Company at an exercise price equal to the closing quote of the Company's shares on the date of draw down, which ranged from $0.011 to $0.0481 per share. The warrants expire two years from the date of issue. None of the detachable warrants were exercised in the six months ended June 30, 2005. The intrinsic value of the detachable warrants at the time of their issuance was determined to be $8,633, calculated pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27. This intrinsic value has been recorded as a reduction to the advance and has been credited to additional paid-in capital, and is being amortized on the straight-line basis over the term of the loan with the amounts amortized being recognized as interest expense. Any unamortized discount remaining at the date of conversion of the advance will be recognized as interest expense in the period the conversion takes place.

(ii) China Star

China Star is a company which is 10% owned by a major stockholder of the Company. The balance due to China Star primarily consisted of a loan from China Star and operating expenses that China Star paid on behalf of the Company.

The original principal amount of the loan was $100,000 and was entered into in October 2003. The loan was scheduled to mature on October 20, 2004, and bears interest at 12% per annum, payable at maturity. As part of the loan terms, China Star had the right to convert the loan into shares of the Company's common stock at $0.25 per share at any time prior to the maturity date, subject to the Company completing a reverse merger transaction in the United States, which was accomplished in March 2004. China Star has waived this conversion right. This loan was fully paid on April 1, 2005.

On June 29, 2005, the Company entered into a new advance agreement with China Star for various advances in the aggregate of $94,845, made to the Company during second quarter of 2005. The advances are unsecured, bear interest at 12% per annum and will be due in six months from the date of the draw down. The Company has also granted detachable warrants to China Star to purchase 474,224 shares of common stock.

Each warrant attached to the advance entitles China Star to subscribe for one share of common stock of the Company at an exercise price equal to the closing quote of the Company's shares on the date of the draw down, which ranged from $0.009 to $0.03 per share. The warrants expire two years from the date of issue. None of the detachable warrants were exercised in the six months ended June 30, 2005. The intrinsic value of the detachable warrants at the time of their issuance was determined to be $5,417, calculated pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27. This intrinsic value has been recorded as a reduction to the advance and has been credited to additional paid-in capital, and is being amortized on the straight-line basis over the term of the loan with the amounts amortized being recognized as interest expense. Any unamortized discount remaining at the date of conversion of the advance will be recognized as interest expense in the period the conversion takes place.

8. Convertible notes payable

The balance of convertible notes payable as of June 30, 2005 and December 31, 2004 was $443,798 and $312,104, respectively.

10% Loan

On September 23, 2004, the Company entered into a convertible loan agreement for $350,000 with interest at 10% per annum (the "10% Loan"), and issued 1,050,000 detachable warrants. The lender is an unrelated party located in the United States. The 10% Loan was initially due on March 23, 2005, but the final maturity date was subsequently extended by agreement to April 21, 2005. The Company did not repay the 10% Loan by the extended maturity date. Prior to June 8, 2005, the Company made payments to the lender in the amount of $359,991, which included a penalty interest payment. On June 8, 2005, the Company signed a Payment Acknowledgment and Release with the lender in which the lender acknowledged full satisfaction of the 10% Loan and released the Company from all liability under the 10% Loan.

Each warrant attached to the 10% Loan entitles the holder to subscribe for one share of common stock of the Company at an exercise price of $0.20 per share through September 23, 2007. None of the detachable warrants were exercised in the six months ended June 30, 2005. The intrinsic value of the detachable warrants at the time of their issuance was determined to be $82,559, calculated pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27. This intrinsic value has been recorded as a reduction to the advance and has been credited to additional paid-in capital, and is being amortized on the straight-line basis over the term of the loan with the amounts amortized being recognized as interest expense. Any unamortized discount remaining at the date of conversion of the advance will be recognized as interest expense in the period the conversion takes place.

In connection with the 10% Loan, the Company recorded deferred debt issuance costs of $32,000, consisting of the direct costs incurred for the issuance of the convertible loan. Debt issuance costs were amortized on the straight-line method over the term of the 10% Loan, with the amounts amortized being recognized as interest expense.

Promissory Note with Cornell Capital Partners, LP

On January 4, 2005, as amended by letter agreements dated March 21, 2005 and April 5, 2005, the Company completed a loan transaction pursuant to which the Company received an advance of $400,000 (before deduction of expenses and fees) from Cornell Capital Partners, LP ("Cornell Capital") in exchange for the issuance by the Company of a promissory note in the original principal amount of $400,000 (the "Cornell Note"). The Cornell Note bears interest at a rate of 10% per annum and has a term of 290 days. The Company's obligations under the Cornell Note may be paid from, among other funds, the proceeds the Company receives pursuant to the Standby Equity Distribution Agreement entered into with Cornell Capital on July 6, 2004, described in Note 10. Pursuant to the terms of the Cornell Note, the Company deposited in escrow 39 requests for advances under the Standby Equity Distribution Agreement in the amount of $10,000 each and one request in the amount of $29,589, as well as sufficient shares of the Company's Common Stock registered pursuant to the Company's Registration Statement No. 333-117868, to cover the advances. An attorney will serve as escrow agent in connection with the advance notices and shares to be deposited in escrow pursuant to the Cornell Note. Unless the Cornell Note is repaid by the Company, the escrow agent will release such requests for advances to Cornell Capital every seven days commencing on January 17, 2005 and Cornell Capital may then, at its discretion, apply the proceeds from the advance to the outstanding balance on the Cornell Note. As of June 30, 2005, the escrow agent had released 19 such advances for an aggregate of 8,262,219 shares of common stock. The balance due on the Cornell Note as of June 30, 2005 was $219,118.

The Cornell Note contains customary events of default and permits Cornell Capital to accelerate the maturity of the full principal amount together with interest and other amounts owing upon the occurrence of such events of default.

12% Loans

On May 30, 2005 and June 16, 2005, the Company entered into three convertible promissory note agreements for the aggregate of $320,000 with interest at 12% per annum (the "12% Loans"), and issued 1,600,000 detachable warrants. The lenders are unrelated parties located in the United States. The 12% Loans will be due in 3 months from date of draw down, but the Company has an option to extend the term for another three months. The 12% Loans are secured by the Company's assets. Mr. Li has provided personal guarantees for the 12% Loans. As part of the loan terms, the lenders have the right to convert the 12% Loans into shares of the Company's common stock at any time prior to the maturity. The conversion price is based on 75% of the closing quote of the Company's common stock on the date of conversion. However, the Company has the right in its sole discretion to redeem the 12% Loans in whole or in part for 125% of the face amount plus accrued interest.

Each warrant attached to the 12% Loans entitles the holder to subscribe for one share of common stock of the Company at an exercise price equal to the closing quote of the Company's shares on the date of draw down, which ranged from $0.018 to $0.023 per share. The warrants expire two years from the date of issue. None of the detachable warrants were exercised in the six months ended June 30, 2005. The intrinsic value of the detachable warrants at the time of their issuance was determined to be $21,700, calculated pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27.

The fair value of the beneficial conversion feature of the 12% Loan was determined to be $106,666, based on a formula that takes the lower of outstanding loan principal and the difference between the conversion price and the fair market value of the Company's common stock. The fair value of $106,666 was recorded as a reduction to convertible notes payable and will be charged to operations as interest expense from the date of draw down through the date of maturity, which resulted in a charge to operations of $27,333 during the quarter ended June 30, 2005.

In connection with the 12% Loans, the Company recorded deferred debt issuance costs of $16,000, consisting of the direct costs incurred for the issuance of the convertible loan. Debt issuance costs are being amortized on the straight-line method over the term of the 12% Loans, with the amounts amortized being recognized as interest expense. Any unamortized debt issuance costs remaining at the date of conversion of the 12% Loans will be recognized as interest expense in the period the conversion takes place.

9. Unsecured loans payable

Unsecured loans payable including current portion consisted of the following at June 30, 2005 and December 31, 2004:

---------------------------------------------------------------------------------------------------
                                                                         June 30,     December 31,
                                                                           2005           2004
                                                                       (unaudited)
---------------------------------------------------------------------------------------------------
Unsecured loan payable to Zoucheng Municipal                (Note)
Government, non-interest bearing, becoming due within
three years from Kiwa-SD's first  profitable year on a
formula basis,  interest has not been imputed due to
the undeterminable repayment date                                       $1,087,390     $1,087,390
---------------------------------------------------------------------------------------------------
Unsecured  loan payable to Zoucheng  Science &
Technology Bureau, non-interest bearing, it is due in
Kiwa-SD's first profitable year, interest has not been
imputed due to the undeterminable repayment date                           302,053        302,053
---------------------------------------------------------------------------------------------------
Total                                                                   $1,389,443     $1,389,443
---------------------------------------------------------------------------------------------------

Note: The unsecured loan payable consists of amounts borrowed under a project agreement with Zoucheng Municipal Government, whereby the Company is allowed to borrow up to $1.2 million. According to the project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of $58,696 per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of June 30, 2005, the Company invested approximately $1.4 million for the project. Management believes that neither the Company nor management will be liable for compensation or penalty if such commitment is not fulfilled.

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

10. Equity-Based Transactions
(a) Authorized share capital

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

(b) Issued and outstanding share capital

From January 1, 2004 to June 30, 2005, the Company has engaged in the following equity-based transactions:

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

On May 24, 2004, the Company entered into a contract with Cinapsys Inc. to provide investor relations services. The engagement was for a period of twelve months and provided for a monthly retainer of $4,000 and the issuance of 75,000 shares of common stock. The Company recorded a prepaid expense of $33,750 based on the closing price of its common stock on the effective date of the agreement. On September 27, 2004, the Company terminated the engagement letter with Cinapsys Inc. according to the termination clause and the Board of Directors authorized the issuance of the above 75,000 shares of common stocks to Cinapsys Inc. Accordingly, the prepaid expense was written off in 2004.

On July 6, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital. Under the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically issue and sell to Cornell Capital common stock for a total purchase price of up to $10,000,000, subject to further limitations noted in the next paragraph. The purchase price for the shares is equal to 99% of the market price, which is defined in the Standby Equity Distribution Agreement as the lowest volume weighted average price of the common stock during the five trading days following the notice date. Cornell Capital received a one-time commitment fee of 704,039 shares of the Company's common stock following execution of the Agreement on July 29, 2004, which was treated as a reduction of the proceeds. Cornell Capital will be paid a fee equal to 4% of each advance, to be retained from each advance. As a result, our proceeds from the sale of shares under the Standby Equity Distribution Agreement will be equal to 95% of the market price, calculated as described above. In connection with the Standby Equity Distribution Agreement, the Company also entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. On July 29, 2004, the Company paid Newbridge Securities Corporation a one-time placement agent fee of 26,567 shares of common stock with a value of approximately $10,000 based on the volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the date of the Placement Agent Agreement which was treated as a reduction of the proceeds. The Company registered the shares of common stock issuable under the Standby Equity Distribution Agreement for resale by Cornell Capital pursuant to a Registration Statement on Form SB-2 (No. 333-117868), which was declared effective by the SEC in December 2004.

The amount of stock the Company may sell under the Standby Equity Distribution Agreement at one time is subject to a maximum advance amount of $500,000, with no cash advance occurring within seven trading days of a prior advance, and the Company may not request cash advances if the shares to be issued in connection with an advance would result in Cornell Capital owning more than 9.9% of the Company's outstanding common stock. Based on the Company's current outstanding shares of 49,135,930, it could not issue shares under the Standby Equity Distribution Agreement if it would result in Cornell Capital owning more than 4,864,457 shares. Assuming a price of $0.0102 per share, and the closing price of the Company's common stock on August 5, 2005, the issuance of 4,864,451 shares under the Standby Equity Distribution Agreement would result in proceeds to the Company of approximately $49,617 after taking into account fees and discounts.

On September 14, 2004, the Company issued 892,857 shares of common stock to Stubbs Alderton and Markiles, LLP, with an aggregate value of $125,000, as payment for legal fees incurred during 2004.

On October 1, 2004, the Company entered a Consulting Agreement with Amy L.Yi to provide investor relations services. The engagement was for a period of six months and provided for the issuance of 200,000 shares of common stock. The Company recorded a prepaid expense of $20,000 based on the closing price of its common stock on the effective date of the agreement and amortized such amount to operations over the six month contract period.

On October 1, 2004, the Company entered a Consulting Agreement with Robert Sullivan to provide investor relations services. The engagement was for a period of three months and provided for the issuance of 165,000 shares of common stock. The Company recorded a prepaid expense of $16,500 based on the closing price of its common stock on the effective date of the agreement and amortized such amount to operations over the three month contract period.

On October 1, 2004, the Company entered a Consulting Agreement with Barry R. Clark to provide investor relations services. The engagement was for a period of four months and provided for the issuance of 200,000 shares of common stock. The Company recorded a prepaid expense of $20,000 based on the closing price of its common stock on the effective date of the agreement and had been amortizing such amount to operations over the four month contract period. After one month of service, the Company terminated the engagement with Barry R. Clark according to the termination clause and the Board of Directors authorized the cancellation of certificates representing 150,000 shares of stock issued to Barry R. Clark and the issuance of 30,000 shares of restricted stock to Barry R. Clark as final compensation, which was recognized as consulting expenses as of December 31, 2004.

On January 4, 2005, as amended by letter agreements dated March 21, 2005 and April 5, 2005, the Company completed a loan transaction pursuant to which the Company received an advance of $400,000 (before deduction of expenses and fees) from Cornell Capital in exchange for the issuance by the Company of a promissory note in the  original  principal  amount of  $400,000.  In the first and  second quarters of 2005, the Company issued 4,549,831 and 3,712,388 shares, respectively, to repay Cornell Capital $180,882 in accordance with the requests of Cornell Capital under the Standby Equity Distribution Agreement. The balance due to Cornell Capital on the promissory note as of June 30, 2005 was $219,118.

(c)      Option

On June 3, 2004, a majority of the Company's stockholders approved the adoption of the Company's 2004 Stock Incentive Plan (the "Plan"). The plan reserved 1,047,907 shares of the Company's common stock for the issuance of stock options and stock purchase rights under the Plan, of which not more than 350,000 shares may be granted to any participant in any fiscal year.

The options granted under of the Plan will expire ten years from the date of grant. The options which are not issued to an officer, a director or a consultant will become exercisable at least as rapidly as 20% per year over the five-year period commencing on the date of grant. As of June 30, 2005 and December 31, 2004, no stock options or stock purchase rights had been granted under the Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements.
Forward-looking statements reflect management's current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, technological developments in ag-biotechnology, the amount that the Company invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, competition, management of growth, potential fluctuations in operating results, international growth and expansion, outcomes of legal proceedings and claims, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions, and strategic transactions, and risks of fulfillment throughput and productivity. These risks and uncertainties describe some, but not all, of the factors that could cause actual results to differ significantly from management's expectations.

Overview

The Company's business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for the agricultural, natural resources and environmental protection markets, primarily in China. The Company intends to improve existing products and to develop new products. Activities to date have included conducting research and development, acquiring and developing intellectual property, raising capital, development of a manufacturing facility, identification of strategic acquisitions and marketing our products . The Company's first product, a photosynthesis biological catalyst, was introduced in the Chinese agricultural market in November 2003.

Major Customers and Suppliers:

Two customers accounted for 52% and 47%, respectively, of our net sales for the three months ended June 30, 2005 and three customers accounted for 38%, 32% and 28%, respectively, of our net sales for the six months ended June 30, 2005. Three customers accounted for 54%, 9% and 6%, respectively, of our net sales for the three months ended June 30, 2004 and 62%, 7% and 5%, respectively, of our net sales for the six months ended June 30, 2004.

Three suppliers accounted for 53%, 38% and 6%, respectively, of our purchases of raw materials for the three months ended June 30, 2005 and 48%, 34%, and 6%, respectively, of our purchases of raw materials for the six months ended June 30, 2005. Three suppliers accounted for 19%, 15% and 13%, respectively, of our purchases of raw materials for the six months ended June 30, 2004 and 18%, 15%, and 13%, respectively, of our purchases of raw materials for the six months ended June 30, 2004. The raw materials used in our products are available from a variety of alternative sources.

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

GENERAL FISCAL AND MONETARY POLICY CHANGES IN CHINA

In 2004, China adopted restricted fiscal and monetary policies to fight potential inflation. However, "People's Daily," the most popular state-owned newspaper in China, stated on August 10, 2004 that the agricultural sector is one of a few industries which will continue to enjoy expansionary policy. The article noted that the Chinese government will continue to increase investment in agricultural development. We have previously benefited from these policies, as evidenced by our receipt of non-interest bearing loans from the government in the amount of approximately $1,510,264 from November 28, 2002 to March 31, 2005. As the government further increases investment in the agricultural sector, we expect that similar loans or other favorable financing programs will be available to us in the future, which we anticipate will assist us with managing liquidity and capital resources during our growth period. However, if these financing programs are not available in the future, we may have to borrow on terms which are less favorable to us, or we may not be able to borrow additional funds at all on terms which are acceptable.

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

FOREIGN EXCHANGE POLICY CHANGES

China is considering allowing its currency to be freely exchangeable for other major currencies. On July 21, 2005, the People's Bank of China announced it will appreciate the RMB, increasing the RMB-US$ exchange rate from approximately US$
1.00 = RMB 8.28 to approximately US$ 1.00 = RMB 8.11. This change will result in greater liquidity for revenues generated in RMB. We would benefit by having easier access to and greater flexibility with capital generated in and held in the form of RMB. The majority of our assets are located in China and most of our earnings are currently generated in China, and are therefore denominated in RMB. Changes in the RMB-US$ exchange rate will impact our reported results of operations and financial condition. In the event that RMB appreciates over the next year as compared to the US$, our earnings will benefit from the appreciation of the RMB. However, if we have to use US$ to invest in our Chinese operations, we will suffer from the depreciation of US$ against the RMB. On the other hand, if the value of the RMB were to depreciate compared to the US$, then our reported earnings and financial condition would be adversely affected when converted to US$.

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

ACCOUNTS RECEIVABLE. We perform ongoing credit evaluations of our customers by analyzing historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns, and will provide a bad debt allowance for amounts outstanding over 365 days.

We believe that the accounts receivable balance at June 30, 2005 is fully collectible. Our belief is based on industry practices in the China region and those of our competitors, our ongoing relationships and our payment experience with our customers. As of June 30, 2005, all accounts receivable were less than one year old and we have no indication of insolvency from any of our customers.

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

REVENUE RECOGNITION. We recognize revenue in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 104, "Revenue Recognition". Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title.

IMPAIRMENT OF ASSETS. Our long-lived assets consist of property and equipment and intangible assets. At June 30, 2005, the net value of property and equipment and intangible assets was $1,222,896 and $428,602, respectively, which represented approximately 32.4% and 11.4% of our total assets, respectively.

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

Results of  Operations  for Three  Months and Six Months Ended June 30, 2005 and
2004

NET SALES. Net sales for the three months ended June 30, 2005 were $607,611, an increase of $367,852 or 153%, from $239,759 for the three months ended June 30, 2004. The increase in net sales during the period resulted from the increased number of local and foreign customers in Southeast Asia.

Net sales for the six months ended June 30, 2005 were $1,018,303, an increase of $725,086 or 247%, from $293,217 for the six months ended June 30, 2004. The increase in net sales during the period resulted from the increased number of local and foreign customers in Southeast Asia.

COST OF SALES. Costs of sales were $205,945 and $76,290 for the three months ended June 30, 2005 and 2004, respectively. The increase of $129,655, or 170%, in cost of sales was primarily due to increased material costs, which resulted from increased sales.

Costs of sales were $280,918 and $107,301 for the six months ended June 30, 2005 and 2004, respectively. The increase of $173,617 or 162%, in cost of sales was primarily due to increased material costs, which resulted from increased sales.

GROSS PROFIT. Gross profit was $401,666 and $163,469, representing a profit margin of 66% and 68% for the three months ended June 30, 2005 and 2004, respectively. This represents a 146% increase in gross profit of $238,197.

Gross profit was $737,385 and $185,916, representing a profit margin of 72% and 63% for the six months ended June 30, 2005 and 2004, respectively. This represents a three-fold increase in gross profit of $551,469.

CONSULTING AND PROFESSIONAL FEES. Consulting and professional fees were $209,824 and $69,573 for the three months ended June 30, 2005 and 2004, respectively, representing an increase of $140,251 or 202%. Consulting and professional fees were $346,397 and $99,460 for the six months ended June 30, 2005 and 2004, respectively, representing an increase of $246,937 or 248%. The increase in consulting and professional fees in both periods is primarily attributable to consulting and professional fees paid on behalf of Cornell Capital for finance and investor relations services. Fees to accountants, lawyers and other fees associated with operating a public company also contributed to the increase in consulting and professional fees in the first half of 2005.

OFFICERS' COMPENSATION. Officers' compensation increased by $5,033 or 43% to $16,632 for the three months ended June 30, 2005 as compared to $11,599 for the three months ended June 30, 2004. The increase is primarily because of the salary adjustment of certain officers and a performance bonus to an officer in 2005.

Officers' compensation increased by $4,684 or 23% to $24,982 for the six months ended June 30, 2005 as compared to $20,298 for the six months ended June 30, 2004. The increase is primarily because of the salary adjustment of certain officers and a performance bonus to an officer in 2005.

GENERAL AND ADMINISTRATIVE. General and administrative expense was $114,334 for the three months ended June 30, 2005, as compared to $201,444 for the same period of 2004, a decrease of $87,110 or 43%, primarily as a result of the decrease of entertainment expenses and insurance expenses during the second quarter of 2005.

General and administrative expense was $362,134 for the six months ended June 30, 2005, as compared to $275,988 for the same period of 2004, an increase of $86,146 or 31%, primarily as a result of increased marketing expenses commensurate with enhanced sales volume and increased personnel-related costs in China reflecting an increased level of business activity and increased costs associated with being a public company.

General  and  administrative  expenses  mainly  include  salaries,   travel  and
entertainment, rent, office expense, telephone expense and insurance costs.

RESEARCH AND DEVELOPMENT. Research and development expense decreased $13,067, or 92%, to $1,143 for the three months ended June 30, 2005, as compared to $14,210 for the three months ended June 30, 2004. The decrease is due to reduction of field testing fees for new products.

Research and development expense decreased $18,328, or 69%, to $8,423 for the six months ended June 30, 2005, as compared to $26,751 for the six months ended June 30, 2004. The decrease is due to reduction of field testing fees for new products.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, excluding depreciation and amortization included in cost of sales, increased $13,297, or 158%, to $21,694 for the three months ended June 30, 2005, as compared to $8,397 for the three months ended June 30, 2004. Depreciation and amortization, excluding depreciation and amortization included in cost of sales, increased $33,654, or 192%, to $51,189 for the six months ended June 30, 2005, as compared to $17,535 for the six months ended June 30, 2004. The increase in both periods is primarily attributable to depreciation expense in respect of the patent we finished acquiring in August 2004.

INTEREST INCOME  (EXPENSE).  Interest  expense  decreased  $528,906,  or 89%, to
$66,842 for the three months ended June 30, 2005, as compared to interest expense of $595,748 for the three months ended June 30, 2004. Interest expense decreased $601,405, or 82%, to $134,246 for the six months ended June 30, 2005, as compared to interest expense of $735,651 for the six months ended June 30, 2004. This decrease in both periods is due to the termination of the conversion feature of a convertible note that was converted to common stock on June 8, 2004, which the Company had previously amortized as interest expense.

OTHER INCOME. Other income increased $2,416 from nil, for the three months and six months ended June 30, 2005 as compared to the same periods in 2004. The increase arose from a grant from the municipal government in Shandong Province, China, during 2005.

NET INCOME (LOSS). We experienced a net loss of $26,387 for the three months ended June 30, 2005 compared to a net loss of $756,955 for the three months ended June 30, 2004. The decrease of $730,568 or 97% in the current period as compared to second quarter 2004 is primarily due to the decrease of interest expense resulting from the termination of the conversion feature of a convertible note that was converted to common stock on June 8, 2004 and increases in revenue.

Net loss decreased $2,219,631 to $187,570 for the six months ended June 30, 2005 as compared to $2,407,201 for the six months ended June 30, 2004. The decrease in net loss in the current period as compared to the first half of 2004 is primarily due to non-recurring costs of the reverse merger equal to $1,417,434 and the decrease of interest expense resulting from the termination of the conversion feature of a convertible note that was converted to common stock on June 8, 2004.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the six months ended June 30, 2005, we raised $971,529 in debt financing.

We will require additional capital to fund our business plan and develop our manufacturing facility, and have not generated sufficient revenues from our operations for such purposes. We anticipate the need to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in this regard. There can be no assurances that we will be able to obtain sufficient funds to allow us to continue executing our planned expansion of our operations in the next year.

In November 2002 and June 2003, we entered into two bank loans for two auto purchases with a local bank in Beijing, China in the amounts of $38,663 and $25,498, with interest rates of 5.32% and 5.02%, respectively. The interest rates have increased to 5.50% and 5.76%, respectively. The maturity dates are October 2007 and March 2008, respectively. As of June 30, 2005, the outstanding balances of these loans were $14,024 and $19,320, respectively.

In October 2003, we entered into a convertible loan agreement with China Star Investment Group ("China Star") pursuant to which we borrowed $100,000 from China Star. The loan bears interest at the rate of 12% per annum and was originally due and payable in October 2004. China Star has waived this conversion right. The loan was fully repaid in April 2005. On June 29, 2005, the Company entered a new advance agreement with China Star for various advances in the aggregate of $94,845, made to the Company during the second quarter of 2005. The advances are unsecured, bear interest at 12% per annum and will be due in six months from the date of draw down. The Company has also granted detachable warrants to China Star for 474,224 shares of common stock. As of June 30, 2005, the total outstanding balance to China Star under the loan and for other obligations was $152,891.

On September 23, 2004, the Company entered into a convertible loan agreement for $350,000 with interest at 10% per annum (the "10% Loan"), and issued 1,050,000 detachable warrants. The lender is an unrelated party located in the United States. The 10% Loan was initially due on March 23, 2005, but the final maturity date was subsequently extended by agreement to April 21, 2005. The Company did not pay the 10% Loan by the extended maturity date and the lenders declared it in default. Prior to June 8, 2005, the Company made payments to the lender in the amount of $359,991, which included a penalty interest payment. On June 8, 2005, the Company signed a Payment Acknowledgment and Release with the lender in which the lender acknowledged full satisfaction of the 10% Loan and released the Company from all liability under the 10% Loan.

On January 4, 2005, we issued a promissory note in the original principal amount of $400,000 to Cornell Capital that will be automatically repaid with cash proceeds from the sale of our common stock under our Standby Equity Distribution Agreement unless we elect to pay earlier from other sources. The note bears interest at a rate of 10% per annum and has a term of 290 days.

On May 30, 2005 and June 16, 2005, the Company entered into three convertible promissory note agreements for the aggregate of $320,000 with interest at 12% per annum (the "12% Loans"), and issued 1,600,000 detachable warrants. The lenders are unrelated parties located in the United States. The 12% Loans will be due in 3 months from date of draw down, but the Company has an option to extend the term for another three months. The 12% Loans are secured by the Company's assets. Mr. Li has provided personal guarantees for the 12% Loans. As part of the loan terms, the lenders have the right to convert the 12% Loans into shares of the Company's common stock at any time prior to the maturity. The conversion price is based on 75% of the closing quote of the Company's common stock on the date of conversion.

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

As of June 30, 2005, we had obtained non-interest bearing loans from the Chinese local government of approximately $1,510,264, of which $1,389,443 is currently outstanding. We are required to begin repayment of the outstanding balance of the loans in the first year after our Chinese subsidiary reaches an accumulative profit position. The entire balance is to be fully repaid within three years thereafter.

At June 30, 2005 and December 31, 2004, we had cash of $658,052 and $17,049 respectively. At June 30, 2005 and 2004, our net working capital (deficiency) was $140,835 and ($55,630), respectively, reflecting current ratios of 1.07:1 and 0.96:1, respectively, at such dates.

During the six months ended June 30, 2005, our operations used cash of $74,884, as compared to $553,598 used for the six months ended June 30, 2004, as a result of the improved business activity.

During the six months ended June 30, 2005 we generated $150,746 in cash from investing activities which was the result of collections due from other receivables, offset in part by the purchase of property and equipment, as compared to $174,011 in cash from investing activities for the six months ended June, 2004.

During the six months ended June 30, 2005, we generated $565,141 in cash from financing activities, consisting of the proceeds from convertible notes payable of $720,000 and loans advanced from related parties of $251,529, offset in part by the repayment of a short-term loan of $50,000, convertible notes payable of $350,000 and long-term borrowings of $6,388. During the six months ended June 30, 2004, we generated $975,687 in cash from financing activities through increases in convertible loans and long-term borrowings.

We continue to develop our manufacturing facility and have invested approximately $1,397,536 in Phase I of our new manufacturing facility, including $986,965 in buildings and $218,698 in equipment. We estimate that the total investment for the completion of Phases II and III of the construction of our manufacturing facility will be at least $2.5 million.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. We conduct virtually all of our business in China and, accordingly, the sale of our products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the US$ would adversely affect our financial performance when measured in US$. Although prior to 1994 the RMB experienced significant devaluation against the US$, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People's Bank of China. The exchange rate was approximately US$ 1.00 to RMB 8.28 at June 30, 2005 and December 31, 2004. On July 21, 2005,
the People's Bank of China announced that it will appreciate the RMB, increasing the US$-RMB exchange rate to approximately US$ 1.00 = RMB 8.11. This change will result in greater liquidity for revenues generated in RMB. We would benefit by having easier access to and greater flexibility with capital generated in and held in the form of RMB in future.

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

Commitments and Contingencies

We have the following material contractual obligations:

Operating lease commitments - The Company previously leased an office in Beijing under an operating lease that expired in April 2005 with an aggregate monthly lease payment of approximately $2,882. This operating lease was replaced by another operating lease expiring in March 2008 with an aggregate monthly lease payment of approximately $4,933. Rent expense under the operating lease for three months and six months ended June 30, 2005 was $10,001 and $18,647, respectively.

The Company previously leased an office in the United States under a commercial lease agreement with China Star expiring in June 2005 with an aggregate monthly lease payment of approximately $2,560. This operating lease was replaced by another operating lease with a third party expiring in June 2008 with an aggregate monthly lease payment of approximately $1,000. Pursuant to the lease agreements, rent expense for three months and six months ended June 30, 2005 was $7,680 and $15,360, respectively. At June 30, 2005, the remaining minimum lease payments amounted to $35,236.

Off-Balance Sheet Arrangements

At June 30, 2005 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

China Star is a company which is 10% owned by a major stockholder of the Company. The balance due to China Star at June 30, 2005 and December, 31, 2004 was $152,891 and $112,105, respectively, which primarily consisted of a loan from China Star and operating expenses that China Star paid on behalf of the Company. The original principal amount of the loan was $100,000 and was entered into in October 2003. The loan was scheduled to mature on October 20, 2004, and bears interest at 12% per annum, payable at maturity. As part of the loan terms, China Star had the right to convert the loan into shares of the Company's common stock at $0.25 per share at any time prior to the maturity date, subject to the Company completing a reverse merger transaction in the United States, which was accomplished in March 2004. China Star has waived this conversion right. The final maturity date has been subsequently extended to August 31, 2005. On June 29, 2005, the Company entered into a new advance agreement with China Star for various advances in the aggregate of $94,845, made to the Company during 2nd quarter of 2005. The advances are unsecured, bear interest at 12% per annum and will be due in six months from the date of draw down. The Company has also granted 474,224 shares of detachable warrants to China Star.

The balance due to the Company's Chief Executive Officer, Mr. Wei Li ("Mr. Li"), is primarily consisted of a loan and the operating expenses that Mr. Li paid on behalf of the Company.

On May 23, 2005, the Company entered into an advance agreement with Mr. Li for various advances amounting to $156,685. The advances are unsecured, bear interest at 12% per annum and will be due on November 22, 2005. The Company has also granted 783,423 shares of detachable warrants to Mr. Li.

Mr. Li also executed a guarantee of repayment of the 10% Loan and the 12% Loans (described at Note 8 to the Financial Statements and under "Liquidity and Capital Resources"). On August 5, 2005, the balance remaining on the 10% Loan and 12% Loans was nil and $320,000, respectively.

Recent Accounting Pronouncements

In September 2004, Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-08 ("EITF 04-08"), "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." Under current interpretations of FASB No. 128, "Earnings per Share," issuers of contingently convertible debt instruments ("Co-Cos") generally exclude the potential common stocks underlying the Co-Cos from the calculation of diluted earnings per share until the underlying common stock achieves a specified price target, or other contingency is met. EITF 04-08 requires that Co-Cos should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. We do not anticipate that the adoption of EITF 04-08 will have a significant effect on our earnings or financial position.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in its three months ending March 31, 2006. Under SFAS No. 123R, The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R, and it expects that the adoption of SFAS No. 123R will have no material impact on the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment of ARB No. 43, Chapter 4, which would be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We do not anticipate that the adoption of SFAS No. 151 will have a significant effect on our earnings or financial position.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We plan to evaluate the level of our internal controls, identify certain possible matters involving internal control deficiencies and adopt remedial measures according to the COSO framework in 2005 with the assistance of a professional internal control consultant. We believe we can meet the requirements as defined in Section 404 of Sarbanes-Oxley Act of 2002 by the end of 2006.

                            PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The advance agreements with attached warrants with Mr. Wei Li and with China Star Investment Group, and the 12% convertible notes with attached warrants (all described in Note 7 and 8to the Financial Statements) were unregistered sales under the Securities Act. All of these securities were issued in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on June 24, 2005. At the meeting, the following nominees were elected, each to hold office until his successor is elected or qualified:

DIRECTORS                         For             Against          Abstain
                                  ---             -------          -------
Wei Li                         38,704,252            4,200           --
Lian jun Luo                   38,704,252            4,200           --
James Nian Zhan                38,674,252           34,200           --
Da chang Ju                    38,708,252              200           --
Yun long Zhang                 38,708,252              200           --

The ratification of the selection of Grobstein, Horwath & Company, LLP as the Company's independent auditors for the fiscal year ending December 31, 2005, was approved by the following vote:

   For                           Against                             Abstain
   ---                           -------                             -------
38,647,252                        61,000                               200

ITEM 6. EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-B.


                                                                                                      Exhibit No. in
Exhibit                                                               Incorporated by Reference in      Incorporated
  No.                             Description                                  Document                  Document
   3.1        Certificate of Incorporation, effective as of July     Form 8-K filed on July 23 2004            3.1
              21, 2004.

   3.2        Bylaws, effective as of July 22, 2004.                 Form 8-K filed on July 23, 2004           3.2

  10.1        Payment Acknowledgment and Release, dated June 8,
              2005, among Kiwa Bio-Tech Products Group
              Corporation and Young San Kim and Song N. Bang


                                                                                                      Exhibit No. in
Exhibit                                                               Incorporated by Reference in      Incorporated
  No.                             Description                                  Document                  Document
  10.2        Advance Agreement, dated May 23, 2005, between
              Kiwa Bio-Tech Products Group Corporation and Mr.
              Wei Li.

  10.3        Promissory Note of Kiwa Bio-Tech Products Group        Form 8-K/A filed on August 12,           10.1
              Corporation, principal amount $150,000, issued to      2005
              Donald Worthly dated May 30, 2005, as amended
              June 1, 2005.

  10.4        Promissory Note of Kiwa Bio-Tech Products Group        Form 8-K/A filed on August 12,           10.2
              Corporation, principal amount $70,000, issued to       2005
              Gertrude Yip dated May 30, 2005, as amended.

  10.5        Promissory Note of Kiwa Bio-Tech Products Group        Form 8-K/A filed on August 12,           10.3
              Corporation,  principal  amount  $100,000,  issued     2005
              to Hiro Sugimura and Elaine Sugimura dated
              June 16, 2005.

  10.7        Advance Agreement, dated June 29, 2005, between
              Kiwa Bio-Tech Products (Shandong) Co. Ltd. and
              China Star Investment Management Co. Ltd.

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

/S/ WEI LI                  August 15, 2005    Chairman of Board of Directors
----------------------                           and Chief Executive Officer
Wei Li


/S/ LIAN JUN LUO            August 15, 2005    Chief Financial Officer and
----------------------                           Director
Lian jun Luo