Form 10QSB
period 2005-09-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2005-11-21
CIK 1159275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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


           415 West Foothill Blvd, Suite 206, Claremont, CA 91711-2766
           -----------------------------------------------------------
                    (Address of principal executive offices)


                    Issuer's telephone number: (909) 626-2358
                    -----------------------------------------

              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 8, 2005, the Company had 65,100,287 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I  FINANCIAL INFORMATION..................................................3

  ITEM 1. FINANCIAL STATEMENTS.................................................3
    Condensed Consolidated Balance Sheets......................................3
    Condensed Consolidated Statements of Operations and Comprehensive Income
    (Unaudited)................................................................5
    Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
    (Unaudited)................................................................6
    Condensed Consolidated Statements of Cash Flows (Unaudited)................8
    Notes to Condensed Consolidated Financial Statements (Unaudited)..........10
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........20
    Overview..................................................................20
    Trends and Uncertainties in Regulation and
     Government Policy in People's Republic of China..........................21
    Critical Accounting Policies And Estimates................................22
    Results of Operations For Three Months and Nine Months Ended
    September 30, 2005 and 2004...............................................22
    Liquidity and Capital Resources...........................................25
    Inflation and Currency Matters............................................28
    Commitments and Contingencies.............................................28
    Off-Balance Sheet Arrangements............................................28
    Related Party Transactions................................................29
  ITEM 3.  CONTROLS AND PROCEDURES............................................30

PART II OTHER INFORMATION.....................................................31

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........31
  ITEM 6. EXHIBITS............................................................31

SIGNATURES....................................................................32

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                       2005             2004
--------------------------------------------------------------------------------
                                                    (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents                      $    15,113      $    17,049
    Accounts receivable                              1,268,249          963,403
    Other receivable                                      --            157,495
    Inventories                                        446,537           83,677
    Prepaid expenses                                    17,983          131,600
    Other current assets                                37,911           26,340
--------------------------------------------------------------------------------
Total current assets                                 1,785,793        1,379,564
Property, plant and equipment:
    Buildings                                        1,009,367          986,965
    Machinery and equipment                            446,100          218,250
    Automobiles                                        103,621          101,321
    Office equipment                                    57,261           49,688
    Computer software                                    8,915            8,717
--------------------------------------------------------------------------------
Property, plant and equipment - total                1,625,264        1,364,941
Less: Accumulated depreciation                        (172,309)        (109,847)
--------------------------------------------------------------------------------
Property, plant and equipment - net                  1,452,955        1,255,094
Construction in progress                                33,334           32,595
Intangible asset - net                                 423,880          463,730
--------------------------------------------------------------------------------
Total assets                                       $ 3,695,962      $ 3,130,983
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expense           $   893,156      $   560,873
    Construction costs payable                         371,289          370,453
    Short-term loans                                      --             50,000
    Due to related parties                             428,813          128,885
    Convertible notes payable-unrelated party          400,000          312,104
    Current portion of bank notes payable               13,491           12,879
--------------------------------------------------------------------------------
Total current liabilities                            2,106,749        1,435,194
Long-term liabilities, less current portion:
    Unsecured loans payable                          1,420,981        1,389,443
    Bank notes payable                                  17,304           26,853
--------------------------------------------------------------------------------
Total long-term liabilities                          1,438,285        1,416,296
Stockholders'  equity
Common stock - $0.001 par value
    Authorized 100,000,000 shares at
    September 30, 2005 and December 31, 2004
    Issued and outstanding 59,235,930 shares
and 40,873,711 shares at September 30,
2005 and December 31, 2004, respectively                59,236           40,874

Preferred stock -$0.001 par value
    Authorized 20,000,000 shares at September
    30, 2005 and December 31, 2004 Issued and
    outstanding nil shares at September 30,
    2005 and December 31, 2004                            --               --

Additional paid-in capital                           4,842,490        4,393,415
Deficit accumulated                                 (4,775,899)      (4,154,796)
Accumulated other comprehensive income                  25,101             --
--------------------------------------------------------------------------------
Total stockholders' equity                             150,928          279,493
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 3,695,962      $ 3,130,983
================================================================================
See accompanying notes to condensed consolidated financial statements.

    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)

             Kiwa Bio-Tech Products Group Corporation and
                             Subsidiaries

            Condensed Consolidated Statements of Operations
                       and Comprehensive Income
----------------------------------------------------------------------

                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                       --------------------------------        --------------------------------
                                           2005                2004                2005                2004
---------------------------------------------------------------------------------------------------------------
Net sales                              $      3,422        $    407,884        $  1,021,725        $    701,101
    Cost of sales                             5,521             170,387             286,439             277,688
---------------------------------------------------------------------------------------------------------------
Gross (loss) profit                          (2,099)            237,497             735,286             423,413
Operating expenses:
    Consulting and professional fees        153,634             186,075             500,031             285,535
    Officers' compensation                    7,864               2,175              32,846              22,473
    General and administrative              115,255             160,245             477,389             436,234
    Research and development                  1,617              14,195              10,040              40,946
    Depreciation and amortization            22,620              17,725              73,809              35,260
    Reverse merger costs                         --                  --                  --           1,417,434
---------------------------------------------------------------------------------------------------------------
Total costs and expenses                    300,990             380,415           1,094,115           2,237,882
---------------------------------------------------------------------------------------------------------------
Operating profit (loss):                   (303,089)           (142,918)           (358,829)         (1,814,469)
Interest expense, net                      (130,444)            (10,194)           (264,690)           (745,845)
Other income                                     --                  --               2,416                  --
---------------------------------------------------------------------------------------------------------------
Net income (loss)                      $   (433,533)       $   (153,112)       $   (621,103)       $ (2,560,314)
---------------------------------------------------------------------------------------------------------------
Other comprehensive
income (loss):
---------------------------------------------------------------------------------------------------------------

Translation adjustments                $     25,101        $         --        $     25,101        $         --
---------------------------------------------------------------------------------------------------------------
Comprehensive income
(loss)                                 $   (408,432)       $   (153,112)       $   (596,002)       $ (2,560,314)
---------------------------------------------------------------------------------------------------------------
Net income (loss) per
common share outstanding
- basic and diluted                    $     (0.008)       $     (0.004)       $     (0.013)       $     (0.072)
---------------------------------------------------------------------------------------------------------------
Weighted average number
of common shares
outstanding - basic and
diluted                                  54,846,674          39,166,806          48,168,361          35,772,751
---------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

      Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
                                   (Unaudited)

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries Consolidated Statement of Stockholders' Equity (Deficiency)
--------------------------------------------------------------------------------


                                                                                                                          Total
                                                                            Additional                       Other     Stockholders'
                                                                             Paid-in      Accumulated    Comprehensive   Equity
                                                  Shares        Amount       Capital        Deficits        Income     (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2004                        30,891,676        30,892     1,184,108     (1,426,123)            --      (211,123)
------------------------------------------------------------------------------------------------------------------------------------
Shares retained by public shareholders
in March 2004 reverse merger transaction         4,038,572         4,038        (4,038)            --             --            --
------------------------------------------------------------------------------------------------------------------------------------
Issuance of warrants valued at $0.54 per
share on March 30, 2004 in conjunction
with March 2004 reverse merger
transaction                                             --            --       943,380             --             --       943,380
------------------------------------------------------------------------------------------------------------------------------------
Issuance of stock options valued at
$0.57 per share on March 30, 2004 to
consultant in conjunction with March
2004 reverse merger transaction                         --            --       171,000             --             --       171,000
------------------------------------------------------------------------------------------------------------------------------------
Beneficial conversion feature of
convertible note payable funded on
January 25, 2004                                        --            --       500,000             --             --       500,000
------------------------------------------------------------------------------------------------------------------------------------
Beneficial conversion feature of
convertible note payable funded on April
7, 2004                                                 --            --       200,000             --             --       200,000
------------------------------------------------------------------------------------------------------------------------------------
Restricted shares issued to a consultant
for services at $0.45 per share on May
24, 2004                                            75,000            75        33,675             --             --        33,750
------------------------------------------------------------------------------------------------------------------------------------
Shares issued upon conversion of
convertible notes payable at $0.25 per
share on June 8, 2004                            2,800,000         2,800       697,200             --             --       700,000
------------------------------------------------------------------------------------------------------------------------------------
Shares issued to China Agricultural
University in conjunction with April
2004 Patent Transfer Agreement at $0.42
per share on July 19, 2004                       1,000,000         1,000       419,000             --             --       420,000
------------------------------------------------------------------------------------------------------------------------------------
Shares issued to consultant in
conjunction with July 2004 Standby
Equity Distribution transaction at
$0.001 per share on July 29, 2004                   26,567            27           (27)            --             --            --
------------------------------------------------------------------------------------------------------------------------------------
Shares issued for commitment fee in
conjunction with July 2004 Standby
Equity Distribution transaction at
$0.001 per share on July 29, 2004                  704,039           704          (704)            --             --            --
------------------------------------------------------------------------------------------------------------------------------------
Shares issued to lawyer for legal
services at $0.014 per share on
September 14, 2004                                 892,857           893       124,107             --             --       125,000
------------------------------------------------------------------------------------------------------------------------------------
Issuance of warrants on September 23,
2004 in conjunction with September 2004
convertible notes payable                               --            --        82,559             --             --        82,559
------------------------------------------------------------------------------------------------------------------------------------
Shares issued to consultants for
services at $0.10 per share on October
1, 2004                                            415,000           415        41,085             --             --        41,500
------------------------------------------------------------------------------------------------------------------------------------
Issuance of restricted common stock to a
consultant as final compensation at
$0.07 per share on November 19, 2004                30,000            30         2,070             --             --         2,100
------------------------------------------------------------------------------------------------------------------------------------
Net loss for the year ended December 31, 2004           --            --            --     (2,728,673)            --    (2,728,673)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                          Total
                                                                            Additional                       Other     Stockholders'
                                                                             Paid-in      Accumulated    Comprehensive   Equity
                                                  Shares        Amount       Capital        Deficits        Income     (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                       40,873,711        40,874     4,393,415     (4,154,796)            --       279,493
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock to Cornell
Capital Partners, Limited in the first
nine months of 2005, as first to
thirty-third repayments in conjunction
with Promissory Note dated January 4,
2005                                             18,362,219        18,362       301,638             --             --       320,000
------------------------------------------------------------------------------------------------------------------------------------
Issuance of detachable warrants in
conjunction with the issuance of
convertible promissory notes to the
holders in June 2005                                     --            --        21,700             --             --        21,700
------------------------------------------------------------------------------------------------------------------------------------
Beneficial conversion feature of the
convertible promissory notes funded in
June 2005                                                --            --       106,666             --             --       106,666
------------------------------------------------------------------------------------------------------------------------------------
Issuance of detachable warrants in
conjunction with the advance agreement
with a director dated May 23, 2005                       --            --         8,633             --             --         8,633
------------------------------------------------------------------------------------------------------------------------------------
Issuance of detachable warrants in
conjunction with the advance agreement
with a related party dated June 29, 2005                 --            --         5,417             --             --         5,417
------------------------------------------------------------------------------------------------------------------------------------
Issuance of detachable warrants in
conjunction with the advance agreement
with a director dated September 30, 2005                 --            --         5,021             --             --         5,021
------------------------------------------------------------------------------------------------------------------------------------
Net loss for nine months ended September
30, 2005                                                 --            --            --       (621,103)            --      (621,103)
------------------------------------------------------------------------------------------------------------------------------------
Translation adjustment                                   --            --            --             --         25,101        25,101
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005                      59,235,930   $    59,236   $ 4,842,490    ($4,775,899)        25,101   $   150,928
====================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

          Condensed Consolidated Statements of Cash Flows (Unaudited)

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------
                                                        Nine months Ended
                                                           September 30,
                                                 -------------------------------
                                                       2005             2004
--------------------------------------------------------------------------------
Cash flows from operating activities:

Net loss                                            $ (621,103)     $(2,560,314)
Adjustments to reconcile net loss
 to net cash used in operating activities:
    Issuance of securities for reverse
    merger costs                                          --          1,114,380
    Issuance of common stock for services                 --            158,749
    Depreciation and amortization                      112,041           66,611
    Amortization of detachable warrants                 74,038             --
    Amortization of beneficial conversion
    feature                                            106,666          700,000
     of convertible notes payable
    Changes in operating assets and liabilities:
    (Increase) decrease in :
        Accounts receivable                           (304,846)        (488,820)
        Inventories                                   (362,860)        (120,053)
        Prepaid expenses                               113,617          (74,902)
        Other current assets                           (11,571)          53,388
        Due from related parties                          --
    Increase (decrease)in:
        Accounts payable and accrued expenses          315,503          290,783
        Construction cost payables                        --            (10,581)
        Due to related parties                            --             53,507
--------------------------------------------------------------------------------
Net cash used in operating activities                 (578,515)        (817,252)
--------------------------------------------------------------------------------
Cash flows from investing activities:
    Other receivable                                   157,495         (157,495)
    Purchase of property and equipment                (229,187)         (24,201)
    Acquisition of intangible asset                       --            (30,205)
--------------------------------------------------------------------------------
Net cash provided by (used in) investing               (71,692)        (211,901)
activities
--------------------------------------------------------------------------------
Cash flows from financing activities:
    Decrease in restricted cash                           --            300,000
    Repayment of short-term loans                      (50,000)        (283,930)
    Proceeds from convertible notes payable            720,000        1,050,000
    Repayment of convertible notes payable            (350,000)            --
    Proceeds from related parties                      321,337             --
    Proceeds from long-term borrowings                    --            326,217
    Repayment of long-term borrowings                   (6,388)         (69,731)
--------------------------------------------------------------------------------
Net cash provided by financing activities              634,949        1,322,556
--------------------------------------------------------------------------------
Foreign currency translation                            13,322             --
Cash and cash equivalents:
   Net (decrease) increase                              (1,936)         293,403
   Balance at beginning of period                       17,049           48,730
--------------------------------------------------------------------------------
Balance at end of period                           $    15,113      $   342,133
--------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:

Cash paid for interest                             $    22,775      $     7,675
Cash paid for taxes                                $      --        $      --
Non-cash investing and financing activities:
    Issuance of common stock as partial
repayments in
        conjunction with promissory note
dated January 4, 2005                              $   320,000      $      --
--------------------------------------------------------------------------------
    Beneficial conversion feature of
    convertible notes payable                      $   106,666      $   700,000
--------------------------------------------------------------------------------
    Issuance of detachable warrants in
    conjunction with issuance of convertible
    notes payable                                  $    40,771      $      --
--------------------------------------------------------------------------------
    Issuance of common stock for convertible
    notes payable                                  $      --        $   700,000
--------------------------------------------------------------------------------
    Transfer from convertible notes payable
    to due to related party                        $      --        $   100,000
--------------------------------------------------------------------------------
    Issuance of common stock in exchange for
    patent                                         $      --        $   420,000
--------------------------------------------------------------------------------

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

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2005, the results of operations for the three months and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004. The consolidated balance sheet as of December 31, 2004 is derived from the Company's audited financial statements.

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

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

2.    Significant accounting policies

Going Concern - The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $433,533 and $153,112 during the three months ended September 30, 2005 and 2004, respectively, and our current liabilities exceeded our current assets by $320,956 and $55,630 at September 30, 2005 and December 31, 2004, respectively. These factors create substantial doubt about our ability to continue as a going concern. Company management continues to evaluate the Company's cash needs and the availability of debt and equity financing to fund the Company's operations. The condensed consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Credit Risk - The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when amounts are not considered fully collectable. According to the Company's credit policy, the Company will provide a 100% bad debt allowance for the amounts outstanding over 365 days except for those subsequently settled, which management believes is consistent with industry practice in the China region. Based on industry practice and the credit history of customers, the management of the Company believes the accounts receivable balance as of September 30, 2005 will be fully collected.

Comprehensive (Loss) Income - The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and presentation of comprehensive income
(loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Net Income (Loss) Per Common Share - Basic income (loss) per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants and convertible debt) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of September 30, 2005, potentially dilutive securities aggregated 21,669,116 shares of common stock. The loss per common share calculation for nine months ended September 30, 2005 and 2004 reflect the March 2004 recapitalization of Kiwa Bio-Tech.

The Company effected a 4-for-1 split of its outstanding shares of common stock effective March 29, 2004, in conjunction with the reverse merger transaction with Kiwa Bio-Tech as described above. Unless otherwise indicated, all share and per share amounts presented herein have been adjusted to reflect the stock split.

Foreign Currency Translation - The functional currency of the Company is China Renminbi ("RMB"), which is the primary medium of exchange where Kiwa-SD operates. The Company reports its financial results in United States dollars ("U.S. dollars").

Translations of amounts from RMB into U.S. dollars were at approximately US$
1.00 = RMB 8.28 for all periods prior to July 21, 2005. Due to the stability of the RMB during the periods covered by the consolidated financial statements prior to July 21, 2005, no material exchange differences exist during the aforesaid period. On July 21, 2005, the People's Bank of China announced it would appreciate the RMB, increasing the RMB-US$ exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$ 1.00 = RMB 8.11. The Company translates Kiwa-SD's assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date (at September 30, 2005, the prevailing exchange rate of the US dollar against the RMB was 8.093), and the statement of operations is translated at the average rates over the relevant reporting period. Equity items are translated at historical rates. Adjustments resulting from the translation from RMB into US$ are recorded in shareholders' equity as part of accumulated comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of operations.

Stock Issued for Compensation and Financing - The Company periodically issues shares of common stock, options or warrants for services rendered or for financing costs. Stock issued to non-employees is valued based on the market price on the transaction date. With respect to stock options and warrants issued to non-employees, the Company has adopted the SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the term of the loan period.

With respect to stock awards issued to employees, the Company has elected to continue to account for stock-based employee compensation plans utilizing the intrinsic value method. The provisions of SFAS No. 123 currently in effect allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Under the intrinsic value method, the compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock. The Company did not issue any stock options to its officers or management during the nine months ended September 30, 2005.

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

3.    Inventories

Inventories consisted of the following at September 30, 2005 and December 31, 2004:

      --------------------------------------------------------------
                             September 30, 2005    December 31, 2004
                                   (unaudited)
      Raw materials                   $ 416,688            $ 36,248
      Work in progress                        -              32,295
      Finished goods                     29,849              15,134
                                         ------              ------
      Total                            $446,537             $83,677
      --------------------------------------------------------------

4.    Prepaid expenses

Prepaid expenses consisted of the following at September 30, 2005 and December 31, 2004:

      -------------------------------------------------------------------------
                                       September 30, 2005    December 31, 2004
                                           (unaudited)
      Marketing service fee                   $         -             $ 63,750
      Fees for public relations and                     -               51,850
       sourcing of financing
      Financing service fees                       15,350                    -
      Others                                        2,633                    -
      Place agent fee                                   -               16,000
                                      -----------------------------------------
      Total                                       $17,983             $131,600
      -------------------------------------------------------------------------

5.    Intangible asset

The Company's intangible asset as of September 30, 2005 consisted of the following:

      ----------------------------------------------------------
                Expected       Gross                 Intangible
             Amortization     Carrying  Accumulated    asset,
                Period          Value   Amortization    Net
      ----------------------------------------------------------
      ----------------------------------------------------------
      Patent    8.5 years     $480,411    $56,531    $423,880
      ----------------------------------------------------------

The following table presents future expected amortization expense related to the patent:

                      Amount
      2005           $   14,450
      2006               57,800
      2007               57,800
      2008               57,800
      2009               57,800
      Thereafter        178,230
                     ----------

                     $  423,880
                     ==========


6.    Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the Phase I construction project based on an independent accountant's certification pursuant to the construction contract. All construction costs payable are due to be repaid in 2005.

7.    Related Party Transactions

Amount due to related parties consisted of the following at September 30, 2005 and December 31, 2004:

      ------------------------------------------------------------------
                                             September 30,   December 31,
                                 Notes           2005            2004
                                              (unaudited)
      Mr. Wei Li ("Mr. Li")       (i)          $ 186,201       $ 16,780
      China Star Investment
      Group ("China Star")       (ii)            247,242        112,105
                                                 -------        -------
      Total                                    $ 428,813       $128,885
                                                 -------        -------
      ------------------------------------------------------------------

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

Each warrant attached to the advances entitles Mr. Li to subscribe for one share of common stock of the Company at an exercise price equal to the closing quote of the Company's shares on the date of draw down, which ranged from $0.011 to $0.0481 per share. The warrants expire two years from the date of issue. None of the detachable warrants were exercised in the nine months ended September 30, 2005. The intrinsic value of the detachable warrants at the time of their issuance was determined to be $8,633, calculated pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27. This intrinsic value has been recorded as a reduction to the advance and has been credited to additional paid-in capital, and is being amortized on the straight-line basis over the term of the loan with the amounts amortized being recognized as interest expense. Any unamortized discount remaining at the date of conversion of the advance will be recognized as interest expense in the period the conversion takes place.

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

On June 29, 2005 and September 30, 2005, the Company entered into advance agreements with China Star for advances of $94,845 and $91,071, respectively. The advances were drawn down in stages over the second and third quarters of 2005, respectively. The advances are unsecured, bear interest at 12% per annum and will be due in six months from the date of draw down. The Company has also granted detachable warrants to China Star to purchase the aggregate of 929,580 shares of common stock.

Each warrant attached to the advance entitles China Star to subscribe for one share of common stock of the Company at an exercise price equal to the closing quote of the Company's shares on the date of draw down, which ranged from $0.009 to $0.03 per share. The warrants expire two years from the date of issue. None of the detachable warrants were exercised in the nine months ended September 30, 2005. The intrinsic value of the detachable warrants at the time of their issuance was determined to be $10,438, calculated pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27.

8.    Convertible notes payable

The balance of convertible notes payable as of September 30, 2005 and December 31, 2004 was $400,000 and $312,104, respectively.

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

Each warrant attached to the 10% Loan entitles the holder to subscribe for one share of common stock of the Company at an exercise price of $0.20 per share through September 23, 2007. None of the detachable warrants were exercised in the nine months ended September 30, 2005. The intrinsic value of the detachable warrants at the time of their issuance was determined to be $82,559, calculated pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27.

In connection with the 10% Loan, the Company recorded deferred debt issuance costs of $32,000, consisting of the direct costs incurred for the issuance of the convertible loan. Debt issuance costs were amortized on the straight-line method over the term of the 10% Loan, with the amounts amortized being recognized as interest expense.

Promissory Note with Cornell Capital Partners, LP

On January 4, 2005, as amended by letter agreements dated March 21, 2005 and April 5, 2005, the Company completed a loan transaction pursuant to which the Company received an advance of $400,000 (before deduction of expenses and fees) from Cornell Capital Partners, LP ("Cornell Capital") in exchange for the issuance by the Company of a promissory note in the original principal amount of $400,000 (the "Cornell Note"). The Cornell Note bears interest at a rate of 10% per annum and has a term of 290 days. The Company's obligations under the Cornell Note may be paid from, among other funds, the proceeds the Company receives pursuant to the Standby Equity Distribution Agreement entered into with Cornell Capital on July 6, 2004, described in Note 10. Pursuant to the terms of the Cornell Note, the Company deposited in escrow 39 requests for advances under the Standby Equity Distribution Agreement in the amount of $10,000 each and one request in the amount of $29,589, as well as sufficient shares of the Company's Common Stock registered pursuant to the Company's Registration Statement No. 333-117868, to cover the advances. An attorney will serve as escrow agent in connection with the advance notices and shares to be deposited in escrow pursuant to the Cornell Note. Unless the Cornell Note is repaid by the Company, the escrow agent will release such requests for advances to Cornell Capital every seven days commencing on January 17, 2005 and Cornell Capital may then, at its discretion, apply the proceeds from the advance to the outstanding balance on the Cornell Note. As of September 30, 2005, the escrow agent had released 33 such advances for an aggregate of 18,362,219 shares of common stock. The balances due on the Cornell Note as of September 30, 2005 and November 8, 2005 were $80,000 and $30,000, respectively.

The Cornell Note contains customary events of default and permits Cornell Capital to accelerate the maturity of the full principal amount together with interest and other amounts owing upon the occurrence of such events of default.

12% Loans

On May 30, 2005 and June 16, 2005, the Company entered into three convertible promissory note agreements for the aggregate of $320,000 with interest at 12% per annum (the "12% Loans"), and issued 1,600,000 detachable warrants. The lenders are unrelated parties located in the United States. The 12% Loans are initially due in 3 months from date of draw down, but the final maturity dates were extended for another three months. The 12% Loans are secured by the Company's assets. Mr. Li has provided personal guarantees for the 12% Loans. As part of the loan terms, the lenders have the right to convert the 12% Loans into shares of the Company's common stock at any time prior to the maturity. The conversion price is based on 75% of the closing quote of the Company's common stock on the date of conversion. However, the Company has the right in its sole discretion to redeem the 12% Loans in whole or in part for 125% of the face amount plus unpaid accrued interest.

Each warrant attached to the 12% Loans entitles the holder to subscribe for one share of common stock of the Company at an exercise price equal to the closing quote of the Company's shares on the date of draw down, which ranged from $0.018 to $0.023 per share. The warrants expire two years from the date of issue. None of the detachable warrants were exercised in the nine months ended September 30, 2005. The intrinsic value of the detachable warrants at the time of their issuance was determined to be $21,700, calculated pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27.

The fair value of the beneficial conversion feature of the 12% Loans was determined to be $106,666, based on a formula that takes the lower of outstanding loan principal and the difference between the conversion price and the fair market value of the Company's common stock. The fair value of $106,666 was recorded as a reduction to convertible notes payable and will be charged to operations as interest expense from the date of draw down through the date of maturity, which resulted in a charge to operations of $$106,666 during the nine months ended September 30, 2005.

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

9. Unsecured loans payable

Unsecured loans payable(including current portion)consisted of the following at September 30, 2005 and December 31, 2004:

--------------------------------------------------------------------------------
                                                  September 30,   December 31,
                                                       2005            2004
                                                   (unaudited)
--------------------------------------------------------------------------------
Unsecured loan payable to Zoucheng       (Note)
Unsecured loan payable to Zoucheng
Municipal Government, non-interest
bearing, becoming due within three
years from Kiwa-SD's first profitable
year on a formula basis, interest has
not been imputed due to the
undeterminable repayment date                        $1,112,072      $1,087,390
--------------------------------------------------------------------------------
Unsecured loan payable to Zoucheng
Science & Technology Bureau,
non-interest bearing, it is due in
Kiwa-SD's first profitable year,
interest has not been imputed due to
the undeterminable repayment date                       308,909         302,053
--------------------------------------------------------------------------------
Total                                                $1,420,981      $1,389,443
--------------------------------------------------------------------------------

Note: The unsecured loan payable consists of amounts borrowed under a project agreement with Zoucheng Municipal Government, whereby the Company is allowed to borrow up to $1.2 million. According to the project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of $58,696 per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of September 30, 2005, the Company invested approximately $1.4 million for the project. Management believes that neither the Company nor management will be liable for compensation or penalty if such commitment is not fulfilled.

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

10.   Equity-Based Transactions

(a)   Authorized share capital

Under the Company's Certificate of Incorporation, 100,000,000 shares of common stock and 20,000,000 shares of preferred stock are authorized. The Board of Directors has authority under the Certificate of Incorporation to determine the rights, preferences, privileges and restrictions of the preferred stock.

(b)   Issued and outstanding share capital

From January 1, 2004 to September 30, 2005, the Company has engaged in the following equity-based transactions:

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

The amount of stock the Company may sell under the Standby Equity Distribution Agreement at one time is subject to a maximum advance amount of $500,000, with no cash advance occurring within seven trading days of a prior advance, and the Company may not request cash advances if the shares to be issued in connection with an advance would result in Cornell Capital owning more than 9.9% of the Company's outstanding common stock. Based on the Company's current outstanding shares of65,100,287, it could not issue shares under the Standby Equity Distribution Agreement if it would result in Cornell Capital owning more than 6,444,929 shares. Assuming a price of $0.0112 per share, and the closing price of the Company's common stock on November 8, 2005, the issuance of 6,444,929 shares under the Standby Equity Distribution Agreement would result in proceeds to the Company of approximately $72,183 after taking into account fees and discounts.

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

On October 1, 2004, the Company entered a Consulting Agreement with Barry R. Clark to provide investor relations services. The engagement was for a period of four months and provided for the issuance of 200,000 shares of common stock. The Company recorded a prepaid expense of $20,000 based on the closing price of its common stock on the effective date of the agreement and amortized such amount to operations over the four month contract period. After one month of service, the Company terminated the engagement with Barry R. Clark according to the termination clause and the Board of Directors authorized the cancellation of certificates representing 150,000 shares of stock issued to Barry R. Clark and the issuance of 30,000 shares of restricted stock to Barry R. Clark as final compensation, which was recognized as consulting expenses as of December 31, 2004.

On January 4, 2005, as amended by letter agreements dated March 21, 2005 and April 5, 2005, the Company completed a loan transaction pursuant to which the Company received an advance of $400,000 (before deduction of expenses and fees) from Cornell Capital in exchange for the issuance by the Company of a promissory note in the original principal amount of $400,000. In the first three quarters of 2005, the Company issued an aggregate of 18,362,219 shares to repay Cornell Capital $320,000 in accordance with the requests of Cornell Capital under the Standby Equity Distribution Agreement. The balances due to Cornell Capital on the promissory note as of September 30, 2005 and November 8, 2005 were $80,000 and $30,000, respectively.

(c)   Option

On June 3, 2004, a majority of the Company's stockholders approved the adoption of the Company's 2004 Stock Incentive Plan (the "Plan"). There are reserved 1,047,907 shares of the Company's common stock for the issuance of stock options and stock purchase rights under the Plan, of which not more than 350,000 shares may be granted to any participant in any fiscal year.

The options granted under of the Plan will expire ten years from the date of grant. The options which are not issued to an officer, a director or a consultant will become exercisable at least as rapidly as 20% per year over the five-year period commencing on the date of grant. As of September 30, 2005, no stock options or stock purchase rights had been granted under the Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-QSB are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, fluctuations in foreign exchange rates, changes in global economic conditions and consumer spending, world events, technological developments in ag-biotechnology, the amount that the Company invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, competition, management of growth, potential fluctuations in operating results, international growth and expansion, outcomes of legal proceedings and claims, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions, and strategic transactions, and risks of fulfillment throughput and productivity. These risks and uncertainties describe some, but not all, of the factors that could cause actual results to differ significantly from management's expectations.

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

Going Concern Risk

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $433,533 and $153,112 during the three months ended September 30, 2005 and 2004, respectively, and our current liabilities exceeded our current assets by $320,956 and $55,630 at September 30, 2005 and December 31, 2004, respectively. These factors create substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Company management continues to evaluate the availability of debt and equity financing in light of the Company's cash needs to fund operations. There can be no assurances that the Company will be successful in obtaining sufficient debt or equity financing to meet the Company's cash needs in the near term.

Major Customers and Suppliers

Three customers accounted for 28%, 15% and 11%, respectively, of our net sales for the three months ended September 30, 2005 and three other customers accounted for 38%, 32% and 28%, respectively, of our net sales for the nine months ended September 30, 2005. Three customers accounted for 54%, 39% and 2%, respectively, of our net sales for the three months ended September 30, 2004 and 49%, 34% and 1%, respectively, of our net sales for the nine months ended September 30, 2004.

A supplier accounted for 99%, of our purchases of raw materials for the three months ended September 30, 2005 and three suppliers accounted for 64%, 17%, and 12%, respectively, of our purchases of raw materials for the nine months ended September 30, 2005. Three suppliers accounted for 51%, 38% and 4%, respectively, of our purchases of raw materials for the three months ended September 30, 2004 and 41%, 30%, and 6%, respectively, of our purchases of raw materials for the nine months ended September 30, 2004. The raw materials used in our products are available from a variety of alternative sources.

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

Foreign Exchange Policy Changes

China is considering allowing its currency to be freely exchangeable for other major currencies. On July 21, 2005, the People's Bank of China announced it would appreciate the RMB, increasing the RMB-US$ exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$ 1.00 = RMB 8.11. This change resulted in greater liquidity for revenues generated in RMB. We benefited by having easier access to and greater flexibility with capital generated in and held in the form of RMB. The majority of our assets are located in China and most of our earnings are currently generated in China, and are therefore denominated in RMB. Changes in the RMB-US$ exchange rate impacted our reported results of operations and financial condition. In the event that RMB was to appreciate over the next year as compared to the US$, our earnings would benefit from the appreciation of the RMB. However, if we have to use US$ to invest in our Chinese operations, we would suffer from the depreciation of US$ against the RMB. On the other hand, if the value of the RMB were to depreciate compared to the US$, then our reported earnings and financial condition would be adversely affected when converted to US$.

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

We believe that the accounts receivable balance at September 30, 2005 is fully collectible. Our belief is based on industry practices in the China region and those of our competitors, our ongoing relationships and our payment experience with our customers. As of September 30, 2005, all accounts receivable, which were not subsequently settled, were less than one year old and we have no indication of insolvency from any of our customers.

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

IMPAIRMENT OF ASSETS. Our long-lived assets consist of property and equipment and intangible assets. At September 30, 2005, the net value of property and equipment and intangible assets was $1,452,955 and $423,880, respectively, which represented approximately 39.3% and 11.5% of our total assets, respectively.

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

Results of Operations for Three Months and Nine Months Ended September 30, 2005 and 2004

NET SALES. Net sales for the three months ended September 30, 2005 were $3,422, a decrease of $404,462 or 99%, from $407,884, the amount of net sales for the three months ended September 30, 2004. The decrease in net sales during the period was the result of a temporary suspension of manufacturing while our plant was being upgraded during July 2005.

Net sales for the nine months ended September 30, 2005 were $1,021,725, an increase of $320,624 or 46%, from $701,101 for the nine months ended September 30, 2004. The increase in net sales during the period resulted from the increased number of local and foreign customers in Southeast Asia during the first half of 2005.

COST OF SALES. Costs of sales were $5,521 and $170,387 for the three months ended September 30, 2005 and 2004, respectively. The decrease of $164,866, or 97%, in cost of sales was primarily due to decreased material costs resulting from decreased sales.

Costs of sales were $286,439 and $277,688 for the nine months ended September 30, 2005 and 2004, respectively. The increase of $8,751 or 3%, in cost of sales was primarily due to increased material costs, which resulted from increased sales during the first half of 2005.

GROSS (LOSS) PROFIT. Gross (loss) profit was ($2,099) and $237,497 for the three months ended September 30, 2005 and 2004, respectively. This represented a profit (loss) margin of (61%) and 58% for those periods, respectively, and a 119% changes in gross (loss) profit of $239,596.

Gross profit was $735,286 and $423,413, representing a profit margin of 72% and 60% for the nine months ended September 30, 2005 and 2004, respectively. The increase of $311,873 primarily occurred during the first half of 2005.

CONSULTING AND PROFESSIONAL FEES. Consulting and professional fees were $153,634 and $186,075 for the three months ended September 30, 2005 and 2004, respectively, representing a decrease of $32,441 or 17%. It is attributable to reduction of investor relations services incurred during the three-month period.

Consulting and professional fees were $500,031 and $285,535 for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $214,496 or 75%. The increase in consulting and professional fees is primarily attributable to consulting and professional fees of Cornell Capital for finance and investor relations services. Fees to accountants, lawyers and other fees associated with operating a public company also contributed to the increase in consulting and professional fees in the first nine months of 2005.

OFFICERS' COMPENSATION. Officers' compensation increased by $5,689 or 262% to $7,864 for the three months ended September 30, 2005 as compared to $2,175 for the three months ended September 30, 2004. The increase is primarily because of the salary adjustment of certain officers in 2005.

Officers' compensation increased by $10,373 or 46% to $32,846 for the nine months ended September 30, 2005 as compared to $22,473 for the nine months ended September 30, 2004. The increase is primarily because of the salary adjustment of certain officers and a performance bonus to an officer in 2005.

GENERAL AND ADMINISTRATIVE. General and administrative expense was $115,255 for the three months ended September 30, 2005, as compared to $160,245 for the same period of 2004, a decrease of $44,990 or 28%, primarily as a result of the decrease of entertainment expenses and insurance expenses during the third quarter of 2005.

General and administrative expense was $477,389 for the nine months ended September 30, 2005, as compared to $436,234 for the same period of 2004, an increase of $41,155 or 9%, primarily as a result of increased marketing expenses commensurate with enhanced sales volume and increased personnel-related costs in China reflecting an increased level of business activity and increased costs associated with being a public company during the period.

General and administrative expenses mainly include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.

RESEARCH AND DEVELOPMENT. Research and development expense decreased $12,578, or 89%, to $1,617 for the three months ended September 30, 2005, as compared to $14,195 for the three months ended September 30, 2004. Research and development expense decreased $30,906, or 75%, to $10,040 for the nine months ended September 30, 2005, as compared to $40,946 for the nine months ended September 30, 2004. The decrease in both periods is due to reduction of field testing fees for new products.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, excluding depreciation and amortization included in cost of sales, increased $4,895, or 28%, to $22,620 for the three months ended September 30, 2005, as compared to $17,725 for the three months ended September 30, 2004. Depreciation and amortization, excluding depreciation and amortization included in cost of sales, increased $38,549, or 109%, to $73,809 for the nine months ended September 30, 2005, as compared to $35,260 for the nine months ended September 30, 2004. The increase in both periods is primarily attributable to depreciation expense in respect of the patent we finished acquiring in August 2004.

INTEREST INCOME (EXPENSE). Interest expense increased $120,250, or 12-fold, to $130,444 for the three months ended September 30, 2005, as compared to interest expense of $10,194 for the three months ended September 30, 2004. The increase of interest is primarily attributable to the convertible notes payable issued in late second quarter of 2005. For more information refer to discussion of 12% Loans at Note 8 to the financial statements.

Interest expense decreased $481,155, or 65%, to $264,690 for the nine months ended September 30, 2005, as compared to interest expense of $745,845 for the nine months ended September 30, 2004. This decrease is due to the termination of the conversion feature of a convertible note that was converted to common stock on June 8, 2004, which the Company had previously amortized as interest expense. For more information refer to Note 8 to the financial statements regarding retirement of 10% Loan.

OTHER INCOME. The municipal government in Shandong Province, China granted the Company $2,416 during the first quarter of 2005. The grant is recorded as "other income" on the financial statements. There are not other amounts recorded as "other income" during the three months ended September 30, 2005 and 2004, respectively.

COMPREHENSIVE INCOME (LOSS). We experienced a comprehensive loss of $408,432 for the three months ended September 30, 2005 compared to a comprehensive loss of $151,112 for the three months ended September 30, 2004. The increase of $257,320 or 170% in the current period as compared to third quarter 2004 is primarily due to the significant decrease of sales during the period due to the temporary suspension of manufacturing at our facility due to construction. Net comprehensive loss decreased $1,964,312 to $596,002 for the nine months ended September 30, 2005 as compared to $2,560,314 for the nine months ended September 30, 2004. The decrease in comprehensive loss in the current period as compared to the same period in 2004 is primarily due to non-recurring costs of the reverse merger equal to $1,417,434 and the decrease of interest expense resulting from the termination of the conversion feature of a convertible note that was converted to common stock on June 8, 2004.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the nine months ended September 30, 2005, we raised $1,041,337 in debt financing.

We will require additional capital to fund our business plan and develop our manufacturing facility, and have not generated sufficient revenues from our operations for such purposes. We anticipate the need to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in this regard. There can be no assurances that we will be able to obtain sufficient funds to allow us to continue executing our planned expansion of our operations during the next year.

In November 2002 and June 2003, we entered into two bank loans for two auto purchases with a local bank in Beijing, China in the amounts of $38,663 and $25,498, with interest rates of 5.32% and 5.02%, respectively. The interest rates have increased to 5.50% and 5.76%, respectively. The maturity dates are October 2007 and March 2008, respectively. As of September 30, 2005, the outstanding balances of these loans were $13,038 and $17,758, respectively.

In October 2003, we entered into a convertible loan agreement with China Star pursuant to which we borrowed $100,000 from China Star. The loan bears interest at the rate of 12% per annum and was originally due and payable in October 2004. China Star has waived this conversion right. The loan was fully repaid in April 2005. On June 29, 2005 and September 30, 2005, the Company entered into two advance agreements with China Star for advances in the aggregate of $94,845 and $91,071, made to the Company during the second and third quarters of 2005, respectively. The advances are unsecured, bear interest at 12% per annum and will be due in six months from the date of draw down. The Company has also granted detachable warrants to China Star for 929,580 shares of common stock. As of September 30, 2005, the total outstanding balance to China Star under the loan and for other obligations was $247,242.

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

On May 30, 2005 and June 16, 2005, the Company entered into three convertible promissory note agreements for the aggregate of $320,000 with interest at 12% per annum (the "12% Loans"), and issued 1,600,000 detachable warrants. The lenders are unrelated parties located in the United States. The 12% Loans were initially due in 3 months from date of draw down, but the final maturity dates were extended for another three months. The 12% Loans are secured by the Company's assets. Mr. Li has provided personal guarantees for the 12% Loans. As part of the loan terms, the lenders have the right to convert the 12% Loans into shares of the Company's common stock at any time prior to the maturity. The conversion price is based on 75% of the closing quote of the Company's common stock on the date of conversion.

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

As of September 30, 2005, we had obtained non-interest bearing loans from the Chinese local government of approximately $1,510,264, of which $1,389,443 is currently outstanding. We are required to begin repayment of the outstanding balance of the loans in the first year after our Chinese subsidiary reaches an accumulative profit position. The entire balance is to be fully repaid within three years thereafter.

At September 30, 2005 and December 31, 2004, we had cash of $15,113 and $17,049 respectively. At September 30, 2005 and 2004, our net working capital (deficiency) was ($320,956) and ($55,630), respectively, reflecting current ratios of 0.85:1 and 0.96:1, respectively, at such dates.

During the nine months ended September 30, 2005, our operations utilized cash of $587,408, as compared to $817,252 utilized for the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, we utilized cash of $71,692 for investing activities consisting primarily of property and equipment purchases. This was offset in part by collections due from other receivables. Cash utilized for investing activities during the nine months ended September 30, 2004, was $211,90, which reflects a 66% decrease.

During the nine months ended September 30, 2005, we generated a net of $634,949 from financing activities, consisting of the proceeds from convertible notes payable of $720,000 and loans advanced from related parties of $321,337, offset in part by the repayment of a short-term loan of $50,000, convertible notes payable of $350,000 and long-term borrowings of $6,388. During the nine months ended September 30, 2004, we generated $1,322,556 from financing activities through increases in convertible loans and long-term borrowings.

We continue to develop our manufacturing facility and have invested approximately $1,658,598 in Phase I of our new manufacturing facility, including $1,009,367 in buildings and $446,100 in equipment. We estimate that the total investment for the completion of Phases II and III of the construction of our manufacturing facility will be at least $2.5 million over an estimated 3 years.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. We conduct virtually all of our business in China and, accordingly, the sale of our products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the US$ would adversely affect our financial performance when measured in US$. Although prior to 1994 the RMB experienced significant devaluation against the US$, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People's Bank of China. The exchange rate was approximately US$ 1.00 to RMB 8.28 at December 31, 2004. On July 21, 2005, the People's Bank of China increased the US$-RMB exchange rate to approximately US$ 1.00 = RMB
8.11. This change results in greater liquidity for revenues generated in RMB. We benefit by having easier access to and greater flexibility with capital generated in and held in the form of RMB.

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

Commitments and Contingencies

We have the following material contractual obligations:

Operating lease commitments - The Company previously leased an office in Beijing under an operating lease that expired in April 2005 with an aggregate monthly lease payment of approximately $2,882. This operating lease was replaced by another operating lease expiring in March 2008 with an aggregate monthly lease payment of approximately $4,933. Rent expense under the operating leases for the three months and nine months ended September 30, 2005 was $14,799 and $33,446, respectively.

The Company previously leased an office in the United States under a commercial lease agreement with China Star expiring in June 2005 with an aggregate monthly lease payment of approximately $2,560. This operating lease was replaced by another operating lease with a third party expiring in June 2008 with an aggregate monthly lease payment of approximately $1,000. Pursuant to the lease agreements, rent expense for three months and nine months ended September 30, 2005 was $3,000 and $18,360, respectively. At September 30, 2005, the remaining minimum lease payments amounted to $32,236.

Off-Balance Sheet Arrangements

At September 30, 2005 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

China Star is a company which is 10% owned by a major stockholder of the Company. The balance due to China Star at September 30, 2005 and December, 31, 2004 was $247,242 and $112,105, respectively, which primarily consisted of a loan from China Star and operating expenses that China Star paid on behalf of the Company. On June 29, 2005 and September 30, 2005, the Company entered into two advance agreements with China Star for the advances of $94,845 and $91,071, made to the Company during the second and third quarters of 2005, respectively. The advances are unsecured, bear interest at 12% per annum and will be due in six months from the date of draw down. The Company has also granted warrants for 929,580 shares of its common stock to China Star.

The balance of $186,201 shown on the balance sheet due to the Company's Chief Executive Officer, Mr. Li, primarily consisted of a loan and the operating expenses that Mr. Li paid on behalf of the Company.

On May 23, 2005, the Company entered an advance agreement with Mr. Li for various advances amounting to $156,685. The advances are unsecured, bear interest at 12% per annum and will be due on November 22, 2005. In consideration, the Company granted warrants for 783,423 shares of common stock to Mr. Li.

Mr. Li also executed a guarantee of repayment of the 10% Loan and the 12% Loans (described at Note 8 to the Financial Statements and under "Liquidity and Capital Resources"). On November 8, 2005, the 10% Loan had been retired and the 12% Loans had a balance of $320,000.

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" (referred to as "SFAS No. 123R"), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in its three months ending March 31, 2006. Under SFAS No. 123R, The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R, and it expects that the adoption of SFAS No. 123R will have no material impact on the Company's financial statements.


ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                            PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The warrants issued in conjunction with the advance agreement with China Star Investment Management Co. Ltd. (described in Note 7 to the Financial Statements) was an unregistered sale of equity securities under the Securities Act. All of these securities were issued in reliance on an exemption from registration under Section 4(2) under the Securities Act.

ITEM 6. EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-B.

                                                                                                                      Exhibit No. in
                                                                                                                       Incorporated
 Exhibit No.                            Description                           Incorporated by Reference in Document      Document
                Certificate of Incorporation, effective as of July 21,
    3.1         2004.                                                         Form 8-K filed on July 23, 2004               3.1
    3.2         Bylaws, effective as of July 22, 2004.                        Form 8-K filed on July 23, 2004               3.2
                Advance Agreement, dated September 30, 2005, between Kiwa
                Bio-Tech Products (Shandong) Co. Ltd. and China Star
   10.1         Investment Management Co. Ltd.
                Certification of Principal Executive Officer pursuant to
                Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of
   31.1         1934
                Certification of Principal Financial Officer pursuant to
                Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of
   31.2         1934
                Certifications of Principal Executive Officer and Principal
                Financial Officer, pursuant to 18 U.S.C. 1350, as adopted
   32.1         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

                    KIWA BIO-TECH PRODUCTS GROUP CORPORATION
                                  (Registrant)

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



/S/ LI WEI                November 18, 2005       Chairman of Board of Directors
------------------                                and Chief Executive Officer
Wei Li



/S/ LIAN JUN LUO          November 18, 2005       Chief Financial Officer and
------------------                                Director
Lian jun Luo