Form 10KSB
period 2005-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2006-04-17
CIK 1159275

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

                        Commission File Number: 000-33167

                    KIWA BIO-TECH PRODUCTS GROUP CORPORATION
                 (Name of small business issuer in its charter)

            Delaware                                          84-0448400
            --------                                          ----------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification Number)

                        415 West Foothill Blvd, Suite 206
                        Claremont, California 91711-2766
                                 (909) 626-2358
          (Address and telephone number of principal executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value                        OTC Bulletin Board
     (Title of Each Class)                         (Name of each exchange on
                                                      which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no such disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Registrant's revenues for its fiscal year ended December 31, 2005 were $631,794.

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant's common stock, as reported on the OTC Bulletin Board quotation service, as of March 31, 2006 was approximately $5,035,054.

The number of shares of registrant's common stock outstanding as of March 31, 2006 was 59,235,930.

Transitional Small Business Disclosure Format:  YES  |_| NO |X|

================================================================================

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                     Part I
ITEM 1.         BUSINESS...........................................................................1
                  The Company......................................................................1
                  Intellectual Property and Product Lines..........................................2
                  Strategies.......................................................................3
                  Market Overview..................................................................4
                  Construction Plan................................................................4
                  Competition......................................................................5
                  Raw Materials and Suppliers......................................................5
                  Customers........................................................................5
                  Seasonality......................................................................5
                  Employees........................................................................5
                  Regulatory Concerns..............................................................5
                  Environmental Matters............................................................5
                  Risk Factors.....................................................................6

ITEM 2.         PROPERTY..........................................................................13

ITEM 3.         LEGAL PROCEEDINGS.................................................................13

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................13

                                     Part II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .........................14

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..............................................14
                  Overview........................................................................15
                  Major Customers and Suppliers...................................................15
                  Going Concern...................................................................15
                  Trends and Uncertainties in Regulation and Government Policy in China...........16
                  Critical Accounting Policies and Estimates......................................17
                  Results of Operations...........................................................18
                  Liquidity and Capital Resources.................................................20
                  Inflation and Currency Matters..................................................21
                  Commitments and Contingencies...................................................22
                  Off-Balance Sheet Arrangements..................................................22
                  Recent Accounting Pronouncements................................................22

ITEM 7.         FINANCIAL STATEMENTS..............................................................23

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..............................................23

ITEM 8A.        CONTROLS AND PROCEDURES...........................................................24

ITEM 8B.        OTHER INFORMATION.................................................................24

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                    Part III
ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT........................25

ITEM 10.        EXECUTIVE COMPENSATION............................................................26

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................................27

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................28

ITEM 13.        EXHIBITS..........................................................................29

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES............................................32

SIGNATURES........................................................................................33

CONSOLIDATED FINANCIAL STATEMENTS................................................................F-1

                                     PART I

ITEM 1. BUSINESS

The Company

References herein to "we", "us", "our" or "the Company" refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

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

We are the result of a reverse merger between Tintic Gold Mining Company, a corporation originally incorporated in the state of Utah on June 14, 1933 to perform mining operations in Utah, and Kiwa Bio-Tech Products Group Ltd., a company originally organized under the laws of the British Virgin Islands on June 5, 2002. The merger was accomplished on March 12, 2004, pursuant to an Agreement and Plan of Merger dated as of March 11, 2004 by and among Tintic Gold Mining Company, TTGM Acquisition Corporation, a Utah corporation and wholly-owned subsidiary of Tintic Gold Mining Company, and Kiwa Bio-Tech Products Group Ltd. Pursuant to the Agreement and Plan of Merger TTGM Acquisition Corporation merged with and into Kiwa Bio-Tech Products Group Ltd. Each share of Kiwa Bio-Tech Products Group Ltd. common stock was converted into
1.5445839 shares of Tintic Gold Mining Company Common Stock, with Kiwa Bio-Tech Products Group Ltd. surviving as Tintic Gold Mining Company's wholly-owned subsidiary. The wholly-owned subsidiary thereafter merged with the parent. The merger resulted in a change of control of Tintic Gold Mining Company, with former Kiwa Bio-Tech Products Group Ltd. stockholders owning approximately 89% of Tintic Gold Mining Company on a fully diluted basis. Subsequent to the merger, Tintic Gold Mining Company changed its name to Kiwa Bio-Tech Products Group Corporation. On July 22, 2004, we completed our reincorporation in the State of Delaware. On July 22, 2004,we completed the reincorporation in the state of Delaware.

In 2002, Kiwa Bio-Tech Products Group Ltd. chartered Kiwa Bio-Tech Products (Shandong) Co. Ltd., a wholly-owned subsidiary organized under the laws of China, as its offshore manufacturing base to capitalize on low cost, high quality manufacturing advantages available in China. In October 2003, Kiwa Bio-Tech Products Group Ltd. completed the first phase of the construction of its state-of-the-art manufacturing facility in Shandong Province, China. In November 2003, Kiwa Bio-Tech Products Group Ltd. began shipping its first commercial product, a bio-fertilizer, to the agricultural market in China. We have since been working on existing product improvement and new product development.

Sales in 2005 were disappointingly low largely due to (1) a lack of inventory of our established product - Photosynthesis Biological Catalyst- caused by a halt in production at our manufacturing facility in the second half of 2005, and (2) an inability to produce a new product - bacillus fertilizer, caused largely by the failure of an expected financing. The halt in manufacturing at our facility was related to the effort to develop bacillus fertilizer, a solid form product that decomposes phosphate, potassium and other elements within the soil which compliments our existing products. The development of bacillus fertilizer was in furtherance of our plan to develop a full product line of bio-tech products for agriculture. To produce bacillus fertilizer, it was necessary for us to upgrade our existing manufacturing facilities and to secure a source of raw materials. In the third quarter of 2005, we believed we had the financing in place to fund the facility upgrade. In anticipation of that, we used our working capital to purchase raw materials for producing bacillus fertilizer. In addition, in the third quarter of 2005 we closed our existing manufacturing facility for the upgrade. During the period of closure we were not able to produce inventory for Photosynthesis Biological Catalyst or any of our other existing products. In the fourth quarter, the anticipated financing was not realized. As a consequence we were left with reduced inventory of our existing products and had used up most of our working capital on raw materials for bacillus fertilizer. This caused us to largely miss the peak sales season in 2005. In early 2006, we resumed production at our manufacturing facilities and closed new financing arrangements. We expect sales in 2006 will significantly improve.

In March 2006 we entered into a purchase agreement with two Chinese investors to issue 5,000,000 shares of our common stock in a private placement for Renminbi 6,000,0000 (approximately $750,000). As of April 13, 2006, we had received approximately $350,000 of the amount committed to under the purchase agreement, which represents 47% of the total commitment. We have agreed with the investors to defer funding of the remaining commitment to April 30, 2006. A portion of the proceeds received from the stock sale were used to retire the Company's financing arrangement with Cornell Capital Partner, LP ("Cornell Capital"). The balance of the proceeds will be used to settle the outstanding payables to service providers and for working capital. In April 2006, we are in negotiation but have not yet closed a convertible note financing with two investors for up to $4 million. If realized, proceeds from the sale of the convertible notes will be used to continue our planned development of the bacillus fertilizer and the existing business, approximately $500,000 of which will be used to upgrade our facility to give it capability to produce bacillus fertilizer. We also intend to devote approximately $2.5 million to develop a new product - an anti-viral aerosol agent which was developed by the Institute of Medicinal Biotechnology, Chinese Academy of Medical Science. The anti-viral aerosol agent is primarily effective in treating or preventing diseases for fowls and livestock, such as avian influenza, swine influenza, Newcastle disease, avian infectious bronchitis, swine infectious gastroenteritis, swine epidemic diarrhea, hog cholera, foot and mouth disease and duck viral hepatitis. To commercialize the anti-viral aerosol agent product, it must pass clinical testing performed by an institution qualified by the China Agricultural Department. Following favorable testing results, the Company is required to obtain a certificate for production of animal medicine from the China Medical Department and the production has to be conducted in a factory with GMP (good manufacturing practices) qualification for animal drugs by the China Agriculture Department. The right to exploit the anti-viral aerosol agent technology is currently held by the Institute of Medicinal Biotechnology. We have entered into a non-binding memorandum of understanding with the Institute of Medicinal Biotechnology to commercialize the product.

Intellectual Property and Product Lines

Our goal is to build a platform to commercialize bio-technological research and development results for applications in agriculture and environmental protection. In this respect, we are working on developing cooperative research relationships with several universities in China and the United States. When our liquidity position improves, we also intend to continue to acquire technologies to reduce research and development costs and shorten commercialization cycles.
 On April 12, 2004, we entered into an agreement with China Agricultural University to acquire from the university Chinese patent no. ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing". The aggregate purchase consideration under the agreement was $480,411, of which $30,205 was paid in cash at signing of the agreement and an additional $30,206 was paid in December 2004. For the balance of the consideration for the purchase, we issued 1,000,000 shares of our common stock to China Agricultural University in September 2004, valued at $0.42 per share based on its fair market value on July 20, 2004 (aggregate value of $420,000), the date when the transfer of the patent was approved.

The patent acquired from China Agricultural University covers six different species of bacillus which have been tested as bio-fertilizers to enhance yield and plant health. The production methods of the six species are also patented. The patent will expire on February 9, 2013. In 2006, we plan to utilize the patent to develop a new series of products that will complement our current products and create a comprehensive product pipeline. There are no limitations under this agreement on our exclusive use of the patent. Pursuant to our agreement with China Agricultural University, the university agreed to provide research and technology support services at no additional cost to us in the event we decide to use the patent to produce commercial products. These research and technology support services include: (1) furnishing faculty or graduate-level researchers to help bacteria culturing, sampling, testing, trial production and formula adjustment; (2) providing production technology and procedures to turn the products into powder form while keeping live required bacteria in the products; (3) establishing quality standards and quality control systems; (4) providing testing and research support for us to obtain necessary sale permits from the Chinese government; and (5) cooperation in developing derivative products. China Agricultural University has been providing some of these services since August 2004. If the University fails to provide any of these support services, our remedy against the university would be to bring a breach of contract suit for damages.

Pursuant to a non-binding letter of intent with the Institute of Medicinal Biotechnology, Chinese Academy of Medical Science dated February 26, 2006, we will acquire the exclusive production right and other related rights of the anti-viral aerosol agent as animal drug as described above. We are now in the process of negotiating the documentation described in the letter of intent.

We have obtained four Fertilizers Registration Certificates issued by the Chinese government, which are: (1) Microorganism Microbial Inoculum Fertilizer Registration Certificate issued by Ministry of Agriculture; (2) Amino Acid Foliar Fomular Fertilizer Registration Certificate issued by Ministry of Agriculture; (3) Organic Fertilizer Registration Certificate issued by Agriculture Department of Shandong Province, and (4) Water-run Fertilizer Registration Certificate issued by Agriculture Department of Shandong Province. Protected by these four Fertilizer Registration Certificates and two trademarks
- "ZHIGUANGYOU" and "PUGUANGFU" - we have developed four series of bio-fertilizer products with photosynthetic bacteria and/or bacillus as core ingredients. In 2005, lacking our own bacillus production capability, we purchased semi-manufactured bacillus goods and reprocessed our products with other fertilizer components according to our particular fertilizer prescriptions.

Our plan to develop bacillus fertilizer (including the acquisition of patents from China Agricultural University), as we continue sales of Photosynthesis Biological Catalyst, fits in with our overall plan to develop a portfolio of products to serve the needs of agriculture customers through the various crops seasons. Management believes that bacillus fertilizer will increase the company's market share and competitiveness. In addition, we believe greater product variety will increase sales in the long run and lower average fixed production costs and marketing costs.

The anti-viral aerosol is a broad-spectrum antiviral agent with potent inhibitory and/or viricidal effects on a variety of RNA viruses found in animals and fowls, initially discovered and developed by the Institute of Medicinal Biotechnology, Chinese Academy of Medical Sciences. Pursuant to related technical appraisal report published by the Ministry of Health of the People's Republic of China (the "PRC"), no adverse effects have been found of this agent, and it is not irritant or erosive to the skin, mucous membrane or the eyes of the recipient animal after swallowing or inhalation. Furthermore, the report indicates that the anti-viral aerosol is not carcinogenic, teratogenic or mutagenic. We plan to develop a commercialized product in the form of spray for applying in hen houses and other animal holding facilities to prevent and cure virus-caused diseases. When we have acquired from the Institute of Medicinal Biotechnology all necessary rights and know-how to produce the product, we will apply for a certificate for production of animal medicine from the Ministry of Agriculture of the PRC.

Strategies

With the world's largest population to feed, China's demand for agricultural products is immense. Problems with pollution and soil contamination have increased pressure on the Chinese government to conserve land and enhance environmental protection. Serious diseases such as H5N1 avian flu are spreading around the world and have threatened the development of stockbreeding. More critically, such diseases have threatened the health and safety of humans through possible bird to human and human to human transmission. China thus faces an urgent need to improve unit land yield, prevent and treat such diseases and reduce pollution. We plan to address this need through the development of our ag-biotechnology products which may resolve all these problems in environmentally friendly ways. To exploit this opportunity, our core strategies are as follows:

      o Build a platform for world-class biotechnological research and development results to be commercialized into products for applications in agriculture, natural resources conservation, and environmental protection;

      o Invest in mature technologies that will not require large amounts of research expense to develop into commercial products;

      o Establish strategic alliances for research and development, sales and distribution and customer acquisition with complimentary entities in the biological-agriculture and natural resources conservation industry;

      o  Complete our manufacturing facility in China;

      o Enhance overall management systems, operational structure and corporate governance; and

      o Utilize proprietary technology to supply products at lower cost than our competitors.

Our sales strategy involves utilizing both a direct sales force and distribution networks. Our distribution efforts are expected to include the following:

      o Leveraging government support and existing rural area distribution networks to more effectively reach end-users;

      o Cooperating with special fertilizer distributors who also help farmers resell their products;

      o Focusing on large-to-medium size wholesalers of agricultural production materials at provincial and municipal levels;

      o Establishing a three-level distribution network consisting of a company-centralized sales office, prefectural representative office and direct distributors in villages and towns; and

      o Leveraging existing sales channel network of affiliates' products to save costs of building the network from scratch.

We plan to target major agricultural companies and growers as customers that can realize significant financial benefits from using our products including:

      o High value crop (such as fruits and vegetables) growers and breed bases in China that supply major cities;

      o Agricultural producers in China who export to Japanese, Korean and other regional markets; and

      o  "Green" or organic growers of produce throughout the world.

Given the global trend of customers favoring environmentally safe organically grown food, growers' needs for higher crop yields and better quality and increasing pressure of treating and preventing such diseases as H5N1 avian flu, we also foresee strong market needs in other international markets including East Asia and Southeast Asia. We plan to explore these markets when the time is right.

Market Overview

Modern agricultural practices largely rely on heavy use of chemical fertilizers and pesticides which cause tremendous harm to the environment and soils. Such practices have been under increasing public scrutiny across the world, leading to increased consumer demand for agricultural practices that are more environmentally friendly. China has only 9.1%(1) of the world's agricultural land but needs to feed over 1.3(2) billion people, or approximately 22.9%(3) of the world's population. To increase the overall crop yield, farmers in China use vast amounts of chemical fertilizers. According to the China Statistics Bureau and the Food & Agriculture Organization of the United Nations, the use of chemical fertilizers in China increased 64.2%(4) in the past decade and accounted for one-third of total world fertilizer consumption.(5) Long-term excessive use of chemical fertilizers in China has led to severe soil contamination and pollution. If the situation continues unchanged, the largest population in the world could potentially face severe food and water shortages and an increasingly polluted living environment.

One solution to the environmental problem is bio-fertilizer, an environmental friendly fertilizer. China's current consumption of bio-fertilizer consists of only 2.3%(6) of the total fertilizer consumption in China. The Chinese agricultural industry has started to recognize the importance of bio-fertilizers to sustainable long-term agriculture in China. Our serial commercialized products, with Photosynthesis Biological Catalyst or/and bacillus as main ingredients, capitalize on this market trend and we hope to become one of the leaders in developing green technologies for productive, more sustainable agriculture in China.

Our main markets have so far been in China, mostly in Shandong Province, Jiangsu and Zhejiang Provinces. In 2006, with continuous expansion of the current market, our sales efforts are focused on Jilin Province, Henan Province, and Guangdong Province, the three largest agricultural provinces in terms of grain yield or exports of fish and other aquatic products.

Our planned anti-viral aerosol agent product is intended to prevent and treat various virus infections in fowl and livestock. It is estimated that the Chinese market volume of one prevention cycle for all fowl and livestock from avian flu can reach as high as $100 million. If the treatment market and global market are taken into consideration, the market potential is much greater. We believe that if we obtain the requisite funding and our able to complete our plans to develop the anti-viral aerosol agent product, we can expect to obtain a significant share of the Chinese market upon launching.

Construction Plan

Our initial construction plan for our manufacturing facility in Shandong Province, China contemplated three Phases. We completed the first phase of construction in October 2003 and began to produce product thereafter. The production capacity of the completed facility is 600 tons of bio-organic products. Completion of the next phase of construction will expand the manufacturing capacity to 1,000 tons and will enable us to produce the bacillus fertilizer, a capacity which we currently lack.

In the third quarter of 2005, we halted production and closed the facility for the planned second phase of construction, as we anticipated a financing arrangement that would enable us to complete the construction. The anticipated financing was not consummated and as of April 2006, the second phase of construction has not yet commenced. We plan to devote $500,000 from newly raised financing for the completion of the second phase of construction in 2006.

As a pre-requisition for commercializing a new anti-viral aerosol agent product, its production has to be conducted in a factory with GMP qualification by the China Agriculture Department. Since our existing manufacturing facility in Shandong Province does not have GMP qualification, we plan to acquire an existing GMP factory or construct a new plant with GMP qualification in 2006. The expected cost is approximately $1 million. We plan to execute the plan when we have secured a $4 million financing which we hope to complete in 2006. Construction or acquisition of a new GMP factory will delay the third phase of construction planned for the existing manufacturing facility in Shandong.

-------------------------------------------
      (1) Total area of cultivated land of China is 127,082,000 hectares - as cited on page 385 in "China Statistical Yearbook" published by National Bureau of Statistics of China (September 2002). Total area of world cultivated land is 1,401,700,000 hectares - as cited on page 17 in "Summary of Food and Agricultural Statistics 2003" published by Food and Agricultural Organization of the United Nations (2003).
      (2) Calculated based on data from the website of National Bureau of Statistics of China: http://www.stats.gov.cn.
      (3) Calculated based on data from the website of National Bureau of Statistics of China : http://www.stats.gov.cn.
      (4) Calculated based on data published in the "China Statistical Yearbook" published by National Bureau of Statistics of China (September 2002), page 389.
      (5) Calculated based on data published in "Current Agriculture Situation and Chemical Fertilizer Demand in China," by Gao Xiangzhao, Ma Shangbao and Du Sen, published by Science Publication House (July 2004), page 73.
      (6) Bio-fertilizer production and consumption of 1,000,000 metric tons, as cited on page 1 of "Bio-Fertilizer Present and Future," by Linfeng Li, published by Jiangxi Agricultural University. Aggregate fertilizer consumption of 43,390,000 metric tons, as cited on page 73 of "Current Agriculture Situation and Chemical Fertilizer Demand in China," by Gao Xiangzhao, Ma Shangbao and Du Sen, published by Science Publication House (July 2004).

Competition

Due to the unique products that we offer and the very early stage of the bio-fertilizer market in China, we believe there is little direct competition for our products in the Chinese marketplace. We may experience competition from existing products that are similar to Photosynthesis Biological Catalyst, bacillus and other organic fertilizers. Management believes that we have product differentiation and cost advantages (cost to customer) that will enable us to be more profitable than our competitors.

In addition, we face competition from large chemical fertilizer manufacturers in China. These chemical fertilizer manufacturers have provided chemical fertilizers to farmers in China for several years and customers are more accustomed to using their established products as compared to our products.

Raw Materials and Suppliers

The major raw materials for our photosynthetic bacteria and bacillus production are photosynthetic bacteria, bacillus spp. sodium acetate, glucose, diammonium phosphate, dipotassium hydrogen phosphate, and turf. Other chemicals are also used in the growth media. These materials are either cultured by our technicians or purchased from local markets. The key raw materials used in production of our products are widely available from a wide variety of supply sources. Historically, we have not experienced any difficulty in procuring adequate quantities of raw materials.

Three suppliers accounted for 64.0%, 17.2%, 12.5% of our net purchases for the fiscal year ended December 31, 2005, respectively. Historically these suppliers have met our needs. In addition, the raw materials used in our products are available from a variety of alternative sources.

We do not have agreements with our suppliers due to the availability of numerous suppliers who have the ability to supply our raw materials on fairly short notice. We place purchase orders when we need supplies.

Customers

Two customers accounted for 51.3% and 45.3% of our net sales for the fiscal year ended December 31, 2005, respectively. No other single customer accounted for more than 3% of our revenues.

Seasonality

Our operating results have been and are expected to continue to be subject to seasonal trends. This trend is dependent on numerous factors, including the markets in which we operate, growing seasons, climate, economic conditions and numerous other factors beyond our control. Generally, we expect the second and third quarters will be stronger than the first and fourth quarters, primarily because the second and third quarters correspond with the growing seasons in our primary markets in China. It is during those growing seasons when application of our products by our customers would be most beneficial and we therefore expect greater demand for our products during those periods. There can be no assurance that these operating patterns will occur. But we will seek to develop markets outside China such as in Southeast Asia to reduce the impact of seasonality.

Employees

We currently employ 20 full-time employees in China, one in the United States and one in Hong Kong. We also have 15 seasonal employees in China.

Regulatory Concerns

Our production needs to comply with bio-fertilizer standard production and testing procedures issued by the Chinese Ministry of Agriculture. We have complied with the applicable government standard production and testing procedures.

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

(1) RISKS RELATED TO OUR BUSINESS

INVESTORS MAY NOT BE ABLE TO ADEQUATELY EVALUATE OUR BUSINESS DUE TO OUR SHORT OPERATING HISTORY, LACK OF SIGNIFICANT REVENUE AND LIMITED PRODUCT OFFERINGS. DUE TO THIS SHORT OPERATING HISTORY, WE HAVE NOT YET GENERATED ANY PROFITS AND WILL REQUIRE ADDITIONAL FUNDING TO IMPLEMENT OUR BUSINESS PLAN. IN ADDITION, WE HAVE BEEN THE SUBJECT OF A GOING CONCERN EXPLANATORY PARAGRAPH. FOR THE YEAR ENDED DECEMBER 31, 2004 and 2005 FROM OUR INDEPENDENT ACCOUNTANTS.

We have only been operating our current business in ag-biotechnology since June 2002, providing a limited period for investors to evaluate our business model. Because of this limited operating history and the uncertain nature of the rapidly changing markets that we serve, we believe any prediction of future results of operations is difficult. We have generated insignificant revenue, have not been profitable, and incurred a severe decrease of sales in the second half of 2005 due to insufficiency of working capital resulted from the failure of an anticipated financing. From the inception of our current business in ag-biotechnology on June 5, 2002 to December 31, 2005, we had accumulated losses of $5,482,555. We expect to continue to have operating losses for the foreseeable future as we are still in the process of exploring market, further research and product tests. We will require additional capital to implement our business plan and continue operating. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

We have obtained four Fertilizers Registration Certificates under which we can produce and market microorganism microbial Inoculum fertilizer Registration, amino acid aoliar aomular fertilizer, organic fertilizer and water-run fertilizer. There can be no assurances that any of the intellectual property or products intended to be developed by us will be marketed successfully or that ultimately we can develop a sufficiently large production capacity and sufficiently large customer demand to operate on a profitable basis. Until sufficient cash flow is generated from operations, we will have to utilize our capital resources or external sources of funding to satisfy our working capital needs. Furthermore, our prospects must be evaluated in light of risks, uncertainties, expenses and difficulties frequently encountered by companies in an early growth stage.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the year ended December 31, 2004 and 2005, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

Notwithstanding this, the Company believes that the following facts mitigate going-concern doubts:

o We have obtained four prerequisite bio-fertilizer certificates from the Chinese government to commercialize the technologies related to photosynthetic bacteria and bacillus. It is very time-consuming, costly and uncertain to acquire such approvals in China.

o Our products have had a good reception among the final consumers in those high-additional-value crops markets. It is from such markets that we can obtain higher margin profit.

o In March we received a commitment to purchase 5,000,000 shares of our common stock for approximately $750,000, of which we have received approximately $350,000, of which we have used approximately $110,000 to retire indebtedness and current obligations and of which we expect to use $240,000 for working capital.

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS.

See "Business-Seasonality" in Item 1.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY RESULT IN VOLATILITY OR HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

We have experienced, and expect to continue to experience, substantial variation in our net sales and operating results from quarter to quarter. Our business is subject to seasonal fluctuations due to growing seasons in different markets. We believe the factors that influence this variability of quarterly results include: (1) the timing and size of orders from major customers; (2) budgeting and purchasing cycles of customers; (3) the timing of enhancements to products or new products introduced by us or our competitors; (4) changes in pricing policies made by us, our competitors or suppliers, including possible decreases in average selling prices of products in response to competitive pressures;
(5)fluctuations in general economic conditions; and (6) the status of operating cash.

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

From January 1, 2005 to December 31, 2005, the market price for our common stock as quoted on the OTC Bulletin Board has ranged from $0.059 to $0.007. High volatility in the market price of our common stock may result in lower prices for our common stock, making it more difficult for us to obtain equity financing on terms and conditions which are favorable to us, if at all. We expect to continue to incur losses in the near future as we develop and market our initial products. As a result, we will be dependent on additional debt or equity financing to fund our operations. If such financing is not available on terms which are acceptable to us, we may have to delay development of new products and/or reduce sales and marketing efforts for our existing products. Such actions may have an adverse effect on our results of operations. In addition, uncertainties with respect to our ability to raise additional capital would make operational planning more difficult for management.

REVOCATION OF OUR RIGHT TO USE PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY IMPACT THE GROWTH OF OUR BUSINESS.

We acquired a patent in April 2004 from China Agricultural University, entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing," issued by the China Intellectual Property Bureau. If our rights under this patent are challenged or if we default on our obligations under applicable Chinese regulatory requirements, our right to use that patent could be revoked and we would no longer be permitted to use that patent in our research, development and sales activities. Such a revocation or default could have an adverse impact on the growth of our business by reducing the introduction of new products, and consequently, sales.

OUR SUCCESS DEPENDS IN PART ON OUR SUCCESSFUL DEVELOPMENT AND SALE OF PRODUCTS CURRENTLY IN THE RESEARCH AND DEVELOPMENT STAGE.

Some of our product candidates are still in the research and development stage. The successful development of new products is uncertain and subject to a number of significant risks. Potential products that appear to be promising at early states of development may not reach the market for a number of reasons, including but not limited to, the cost and time of development. Potential products may be found to be ineffective or cause harmful side effects, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical or fail to achieve market acceptance. Our failure to successfully develop and sell new products may delay or eliminate future acquisition plans and would most likely slow our development. Our plans to introduce additional proprietary products may not be realized as expected, if at all.

There can be no assurance that any of our intended products will be successfully developed or that we will achieve significant revenues from such products even if they are successfully developed. Our success is dependent upon our ability to develop and market our products on a timely basis. There can be no assurance that we will be successful in developing or marketing such products or taking advantage of the perceived demand for such products. In addition, there can be no assurance that products or technologies developed by others will not render our products or technologies non-competitive or obsolete. The China bio-fertilizer market is still in a very early stage and is very fragmented with many potential customers, but with no single producer or small group of producers dominating the market. To some extent, however, we also face competition from large chemical fertilizer manufacturers in China. These chemical fertilizer manufacturers have provided chemical fertilizers to farmers in China for several years and customers are more accustomed to using their established products as compared to new products.

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

OUR SUCCESS DEPENDS IN PART UPON OUR ABILITY TO RETAIN AND RECRUIT KEY
PERSONNEL.

Our success is highly dependent upon the continued services of our executive officers, key product development personnel and key scientific personnel. Given the intense competition for qualified management and product development personnel in our industry, the loss of the services of any key management or product development personnel may significantly and detrimentally affect our business and prospects. The employment agreements with two of our key personnel in China, Lianjun Luo and Qu Bin, were expired on October 1, 2005 and March 1, 2006, respectively. We do not have employment agreements with any other members of management or key personnel. There can be no assurance that we will be able to retain these personnel, and it may be time-consuming and costly to recruit qualified replacement personnel.

WE CURRENTLY DO NOT HAVE SUFFICIENT REVENUES TO SUPPORT OUR BUSINESS ACTIVITIES, EXPECT OPERATING LOSSES CONTINUE, AND WILL REQUIRE ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO SECURE.

We require substantial working capital to fund our business. In the short term, we still need to continue building out our manufacturing facility, adjust our product formula to improve product stability and optimize our product offerings, expand our sales and marketing efforts in China, expand our distribution base in China, introduce new products, and acquire a small or medium sized bio-technology company in the Chinese agricultural and/or environmental markets or a factory with GMP qualification. In the long term, we plan to become a commercialization platform for world-class biotechnological research and development results for applications in agriculture, natural resources conservation and environmental protection, launch our products in the United States and other markets, continue our introduction of new products, create formal strategic alliances with selected United States companies to co-develop and/or co-market products in the United States and China, and form an international biotechnology research center in China for the research and development of agricultural, environmental and medical applications.

We incurred a severe decrease of sales in the second half of 2005 due to the temporarily closing of our manufacturing facility for the planned upgrade and the failure of the anticipated financing that would have allowed us to construct a facility to produce bacillus fertilizer. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. Especially in the first half of 2006, we will require additional capital to fund our operations and finance our research and development activities. Funding, whether from a public or private offering of debt or equity, a bank loan or a collaborative agreement, may not be available when needed or on favorable terms. If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we will have to limit, delay, scale back or eliminate our research and development activities or future operations. Any of the foregoing may adversely affect our business and cause us to discontinue as a going concern.

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

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO EFFECTIVELY RECEIVE AND USE OUR REVENUE.

Because most of our future revenues may be in the form of China Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund our business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations since 1996 to allow greater convertibility of the Renminbi, for current account transactions significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

We may also be subject to foreign exchange risk and foreign ownership restrictions. The Chinese government is loosening its control on foreign exchange transactions. More liberal foreign exchange policies will reduce our foreign exchange risk by increasing the liquidity of revenues generated in Renminbi. Fluctuations in the exchange rate of the Renminbi relative to the U.S. Dollar could adversely affect our results of operations by affecting our reported earnings for any given period. However since July 2005, RMB has been appreciating at all times. In addition, foreign ownership restrictions could also impact our ability to expand our business through investment and acquisition opportunities. If we are unable to pursue such strategic opportunities due to foreign ownership regulations, the growth of our business could be limited.

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

ANY RECURRENCE OF SARS, AVIAN INFLUENZA OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

A renewed outbreak of SARS, Avian influenza or another widespread public health problem in China, where most of our revenue is derived, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following: (1) quarantines or closures of some of our offices and factories which would severely disrupt our operations,
(2) the sickness or death of our key officers and employees, and (3)a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

OUR ABILITY TO GENERATE REVENUES COULD SUFFER IF THE CHINESE AG-BIOTECHNOLOGY MARKET DOES NOT DEVELOP AS ANTICIPATED.

The agriculture-biotechnology market in China, the primary market in which we do business, is in the early stages of development. While we believe the market opportunity looks promising, we expect that the market will take several years to develop. While it is difficult to project exactly how long it will take to develop the ag-biotechnology industry in China, we anticipate that it will take at least ten years to reach a level of development which is similar to the current state of the industry in the United States. Successful development of the ag-biotechnology market in China depends on the following: (1) continuation of governmental and consumer trends favoring the use of products and technologies designed to create sustainable agriculture; (2) educating the Chinese agricultural community and consumers about the uses of ag-biotechnology products; and (3) certain institutional developments such as governmental agricultural subsidies designed to promote the use of environmentally friendly ag-biotechnological products.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND MAY BE EXPOSED TO INFRINGEMENT CLAIMS FROM THIRD PARTIES.

Our success will depend in part on our ability to obtain patent protection for our technology, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. We have several trademarks registered in China, which will be protected by the trademark laws in China for ten years and are renewable at the expiration of the initial ten year term. In addition, we acquired a China patent in 2004 from the China Agricultural University entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing," issued by China Intellectual Property Bureau, which has a remaining term of seven years.

We may also file patents with the PRC Intellectual Property Bureau and/or the U.S. Patent and Trademark Office as we deem appropriate, or buy other patents such as above said anti-viral aerosol agent patents There can be no assurance that the patents applied for will be reviewed in a timely manner, that any additional patents will be issued or that any patents issued will afford meaningful protection against competitors with similar technology or that any patents issued will not be challenged by third parties. There also can be no assurance that others will not independently develop similar technologies, duplicate our technologies or design around our technologies whether or not patented. There also can be no assurance that we will have sufficient resources to maintain a patent infringement lawsuit should anyone be found or believed to be infringing our patents. There also can be no assurance that the technology ultimately used by us will be covered in any additional patent applications that we may file. We do not believe that our technology infringes on the patent rights of third parties. However, there can be no assurance that certain aspects of our technology will not be challenged by the holders of other patents or that we will not be required to license or otherwise acquire from third parties the right to use additional technology. The failure to overcome such challenges or obtain such licenses or rights on acceptable terms could have a material adverse affect on us, our business, results of operations and financial condition.

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

WE DEPEND ON A FEW CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUE.

Two customers together accounted for approximately 96.6% of our net sales for the fiscal year ended December 31, 2005. The loss of any of our significant customers would result in a material reduction in our sales and results of operations. We do not have long-term contracts with any of our customers. Purchases generally occur on an order-by-order basis, and relationships exist as long as there is a perceived benefit to both parties. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, and economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition. There can be no assurances that we will be able to retain these customers or further expand our customer base to reduce our dependence on a small number of customers. Our inability to generate new customers could negatively impact our business and our ability to continue as a going concern.

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

Our common stock is quoted on the OTC Bulletin Board, however, trading volume is very limited. We cannot guarantee that trading volumes to sustain a regular trading market will ever develop. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities quoted solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original purchase price or at any price. As of December 31, 2005, we had 373 stockholders of record. As of December 31, 2005, the closing price per share of common stock was $0.0095 and the average daily trading volume for the last three months in 2005 was 175,665 shares. Market prices for our common stock will be influenced by a number of factors, including: (1) the issuance of new equity securities;
(2) changes in interest rates; (3) competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (4) variations in quarterly operating results; (5) change in financial estimates by securities analysts; (6) the depth and liquidity of the market for our common stock; (7) investor perceptions of our company and the ag-biotechnology industry generally; and (8) general economic and other conditions.

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

IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE A SERVICE OF PROCESS OR ENFORCE LIABILITIES AGAINST US.

We are incorporated in the State of Delaware, and our principal executive offices are located in the State of California. However, substantially all our fixed assets and operations are located in the PRC. In addition, some of our directors and officers are Chinese citizens and residents. As a result, it may be more difficult for investors or other third parties to attach our assets in enforcement of a judgment against us or to enforce liabilities and obligations against us in certain circumstances. It may also be difficult to enforce service of process against directors and officers in China.

ITEM 2.  PROPERTY

In June 2002 the Company entered into an agreement with Zoucheng Municipal Government granting the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of $60,197 per acre for the land use right at the expiration of the 10-year period. The Company may not transfer or pledge the temporary land use right. In the same agreement, the Company has also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2005, the Company had invested approximately $1.4 million for the project. Management believes that neither the Company nor management will be liable for compensation or penalty if the investment commitment is not fulfilled. As of December 31, 2004, the first phase of a three-phase construction plan has been completed and production has begun in the completed facility. The production capacity of the completed facility is 600 tons of bio-organic product. Completion of the next phase of construction will expand the manufacturing capcity to 1,000 tons and will enable us to produce the bacillus fertilizer.

We lease our principal executive offices located at 415 West Foothill Blvd, Suite 206, Claremont, California 91711-2766. The lease has a term of three years and expires in March 2008. We currently expect that we will renew this lease prior to its expiration. During the fiscal year of 2004, we leased our principal executive offices located at 17700 Castleton Street, Suite 589, City of Industry, California 91748. Such lease has a term of two years and expired on June 11, 2005.

We also lease an office in Beijing under an operating lease expiring in June 2008 with an aggregate monthly lease payment of approximately $4,990. We currently expect that we will renew this lease prior to its expiration. Prior to relocating our existing Beijing office, we leased another office in Beijing under an operating lease expiring in April 2005 with an aggregate monthly lease payment of approximately $2,882.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently involved in any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock has been quoted on the OTC Bulletin Board of the NASD under the symbol "KWBT.OB" since March 30, 2004, and was quoted under the symbol "TTGM.OB" prior to the merger in March 2004. The merger transaction is described in "Business-The Company" under Item 1. During 2005, the market price for our common stock has ranged from $0.059 to $0.007.

The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods indicated. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

-------------------------------------------- -------------------- --------------
Fiscal Year 2004                             High                 Low
-------------------------------------------- -------------------- --------------
First Quarter                                $0.50                $0.12
Second Quarter                               $0.75                $0.32
Third Quarter                                $0.45                $0.09
Fourth Quarter                               $0.10                $0.06
-------------------------------------------- -------------------- --------------

-------------------------------------------- -------------------- --------------
Fiscal Year 2005                             High                 Low
-------------------------------------------- -------------------- --------------
First Quarter                                $0.059               $0.0122
Second Quarter                               $0.023               $0.007
Third Quarter                                $0.0155              $0.0102
Fourth Quarter                               $0.014               $0.0091
-------------------------------------------- -------------------- --------------

-------------------------------------------- -------------------- --------------
Fiscal Year 2006                             High                 Low
-------------------------------------------- -------------------- --------------
January 1, 2006 through March 31, 2006       $0.085               $0.0062
-------------------------------------------- -------------------- --------------

The foregoing high and low bid quotations take into account the 1-for-4 stock split of our shares that occurred during the first quarter of 2004.

Holders

As of December 31, 2005, there were approximately 373 shareholders of record of our common shares.

Dividends

We have not paid any dividends on our common shares since our inception and do not anticipate that dividends will be paid at any time in the immediate future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 contains "forward-looking" statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 involve known and unknown risks, uncertainties and other factors (described in "Business--Risk Factors" under Item 1) that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview

Our business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for the agricultural, natural resources and environmental protection markets located primarily in China. We are also reviewing the feasibility of moving into a related market to manufacture drugs for avian flu and related applications. We intend to improve existing products and to develop new products. Our activities to date have included conducting research and development, acquiring and developing intellectual property, raising capital, developing a manufacturing facility, identifying strategic acquisitions and marketing our products. Our first product, a photosynthesis biological catalyst or "bio-fertilizer", was introduced in China's agricultural market in November 2003.

The Company took its present corporate form in March 2004 when Tintic Gold Mining Company, a Utah public corporation, merged with and into Kiwa Bio-Tech Products Group Ltd., a privately-held British Virgin Islands corporation. See "Business--The Company" in Item 1. For accounting purposes this transaction was treated as an acquisition of Tintic Gold Mining Company by Kiwa Bio-Tech Products Group Ltd. in the form of a reverse triangular merger and a recapitalization of Kiwa Bio-Tech Products Group Ltd. and its wholly owned subsidiary, Kiwa Bio-Tech Products (Shandong) Co., Ltd. On July 22, 2004, we completed our reincorporation in the state of Delaware.

On April 12, 2004, we entered into an agreement with China Agricultural University to acquire patent Number ZL 93101635.5 entitled "Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing," which was originally granted by the PRC Intellectual Property Bureau on July 12, 1996. There are no limitations under this agreement on our exclusive use of the patent. The patent covers six different species of bacillus which have been tested as bio-fertilizers to enhance yield and plant health. The production methods of the six species are also patented. The patent will expire on February 9, 2013.

By the end of December 31, 2005, we obtained four Fertilizers Registration Certificates issued by the Chinese government department under which we have developed nearly 20 series commercialized products, with bacillus and/or Photosynthesis Biological Catalyst as core ingredients.

We generated approximately $630,000 and $1.3 million in revenue from principal operations in fiscal years 2005 and 2004, respectively, reflecting a decrease of 51.4%. The marked decrease is due to the temporarily closing of our manufacturing facility for the planned upgrade to manufacture bacillus fertilizer and the failure of an anticipated financing in the second half of 2005 to finance the upgrade.

In March 2006, we entered into a purchase agreement with two Chinese investors to issue 5,000,000 shares of our common stock in a private placement for Renminbi 6,000,0000 (approximately $750,000). As of April 13, 2006, we had received approximately $350,000 of the amount committed to under the purchase agreement, which represents 47% of the total commitment. We have agreed with the investors to defer funding of the remaining commitment to April 30, 2006. A portion of the proceeds received from the stock sale were used to retire the Company's financing arrangement with Cornell Capital. The balance of the proceeds will be used to settle the outstanding payables to service providers and for working capital. In April 2006 we are in negotiation but have not yet concluded convertible note financing for the aggregate amount of up to $4 million. We expect to apply approximately $500,000 of the proceeds from the sale of the convertible notes to finish the second phase of our construction plan (including the capability to produce bacillus fertilizer). Approximately $2.5 million will be applied to developing the anti-viral aerosol agent product mentioned above, approximately $1.0 million of which will be to acquire a GMP-qualified factory for production and the balance of which will be applied to development of the product and acquisition of rights and approvals.

Major Customers and Suppliers

We have two significant customers accounting for 51.3% and 45.3%, of our net sales for the fiscal year ended December 31, 2005, respectively. No other single customer accounted for more than 3% of our revenues. These two customers are leading agricultural distributors in the eastern and northern regions of China. During the fiscal year ended December 31, 2005, the total number of customers increased although the total sales volume dropped. However, our revenues generated during the fiscal year ended December 31, 2005 were approximately $630,000, reflecting a decrease of 51.4% compared to the revenues generated during the fiscal year ended December 31, 2004. This marked decrease is mainly due to the temporarily closing of our manufacturing facility for the planned upgrade and the failure of an anticipated financing in the second half of 2005.

Three suppliers accounted for 64.0%, 17.2% and 12.5% of our net purchases for the fiscal year ended December 31, 2005, respectively. Our total purchases increased to $606,965 during the fiscal year 2005 compared with $526,897 during the fiscal year 2004.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $1,327,759 and $2,728,673 during the fiscal years ended December 31, 2005 and 2004, respectively, and our current liabilities exceeded our current assets by $1,006,983 and $55,630 at December 31, 2005 and 2004, respectively.

Furthermore, we are continuing to develop our manufacturing facility and have not generated significant revenues from our operations. Until sufficient cash flow is generated from operations, we will have to utilize our capital resources or external sources of funding to satisfy our working capital needs. Our revenues from operations were disappointingly low during 2005 due to the temporary closing of our manufacturing facility for the planned upgrade to produce bacillus fertilizer and the failure of an anticipated financing in the second half of 2005 to fund the upgrade, all of which resulted in a lack of inventory of both our bacillus fertilizer and our existing products and the consequent loss of sales. These factors create substantial doubt about our ability to continue as a going concern.

We generated approximately $630,000 during fiscal year 2005 from sales of our products. If the Company can achieve the necessary financing to increase its working capital, we believe the Company will be well-positioned to increase sales of these products and to generate measurable revenues in 2006.

In March 2006 we entered into a purchase agreement with two Chinese investors to issue 5,000,000 shares of our common stock in a private placement for RMB 6,000,0000 (approximately $750,000). As of April 13, 2006, we had received approximately $350,000 of the amount committed to under the purchase agreement, which represents 47% of the total commitment. We have agreed with the investors to defer funding of the remaining commitment to April 30, 2006. A portion of the proceeds received from the stock sale were used to retire the Company's financing arrangement with Cornell Capital. The balance of the proceeds will be used to settle the outstanding payables to service providers and for working capital. In April 2006 we are in negotiation but have not yet concluded convertible note financing for the aggregate amount of up to $4 million. Proceeds from the sale of the convertible notes will be used to continue our planned development of the bacillus fertilizer and the existing business. We also intend to devote part of the proceeds to develop the anti-viral aerosol agent product mentioned above and to acquire a GMP-qualified factory for its production.

In late 2006, we may raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in obtaining this financing. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Trends and Uncertainties in Regulation and Government Policy in China

AGRICULTURAL POLICY CHANGES IN CHINA

Economic growth in China has averaged 9 1/2 percent over the past two decades and seems likely to continue at that pace for some time. However China now faces an imbalance between urban and rural environments as well as the manufacturing and agricultural industries. Since 2004, the Chinese central government has adopted a series of effective policies to promote the development of agriculture. On February 10, 2004, the Chinese central government issued a new policy to correct the imbalance by offering favorable taxation of agricultural products. On December 29, 2005, the Standing Committee of the National People's Congress decided to abolish the agricultural tax starting January 1, 2006. The abolition of the agricultural tax would increase incomes of farmers and ease their financial burdens. Each of (1) Decision of the State Council on Implementing the Interim Regulation on Promoting the Adjustment of Industrial Structure promulgated by the State Council on December 7, 2005, (2) Guiding Catalogue for the Adjustment of Industrial Structure issued by the State Council, the National Development and Reform Commission on December 7, 2005, and
(3) Outline of National Medium and Long-Term Plans for Science & Technology Development (2006-2020) promulgated by the State Council on February 9, 2006 adopted policies favorable to agriculture. We should benefit from these favorable policies as farmers will retain more of their income and will most likely spend some of that income on our products, resulting in greater sales. In addition, we anticipate receiving additional governmental support in marketing our products to farmers due to additional procedural changes included with the new policy.

GENERAL FISCAL AND MONETARY POLICY CHANGES IN CHINA

The volatility in the inflation rate in China in the past decade (almost eight times that in the United States and four times that in Western Europe) suggests that China's domestic monetary policy has not always been successful in maintaining low and stable inflation. In recent years, China has been adopting restricted or prudent fiscal and monetary policies to fight potential inflation. However, the agricultural area has been one of a few industries which will continue to enjoy expansionary policy. We have previously benefited from these policies, as evidenced by our receipt of non-interest bearing loans of over $1.5 million from the Chinese government so far. As the government further increases investment in the agricultural area, we believe that similar loans or other favorable financing programs will be made available to us in the future, which we anticipate will assist us with managing liquidity and capital resources during our growth period. However, if these financing programs are not made available in the future, we may have to borrow on terms which are less favorable to us, or we may not be able to borrow additional funds at all on terms which are acceptable.

FOREIGN INVESTMENT POLICY CHANGES

The Chinese government is considering changes to its current policy that provide favorable tax treatment to foreign invested enterprises as compared to Chinese domestic business. The new policy under consideration will consolidate enterprise income tax laws between foreign invested enterprises and Chinese domestic enterprises. The new policy will also provide transitional arrangements to facilitate the consolidation. No timetable has been announced yet for the consolidation. If the new policy is implemented, newly established foreign invested enterprises will not enjoy favorable tax treatment as in effect under current tax laws. It is anticipated that the proposed policy will not have an impact on companies like ours, which have already been granted favorable tax treatment. We believe this beneficial tax status will make an investment in our Company more attractive to both foreign and domestic investors in China, which could improve our liquidity or provide additional capital resources. However, if we were to be subject to such new policies, our tax rate and tax liability would increase.

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

On July 21, 2005, the People's Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$ 1.00 = RMB 8.11. So far the trend of such appreciation is still continuous; the exchange rate of U.S. Dollar against RMB on March 31, 2006 was 1:8.0170.

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

ACCOUNTS RECEIVABLES

We perform ongoing credit evaluations of our customers by analyzing historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns, and intend to establish an allowance for doubtful accounts when amounts are not considered fully collectible or when they are more than 365 days past due.

Accounts receivables over one year period amounted to $65,772 and $82,942 as of December 31, 2005 and March 31, 2006, respectively. Though we have no conclusive indication of insolvency from any of our customers, for the sake of prudence, we accrued bad debt allowance of $82,942 equal to the account receivables more than one year old as of March 31, 2006.

Terms of our sales vary from cash on delivery to a credit term up to three to twelve months. Ordinarily, we require our customers to pay between 20% and 60% of the purchase price of an order placed, depending on the results of our credit investigations, prior to shipment. The remaining balance is due within twelve months, unless other terms are approved by management. As stated in the "Business--Risk Factors" under Item 1, the agriculture-biotechnology market in China is in the early stages of development and we are still in the process of exploring the new market. We may also distribute our bio-products to special wholesalers with favorable payment terms with a focus on the future. We maintain a policy that all sales are final and we do not allow returns. However, in the event of defective products, we may allow customers to exchange the defective products for new products within 90 days of delivery. In the event of any exchange, the customers pay all transportation expenses.

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined on the weighted average method. Inventories include raw materials, work-in-progress, finished goods and low-value consumables. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of December 31, 2005.

REVENUE RECOGNITION

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended by SAB No. 104, "Revenue Recognition". Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title.

In general we maintain a policy that all sales are final and we do not allow returns. As discussed below under the heading, "Results of Operations", management approved an isolated return of an export sale to a Cambodia distributor because the distributor was experiencing cash flow difficulties. Management continues to evaluate and estimate expected returns at the time of sale. If a return is estimated, a reserve account is recorded to offset sales. As at December 31, 2005 we had determined that there are no significant estimated returns.

IMPAIRMENT OF ASSETS

Our long-lived assets consist of property and equipment and intangible assets. As of December 31, 2005, the net value of property and equipment and intangible assets was $1,436,866 and $410,586, respectively, which represented approximately 46.0% and 13.2% of our total assets, respectively.

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

As discussed above, our production facilities were temporarily closed in the second half of 2005, with production resuming in early 2006. Based on our analysis, we have determined that there was no impairment to our current production facilities as of December 31, 2005.

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

Results of Operations

TWELVE MONTHS ENDED DECEMBER 31, 2005 AND 2004

Net Sales. Net sales were $631,794 and $1,300,251 for the twelve months ended December 31, 2005 and 2004, respectively, representing a decrease of 51.4%. The severe decrease in sales revenue is due to the temporary closing of our manufacturing facility for the planned upgrade to produce bacillus fertilizer and the failure of an anticipated financing in the second half of 2005 to fund the upgrade, all of which resulted in a lack of inventory of both our bacillus fertilizer and our existing products and the consequent loss of sales. In addition, the Company entered into a sales agreement to sell fertilizer products amounted to $385,530 to a Cambodian customer in March 2005. However, the customer did not settle the payment in according to the agreement. In November 2005, the customer agreed to return the products to the Company and thus the previously recognized revenue is reversed.

Cost of Sales. Cost of sales were $232,692 and $641,236 for the twelve months ended December 31, 2005 and 2004, respectively. The decrease of $408,544 or 63.7% in cost of sales was primarily due to the severe decrease of sales.

Gross (Loss) Profit. Gross (loss) profit was $399,102 and $659,015, respectively, representing a profit margin of 63.2% and 50.7% for the twelve months ended December 31, 2005 and 2004, respectively. This $259,913 (39.4%) decrease was due to our decreased sales in 2005.

Consulting and Professional Fees. Consulting and professional fees were $614,532 and $448,442 for the twelve months ended December 31, 2005 and 2004, respectively, representing an increase of $166,090 or 37.0%. Most of these fees are related to fund-raising, investor relations, public company operations and marketing. The increase in consulting and professional fees in 2005 is primarily attributable to consulting and professional fees relating to investor relation service, market consulting services and financing commissions.

Officers' Compensation. Officers' compensation decreased by $38,671 or 50% to $38,727 for the twelve months ended December 31, 2005, as compared to $77,398 for the comparable period of 2004. The decrease is mainly due to reduction in compensation to one of our officers.

General and Administrative. General and administrative expenses were $664,637 for the twelve months ended December 31, 2005, as compared to $598,492 for the same period of 2004, an increase of $66,145 or 11.1%. The increase is largely attributable to the accrued bad debt allowance of $82,942 in 2005, and there was no bad debt allowance for the comparable period in 2004. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs, and other marketing expenses.

Research and Development. Research and development expenses decreased by $38,358 to $11,264, or 77.3%, for the twelve months ended December 31, 2005, as compared to $49,622 for the twelve months ended December 31, 2004. This decrease is attributable to the reduced expenses related to field testing of our products for sales licenses granted in 2005 and insufficiency of working capital in the second half of 2005.

Depreciation and Amortization. Depreciation and amortization, excluding depreciation and amortization included in cost of production, increased $53,485 to $106,283, or 101.3%, for the twelve months ended December 31, 2005, as compared to $52,798 for the same period of 2004. The increase in amount amortized is due to the fact that patents were amortized for a full year in 2005 but for only four months in 2004.

Reverse Merger Costs. The reverse merger costs are non-recurring and there was no reverse merge cost in 2005. In 2004, reverse merger costs equaled $1,417,434, which included non-cash costs relating to the issuance of the warrants and options of $1,114,380 to consultants.

Net Interest Income (Expense). Net interest expense decreased by $293,834 to $510,079, a 63.5% reduction, for the twelve months ended December 31, 2005, as compared to interest expense of $803,913 for the same period of 2004. The factors associated with this decrease include the following: (1) amortization of beneficial conversion feature of convertible loan charged as interest expenses in 2005 was only $106,666, representing a decrease of $593,334, compared to $700,000 in 2004; (2) amortization of fair value of warrants in 2005 was $78,446, representing an increase of $33,813, compared to $44,633 in 2004; (3) net interest on loan principle is $108,722, representing an increase of $49,442, compared to $59,280 in 2004.

Other Income. We had other income of $2,416 for the period ended December 31, 2005, generated from a grant from the municipal government in Shandong Province of China during 2005. In 2004, we had other income of $60,411 attributable to the forgiveness by Zoucheng Science & Technology Bureau (Shandong Province, China) of money we borrowed in 2003.

Comprehensive Income (Loss). Comprehensive income (loss) decreased by $1,423,272 to $1,305,401 for the twelve months ended December 31, 2005, as compared to $2,728,673 for the comparable period of 2004. The decrease in comprehensive loss in the current year as compared to the comparable year period in 2004 is primarily due to non-recurring costs of the reverse merger equal to $1,417,434 and the decrease of interest expense resulting from the termination of the conversion feature of a convertible note that was converted to common stock on June 8, 2004.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the fiscal year ended December 31, 2005, we raised $1,208,501 in debt financing, of which $720,000 was raised in the form of convertible notes from four unrelated parties and $488,501 from two related parties.

Our current liabilities exceed our current assets and we continue to suffer losses. In the second half of 2005, we suffered an insufficiency of working capital that was resulted by the temporarily closing of the manufacturing facility for planned upgrade and the failure of an anticipated financing in the second half of 2005. Our sales volume in the second half of 2005 declined severely as a result of the temporarily closing of the manufacturing facility and the delay of the launching of the new bacillus fertilizers as planned.

We will require additional capital to fund our business plan and to develop our manufacturing facility. We have not generated significant revenues from our operations for such purposes. In March 2006, we entered into a purchase agreement with two Chinese investors to issue 5,000,000 shares of our common stock in a private placement for RMB 6,000,0000 (approximately $750,000). As of April 13, 2006, we had received approximately $350,000 of the amount committed to under the purchase agreement, which represents 47% of the total commitment. We have agreed with the investors to defer funding of the remaining commitment to April 30, 2006. In April 2006 we are in negotiation but have not yet concluded convertible note financing for the aggregate amount of up to $4 million. These amounts may not be sufficient to allow us to implement our business plan. In the remaining period of 2006, we may raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in this regard. There can be no assurances that we will be able to obtain sufficient funds to allow us to continue operations and to develop our facilities and products as scheduled.

In November 2002 and June 2003, we borrowed money from a local bank in Beijing to purchase two automobile purchases. The borrowing was in the form of two loans for $38,663 and $25,498, with interest rates of 5.32% and 5.02%, respectively. The maturity dates are October 2007 and March 2008, respectively. As of December 31, 2005, the outstanding balances of these loans were $11,768 and $15,772, respectively.

In 2005, we borrowed $310,464 from China Star Investment Group ("China Star"), $199,514 of which were pursuant to Advance Agreements entered into with China Star, and the balance of $110,950 which were Company expenses and other obligations paid by China Star and booked as accounts payable to China Star. The Advance Agreements are unsecured and bear interest at 12% per annum, and are due 180 days from the date of draw down. The Company has also granted detachable warrants to China Star to purchase 997,571 shares of our common stock. In 2005, we repaid China Star $159,404. As of December 31, 2005, the total outstanding balance owed to China Star under the loan and for all other obligations was $263,165, consisting of a $112,105 existing balance owed to China Star as of December 31, 2004 and a net increase in borrowings from China during 2005 of $151,060.

On May 23, 2005, we entered into a loan agreement for $156,685 from the Company's Chairman of the Board and the Chief Executive Officer, Mr. Wei Li ("Mr. Li") and subsequently repaid $4,337 to him. The loans were unsecured and bore interest at 12% per annum with the period of 180 days since the date of draw down. This loan has been extended to June 30, 2006. Mr. Li has also paid certain operating expenses on behalf of the Company during the fiscal year of 2005. As of December 31, 2005, the total outstanding balance owed to Mr. Li under the loan and for other obligations was $191,861.

As of March 31, 2006, the Company terminated its Standby Equity Distribution Agreement financing arrangement with Cornell Capital. The associated promissory note, $400,000 original principal amount (the "Cornell Note"), had a total of $110,176.10 principal and interest outstanding on March 31, 2006 when it was fully paid-off with a payment for that amounts from the proceeds of 5,000,000 shares of stock issued in a private placement to Chinese investors and the loan from a related party, China Star. On March 31, 2006, the Company signed a Termination Agreement with Cornell Capital, Butler Gonzalez LLP or its successor and Newbridge Securities Corporation in which Cornell Capital acknowledged full satisfaction of the Cornell Note and released the Company from all liability under the Cornell Note and the Standby Equity Distribution Agreement. In connection with the settlement Cornell Capital returned 5,864,357 collateral shares of the Company's common stock to the Company.

On May 30, 2005 and June 16, 2005, the Company entered into three convertible promissory note agreements for the aggregate of $320,000 with interest at 12% per annum (the "12% Loans"), and issued 1,600,000 detachable warrants. The lenders are unrelated parties located in the United States. The 12% Loans were initially due in three months from date of draw down, but the final maturity dates were extended for another three months. Mr. Li has provided personal guarantees for the 12% Loans. As part of the loan terms, the lenders have the right to convert the 12% Loans into shares of the Company's common stock at any time prior to the maturity. The conversion price is based on 75% of the closing quote of the Company's common stock on the date of conversion. The Company did not pay the 12% Loans by the extended maturity date. We have received a notice from one of the lenders of his intention to convert $150,000 of the 12% Loans to the Company's common stock in April 2006. We are now in negotiations with the lenders holding the remaining balance of $170,000 to extend the payment date. We have not received from the lenders and notice of default or demand for immediate payment.

We qualified for non-interest bearing loans under a government sponsored program to encourage economic development in certain industries and locations. As of December 31, 2005, we had obtained non-interest bearing loans from the Chinese local government of approximately $1,510,264, of which $1,424,996 is currently outstanding. We are required to begin repayment of the outstanding balance of the loans in the first year after our Chinese subsidiary reaches an accumulative profit position. The entire balance is to be fully repaid within three years thereafter.

At December 31, 2005 and 2004, we had cash of $14,576 and $17,049, respectively. As of December 31, 2005 and 2004, our net working capital (deficiency) was ($1,006,983) and ($55,630), respectively, reflecting current ratios of 0.56:1 and 0.96:1, respectively, at such dates.

During the fiscal year ended December 31, 2005, our operations utilized cash of $419,827 as compared to $1,149,909 utilized for the fiscal year ended December 31, 2004.

During the fiscal year ended December 31, 2005, we utilized cash of $229,989 for investing activities consisting primarily of property and equipment purchases. This was offset in part by collections due from other receivables. Cash utilized for investing activities during the fiscal year ended December 31, 2004, was $219,645, which reflects a 4.7% increase which is primarily resulted from the purchase of research equipments during the fiscal year of 2005.

During the fiscal year ended December 31, 2005, we generated a net of $632,570 from financing activities, consisting of the proceeds from convertible notes payable of $720,000 and loans advanced from related parties of $488,501, offset in part by the repayment of a short-term loan of $50,000, to related parties of $163,741, convertible notes payable of $350,000 and long-term borrowings of $12,190. During the fiscal year ended December 31, 2004, we generated $1,337,873 from financing activities through increases in convertible loans and long-term borrowings.

If we can achieve the necessary financing, our plan is to continue to develop our manufacturing facility. As of March 31, 2006, we have invested approximately $1.4 million in the first phase of our manufacturing facility, including $1 million in buildings and $45,000 in equipment. We estimate that the total investment for the completion of the construction of our manufacturing facility for bacillus fertilizer and anti-viral aerosol agent products and the respective marketing and distribution costs will be approximately$4 millions over an estimated 2 years.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. We conduct virtually all of our business in China and, accordingly, the sale of our products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the U.S. Dollar would adversely affect our financial performance when measured in U.S. Dollars. Although prior to 1994 the RMB experienced significant devaluation against the U.S. Dollar, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People's Bank of China. The exchange rate was approximately $1.00 to RMB 8.28 at December 31, 2004. On July 21, 2005, the People's Bank of China increased the US$-RMB exchange rate to approximately US$
1.00 = RMB 8.11. So far the trend of such appreciation is still continuous, the exchange rate on March 31, 2006 of U.S. Dollar against RMB is 1:8.0170. This change results in greater liquidity for revenues generated in RMB. We benefit by having easier access to and greater flexibility with capital generated in and held in the form of RMB.

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

Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments - The Company previously leased an office in Beijing under an operating lease that expired in April 2005 with an aggregate monthly lease payment of approximately $2,882. This operating lease was replaced by another operating lease expiring in March 2008 with an aggregate monthly lease payment of approximately $4,990. Rent expense under the operating leases for the fiscal year ended December 31, 2005 was $52,416.

The Company previously leased an office in the United States under a commercial lease agreement with China Star that expired in June 2005 with an aggregate monthly lease payment of approximately $2,560. This operating lease was replaced by another operating lease with a third party expiring in June 2008 with an aggregate monthly lease payment of approximately $1,000. Pursuant to the lease agreement, rent expense for the fiscal year ended December 31, 2005 was $20,763. At December 31, 2005, the remaining minimum lease payments amounted to $29,833.

In December 2004, we entered into an agreement with Mr. Li, pursuant to which Mr. Li leased the Company a motor vehicle. The monthly rental payment is $1,812 and the Company made no payments of rental expenses for the fiscal year ended December 31, 2005.

Off-Balance Sheet Arrangements

At December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123-R, Share Based Payments, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. The cost will be measured based on the estimate fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

Also, in December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". The amendments made by SFAS No. 153 are based on the principle that the exchange of nonmonetary assets should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, "Accounting Changes", which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the consolidated financial statements of the Company.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations". FIN 47 clarifies that the term "conditional asset retirement obligation", which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this statement does not have an immediate material impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.


ITEM 7.   FINANCIAL STATEMENTS

The consolidated financial statements of Kiwa Bio-Tech Products Group Corporation and its subsidiaries including the notes thereto, together with the report thereon of Mao & Company, CPAs, Inc. and Grobstein, Horwath & Company, LLP are presented beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 13, 2006, Grobstein, Horwath & Company LLP informed the Company by written letter that it was resigning as the certifying accounting firm for the Company and its subsidiaries effective immediately. Effective March 14, 2006, our board of directors approved the selection of Mao & Company, CPAs, Inc. as our certifying accounting firm for the fiscal year ending December 31, 2005.

During March 2004, we completed a stock exchange transaction with the shareholders of Kiwa Bio-Tech Products Group Ltd. ("Kiwa Bio-Tech") resulting in Kiwa Bio-Tech becoming a wholly owned subsidiary of the Company. This stock exchange transaction also resulted in a recapitalization of the Company with Kiwa Bio-Tech becoming the surviving entity of the transaction for accounting purposes. Grobstein, Horwath & Company, LLP audited Kiwa Bio-Tech's financial statements for the period from June 5, 2002 (date of inception) to December 31, 2002 and the fiscal year ended December 31, 2003. Grobstein, Horwath & Company, LLP's reports for those periods did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's fiscal year ended December 31, 2004, for which audit services were provided by Grobstein, Horwath & Company, LLP, and through March 13, 2006, there were no disagreements with Grobstein, Horwath & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Grobstein, Horwath & Company, LLP, would have caused them to make reference to the subject matter in their report.

Prior to Mao & Company, CPAs, Inc. becoming our independent registered public accounting firm, neither we, nor anyone on our behalf, consulted with Mao & Company, CPAs, Inc. regarding either the application of accounting principles to a specific or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities and Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We plan to evaluate the level of our internal controls, identify certain possible matters involving internal control deficiencies and adopt remedial measures according to the Committee of Sponsoring Organizations of the Treadway Commission framework in 2006 with the assistance of a professional internal control consultant. We believe we can meet the requirements as defined in
Section 404 of Sarbanes-Oxley Act of 2002 by the end of 2006.

ITEM 8B.  OTHER INFORMATION

NOT APPLICABLE.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table provides information about our executive officers and directors and their respective age and position as of March 31, 2006. The directors listed below will serve until the Company's next annual meeting of the shareholders:

Name                     Age        Position
-----------------------  -------    --------------------------------------------
Wei Li                   44         Chief Executive  Officer and Chairman of the
                                    Board of Directors
Lian jun Luo             36         Chief Financial Officer and Director
Da chang Ju              65         Director
Yun long Zhang           42         Director
Johnson Shun-Pong Lau    32         Chief Operating Officer
Qi Wang                  39         Vice President - Technical

Wei Li became our Chief Executive Officer and Chairman of the Board of Directors on March 12, 2004. From January 1, 2004 to the time of the Tintic/Kiwa merger, Mr. Li was the acting Chief Executive Officer of Kiwa Bio-Tech Products Group Ltd. Mr. Li founded Kiwa Bio-Tech Products Group Ltd. to capitalize on the growth of the ag-biotechnology industry in China. Prior to founding Kiwa Bio-Tech Products Group Ltd., Mr. Li founded China Star, an entity which provides integrated financing services and/or venture investments to growth businesses in China. Mr. Li served as President of China Star from June 1993 to January 2004. In 1989, Mr. Li founded Xinhua International Market Development Ltd., a company which engaged in investing in China's high tech, pharmaceutical, medical device, media, entertainment and real estate industries. Mr. Li holds a B.S. in finance from Hunan Finance and Economics University.

Lian jun Luo became our Chief Financial Officer on March 12, 2004, and one of our directors on March 27, 2004. Mr. Luo served as the Chief Executive Officer of Kiwa Bio-Tech Products Group Ltd. from October 2002 to December 2003. From January 2002 to October 2002, Mr. Luo served as the Chief Financial Officer of China Star. From August 2000 to December 2001, Mr. Luo served as manager of Security Department and Assistant to President at Jilin Hengfa Group Ltd., a Chinese drug manufacturing company, responsible for the company's preparation for an aborted IPO and for merger and acquisition activities. From May 1998 to July 2000, Mr. Luo worked as manager of Investment Department and Associate General Manager for Hongli Enterprise Ltd, a Chinese investment company on merger and acquisition transactions. Mr. Luo obtained his law degree from China University of Political Science and Law in 1993. Mr. Luo is a certified public accountant and lawyer in China.

Da chang Ju became one of our directors on March 12, 2004. From 1987 to 1999 when he retired, Mr. Ju worked as General Manager of XinShen Company, an investment firm in China. He was responsible for the company's daily operations and investment decision making. He served as a board member of Kiwa Bio-Tech Products Group Ltd. since 2003 and a board member of China Star from 1999 to 2000. Mr. Ju holds a B.S. in mathematics from Capital Normal University in Beijing, China.

Yun long Zhang became one of our directors on March 27, 2004. From May 2000 to present, Mr. Zhang has been the General Manager of China Star, responsible for the group's daily operations. From 1994 to 2000, Mr. Zhang served as the head of the Investment Department at China National Economic and Systems Reform Research and Services Center, an economic reform think tank for the central government. Mr. Zhang holds a degree in statistics.

Johnson Shun-Pong Lau became our Chief Operating Officer on July 19, 2005. Mr. Lau served as the Vice President - Finance of a company listed on the OTC Bulletin Board from August 2004 to April 2005. Prior to that, Mr. Lau worked in the audit department of the Hong Kong and Beijing offices of Deloitte Touche Tohmatsu for over seven years. Mr. Lau received his bachelor's degree of commerce from Monash University, Australia in 1996. He is a Certified Public Accountant in Hong Kong Institute of Certified Public Accountants (HKICPA) and a Certified Practising Accountant of CPA Australia.

Qi Wang became our Vice President - Technical on July 19, 2005. Mr. Wang served as a Professor and Advisor for Ph.D students in Department of Plant Pathology, China Agricultural University ("CAU") since January 2005. Prior to that, he served as an assistant professor and lecturer of CAU since June 1997. He obtained his master degree and Ph.D in agricultural science from CAU in July 1994 and July 1997, respectively. Mr. Wang received his bachelor's degree of science from Inner Mongolia Agricultural University in July 1989. He is a committee member of various scientific institutes in China, including the National Research and Application Center for Increasing-Yield Bacteria, Chinese Society of Plant Pathology, Chinese Association of Animal Science and Veterinary Medicine.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and certain other shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file. To the best of the Company's knowledge, based solely upon a review of the copies of such reports, during 2005, all of the required filings were made on a timely basis.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the "Code") that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Secretary. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. We will provide any stockholder a copy of the Code, without charge, upon written request to the Company's Secretary.

Board Composition and Audit Committee

The board of directors is currently composed of four members, including Wei Li, Lian jun Luo, Da chang Ju and Yun long Zhang. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have an audit committee. We intend, however, to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

Our chief executive officer does not earn any compensation during 2005 and 2004. We had no officers or directors in 2004 and 2005 whose total annual salary and bonus during 2005 and 2004 exceeded $100,000.

                                                       Annual Compensation
Name and Principal Position      Year   Salary ($)   Bonus ($)     All Other Compensation ($)     Securities Underlying Options
--------------------------       ----   ----------   ---------     --------------------------     -----------------------------
Wei Li(1)                        2005         -             -                  -                   -
                                 2004         -             -                  -                   -

-------------------------------------
(1)   Appointed Chief Executive Officer and a director of the Company in June
      2004.

2004 Stock Incentive Plan

On May 10, 2004, our Board of Directors determined that it was in our best interest to provide equity incentives to certain of our directors, officers and employees and/or consultants and adopted, subject to stockholder approval, our 2004 Stock Incentive Plan (the "2004 Stock Plan"). On June 3, 2004, our stockholders approved the 2004 Stock Plan. Under the 2004 Stock Plan, we may issue to qualifying participants options and stock purchase rights with respect to up to 1,047,907 shares of our common stock, of which not more than 350,000 shares may be granted to any participant in any fiscal year. This key aspect of our compensation program is designed to attract, retain, and motivate the highly qualified individuals required for our long-term success. As of December 31, 2005, we had not made any grants under our 2004 Stock Plan.

The options of the 2004 Stock Plan will expire ten years from the date of grant. The options which are not issued to an officer, a director or a consultant, will become exercisable at least as rapidly as 20% per year over the five-year period commencing on the date of grant.

Stock Option and stock appreciation rights Granted in 2005

We did not grant any stock options or stock appreciation rights ("SARs") to any officers or directors during 2005.

Aggregate Option and SAR Exercises in 2005 and Fiscal Year-End Values

No stock options or SARs were exercised by any officers or directors. At December 31, 2005, none of the Named Executive Officers held any stock options or SARs. The Company did not adjust or amend the exercise price of any stock options or SARs previously awarded to any named executive officers during 2005.

Compensation of Directors

At this time, we do not have any arrangement or policy for compensation of directors for their services on our Board of Directors. If any, when we do compensate directors, we do not anticipate paying employee directors additional compensation for their service above their compensation as an employee.

In 2005, there were no other arrangements pursuant to which any director was compensated for services provided as a director.

Employment Contracts and Termination of Employment and Change of Control Arrangements

We entered into an employment agreement with each of two key employees, Messrs. Lian jun Luo and Bin Qu, on March 18, 2003.

Mr. Luo's agreement has a three-year term commencing on October 10, 2002, which is renewable upon written agreement of the parties prior to expiration. Under the agreement, Mr. Luo is entitled to an annual base salary of RMB 144,000 each year and shares of common stock of the Company equal to 1% of the total number of shares outstanding on each of October 1, 2003, 2004 and 2005. Mr. Luo may also be granted an annual performance bonus of RMB 56,000.

Mr. Qu's agreement has a three-year term commencing on March 1, 2003, which is renewable upon written agreement of the parties prior to expiration. Mr. Qu had a three-month probationary period which ended on June 1, 2003. Under the agreement, Mr. Qu is entitled to an annual base salary of RMB 144,000 each year and shares of common stock of the Company equal to 1% of the total number of shares outstanding on each of March 1, 2004, 2005 and 2006. Mr. Qu may also be granted an annual performance bonus of RMB 56,000.

During the term of their respective agreements Messrs. Luo and Qu may not compete with the Company or hire or solicit the Company's employees. In addition, each of Messrs. Luo and Qu agreed, during the term of the respective agreements and for five years after the termination thereof, not to disclose any of the Company's confidential information. If the Company terminates either agreement, Mr. Luo or Mr. Qu, as applicable, will be entitled to three months' severance. If Mr. Luo or Mr. Qu terminates his employment agreement, he must pay a default penalty equal to three months of his salary.

Except as set forth above, we do not have employment agreements with any other members of management or key personnel. In addition, there are no compensatory plans or arrangements with respect to a named executive officer that would result in payments or installments in excess of $100,000 upon the resignation, retirement or other termination of such executive officer's employment with us or from a change-in-control.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2005 certain information with respect to the beneficial ownership of our common stock by (i) each of our directors and executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. The numbers for each stockholder listed below include shares of our common stock issuable upon the exercise of options or any other rights beneficially owned by such person or entity that are exercisable within 60 days of December 31, 2005. Percentage ownership is calculated based on 59,235,930 shares of our common stock outstanding as of December 31, 2005. None of the shares listed below are issuable pursuant to stock options, SARs or warrants.

                                                              Number of       Percent of
Name                                                            Shares          Class
------------------------------------------------------        ----------      ---------
Wei Li (1)............................................        12,356,672         20.9%
Da chang Ju (2).......................................        10,062,088         17.0%
Lian jun Luo..........................................           308,916          *
James Nian Zhan.......................................           308,916          *
Yun long Zhang........................................           308,916          *
Johnson Shun-Pong Lau ................................           196,000          *
All Star Technology Inc. (1)..........................        12,356,672         20.9%
InvestLink (China) Limited (2)........................        10,062,088         17.0%
De jun Zou............................................         3,089,168          5.2%
Times Crossword Investment Ltd. (3)...................         3,089,168          5.2%
Yi Mao (3)............................................         3,089,168          5.2%
All officers and directors as a group (6 persons).....        23,541,508         39.7%

-------------------
*     Less than 1%.
(1) Consists of shares held by All Star Technology Inc., a British Virgin Islands international business company. Wei Li exercises voting and investment control over the shares held by All Star Technology Inc. Wei Li is a principal stockholder of All Star Technology Inc. and may be deemed to beneficially own such shares, but disclaims beneficial ownership in such shares held by All Star Technology Inc. except to the extent of his pecuniary interest therein.
(2) Consists of 7,812088 shares of common stock held directly by InvestLink (China) Limited ("Investlink") and 2,250,000 shares of common stock held by InvestLink as custodian for Gui sheng Chen. InvestLink has the sole power to vote or direct the vote and dispose or direct the disposition of 10,062,088 shares but disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein. Da chang Ju exercises voting and investment control over the shares held by InvestLink. Da chang Ju is a principal stockholder of InvestLink and may be deemed to beneficially own such shares, but disclaims beneficial ownership in such shares held by InvestLink except to the extent of his pecuniary interest therein.
(3) Mr. Yi Mao exercises voting and investment control over the shares held by Times Crossword Investment, Ltd.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

China Star Investment Group

Mr. Li, the Company's Chairman of the Board and the Chief Executive Officer, owns a 28% interest in China Star. Mr. Yun long Zhang, one of our directors, is also General Manager of China Star, responsible for the group's daily operations. As of December 31, 2005, the Company had an outstanding balance owed to China Star of $263,165.

On June 29, September 30, and December 31, 2005, the Company entered into advance agreements with China Star for advances of $94,845, $91,071 and $13,598, respectively. The advances are unsecured, bear interest at 12% per annum and were initially due 180 days from the date of draw down. The advances have been extended to June, 30, 2006. The Company has also granted to China Star warrants to purchase 997,571 shares of its common stock.

Additionally, we lease an office in the United States under a commercial lease agreement with China Star that expired in June 2005 with an aggregate monthly lease payment of approximately $2,560. Pursuant to the lease agreement dated April 1, 2004, rent expenses for the fiscal year ended December 31, 2005 were $15,360. We paid the rental expenses amounted to $15,360 under the lease in 2005. We did not renew the lease when it expired in 2005.

Mr. Wei Li

The balance of $191,861 shown on the balance sheet owed to Mr. Li, primarily consisted of a loan and the operating expenses that Mr. Li paid on behalf of the Company.

On May 23, 2005, the Company entered an advance agreement with Mr. Li for various advances amounting to $156,685. The advances were unsecured and bore interest at 12% per annum with the period of 180 days since the date of draw down. The advances have been extended to June 30, 2006. In consideration of the advances, the Company granted to Mr. Li warrants to purchase 783,423 shares of our common stock.

Mr. Li also executed a guarantee of repayment of each of the 10% Loan and the 12% Loans (described in Note 9 to the Consolidated Financial Statements and under "Managementi-s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). As of March 31, 2006, the 10% Loan was retired and the 12% Loans had an outstanding balance of $320,000.

In December 2004, we entered into an agreement with Mr. Li pursuant to which Mr. Li leases a company's motor vehicle. The monthly rental payment is $1,812 and the Company made no payment of rental expenses for the fiscal year ended December 31, 2005.

ITEM 13.  EXHIBITS

                                 Description of Exhibits
                                 -----------------------
Exhibit No.   Description                                                  Incorporated by           Exhibit No. in
                                                                           Reference in Document     Incorporated
                                                                                                     Document
2.1           Agreement and Plan of Merger, dated March 11, 2004, by       Form 8-K filed on March   2.1
              and  among  Tintic  Gold  Mining  Company,  TTGM             29, 2004
              Acquisition Corporation, and Kiwa
              Bio-Tech Products Group Ltd.
2.2           Agreement and Plan of Merger, dated July 22, 2004, between   Form 8-K filed on July    2.1
              Kiwa Bio-Tech Products Group Corporation, a Utah             23, 2004
              corporation, and Kiwa Bio-Tech Products Group Corporation.
3.1           Certificate of Incorporation, effective as of July 21,       Form 8-K filed on July    3.1
              2004.                                                        23 2004
3.2           Bylaws, effective as of July 22, 2004.                       Form 8-K filed on July    3.2
                                                                           23, 2004
10.1          Standby Equity Distribution Agreement, dated July 6, 2004,   Form SB-2 filed August    10.1
              between Cornell Capital Partners, LP and Kiwa Bio-Tech       2, 2004
              Products Group Corporation.
10.2          Placement Agent Agreement, dated July 6, 2004, between       Form SB-2 filed August    10.2
              Newbridge Securities Corporation and Kiwa Bio-Tech           2, 2004
              Products Group Corporation.
10.3          Registration Rights Agreement, dated July 6, 2004,           Form SB-2 filed August    10.3
              between Cornell Capital Partners, LP and Kiwa Bio-Tech       2, 2004
              Products Group Corporation.
10.4          Warrant Purchase Agreement, dated March 12, 2004,  issued    Form 10-QSB filed May     10.1
              to Westpark Capital, Inc.                                    20, 2004
10.5          Convertible Loan Agreement, dated January 25, 2004 between   Form 10-QSB filed May     10.2
              Kiwa Bio-tech Products Group Ltd. and Kao Ming Investment    20, 2004
              Company
10.6          Convertible  Loan Agreement dated March 12, 2004 for         Form 10-QSB filed         10.1
              $200,000  between Kiwa Bio-Tech  Products Group              August 20, 2004
              Corporation and Jzu Hsiang Trading Co., Ltd.
10.7          Engagement  agreement between Kiwa Bio-Tech Products Group   Form 10-QSB filed         10.3
              Corporation and Cinapsys Inc. dated May 24, 2004             August 20, 2004
10.8          Patent Transfer Agreement dated April 12, 2004, between      Form SB-2/A filed         10.5
              Kiwa Bio-Tech Products (Shandong) Co., Ltd. and China        October 8, 2004
              Agricultural University.
10.9          Patent Transfer Contract, dated April 12, 2004,  between     Form SB-2/A filed         10.5
              Kiwa Bio-Tech Products Group Corporation and China           November 23, 2004
              Agricultural University
10.10         Contract of Project of Venture Capital of Zoucheng           Form SB-2/A filed         10.6
              Science & Technology Plan (Contract No.: 2004) among KIWA    October 8, 2004
              Bio-Tech Products (Shandong) Company, Science & Technology
              Bureau and Zoucheng Branch of China Commercial Bank of
              ICBC  dated April 2004.
10.11         Contract of Project of Venture Capital of Zoucheng           Form SB-2/A filed         10.7
              Science & Technology Plan (Contract  No. 2002) among KIWA    October 8, 2004
              Bio-Tech Products (Shandong) Company, Zoucheng Science &
              Technology Bureau and Zoucheng Branch of China Commercial Bank of
              ICBC dated November 2002.
10.12         Contract of Project of Venture Capital of Zoucheng           Form SB-2/A filed         10.7
              Science & Technology Plan (Contract  No. 2002) among KIWA    November 23, 2004
              Bio-Tech Products Group Limited, Zoucheng Municipal
              People's Government
              Bureau and Zoucheng Branch of China Commercial Bank of
              ICBC dated May 26, 2002.

                                 Description of Exhibits
                                 -----------------------
Exhibit No.   Description                                                  Incorporated by           Exhibit No. in
                                                                           Reference in Document     Incorporated
                                                                                                     Document
10.13         PBC Project Investment Agreement between KIWA Bio-Tech       Form 10-KSB filed April   10.13
              Products Group Limited and Zoucheng Municipal Government     13, 2005
              dated June 25, 2002
10.14         Employment   Agreement  dated  March  18,  2003  between     Form SB-2/A filed         10.13
              Kiwa Bio-Tech Products Group and Lian jun Luo                November 23, 2004
10.15         Employment   Agreement  dated  March  18,  2003  between     Form SB-2/A filed         10.14
              Kiwa Bio-Tech Products Group and Bin Qu                      November 23, 2004
              Convertible Loan Agreement dated October 20, 2003 between    Form SB-2/A filed         10.8
10.16         China Star Investment Group and Kiwa Bio-Tech Products       October 8, 2004
              Group Ltd., as amended by letter agreement dated August 1,
              2004
10.17         Loan Agreement dated July 26, 2004 between China Star        Form SB-2/A filed         10.15
              Investment Group and Kiwa Bio-Tech Products Group            November 23, 2004
              Corporation
10.18         Commercial Lease Agreement dated April 1, 2004 between       Form SB-2/A filed         10.10
              Kiwa Bio-Tech Products Group Corporation and China Star      October 8, 2004
              Investment Company.
10.19         Convertible Note Agreement dated September 23, 2004 among    Form 10-QSB filed         10.4
              Kiwa Bio-Tech Products Group Corporation and Young San Kim   November 15, 2004
              and Song N. Bang
10.20         Amendment, dated April 7, 2005, to Convertible Note          Form 10-KSB filed April   10.20
              Agreement dated September 23, 2004 among Kiwa Bio-Tech       13, 2005
              Products Group Corporation and Young San Kim and Song N.
              Bang
10.21         Common Stock Warrant dated September 23, 2004, issued        Form 10-QSB filed         10.5
              by Kiwa Bio-Tech Products Group Corporation to               November 15, 2004
              Young San Kim
10.22         Common Stock Warrant dated September 23, 2004, issued by     Form 10-QSB filed         10.6
              Kiwa Bio-Tech Products Group Corporation to Song N. Bang     November 15, 2004
10.23         Promissory Note of Kiwa Bio-Tech Products Group              Form 10-KSB filed April   10.23
              Corporation, principal amount $400,000, issued to Cornell    13, 2005
              Capital Partners, LP on January 4, 2005, as amended by
              letter agreements dated March 21, 2005 and April 5, 2005.
10.24         Payment Acknowledgment and Release, dated June 8, 2005,      Form 10-QSB filed May     10.1
              among Kiwa Bio-Tech Products Group Corporation and Young     20, 2005
              San Kim and Song N. Bang
10.25         Advance Agreement, dated May 23, 2005, between Kiwa          Form 10-QSB filed         10.2
              Bio-Tech Products Group Corporation and Mr. Wei Li.          August 15, 2005
10.26         Promissory Note of Kiwa Bio-Tech Products Group              Form 8-K filed on         10.1
              Corporation, principal amount $150,000, issued to Donald     August 12, 2005
              Worthly dated May 30, 2005, as amended June 1, 2005.
10.27         Promissory Note of Kiwa Bio-Tech Products Group              Form 8-K filed on         10.2
              Corporation, principal amount $70,000, issued to Gertrude    August 12, 2005
              Yip dated May 30, 2005, as amended.
10.28         Promissory Note of Kiwa Bio-Tech Products Group              Form 8-K filed on         10.3
              Corporation, principal amount $100,000, issued to Hiro       August 12, 2005
              Sugimura and Elaine Sugimura dated June 16, 2005.
10.29         Advance Agreement, dated June 29, 2005, between Kiwa         Form 10-QSB filed         10.7
              Bio-Tech Products (Shandong) Co. Ltd. and China Star         August 15, 2005
              Investment Management Co. Ltd.

                                 Description of Exhibits
                                 -----------------------
Exhibit No.   Description                                                  Incorporated by           Exhibit No. in
                                                                           Reference in Document     Incorporated
                                                                                                     Document
10.30         Advance Agreement, dated September 30, 2005, between Kiwa    Form 10-QSB filed         10.1
              Bio-Tech Products (Shandong) Co. Ltd. and China Star         November 21, 2005
              Investment Management Co. Ltd.
10.31         Advance Agreement, dated December 31, 2005, between Kiwa
              Bio-Tech Products (Shandong) Co. Ltd. and China Star
              Investment Management Co. Ltd.
10.32         Stock Purchase Agreement dated March 10, 2006                Form 8-K filed on March
                                                                           15, 2006
10.33         Termination Agreement between Kiwa Bio-Tech Products Group   Form 8-K filed on April   10.1
              Corporation and Cornell Capital dated on March 31, 2006      4, 2006
10.34         Amendment, dated April 13, 2006 to Stock Purchase
              Agreement dated March 10, 2006
21            List of Subsidiaries                                         Form 10-QSB filed May     21
                                                                           20, 2005
31.1          Certification of Principal Executive Officer pursuant to
              Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of
              1934
31.2          Certification of Principal Financial Officer pursuant to
              Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of
              1934
32.1          Certification of Principal Executive Officer, pursuant to
              18 U.S.C. 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
32.2          Certification of Principal Financial Officer, pursuant to
              18 U.S.C. 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Public Accountants for 2005 and 2004

Audit Fees

The aggregate audit fees for 2005 were approximately $69,000. The amounts include fees of approximately $45,000 for professional services rendered by Mao & Company, CPAs, Inc. in connection with the audit of our consolidated financial statements as of and for the 2005 fiscal year and fees of approximately $22,500 for professional services rendered by Grobstein, Horwath & Company, LLP in connection with reviews of our unaudited consolidated interim financial statements for the first, second and third quarters of 2005.

The aggregate audit fees for 2004 were approximately $95,500. The amounts include fees for professional services rendered by Grobstein, Horwath & Company, LLP in connection with the audit of our consolidated financial statements for the 2004 fiscal year and reviews of our quarterly reports on the Form 10-QSB for the first, second and third quarters of 2004 fiscal year.

Audit-Related Fees

There were no audit-related fees billed by Mao & Company, CPAs, Inc. or Grobstein, Horwath & Company, LLP for other services rendered to the Company for the 2005 fiscal year.

Audit-related fees for 2004 for assurance and related services by Grobstein, Horwath & Company, LLP were $63,527. The amount includes fees for auditing the financial statements in relation to our registration statement on Form SB-2 and to the reverse merger on March 12, 2004 and not reported under the caption Audit Fees.

Tax Fees

There were no fees for tax services billed by Mao & Company, CPAs, Inc. or Grobstein, Horwath & Company, LLP for other services rendered to the Company for the 2005 fiscal year.

Tax fees for 2004 for professional services rendered by Grobstein, Horwath & Company, LLP were $5,000. The amount includes fees for tax compliance, authority, audit support and planning services.

All Other Fees

There were no additional aggregate fees billed by Mao & Company, CPAs, Inc. for 2005 or by Grobstein, Horwath & Company, LLP for 2004 for other services rendered to the Company. Since we do not have a formal audit committee, our entire Board of Directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to the Company's accountants, but our Board of Directors approved the engagement of each of Mao & Company, CPAs, Inc. and Grobstein, Horwath & Company, LLP before their respective engagements.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2006.


      KIWA BIO-TECH PRODUCTS GROUP CORPORATION

      By:      /s/  Wei Li
               -----------
               Wei Li
               Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2006.

/s/ Wei Li               April 14, 2006     Chief Executive Officer and Chairman of the Board of
----------                                  (Principal Executive Officer)
Directors
Wei Li


/s/ Lian jun Luo         April 14, 2006     Chief Financial Officer and Director
----------------                            (Principal Financial Officer and Principal Accounting
Lian jun Luo                                 Officer)


/s/ Da Chang Ju          April 14, 2006     Director
---------------
Da chang Ju


/s/ Yun Long Zhang       April 14, 2006     Director
------------------
Yun long Zhang

          KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND ITS SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                                          Page
                                                                                          ----
Report of Mao & Company CPAs, Inc. dated April 14, 2006................................   F-2

Report of Grobstein, Horwath & Company, LLP dated February 25, 2005....................   F-3

Consolidated Balance Sheets as of December 31, 2005 and 2004...........................   F-4

Consolidated  Statements of Operations and Comprehensive Income for the years
ended December 31, 2005 and 2004.......................................................   F-5

Consolidated Statements of Stockholders' Equity (Deficiency) for the period from
January 1, 2004 through December 31, 2005 .............................................   F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004...   F-8

Notes to Consolidated Financial Statements.............................................   F-9

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Kiwa Bio-Tech Products Group Corporation

We have audited the accompanying consolidated balance sheet of Kiwa Bio-Tech Products Group Corporation and Subsidiary (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kiwa Bio-Tech Products Group Corporation and Subsidiary as of December 31, 2005 and the consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Mao & Company CPAs, Inc.

New York, New York
April 14, 2006

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Kiwa Bio-Tech Products Group Corporation

We have audited the accompanying consolidated balance sheets of Kiwa Bio-Tech Products Group Corporation and Subsidiary (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kiwa Bio-Tech Products Group Corporation and Subsidiary as of December 31, 2004 and the consolidated result of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Grobstein, Horwath & Company, LLP

Sherman Oaks, California
February 25, 2005

Consolidated Balance Sheets

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                                                   Year Ended December 31,
                                                                                 --------------------------
                                                                                    2005           2004
                                                                                 -----------    -----------
ASSETS
Current assets
    Cash and cash equivalents                                                    $    14,576    $    17,049
    Accounts receivable                                                              701,486        963,403
    Other receivable                                                                    --          157,495
    Inventories                                                                      495,597         83,677
    Prepaid expenses                                                                   1,962        131,600
    Other current assets                                                              27,186         26,340
                                                                                 -----------    -----------
Total current assets                                                               1,240,807      1,379,564
Property, Plant and Equipment:
    Buildings                                                                      1,012,219        986,965
    Machinery and equipment                                                          447,361        218,250
    Automobiles                                                                      103,914        101,321
    Office equipment                                                                  57,423         49,688
    Computer software                                                                  8,940          8,717
                                                                                 -----------    -----------
                                                                                   1,629,857      1,364,941
Less: accumulated depreciation                                                      (192,991)      (109,847)
                                                                                 -----------    -----------
Property plant and equipment - net                                                 1,436,866      1,255,094
Construction in progress                                                              33,429         32,595
Intangible asset-net                                                                 410,586        463,730
                                                                                 -----------    -----------
Total assets                                                                     $ 3,121,688    $ 3,130,983
                                                                                 -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
    Accounts payable and accrued expenses                                        $ 1,000,477    $   560,874
    Construction costs payable                                                       372,338        370,453
    Short-term loans                                                                    --           50,000
    Due to related parties                                                           454,193        128,884
    Convertible notes payable-unrelated party                                        407,135        312,104
    Current portion of bank notes payables                                            13,647         12,879
                                                                                 -----------    -----------
Total current liabilities                                                          2,247,790      1,435,194
Long-term liabilities, less current portion:
    Unsecured loans payable                                                        1,424,996      1,389,443
    Bank notes payable                                                                13,895         26,853
                                                                                 -----------    -----------
Total long-term liabilities                                                        1,438,891      1,416,296
Shareholders' equity (deficiency)
    Common stock -$0.001 par value
      Authorized 100,000,000 shares and 50,000,000 shares at December 31, 2005 and 2004, respectively Issued and outstanding 59,235,930 shares and
      40,873,711 shares at December 31, 2005 and
      2004, respectively                                                              59,236         40,874
    Preferred stock -$0.001 par value
      Authorized 20,000,000 shares and nil shares
      at December 31, 2005 and 2004, respectively
      Issued and outstanding nil shares at
      December 31, 2005 and 2004                                                        --             --
    Additional paid-in capital                                                     4,835,968      4,393,415
    Deficit Accumulated                                                           (5,482,555)    (4,154,796)
                                                                                 -----------    -----------
    Accumulated other comprehensive income                                            22,358
                                                                                 -----------    -----------
Total shareholders' equity (deficiency)                                             (564,993)       279,493
                                                                                 -----------    -----------
Total liabilities and stockholders' equity                                       $ 3,121,688    $ 3,130,983
                                                                                 -----------    -----------

Consolidated Statements of Operations and Comprehensive Income

                                              Year Ended December 31,
                                               2005            2004
                                           ------------    ------------
Net sales                                  $    631,794    $  1,300,251
    Cost of sales                               232,692         641,236
                                           ------------    ------------
Gross profit                                    399,102         659,015
Operating expenses:
    Consulting and professional fees            614,532         448,442
    Officers' compensation                       38,727          77,398
    General and administrative                  664,637         598,492
    Research and development                     11,264          49,622
    Depreciation and amortization               106,283          52,798
    Reverse merger costs                           --         1,417,434
Total costs and expenses                      1,435,443       2,644,186
                                           ------------    ------------
Operating loss                               (1,036,341)     (1,985,171)
                                           ------------    ------------
Interest expense, net                          (293,834)       (803,913)
Other income                                      2,416          60,411
                                           ------------    ------------
Net loss                                   $ (1,327,759)   $ (2,728,673)
                                           ------------    ------------
Other comprehensive income (loss):
    Translation adjustment                       22,358            --
                                           ------------    ------------
Comprehensive loss                         $ (1,305,401)   $ (2,728,673)
                                           ============    ============
Net loss per common share                  $     (0.026)   $     (0.074)
    -basic and diluted
Weighted average number of common shares
outstanding
   -basic and diluted                        50,957,995      36,887,339

Consolidated Statement of Stockholders' Equity (Deficiency)

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries Consolidated Statement of Stockholders' Equity (Deficiency)

                                                                                                    Total
                                            Common Stock     Additional               Other      Stockholders'
                                        --------------------  Paid-in  Accumulated Comprehensive    Equity
                                          Shares    Amount    Capital    Deficits     Income     (Deficiency)
-------------------------------------------------------------------------------------------------------------
Balance, January 1, 2004                30,891,676    30,892 1,184,108 (1,426,123)            -    (211,123)
-------------------------------------------------------------------------------------------------------------
Shares  retained by public  shareholders
in    March    2004    reverse    merger
transaction                              4,038,572     4,038  (4,038)           -             -            -
-------------------------------------------------------------------------------------------------------------
Issuance of warrants valued at $0.54 per
share on March 30, 2004 in conjunction
with March 2004 reverse
merger transaction                               -        -  943,380            -             -      943,380
-------------------------------------------------------------------------------------------------------------
Issuance  of  stock  options  valued  at
$0.57  per  share on March  30,  2004 to
consultant    in    conjunction     with
March 2004 reverse merger transaction            -        -  171,000            -             -      171,000
-------------------------------------------------------------------------------------------------------------
Beneficial    conversion    feature   of
convertible   note  payable   funded  on
January 25, 2004                                 -        -  500,000            -             -      500,000
-------------------------------------------------------------------------------------------------------------
Beneficial    conversion    feature   of
convertible   note  payable   funded  on
April 7, 2004                                    -        -  200,000            -             -      200,000
-------------------------------------------------------------------------------------------------------------
Restricted    shares    issued    to   a
consultant  for  services  at $0.45  per
share on May 24, 2004.                      75,000       75   33,675            -             -       33,750
-------------------------------------------------------------------------------------------------------------
Shares   issued   upon   conversion   of
convertible  notes  payable at $0.25 per
share on June 8, 2004                    2,800,000    2,800  697,200            -             -      700,000
-------------------------------------------------------------------------------------------------------------
Shares  issued  to  China   Agricultural
University  in  conjunction  with  April
2004 Patent Transfer  Agreement at $0.42
per share on July 19, 2004               1,000,000    1,000  419,000            -             -      420,000
-------------------------------------------------------------------------------------------------------------
Shares    issued   to    consultant   in
conjunction   with  July  2004   Standby
Equity   Distribution   transaction   at
$0.001 per share on July 29, 2004           26,567       27     (27)            -             -            -
-------------------------------------------------------------------------------------------------------------
Shares  issued  for  commitment  fee  in
conjunction   with  July  2004   Standby
Equity   Distribution   transaction   at
$0.001  per share on July 29, 2004         704,039      704    (704)            -             -            -
-------------------------------------------------------------------------------------------------------------
Shares   issued  to  lawyer   for  legal
services   at   $0.014   per   share  on
September 14, 2004                         892,857      893  124,107            -             -      125,000
-------------------------------------------------------------------------------------------------------------
Issuance of warrants  on  September  23,
2004 in conjunction  with September 2004
convertible notes payable                        -        -   82,559            -             -       82,559
-------------------------------------------------------------------------------------------------------------
Shares   issued   to   consultants   for
services  at $0.10 per share on  October
1, 2004                                    415,000      415   41,085            -             -       41,500
-------------------------------------------------------------------------------------------------------------
Issuance of  restricted  common stock to
a consultant  as final  compensation  at
$0.07  per share on November 19, 2004       30,000       30    2,070            -             -        2,100
-------------------------------------------------------------------------------------------------------------
Net   loss    for   the    year    ended
December 31, 2004                                -        -        -  (2,728,673)             -  (2,728,673)
-------------------------------------------------------------------------------------------------------------

                                                                                                    Total
                                            Common Stock     Additional               Other      Stockholders'
                                        --------------------  Paid-in  Accumulated Comprehensive    Equity
                                          Shares    Amount    Capital    Deficits     Income     (Deficiency)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004              40,873,711    40,874 4,393,415 (4,154,796)            -      279,493
-------------------------------------------------------------------------------------------------------------
Issuance of common stock to Cornell Capital
Partners, Limited in the first nine
months of 2005, as first to thirty-third
repayments in conjunction with
Promissory Note dated January 4,
2005                                    18,362,219   18,362  294,503            -             -      312,865
-------------------------------------------------------------------------------------------------------------
Issuance  of  detachable   warrants  in
conjunction   with  the   issuance   of
convertible  promissory  notes  to  the
holders in June 2005                            -        -   21,700            -             -       21,700
-------------------------------------------------------------------------------------------------------------
Beneficial  conversion  feature  of  the
convertible  promissory  notes funded in
June 2005                                        -        -  106,666            -             -      106,666
-------------------------------------------------------------------------------------------------------------
Issuance  of   detachable   warrants  in
conjunction  with the advance  agreement
with a director dated May 23, 2005               -        -    8,633            -             -        8,633
-------------------------------------------------------------------------------------------------------------
Issuance  of   detachable   warrants  in
conjunction  with the advance  agreement
with a related party dated June 29, 2005         -        -    5,417            -             -        5,417
-------------------------------------------------------------------------------------------------------------
Issuance  of   detachable   warrants  in
conjunction  with the advance  agreement
with a director dated September 30, 2005         -        -    5,021            -             -        5,021
-------------------------------------------------------------------------------------------------------------
Issuance  of   detachable   warrants  in
conjunction  with the advance  agreement
with a director dated December 31, 2005                          613                                     613
-------------------------------------------------------------------------------------------------------------
Net  loss for the  year  ended  December
31, 2005                                         -        -        -  (1,327,759)             -  (1,327,759)
-------------------------------------------------------------------------------------------------------------
Translation adjustment                           -        -        -            -        22,358     (22,358)
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005              59,235,930   59,2364,835,968  (5,482,555)        22,358      564,993
-------------------------------------------------------------------------------------------------------------

Consolidated Statements of Cash Flows

            Kiwa Bio-Tech Products Group Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                    Year Ended December 31,
                                                                 --------------------------
                                                                    2005            2004
                                                                 -----------    -----------
Cash flows from operating activities:
Net loss                                                         $(1,327,759)   $(2,728,673)
Adjustments  to  reconcile  net  loss  to  net  cash  used  in operating activities:
    Issuance of common stock for services                               --          202,350
    Issuance of securities for reverse merger costs                     --        1,114,380
    Depreciation and amortization                                    146,932         91,061
    Amortization of detachable warrants                               78,447         44,663
    Amortization of beneficial conversion feature
    of convertible notes payable                                     106,666        700,000
    (Gain)/Loss on disposal of Property, Plant and Equipment            --          121,268
    Changes in operating assets and liabilities:
    (Increase)decrease in :
        Accounts receivable                                          261,917       (918,168)
        Inventories                                                 (411,920)        51,524
        Other receivable                                             157,495       (157,495)
        Prepaid expenses                                             129,638       (131,600)
        Other current assets                                            (846)        83,471
        Due from related party                                          --           30,574
    Increase(decrease)in:
        Accounts payable and accrued expenses                        439,603        499,781
        Construction cost payable                                       --         (153,045)
                                                                 -----------    -----------
Net cash used in operating activities                               (419,827)    (1,149,909)
                                                                 -----------    -----------
Cash flows from investing activities:
    Purchase of property and equipment                              (229,989)      (159,234)
    Acquisition of intangible asset                                     --          (60,411)
                                                                 -----------    -----------
Net cash used in investing activities                               (229,989)      (219,645)
                                                                 -----------    -----------
Cash flows from financing activities:
    Decrease (increase) in restricted cash                              --          300,000
    Proceeds from short-term loans                                      --           50,000
    Repayment of short-term loans                                    (50,000)      (283,930)
    Proceeds from related parties                                    488,501         28,884
    Repayment to related parties                                    (163,741)          --
    Proceeds from convertible notes payable                          720,000      1,050,000
    Repayment of convertible notes payable                          (350,000)          --
    Proceeds from long-term borrowings                                  --          265,806
    Repayment of long-term borrowings                                (12,190)       (72,887)
                                                                 -----------    -----------
Net cash provided by financing activities                            632,570      1,337,873
                                                                 -----------    -----------
Foreign currency translation                                          14,773           --
Cash and cash equivalents:
   Net decrease                                                       (2,473)       (31,681)
   Balance at beginning of year                                       17,049         48,730
                                                                 -----------    -----------
Balance at end of year                                           $    14,756    $    17,049
                                                                 -----------    -----------

Supplemental Disclosures of Cash flow Information:
Cash paid for interest                                           $     6,354    $    57,966
Cash paid for taxes                                                     --             --
Non-cash investing and financing activities:
    Issuance of common stock for convertible notes payable           312,865        700,000
    Beneficial conversion feature of convertible notes payable       106,666        700,000
    Transfer from convertible notes due to related party                --          100,000
    Issuance of common stock in exchange for patent                     --          420,000
    Issuance of detachable warrants in conjunction
        with issuance of convertible notes payable               $    41,384    $    82,559
                                                                 -----------    -----------

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

Credit Risk - The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when amounts are not considered fully collectable. According to the Company's credit policy, the Company provides 100% bad debt provision for the amounts outstanding over 365 days, which management believes is consistent with industry practice in the China region.. Though we have no conclusive indication of insolvency from any of our customers, for the sake of prudence, we accrued bad debt allowance $82,942 for the long outstanding balance. Management of the Company believes that the accounts receivable balance as of December 31, 2004 will be fully collected.

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $1,327,759 and $2,728,673 during the fiscal year ended December 31, 2005 and 2004, respectively, and our current liabilities exceeded our current assets by $1,006,983 and $55,630 at December 31, 2005 and 2004, respectively. These factors create substantial doubt about our ability to continue as a going concern.

In March 2006 the Company entered into a purchase agreement to issue 5,000,000 shares of common stock for the proceeds of approximately $750,000. As of the April 13, 2006, the Company had received approximately $350,000, which represented47% of the total proceeds, committed to. The Company and the investors have agreed to defer funding of the remaining commitment to April 30, 2006 (See Note 21). In April 2006, we are in negotiation but not yet concluded the issuance of convertible notes with two investors for the aggregate amount of up to $4 million. Company management continues to evaluate the Company's cash needs and the availability of debt and equity financing to fund the Company's operations.

As a result of the aforementioned conditions, the Company's registered independent public accountants, in their independent auditors' reports on the consolidated financial statements as of and for the year ended December 31, 2005 and 2004, have included an explanatory paragraph in their opinion indicating that there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition - The Company recognizes sales in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended by SAB No. 104, "Revenue Recognition". Sales represent the invoiced value of goods, net of value added tax ("VAT"), supplied to customers, and is recognized upon delivery of goods and passage of title.

All of the Company's sales made in China are subject to the Chinese value-added tax at rates ranging from 13% to 17% ("output VAT"). Such output VAT is payable after offsetting VAT paid by the Company on purchases ("input VAT").

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants and convertible debt) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of December 31, 2005, potentially dilutive securities aggregated 21,669,116 shares of common stock. The loss per common share calculation for fiscal year ended December 31, 2005 and 2004 reflect the March 2004 recapitalization of Kiwa Bio-Tech.

The Company effected a 4-for-1 split of its outstanding shares of common stock effective March 29, 2004, in conjunction with the reverse merger transaction with Kiwa Bio-Tech as described above. Unless otherwise indicated, all share and per share amounts presented herein have been adjusted to reflect the stock split.

Advertising - The Company charges all advertising costs to expense as incurred. Advertising expenses for the years ended December 31, 2005 and 2004 were $30,141 and $17,416, respectively.

Research and development - Research and development costs are charged to expense as incurred.

Cash and Cash Equivalents - Highly liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Financial Instruments and Fair Value - The Company accounts for financial instruments under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative financial instruments be recognized in the consolidated financial statements and maintained at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial position or its results of operations because the Company does not currently hold any derivative financial instruments and does not engage in hedging activities. The carrying amounts for cash and cash equivalents, accounts receivable, other receivables, deposits and prepayments, short-term borrowings, accounts payable, other payables and accruals approximate their fair values because of the short maturity of those instruments.

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

        Buildings                    20-35 years
        Machinery and equipments      4-12 years
        Automobiles                      8 years
        Office equipment                 5 years
        Computer software                3 years

Construction in progress represents factory and office buildings under construction. The Company capitalizes interest during the construction phase of qualifying assets in accordance with SFAS No. 34, "Capitalization of Interest Cost". No interest was capitalized during 2005 and 2004 as the construction in progress was minimal.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The Company has determined that there was no impairment of long-lived assets at December 31, 2005.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that that the assets will not be recovered.

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

Translations of amounts from RMB into U.S. dollars were at approximately US$
1.00 = RMB 8.28 for all periods prior to July 21, 2005. Due to the stability of the RMB during the periods covered by the consolidated financial statements prior to July 21, 2005, no material exchange differences exist during the aforesaid period. On July 21, 2005, the People's Bank of China announced it would appreciate the RMB, increasing the RMB-US$ exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$ 1.00 = RMB 8.11. The Company translates Kiwa-SD's assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date (at December 31, 2005, the prevailing exchange rate of the US dollar against the RMB was 8.0702), and the statement of operations is translated at the average rates over the relevant reporting period. Equity items are translated at historical rates. Adjustments resulting from the translation from RMB into US$ are recorded in shareholders' equity as part of accumulated comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of operations.

Comprehensive (Loss) Income - The Company has adopted the SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Stock Issued for Compensation and Financing - The Company from time to time issues shares of common stock, options or warrants for services rendered or for financing costs. Stock issued to non-employees is valued based on the market price on the transaction date. With respect to stock options and warrants issued to non-employees, the Company has adopted the SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the term of the loan period.

With respect to stock awards issued to employees, the Company has elected to continue to account for stock-based employee compensation plans utilizing the intrinsic value method. The provisions of SFAS No. 123 currently in effect allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options or warrants to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but to disclose on an annual basis the pro forma effect on net income (loss) and net income (loss) per common share had the fair value of the stock options and warrants been recorded in the financial statements. SFAS No. 123 was amended by SFAS No. 148, which now requires companies to disclose in financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Under the intrinsic value method, the compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock. The Company did not issue any stock options to its officers or management during the fiscal years ended December 31, 2005 and 2004.

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

2. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123-R, "Share Based Payments", which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. The cost will be measured based on the estimate fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

Also, in December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". The amendments made by SFAS No. 153 are based on the principle that the exchange of nonmonetary assets should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, "Accounting Changes", which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the consolidated financial statements of the Company.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations". FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this statement does not have an immediate material impact on the consolidated financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Inventories

Inventories consisted of the following at December 31, 2005 and 2004:

----------------------------------------------------------------------------
                                  December 31, 2005       December 31, 2004
----------------------------------------------------------------------------
Raw materials                              $417,237                $ 36,248
Work in progress                                  -                  32,295
Finished goods                               78,360                  15,134
Total                                      $495,597                $ 83,677
----------------------------------------------------------------------------

4. Other receivable

The other receivable consists of a right to receive the repayment of an advance of $157,495 previously made to an unrelated U.S. incorporated entity, Kiwa Bio-Tech Products, Inc. ("KBPI"), for payment of merger costs in March 2004. KBPI has fully repaid the amount during 2005.

5. Prepaid expenses

As of December 31, 2004, the prepaid expenses mainly consisted of $63,750 prepaid to KBPI for one-year of marketing service. According to the marketing service agreement, KBPI would be entitled to receive a royalty of 8% of the gross profits derived from the products or services sold by the Company which are referred by KBPI. The Company did not pay any royalty fee to KBPI since it did not successfully refer any sales to the Company throughout the term of the agreement.

Other consulting fees included $45,000 prepaid to a consultant for public relation services and sourcing of equity and debt financing for the Company over a one-year consulting period. The Company prepaid $6,850 to another consultant for public relation services over six months. In addition, $16,000 in 2004 was prepaid to a placement agent of the Company to raise bridge financing. No consulting fees were paid in 2003.

As of December 31, 2005, the prepaid expenses amounted $1,962, including prepaid rental, web hosting fee and insurance.

Prepaid expenses consisted of the following at December 31, 2005 and 2004:

-----------------------------------------------------------------------------------------
                                                   December 31, 2005   December 31, 2004
Marketing service fee                                              -            $ 63,750
Fees for public relations and sourcing of financing                -              51,850
Others                                                         1,962                   -
Place agent fee                                                    -              16,000
-----------------------------------------------------------------------------------------
Total                                                         $1,962            $131,600
-----------------------------------------------------------------------------------------

6. Property Plant and Equipment

The total gross amount of property, plant and equipment was $1,629,857 and $1,364,941 as of December 31, 2005 and 2004, respectively. The increase of $264,916 is mainly due to research and development equipment purchased during 2005 for $223,067. The research and development equipment has various uses.

Depreciation expense was approximately $83,144 and $74,379 for the fiscal years ended December 31, 2005 and 2004, respectively.

7. Intangible Assets

The Company's intangible asset as of December 31, 2005 consisted of the following:

---------- ---------------------- ---------------- --------------- -----------------
                 Expected              Gross        Accumulated       Intangible
            Amortization Period   Carrying Value    Amortization        asset,
                                                                         Net
---------- ---------------------- ---------------- --------------- -----------------
 Patent          8.5 years           $480,411         $69,825          $410,586
---------- ---------------------- ---------------- --------------- -----------------

The following table presents future expected amortization expense related to the patent:

                                  Amount
                                ----------
           2006                 $  56,518
           2007                    56,518
           2008                    56,518
           2009                    56,518
           2010                    56,518
           Thereafter             127,996
                                ---------
                                $ 410,586
                                ---------

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2005 and 2004:

--------------------------------------------------------------------------
                                               2005                  2004
--------------------------------------------------------------------------
Consulting and professional payables    $   411,360             $ 140,566
Payables to material suppliers              211,903               230,618
Interest payable                            106,880                23,430
Salary payable                               92,557                35,325
Insurance payable                            81,553                47,711
Office rent payable                          39,007                     -
Payables to  equipment suppliers             13,761                13,417
Others                                       43,456                69,807
--------------------------------------------------------------------------
Total                                   $ 1,000,477             $ 560,874
--------------------------------------------------------------------------

9. Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of the construction project.

10. Related Party Transactions

Amounts due to related parties consisted of the following at December 31, 2005 and 2004:

------------------------------------ ------------- ----------------------- ---------------------
                                     Notes              December 31, 2005     December 31, 2004
Mr. Wei Li ("Mr. Li")                    (i)                    $ 191,861              $ 16,779
China Star ("China Star Investment       (ii)                     263,165               112,105
Group")
Unamortized fair value of warrants
issued to China Star                                                (833)                     -
------------------------------------ ------------- ----------------------- ---------------------
Total                                                           $ 454,193              $128,884
------------------------------------ ------------- ----------------------- ---------------------

(i) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company. The balance due to Mr. Li primarily consists of a loan and operating expenses that Mr. Li paid on behalf of the Company.

On May 23, 2005, the Company entered into a loan agreement with Mr. Li for various advances amounting to the aggregate of $156,685. The advances were unsecured and bore interest at 12% per annum with the period of 180 days since the date of draw down. The due dates of the advances have been extended to June 30, 2006. The Company has also granted 783,423 shares of detachable warrants to Mr. Li.

Each warrant attached to the advances entitles Mr. Li to subscribe for one share of common stock of the Company at an exercise price equal to the closing quote of the Company's shares on the date of draw down, which ranged from $0.011 to $0.0481 per share. The warrants expire two years from the date of issue. None of the detachable warrants were exercised in the fiscal year ended December 31, 2005. The value of the detachable warrants at the time of their issuance was determined to be $8,633, calculated pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27. This value has been recorded as a reduction to the advance and has been credited to additional paid-in capital, and is being amortized on the straight-line basis over the term of the loan with the amounts amortized being recognized as interest expense. Any unamortized discount remaining at the date of conversion of the advance will be recognized as interest expense in the period the conversion takes place.

Mr. Li also executed a guarantee of repayment of the 10% Loan and the 12% Loans (described at Note 12) to the Financial Statements and under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). On December 31, 2005, the 10% Loan was repaid in full and retired and the 12% Loans had an outstanding balance of $320,000.

In December 2004 we entered into an agreement with Mr. Li, pursuant to which Mr. Li leases the Company a motor vehicle. The monthly rental payment is $1,812 and the Company made no payments of rental expenses for the fiscal year ended December 31, 2005.

(ii) China Star

China Star is a company which is 28% owned by Mr. Li. Mr. Yun long Zhang, one of our directors, is also General Manager of China Star, who is responsible for its daily operations.

On June 29, September 30, and December 31, 2005, the Company entered into advance agreements with China Star for advances of $94,845, $91,071 and $13,598, respectively. The advances were drawn down in stages over the second and third quarters of 2005, respectively. The advances were unsecured, bore interest at 12% per annum and were initially due in 180 days from the date of draw down. The due dates on all of the advances have been extended to June 2006. The Company has also granted detachable warrants to China Star to purchase the aggregate of 997,571 shares of common stock. As of December 31, 2005, the Company had an outstanding balance due to China Star of $263,165.

Each warrant attached to the advance entitles China Star to subscribe for one share of common stock of the Company at an exercise price equal to the closing quote of the Company's shares on the date of draw down, which ranged from $0.009 to $0.03 per share. The warrants expire two years from the date of issue. None of the detachable warrants were exercised in the fiscal year ended December 31, 2005. The fair value of the detachable warrants at the time of their issuance was determined to be $10,438, calculated pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27.

Additionally, we lease an office in the United States under a commercial lease agreement with China Star that expired in June 2005 with an aggregate monthly lease payment of approximately $2,560. Pursuant to the lease agreement dated April 1, 2004, rent expenses for the fiscal year ended December 31, 2005 were $15,360. We paid the rental expenses amounted to $15,360 under the lease in 2005. We did not renew the lease when it expired in 2005.

11. Short-Term Loans

As of December 31, 2004, short term loans consisted of loans of $50,000 from Greater China Securities Inc. The loans were unsecured, non-interest bearing and were repaid in February 2005.

12. Convertible Notes Payable

The balance of convertible notes payable as of December 31, 2005 and 2004 was $407,135 and $312,104, respectively.

10% Loan

On September 23, 2004, the Company entered into a convertible loan agreement for $350,000 with interest at 10% per annum (the "10% Loan"), and issued 1,050,000 detachable warrants. The lender is an unrelated party located in the United States. The 10% Loan was initially due on March 23, 2005, but the final maturity date was subsequently extended to April 21, 2005. The Company did not repay the 10% Loan by the extended maturity date. Prior to June 8, 2005, the Company made payments to the lender in the amount of $359,991, which included a penalty interest payment. On June 8, 2005, the Company signed a Payment Acknowledgment and Release with the lender in which the lender acknowledged full satisfaction of the 10% Loan and released the Company from all liability under the 10% Loan.

Each warrant attached to the 10% Loan entitles the holder to subscribe for one share of common stock of the Company at an exercise price of $0.20 per share through September 23, 2007. None of the detachable warrants were exercised in the fiscal year ended December 31, 2005. The fair value of the detachable warrants at the time of their issuance was determined to be $82,559, calculated pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27. This fair value has been recorded as a reduction to the convertible loan and has been credited to additional paid-in capital, and is being amortized on the straight-line basis over the term of the loan with the amounts amortized being recognized as interest expense. Any unamortized discount remaining at the date of conversion of the loan will be recognized as interest expense in the period the conversion takes place. In addition, the Company's Chief Executive Officer, Mr. Li, also executed a guarantee of repayment of the loan which is secured by shares of the Company's common stock that he owns.

In connection with the 10% Loan, the Company recorded deferred debt issuance costs of $32,000, consisting of the direct costs incurred for the issuance of the convertible loan. Debt issuance costs were amortized on the straight-line method over the term of the 10% Loan, with the amounts amortized being recognized as interest expense.

Promissory Note with Cornell Capital Partners, LP

On January 4, 2005, as amended by letter agreements dated March 21, 2005 and April 5, 2005, the Company completed a loan transaction pursuant to which the Company received an advance of $400,000 (before deduction of expenses and fees) from Cornell Capital Partners, LP ("Cornell Capital") in exchange for the issuance by the Company of a promissory note in the original principal amount of $400,000 (the "Cornell Note"). The Cornell Note, bore interest at a rate of 10% per annum and had a term of 290 days. The Company's obligations under the Cornell Note could be paid from proceeds the Company received pursuant to the Standby Equity Distribution Agreement entered into with Cornell Capital on July 6, 2004.. Pursuant to the terms of the Cornell Note, the Company deposited in escrow 39 requests for advances under the Standby Equity Distribution Agreement in the amount of $10,000 each and one request in the amount of $29,589, as well as sufficient shares of the Company's Common Stock registered pursuant to the Company's Registration Statement No. 333-117868, to cover the advances. An attorney served as escrow agent in connection with the advance notices and shares that were deposited in escrow pursuant to the Cornell Note. To the extent the Cornell Note was not repaid in cash by the Company, the escrow agent released requests for advances to Cornell Capital and Cornell Capital, at its discretion, could apply the proceeds from the advances to the outstanding balance on the Cornell Note. As of December 31, 2005, the escrow agent had released 32 such advances for an aggregate of 18,362,219 shares of common stock with repayment of $312,865. The balance of principal due on the Cornell Note as of December 31, 2005 was $87,135.

As of March 31, 2006 the Company settled the Cornell Note with a payment of $110,176, constituting all outstanding principal and accrued interest on the Cornell Note (See Note 21).

12% Loans

On May 30, 2005 and June 16, 2005, the Company entered into three convertible promissory note agreements for the aggregate of $320,000 with interest at 12% per annum (the "12% Loans"), and issued 1,600,000 detachable warrants. The lenders are unrelated parties located in the United States. The 12% Loans are initially due in 3 months from date of draw down, but the final maturity dates were extended for another three months. Mr. Li has provided personal guarantees for the 12% Loans. As part of the loan terms, the lenders have the right to convert the 12% Loans into shares of the Company's common stock at any time prior to the maturity. The conversion price is based on 75% of the closing quote of the Company's common stock on the date of conversion. However, the Company has the right in its sole discretion to redeem the 12% Loans in whole or in part for 125% of the face amount plus unpaid accrued interest. The Company did not pay the 12% Loans by the extended maturity date. In April 2006 the Company received notice from one of the lenders of its intention to convert $150,000 of the 12% Loans to the Company's common stock. The Company is now negotiating with the lenders of the remaining balance of $170,000 to defer the payment date. The Company has not received from the lenders any notice of default or demand for immediate payment.

Each warrant attached to the 12% Loans entitles the holder to subscribe for one share of common stock of the Company at an exercise price equal to the closing quote of the Company's shares on the date of draw down, which ranged from $0.018 to $0.023 per share. The warrants expire two years from the date of issue. None of the detachable warrants were exercised in the fiscal year ended December 31, 2005. The fair value of the detachable warrants at the time of their issuance was determined to be $21,700, calculated pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27.

The fair value of the beneficial conversion feature of the 12% Loans was determined to be $106,666, based on a formula that takes the lower of outstanding loan principal and the difference between the conversion price and the fair market value of the Company's common stock. The fair value of $106,666 was recorded as a reduction to convertible notes payable and will be charged to operations as interest expense from the date of draw down through the date of maturity, which resulted in a charge to operations of $106,666 during the fiscal year ended December 31, 2005.

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

Other Loans

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

13. Unsecured loans payable

Unsecured loans payable consisted of the following at December 31, 2005 and 2004:

----------------------------------------------------------------------------------------------------------------------
                                                                Notes          December 31, 2005    December 31, 2004
----------------------------------------------------------------------------------------------------------------------
Unsecured loan payable to Zoucheng Municipal                                          $1,115,214           $1,087,390
Government, non-interest bearing, becoming due within              (i)
three  years from Kiwa-SD's first profitable year
on a formula basis, interest has not been imputed due
to the undeterminable repayment date
----------------------------------------------------------------------------------------------------------------------
Unsecured  loan  payable  to  Zoucheng   Science  &  Technology                          309,782              302,053
Bureau,  non-interest  bearing,  it is due in  Kiwa-SD's  first    (ii)
profitable  year,  interest  has not  been  imputed  due to the undeterminable repayment date
----------------------------------------------------------------------------------------------------------------------
Total                                                                                 $1,424,996           $1,389,443
----------------------------------------------------------------------------------------------------------------------

Note: (i) The unsecured loan payable consists of amounts borrowed under a project agreement with Zoucheng Municipal Government, whereby the Company is allowed to borrow up to $1.2 million. The loan is non-interest bearing, becoming due within three years from Kiwa-SD's first profitable year on a formula basis. Interest has not been imputed due to the undeterminable repayment date.

        According to the project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of $60,197 per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2005, the Company invested approximately $1.4 million for the project. Management believes that neither the Company nor management will be liable for compensation or penalty if such commitment is not fulfilled.

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

14. Bank notes payable

Bank notes payable (including current portion) consisted of the following at December 31 of the years indicated:

----------------------------------------------------------------------- ---------------------------------------------
                                                                                             2005               2004
----------------------------------------------------------------------- ---------------------------------------------
Note payable to a bank, payable in monthly installments of $735 up to October
2007 secured by an automobile, bearing an interest rate of
5.32% per annum.                                                                          $11,768            $23,159
----------------------------------------------------------------------- ---------------------------------------------
Note payable to a bank, payable in quarterly installments of principle equal to
$1,275 up to March 2008, secured by an automobile,
bearing an interest rate of 5.02% per annum.                                               15,774             16,573
----------------------------------------------------------------------- ---------------------------------------------
Total                                                                                     $27,542            $39,732
----------------------------------------------------------------------- ---------------------------------------------

Maturities of notes payable as of December 31, 2005 are as follows:

----------------------------------------------------------------------
Years Ending December 31                         Amount
----------------------------------------------------------------------
2006                                            $13,647
2007                                             12,590
2008                                              1,305
----------------------------------------------------------------------
Total                                           $27,542
----------------------------------------------------------------------

15. Equity-Based Transactions

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

(b) Issued and outstanding share capital

From January 1, 2004 to December 31, 2005, the Company has engaged in the following equity-based transactions:

In conjunction with the March 2004 reverse merger transaction (see under "Organization" in Note 1), the Company entered into the following equity-based transactions:

a. In exchange for 100% of the issued and outstanding shares of Kiwa Bio-Tech, the Kiwa Bio-Tech stockholders were issued 30,891,676 shares of Tintic's common stock;

b. The stockholders of Tintic retained their 4,038,572 shares of common stock which were issued and outstanding prior to the consummation of the Merger Agreement;

c. Tintic assumed 1,852,501 stock options issuable by Kiwa Bio-Tech at March 12, 2004;

d. Effective March 11, 2004, the Company issued a warrant to its financial advisor to purchase 1,747,000 shares of common stock exercisable at $0.20 per share for six years. The fair value of this warrant was determined to be approximately $0.54 per share pursuant to the Black-Scholes option-pricing model. The aggregate fair value of such warrant of $943,380 was charged to operations as reverse merger costs during the year ended December 31, 2004; and

e. Effective March 30, 2004, the Company issued a stock option to a consultant to purchase 300,000 shares of common stock exercisable at $0.20 per share for ten years. The fair value of this option was determined to be approximately $0.57 per share pursuant to the Black-Scholes option pricing model. The aggregate fair value of such option of $171,000 was charged to operations as reverse merger costs during the year ended December 31, 2004.

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

On July 6, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital which was terminated on March 31, 2006. Under the Standby Equity Distribution Agreement, the Company could, at its discretion, periodically issue and sell to Cornell Capital common stock for a total purchase price of up to $10,000,000, subject to further limitations noted in the next paragraph.

Under the Standby Equity Distribution Agreement, the formula for calculating the purchase price for shares issued is equal to 99% of the market price, which is defined as the lowest volume weighted average price of the common stock during the five trading days following the notice date. Cornell Capital received a one-time commitment fee of 704,039 shares of the Company's common stock following execution of the Agreement on July 29, 2004, which was treated as a reduction of the proceeds. Cornell Capital was paid a fee equal to 4% of each advance, which was retained from each advance. As a result, our proceeds from the sale of shares under the Standby Equity Distribution Agreement were equal to 95% of the market price, calculated as described above. In connection with the Standby Equity Distribution Agreement, the Company also entered into a Placement Agent Agreement with Newbridge Securities Corporation, a registered broker-dealer. On July 29, 2004, the Company paid Newbridge Securities Corporation a one-time placement agent fee of 26,567 shares of common stock with a value of approximately $10,000 based on the volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the date of the Placement Agent Agreement which was treated as a reduction of the proceeds. The Company registered the shares of common stock issuable under the Standby Equity Distribution Agreement for resale by Cornell Capital pursuant to a Registration Statement on Form SB-2 (No. 333-117868), which was declared effective by the SEC in December 2004.

The amount of stock the Company was permitted to sell under the Standby Equity Distribution Agreement at one time was subject to a maximum advance amount of $500,000, with no cash advance occurring within seven trading days of a prior advance, and the Company could not request cash advances if the shares to be issued in connection with an advance would result in Cornell Capital owning more than 9.9% of the Company's outstanding common stock.

In total, before the Standby Equity Distribution Agreement was terminated, the escrow agent released 32 advances or an aggregate of 18,362,219 shares of common stock with repayment of $312,865. The balance due on the Cornell Note as of December 31, 2005 was $87,135. On March 31, 2006, the Company paid of all outstanding principal and interest on the Cornell Note ($110,176) and terminated the Standby Equity Distribution Agreement. See Note 12 regarding termination of the agreement.

On September 14, 2004, the Company issued 892,857 shares of common stock to Stubbs Alderton and Markiles, LLP, with an aggregate value of $125,000, as payment for legal fees incurred during 2004.

On October 1, 2004, the Company entered a Consulting Agreement with Amy L. Yi to provide investor relations services. The engagement was for a period of six months and provided for the issuance of 200,000 shares of common stock. The Company recorded a prepaid expense of $20,000 based on the closing price of its common stock on the effective date of the agreement and amortized such amount to operations over the six month contract period.

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

The options granted under of the Plan will expire ten years from the date of grant. The options which are not issued to an officer, a director or a consultant will become exercisable at least as rapidly as 20% per year over the five-year period commencing on the date of grant. As of December 31, 2005, no stock options or stock purchase rights had been granted under the Plan.

16. Major Customers and Suppliers

Two customers accounted for 51.3%, 45.3% of our net sales for the fiscal year ended December 31, 2005. No other single customer accounted for more than 3% of our revenues. All of the revenues are generated from Chinese customers in 2005. Three customers accounted for 46.1%, 26.3% and 18.5% of our net sales for the fiscal year ended December 31, 2004. The revenue from Chinese and South-East Asian customers accounted for 53.9% and 46.1% in 2004 respectively.

Three suppliers accounted for 64.0%, 17.2% and 12.5% of our net purchases for the fiscal year ended December31, 2005. Three suppliers accounted for 49.2%, 27.6%, and 4.1% of our net purchases for the fiscal year ended December 31, 2004. The raw materials used in our products are available from a variety of alternative sources.

17. Other Income

During the year ended December 31, 2005, the Company received a grant from municipal government in Shandong Province of China amounted to $2,416, because the Company is a high-tech enterprise qualified by the local government. The subsidy is non-recurring.

In 2004, the Company had other income of $60,411 attributable to the forgiveness by Zoucheng Science & Technology Bureau in Shandong Province, China of a loan borrowed in 2003.

18. Taxation

As of December 31, 2005 and 2004, the Company has no material deferred tax assets, since the Company has incurred operating losses and has established a valuation allowance equal to the total deferred tax asset. In addition, there was also no material deferred tax liability as of December 31, 2005 and 2004.

In accordance with the relevant tax laws in China, Kiwa-SD would normally be subject to a corporate income tax rate of 33% on its taxable income. However, in accordance with the relevant tax laws in China, Kiwa-SD is exempt from corporate income taxes for its first two profit making years and is entitled to a 50% tax reduction for the succeeding three years. Kiwa-SD has not provided for any corporate income taxes since it had no taxable income for the years ended December 31, 2005 and 2004.

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa Bio-Tech Products Group Ltd., as an International Business Company, is exempt from income taxes.

A reconciliation of the provision for income taxes determined at the statutory average state and local income taxes to the Company's effective income tax rate is as follows:

                                        Year ended            Year ended
                                       December 31,          December 31,
                                           2005                  2004
                                     ------------------    ------------------
Statutory income tax                               33%                   33%
Impact of effective tax exemption                 (33%)                 (33%)
                                     ------------------    ------------------
Effective rate                                       -                     -
                                     ------------------    ------------------


19. Lease Commitments

The Company has the following material contractual obligations:

Operating lease commitments - The Company previously leased an office in Beijing under an operating lease that expired in April 2005 with an aggregate monthly lease payment of approximately $2,882. This operating lease was replaced by another operating lease expiring in March 2008 with an aggregate monthly lease payment of approximately $4,990. Rent expense under the operating leases for the fiscal year ended December 31, 2005 and 2004 was $52,416 and $31,703 respectively.

The Company previously leased an office in the United States under a commercial lease agreement with China Star expired in June 2005 with an aggregate monthly lease payment of approximately $2,560. This operating lease was replaced by another operating lease with a third party expiring in June 2008 with an aggregate monthly lease payment of approximately $1,000. Pursuant to the lease agreements, rent expense for the fiscal year ended December 31, 2005 and 2004 was $20,763 and $21,904, respectively. At December 31, 2005, the remaining minimum lease payments amounted to $29,833.

Lease commitments under the foregoing lease agreements are as follows:

          -----------------------------------------------------
          Fiscal year                             Amount
          -----------------------------------------------------
          2006                                    $72,114
          2007                                     72,114
          2008                                     21,004
          -----------------------------------------------------
          Total                                  $165,232
          -----------------------------------------------------

20. Retirement Plan

As stipulated by the regulations of the Chinese government, Kiwa-SD has defined contribution retirement plans for their employees. The Chinese government is responsible for the pension liability to these retired employees. The Company was required to make specified contributions to the state-sponsored retirement plan at 20% of the local average salary cost. Each of the employees of the PRC subsidiaries of the Company is required to contribute 8% of his/her basic salary. For the fiscal years ended December 31, 2005 and 2004, accrued contributions made by the Company were $32,210 and $26,146, respectively.

21. Subsequent Events

On March 10, 2006, the Company entered into a Stock Purchase Agreement with two Chinese citizens, pursuant to which the Company agreed to issue 5,000,000 shares of our common stock in exchange for RMB 6,000,000 (RMB1.20 per share). The Stock Purchase Agreement was disclosed on the Company's 8-K filed on March 10, 2006. (On March 10, 2006 the US$-RMB exchange rate as published by the State Administration of Foreign Exchange of the PRC was $1.00 US$ per 8.0492RMB.) In issuing the stock, the Company relied on Section 4(2) of the Securities Act of 1993 and Rule 506 of Regulation D promulgated under the act for its exemption from the registration requirements of the act. No underwriters or brokers were used in the transaction and no underwriting or broker fees were paid. The purchaser was granted "piggy-back" registration rights in the event that the Company undertakes to register any of its shares. The registration rights, which are set forth in Exhibit A to the Stock Purchase Agreement expire four years from the effective date of the Stock Purchase Agreement. Pursuant to the agreement, 30% of the total purchase price for the stock is due in 10 days from the effective date and the balance must be paid in 20 days. As of April 13, 2006, the Company had received proceeds under the agreement of approximately $350,000. The Company will issue certificates for the 5,000,000 subscribed-for shares when the balance of the purchase price has been paid, which the parties have agreed will occur on or before April 30, 2006.

Pursuant to a Termination Agreement dated March 31, 2006, the Company terminated the following agreements with Cornell Capital: the Standby Equity Distribution Agreement dated July 6, 2004; the Registration Rights Agreement dated July 6, 2004; the Placement Agent Agreement dated July 6, 2004 and the Promissory Note in favor of Cornell Capital dated January 4, 2005 (all of the foregoing, the "Financing Agreements"). Prerequisite to termination of the Financing Agreements, the Company paid Cornell Capital $110,176, constituting all outstanding principal and accrued interest on the Cornell Note. In the conjunction with the termination and settlement, Cornell Capital returned 5,864,357 shares of our common stock that were held as collateral under the Standby Equity Distribution Agreement. These shares were cancelled and converted to authorized but unissued shares of the Company.