Form 10QSB
period 2006-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2006-05-16
CIK 1159275

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


                        COMMISSION FILE NUMBER: 000-33167

                    KIWA BIO-TECH PRODUCTS GROUP CORPORATION
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                    84-0448400
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)


                        415 WEST FOOTHILL BLVD, SUITE 206
                        CLAREMONT, CALIFORNIA 91711-2766
                                 (909) 626-2358
          (Address and telephone number of principal executive offices)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

o Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|


As of May 8, 2006, the number of shares registrant's common stock outstanding was 59,235,930.


Transitional Small Business Disclosure Format: YES  |_| NO |X|


================================================================================

                                TABLE OF CONTENTS

                                                                                                     PAGE

                         PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS...........................................................................1
        Condensed Consolidated Balance Sheets (unaudited)..............................................1
        Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)...........2
        Condensed Consolidated Statement of Stockholders' Equity (Deficiency) (Unaudited)..............3
        Condensed Consolidated Statements of Cash Flows (Unaudited)....................................4
        Notes to Condensed Consolidated Financial Statements (Unaudited)...............................5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION..........15
        Overview......................................................................................16
        Going Concern.................................................................................16
        Major Customers and Suppliers:................................................................17
        Trends and Uncertainties in Regulation and Government Policy in China.........................17
        Critical Accounting Policies and Estimates....................................................18
        Results of Operations for Three Months Ended March 31, 2006 and 2005..........................19
        Liquidity and Capital Resources...............................................................20
        Inflation and Currency Matters................................................................22
        Commitments and Contingencies.................................................................23
        Off-Balance Sheet Arrangements................................................................23
        Recent Accounting Pronouncements..............................................................23

ITEM 3. CONTROLS AND PROCEDURES.......................................................................23

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.............................................................................24

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...................................24

ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................................................24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................24

ITEM 5. OTHER INFORMATION.............................................................................24

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................................................24

SIGNATURES 30

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            March 31,     December 31,
                                                               2006            2005
                                                          ----------------------------
                                                           (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents                             $     13,531    $     14,576
    Accounts receivable                                        705,865         701,486
    Inventories                                                490,561         495,597
    Prepaid expenses                                             1,500           1,962
    Other current assets                                        32,569          27,176
                                                          ------------    ------------
Total current assets                                         1,244,026       1,240,807
Property, plant and equipment:
    Buildings                                                1,018,936       1,012,219
    Machinery and equipment                                    450,329         447,361
    Automobiles                                                104,603         103,914
    Office equipment                                            57,804          57,423
    Computer software                                            9,000           8,940
                                                          ------------    ------------
                                                             1,640,672        1,629857
Less: accumulated depreciation                                (214,995)       (192,991)
                                                          ------------    ------------
Property, plant and equipment - net                          1,425,677       1,436,866
Construction in progress                                        33,650          33,429
Intangible assets-net                                          398,723         410,586
                                                          ------------    ------------
Total assets                                              $ 3,102,076$    $  3,121,688
                                                          ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIENCY)
Current liabilities
    Accounts payable and accrued expenses                  $1,062,792$    $  1,000,477
    Construction cost payable                                  374,809         372,338
    Due to related party                                       495,672         454,193
    Convertible notes payable-unrelated party                  320,000         407,135
    Current portion of bank notes payable                       13,854          13,647
                                                          ------------    ------------
Total current liabilities                                    2,267,127       2,247,790
Long-term liabilities, less current portion:
    Unsecured loans payable                                  1,434,452       1,424,996
    Bank notes payable                                          11,864          13,895
                                                          ------------    ------------
Total long-term liabilities                                  1,446,316       1,438,891
Stockholders' equity (deficiency)
Common stock - $0.001 par value
   Authorized  100,000,000 shares at March 31, 2006 and
   December 31, 2005 Issued and outstanding 59,235,930
   shares at March 31, 2006 and December 31, 2005,
   respectively                                                 59,236          59,236
Common stock subscribed - $0.001 par value                        5000              --
Preferred stock -$0.001 par value
   Authorized 20,000,000 shares at March 31, 2006 and
   December 31, 2005 Issued and outstanding nil shares
   at March 31, 2006 and December 31, 2005                          --              --
Additional paid-in capital                                   5,581,529       4,835,968
Stock subscription receivable                                 (619,132)             --
Deficit accumulated                                         (5,666,999)     (5,482,555)
Accumulated other comprehensive income                          28,999          22,358
                                                          ------------    ------------
Total stockholders' deficiency                                (611,367)       (564,993)
                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              3,102,076$       3,121,688
                                                          ============    ============

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended March. 31,
                                                -----------------------------
                                                    2006            2005
                                                ------------    ------------
NET SALES                                       $     11,023    $    410,692

    Cost of sales                                      7,410          74,973
                                                ------------    ------------
GROSS PROFIT                                           3,613         335,719
OPERATING EXPENSES:
    Consulting and professional fees                  44,400         136,573
    Officers' compensation                             5,967           8,350
    General and administrative                        72,222         247,800
    Research and development                           7,901           7,280
    Depreciation and amortization                     33,162          29,495
                                                ------------    ------------
TOTAL COSTS AND EXPENSES                             163,652         429,498
                                                ------------    ------------
OPERATING LOSS:                                     (160,039)        (93,779)
INTEREST EXPENSE, NET                                (24,404)        (67,404)
                                                ------------    ------------
NET LOSS                                            (184,443)   $   (161,183)
                                                ------------    ------------
OTHER COMPREHENSIVE INCOME (LOSS)
    Translation adjustment                             6,641              --
                                                ------------    ------------
COMPREHENSIVE LOSS                              $   (177,802)   $   (161,183)
                                                ------------    ------------

NET LOSS PER COMMON SHARE                       $     (0.003)              $
    - BASIC AND DILUTED                                               (0.004)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                   59,235,930      42,778,689
                                                ============    ============

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(UNAUDITED)

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                     Common Stock
                                          Common Stock                subscribed
                                          ------------               ------------                      Accumulated
                                       Shares       Amount       Shares      Amount       APIC           Deficits       OCIiu
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------
BALANCE, DECEMBER 31, 2004           40,873,711       40,874           --           --    4,393,415     (4,154,796)           --
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------
Issuance of common stock to
  Cornell Capital in the first
  nine months of 2005, as
  repayments in conjunction
  with Promissory Note dated
  on January 4, 2005                 18,362,219       18,362           --           --      294,503             --            --
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------

Issuance of detachable warrants
  in conjunction with the
  issuance of convertible
  promissory notes in June 2005              --           --           --           --       21,700             --            --
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------

Beneficial conversion feature of
   convertible note payable funded
   in June, 2005                             --           --           --           --      106,666             --            --
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------

Issuance of detachable warrants
  in conjunction with the various
  advances from a director in
  May 2005                                   --           --           --           --        8,633             --            --
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------

Issuance of detachable warrants
  in conjunction with the advances
  from a related party dated
  June 29, 2005                              --           --           --           --        5,417             --            --
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------

Issuance of detachable warrants
  in conjunction with the advances
  from a related party dated
  September 30, 2005                         --           --           --           --        5,021             --            --
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------

Issuance of detachable warrants
  in conjunction with the advances
  from a related party dated
  December 31, 2005                          --           --           --           --          613             --            --
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------

Net loss for the year ended
  December 31, 2005                          --           --           --           --   (1,327,759)            --            --
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------

Other comprehensive
  income-Translation adjustment              --           --           --           --           --         22,358            --
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------

BALANCE, DECEMBER 31, 2005           59,235,930       59,236           --           --    4,835,968     (5,482,556)       22,358
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------

Subscription of 5 million
  shares of common stock
  pursuant o the Stock Purchase
  Agreement dated as of
  March 10, 2006, with the
  certificate not issued until
  full payment                               --           --    5,000,000        5,000      740,416             --            --
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------

Issuance of detachable warrants
  in conjunction with the
  advances from a related party
  dated March 31, 2006                       --           --           --           --        5,145             --            --
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------

Net loss for three months ended
  March 31, 2006                             --           --           --           --           --       (184,443)           --
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------

Other comprehensive
  income-Translation adjustment              --           --           --           --           --             --         6,641
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------

BALANCE, MARCH. 31, 2006             59,235,930       59,236    5,000,000        5,000    5,581,529         28,999      (619,132)
                                     ----------   ----------   ----------   ----------   ----------    -----------    ----------

 APIC: Additional Paid-in Capital
 OCI: Other Comprehensive Income
 SSR: Stock Subscription Receivable

                                       SSRiu         Total
                                     ----------    ----------
BALANCE, DECEMBER 31, 2004                   --       279,493
                                     ----------    ----------
Issuance of common stock to
  Cornell Capital in the first
  nine months of 2005, as
  repayments in conjunction
  with Promissory Note dated
  on January 4, 2005                         --       312,865
                                     ----------    ----------

Issuance of detachable warrants
  in conjunction with the
  issuance of convertible
  promissory notes in June 2005              --        21,700
                                     ----------    ----------

Beneficial conversion feature of
   convertible note payable funded
   in June, 2005                             --       106,666
                                     ----------    ----------

Issuance of detachable warrants
  in conjunction with the various
  advances from a director in
  May 2005                                   --         8,633
                                     ----------    ----------

Issuance of detachable warrants
  in conjunction with the advances
  from a related party dated
  June 29, 2005                              --         5,417
                                     ----------    ----------
                                     ----------    ----------

Issuance of detachable warrants
  in conjunction with the advances
  from a related party dated
  September 30, 2005                         --         5,021
                                     ----------    ----------

Issuance of detachable warrants
  in conjunction with the advances
  from a related party dated
  December 31, 2005                          --           613
                                     ----------    ----------

Net loss for the year ended
  December 31, 2005                          --    (1,327,759)
                                     ----------    ----------

Other comprehensive
  income-Translation adjustment              --        22,358
                                     ----------    ----------

BALANCE, DECEMBER 31, 2005                   --      (564,994)
                                     ----------    ----------

Subscription of 5 million
  shares of common stock
  pursuant o the Stock Purchase
  Agreement dated as of
  March 10, 2006, with the
  certificate not issued until
  full payment                         (619,132)      126,284
                                     ----------    ----------

Issuance of detachable warrants
  in conjunction with the
  advances from a related party
  dated March 31, 2006                       --         5,145
                                     ----------    ----------

Net loss for three months ended
  March 31, 2006                             --      (184,443)
                                     ----------    ----------

Other comprehensive
  income-Translation adjustment              --         6,641
                                     ----------    ----------

BALANCE, MARCH. 31, 2006               (611,367)
                                     ----------    ----------



     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

            KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three months Ended March  31,
                                                                2006            2005
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $   (184,443)   $   (161,183)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization                                 33,867          40,381
    Amortization of detachable warrants                              980          37,896
    Changes in operating assets and liabilities:
    (Increase)decrease in :
        Accounts receivable                                       (4,379)       (323,363)
        Inventories                                                5,036          38,827
        Other receivable                                              --          62,410
        Prepaid expenses                                             462          24,709
        Other current assets                                      (5,383)         (3,607)
    Increase(decrease)in:
        Accounts payable and accrued expenses                     62,314           9,153
        Construction cost payable                                 (3,625)
                                                            ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                            (91,546)       (278,402)
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                --          (4,175)
    Acquisition of intangible asset                                   --              --
                                                            ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                                 --          (4,175)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from subscription of common stock                    126,284              --
   Repayment of short-term loans                                      --         (50,000)
   Proceeds from related parties                                  44,268              --
   Repayment to related parties                                       --         (60,159)
   Proceeds from convertible notes payable                            --         400,000
   Repayment of convertible notes payable                        (87,135)             --
   Repayment of long-term borrowings                              (2,004)         (3,181)
                                                            ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         81,413         286,660
                                                            ------------    ------------

FOREIGN CURRENCY TRANSLATION                                       9,088              --
CASH AND CASH EQUIVALENTS:
   Net decrease                                                   (1,045)         (4,083)
   Balance at beginning of period                                 14,576          17,049

BALANCE AT END OF PERIOD                                    $     13,531    $     21,132


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                      $     23,306    $     16,507
Cash paid for taxes                                                   --              --
Non-cash investing and financing activities:
    Issuance of common stock as partial repayments in
   conjunction with Promissory Note dated January 4, 2005             --    $    100,000
    Issuance of detachable warrants in conjunction
   with the advance agreement with a related party dated
   March 31, 2006                                           $      5,145    $         --
                                                            ------------    ------------

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

BASIS OF PRESENTATION - The consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, and are presented in accordance with generally accepted accounting principles in the United States. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In addition, all of the Company's transactions undertaken in China are denominated in Renminbi (RMB), which must be converted into other currencies before remittance out of China may be considered. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the Chinese government.

CREDIT RISK - The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when amounts are not considered fully collectable. According to the Company's credit policy, the Company provides 100% bad debt provision for the amounts outstanding over 365 days, which management believes is consistent with industry practice in the China region. Though we have no conclusive indication of insolvency from any of our customers, for the sake of prudence, we accrued a bad debt allowance of $86,041, which represents the total outstanding accounts receivables over 365 days old.

GOING CONCERN - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $184,443 and $161,183 during the three months ended March 31, 2006 and 2005, respectively, and our current liabilities exceeded our current assets by $1,023,101 and $1,006,983 at March 31, 2006 and December 31, 2005, respectively. These factors create substantial doubt about our ability to continue as a going concern.

In March 2006 the Company entered into a purchase agreement to issue 5,000,000 shares of common stock for the proceeds of approximately $750,000. As of May 12, 2006, the Company had received approximately $400,000, which represented 53% of the total proceeds. The Company and the investors have agreed to defer funding of the remaining commitment to May 31, 2006 (See Note 13 to the Condensed Consolidated Financial Statements). From April 2006, we are in negotiation but not yet concluded the issuance of convertible notes with two investors for the aggregate amount of up to $4 million. Company management continues to evaluate the Company's cash needs and the availability of debt and equity financing to fund the Company's operations.

As a result of the aforementioned conditions, the Company's registered independent public accountants, in their independent auditors' reports on the consolidated financial statements as of and for the year ended December 31, 2005 and 2004 contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, have included an explanatory paragraph in their opinion indicating that there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

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

NET LOSS PER COMMON SHARE - Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants, convertible debt and stock subscription) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of March 31, 2006, potentially dilutive securities aggregated 26,930,383 shares of common stock.

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

        Buildings                              20-35 years
        Machinery and equipments               4 -12 years
        Automobiles                                8 years
        Office equipment                           5 years
        Computer software                          3 years

Construction in progress represents factory and office buildings under construction. The Company capitalizes interest during the construction phase of qualifying assets in accordance with SFAS No. 34, "Capitalization of Interest Cost". No interest was capitalized during three months ended March 31, 2006 and 2005 as the construction in progress was minimal.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The Company has determined that there was no impairment of long-lived assets at March 31, 2006.

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

FOREIGN CURRENCY TRANSLATION - The functional currency of the Company is Renminbi ("RMB") of China, which is the primary medium of exchange where Kiwa-SD operates. The Company reports its financial results in United States dollars ("U.S. dollars").

Translations  of amounts from RMB into U.S.  dollars were at  approximately  US$
1.00 = RMB 8.28 for all periods prior to July 21, 2005. Due to the stability of the RMB during the periods covered by the consolidated financial statements prior to July 21, 2005, no material exchange differences exist during the aforesaid period. On July 21, 2005, the People's Bank of China announced it would appreciate the RMB, increasing the RMB-US$ exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$ 1.00 = RMB 8.11. The Company translates Kiwa-SD's assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date (on March 31, 2006, the prevailing exchange rate of the US dollar against the RMB was 8.0170), and the statement of operations is translated at the average rates over the relevant reporting period. Equity items are translated at historical rates. Adjustments resulting from the translation from RMB into US$ are recorded in shareholders' equity as part of accumulated comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of operations and comprehensive income.

COMPREHENSIVE (LOSS) INCOME - The Company has adopted the SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

STOCK ISSUED FOR COMPENSATION AND FINANCING - As of December 15, 2005, SFAS No. 123R, "Share-Based Payment," superseded SFAS No. 123 and APB No. 25, and will begin with the first interim or annual period after December 15, 2005. Under SFAS 123R, compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes method. The Black Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. The compensation cost is amortized straight-line over the vesting period.

Prior to December 31, 2005, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No.25 (APB25), "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by FASB Statement No.123 (SFAS123), "Accounting for Stock-Based Compensation."

RECLASSIFICATION FROM PRIOR YEAR FINANCIAL STATEMENTS - Certain prior year comparative figures have been reclassified to conform with the current year presentation.

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

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations". FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes the adoption of this statement does not have an immediate material impact on the consolidated financial statements of the Company.

The adoption of EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" in the first quarter of 2005 did not have a material impact on the Company's results of operations and financial condition.

In October 2005, the FASB issued FSP FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)", which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance shall be applied upon initial adoption of SFAS 123R. The Company does not expect the adoption of the FSP will have a material impact on its consolidated results of operations and financial condition.

In November 2005, the FASB issued FSP FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards", which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. An entity must follow either the transition guidance for the APIC pool in SFAS 123R or the alternative transition method described in the FSP. The alternative method comprises a computational component that establishes a beginning balance of the APIC pool and a simplified method to determine the subsequent impact on the APIC pool of awards that are fully vested and outstanding upon the adoption of SFAS 123R. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123R should be determined in accordance with the guidance in that statement. The FSP was effective November 10, 2005. As described in the FSP, an entity will be permitted to take up to one year to determine its transition alternatives to make its one-time election. The Company does not expect the adoption of the FSP will have a material impact on its consolidated results of operations and financial condition.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3.    INVENTORIES

Inventories consisted of the following as of March 31, 2006 and December 31, 2005:

                                       March 31, 2006       December 31, 2005
                                        (unaudited)
                                       --------------       -----------------

Raw materials                          $      420,596       $          17,237
Work in progress                                  257                      --
Finished goods                                 69,707                  78,360
                                       --------------       -----------------
Total                                  $      490,561       $         495,597
                                       ==============       =================

4.          PREPAID EXPENSES

As of March 31, 2006 and December 31, 2005, the prepaid expenses amounted to $1,500 and $1,962, respectively, including prepaid rental, web hosting fee and insurance.

5.          PROPERTY, PLANT AND EQUIPMENT

The total gross amount of property, plant and equipment was $1,640,672 and $1,629,857 as of March 31, 2006 and December 31, 2005, respectively. The increase of $10,815 is due to the continuous appreciation of RMB, and all of our property, plant and equipment are located in China and recorded in RMB.

Depreciation expense was approximately $22,004 and $19,382 for three months ended March 31, 2006 and 2005, respectively.


6.    INTANGIBLE ASSET

The Company's intangible asset as of March 31, 2006 consisted of the following:

                 Expected                 Gross   Accumulated  Intangible Asset,
           Amortization Period   Carrying Value  Amortization                Net
 Patent          8.5 years             $480,411       $81,688           $398,723

The following table presents future expected amortization expense related to the patent:

                                                  Amount
                                               ------------
           2006                                $     44,655
           2007                                      56,518
           2008                                      56,518
           2009                                      56,518
           2010                                      56,518
           Thereafter                               127,996
                                               ------------
                                               $    410,586

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2005 and 2004:

                                            March 31, 2006      December 31,2005
                                              (unaudited)
                                           -----------------   -----------------
Consulting and professional payables       $         445,952   $         411,360
Payables to material suppliers                       214,624             211,903
Interest payable                                     106,038             106,880
Salary payable                                        96,694              92,557
Insurance payable                                     84,031              81,553
Office rent payable                                   54,545              39,007
Payables to equipment suppliers                       13,852              13,761
Others                                                47,056              43,456
                                           -----------------   -----------------
Total                                      $       1,062,792   $       1,000,477
                                           -----------------   -----------------

8.    CONSTRUCTION COSTS PAYABLE

Construction costs payable represents remaining amounts to be paid for the first phase of the construction project.

9.    RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of March 31, 2006 and December 31, 2005:

                                                   Notes    March 31, 2006    December 31, 2005
                                                            --------------    -----------------
Mr. Wei Li ("Mr. Li")                                (i)    $      197,707    $         191,861
China Star Investment Management Co. Ltd.           (ii)           302,963              263,165
("China Star")
Unamortized fair value of warrants issued to
China Star                                                          (4,998)                (833)
                                                            --------------    -----------------
Total                                                       $      495,672    $         454,193
                                                            --------------    -----------------


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

Mr. Li also executed a guarantee of repayment of the 10% Loan and the 12% Loans (described in Note 10 to the Condensed Consolidated Financial Statements and under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 1). In 2005, the 10% Loan was repaid in full and retired and as of March 31, 2005, the 12% Loans had an outstanding balance of $320,000.

In December 2004 we entered into an agreement with Mr. Li, pursuant to which Mr. Li leases a company motor vehicle to the Company. The monthly rental payment is $1,871 and $1,871 and the Company made no payments of rental expenses for the three months ended March 31, 2006 and 2005, respectively

(ii) CHINA STAR

China Star is a company which is 28% owned by Mr. Li. Mr. Yun long Zhang, one of our directors, is also General Manager of China Star and is responsible for its daily operations.

In 2005, the Company entered into three advance agreements with China Star for combined advances of $199,514. The advances were unsecured, bore interest at 12% per annum and were initially due in 180 days from the date of draw down. The due dates on all of the advances have been extended to June 2006. The Company has also granted detachable warrants to China Star to purchase an aggregate of 997,571 shares of common stock.

On March 31, 2006, the Company entered into an advance agreement with China Star for advances of $38,655. The advances were drawn down in stages over the first quarter of 2006. The advances were unsecured, bore interest at 12% per annum and were initially due 180 days from the date of draw down. The Company has also granted detachable warrants to China Star to purchase an aggregate of 193,276 shares of common stock. As of March 31, 2006, the Company had an outstanding balance due to China Star of $302,963. In issuing the warrants, the Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 of Regulation D promulgated under the Securities Act for its exemption from the registration requirements of the Securities Act.

Each warrant attached to the advances entitles China Star to subscribe for one share of common stock of the Company at an exercise price equal to the closing quote of the Company's shares on the date of draw down. The warrants expire two years from the date of issue. None of the detachable warrants were exercised as of March 31, 2006. The fair value of the detachable warrants at the time of their issuance was determined pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27.

The Company previously leased an office in the United States under a commercial lease agreement with China Star with an aggregate monthly lease payment of approximately $2,560. The lease expired in June 2005 and was replaced by another operating lease with a third party expiring in June 2008 with an aggregate monthly lease payment of approximately $1,000. Pursuant to the lease agreement, rent expense for the three months ended March 31, 2006 and 2005 was $3,000 and $7,680, respectively.

10.   CONVERTIBLE NOTES PAYABLE

The balance of convertible notes payable as of March 31, 2006 and December 31, 2005 was $320,000 and $407,135 respectively.

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

The Company did not pay the 12% Loans by the extended maturity date. As of March 31, 2006 and December 31, 2005, the balance of the 12% Loans was $320,000 and $320,000, respectively.

 In April 2006 the Company received notice from one of the lenders of its intention to convert $150,000 of the 12% Loans to the Company's common stock. The Company is now negotiating with the lenders of the remaining balance of $170,000 to defer the payment date. The Company has not received from the lenders any notice of default or demand for immediate payment.

Each warrant attached to the 12% Loans entitles the holder to subscribe for one share of common stock of the Company at an exercise price equal to the closing quote of the Company's shares on the date of draw down, which ranged from $0.018 to $0.023 per share. The warrants expire two years from the date of issue. None of the detachable warrants were exercised as of March 31, 2006. The fair value of the detachable warrants at the time of their issuance was determined to be $21,700, calculated pursuant to the Black-Scholes option pricing model in accordance with EITF Issue No 00-27.

The fair value of the beneficial conversion feature of the 12% Loans was determined to be $106,666, based on a formula that takes the lower of outstanding loan principal and the difference between the conversion price and the fair market value of the Company's common stock. The fair value of $106,666 was recorded as a reduction to convertible notes payable and charged to operations as interest expense from the date of draw down through the date of maturity.

In connection with the 12% Loans, the Company recorded deferred debt issuance costs of $16,000, consisting of the direct costs incurred for the issuance of the convertible loan. Debt issuance costs were amortized on the straight-line method over the term of the 12% Loans, with the amounts amortized being recognized as interest expense.

PROMISSORY NOTE WITH CORNELL CAPITAL PARTNERS, LP

On January 4, 2005, as amended by letter agreements dated March 21, 2005 and April 5, 2005, the Company issued a promissory note (the "Cornell Note") in the original principal amount of $400,000 to Cornell Capital Partners, LP ("Cornell Capital"), and received an advance of $400,000 (before deduction of expenses and fees). The Cornell Note bore interest at a rate of 10% per annum and had a term of 290 days.

In 2005, the Company issued an aggregate of 18,362,219 shares of common stock with repayment of $312,865 to Cornell Capital, pursuant to the Standby Equity Distribution Agreement dated as of July 6, 2004. The balance of principal due on the Cornell Note as of December 31, 2005 was $87,135.

As of March 31, 2006, the Company settled the Cornell Note with a payment of $110,176, constituting all outstanding principal $87,135 and accrued interest on the Cornell Note, and signed a Termination Agreement with Cornell Capital, pursuant to which the Company terminated all the agreements with Cornell Capital, including the Standby Equity Distribution Agreement dated July 6, 2004.

10% LOAN

On September 23, 2004, the Company entered into a convertible loan agreement for $350,000 with interest at 10% per annum (the "10% Loan"), and issued 1,050,000 detachable warrants. Mr. Li Wei, the Company's Chief Executive Officer, also executed a guarantee of repayment of the loan which is secured by shares of the Company's common stock that he owns. Prior to June 8, 2005, the Company made payments to the lender in the amount of $359,991, which included a penalty interest payment and was released from all liability under the 10% Loan.

Each warrant attached to the 10% Loan entitles the holder to subscribe for one share of common stock of the Company at an exercise price of $0.20 per share through September 23, 2007. None of the detachable warrants were exercised as of March 31, 2006. The fair value of the detachable warrants at the time of their issuance was determined to be $82,559, and was fully amortized on the straight-line basis over the term of the loan with the amounts amortized being recognized as interest expense.

OTHER LOANS

On January 25, 2004, the Company entered into a convertible loan agreement for $500,000, with interest at 12% per annum, payable at maturity. The loan was scheduled to mature on September 25, 2004. On June 8, 2004, the lender converted the $500,000 loan into 2,000,000 shares of the Company's common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States.

The fair value of the beneficial conversion feature of this convertible loan was determined to be $500,000, recorded as a reduction to convertible notes payable and fully charged to operations as interest expense in 2004.

On March 12, 2004, the Company entered into a convertible loan agreement for $200,000, with interest at 12% per annum, payable at maturity. The loan was not funded until April 7, 2004 and was scheduled to mature three months after funding. On June 8, 2004, the lender converted the $200,000 loan into 800,000 shares of the Company's common stock at the agreed upon conversion price of $0.25 per share. The lender is an unrelated party located outside the United States.

The fair value of the beneficial conversion feature of this convertible loan was determined to be $200,000, recorded as a reduction to convertible notes payable and fully charged to operations as interest expense in 2004.

11.   UNSECURED LOANS PAYABLE

The balance of unsecured loans payable as of March 31, 2006 and December 31, 2006 was $1,434,452 and $1,424,996, respectively. The difference of $9,456 was caused by the different exchange rates prevailing at the two dates. Unsecured loans payable consisted of the following at March 31, 2006 and December 31, 2005:

                                                               Notes            March 31, 2006     December 31, 2005
                                                                                  (Unaudited)
Unsecured loan payable to Zoucheng Municipal                                    $1,122,615            $1,115,214

Government,  non-interest  bearing,  becoming                   (i)
due  within  three  years from Kiwa-SD's
first  profitable  year on a  formula  basis,
interest  has not been imputed due to the
undeterminable repayment date

Unsecured  loan payable to Zoucheng  Science                    (ii)
& Technology  Bureau,  non-interest bearing,
it is due in Kiwa-SD's  first  profitable year,
interest has not been imputed due to the
undeterminable repayment date                                                          311,837               309,782
                                                                                 --------------    -----------------

Total                                                                               $1,434,452            $1,424,996


Note: (i) The unsecured loan payable consists of amounts borrowed under a project agreement with Zoucheng Municipal Government whereby the Company is allowed to borrow up to $1.2 million. The loan is non-interest bearing, becoming due within three years from Kiwa-SD's first profitable year on a formula basis. Interest has not been imputed due to the undeterminable repayment date.

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

The Company qualifies for non-interest bearing loans under a Chinese government sponsored program to encourage economic development in certain industries and locations in China. To qualify for the favorable loan terms, a company must meet the following criteria: (1) be a technology company with innovative technology or product (as determined by the Science Bureau of the central Chinese government); (2) operate in specific industries, such as agriculture, environmental, education, and others, which the Chinese government has determined are important to encourage development; and (3) be located in undeveloped areas such as Zoucheng, Shandong Province where the manufacturing facility of the Company is located.

12.      EQUITY-BASED TRANSACTIONS

(A) AUTHORIZED SHARE CAPITAL

The Company's authorized capital consists of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

(B) ISSUED AND OUTSTANDING SHARE CAPITAL

As of March 31, 2006 and December 31, 2005, the Company had 59,235,930 shares of common stock issued and outstanding. From January 1, 2005 to March 31, 2006, the Company has engaged in the following equity-based transactions:

On January 4, 2005, the Company issued the Cornell Note in the original principal amount of $400,000 to Cornell Capital, and received an advance of $400,000. In the first nine months of 2005, the Company issued an aggregate of 18,362,219 shares of common stock (released from escrow in 32 separate transactions), with repayment of $312,865 of the Cornell Note. The balance due on the Cornell Note as of December 31, 2005 was $87,135. On March 31, 2006, the Company paid all outstanding principal and interest on the Cornell Note ($110,176) and terminated the Standby Equity Distribution Agreement. See Note 10 regarding the Cornell Note and the Termination Agreement.

(C) OPTION

On June 3, 2004, a majority of the Company's stockholders approved the adoption of the Company's 2004 Stock Incentive Plan (the "Plan"). 1,047,907 shares of the Company's common stock were reserved for the issuance of stock options and stock purchase rights under the Plan, of which not more than 350,000 shares may be granted to any participant in any fiscal year.

The options granted under of the Plan will expire ten years from the date of grant. The options which are not issued to an officer, a director or a consultant will become exercisable at least as rapidly as 20% per year over the five-year period commencing on the date of grant. As of March 31, 2006, no stock options or stock purchase rights had been granted under the Plan.

13.      COMMON STOCK SUBSCRIPTION

On March 10, 2006, the Company entered into a Stock Purchase Agreement with two Chinese citizens, pursuant to which the Company agreed to issue 5,000,000 shares of our common stock in exchange for RMB6,000,000 (RMB1.20 per share). The Stock Purchase Agreement was disclosed on the Company's 8-K filed on March 15, 2006. (On March 10, 2006 the US$-RMB exchange rate as published by the State Administration of Foreign Exchange of the PRC was $1.00 US$ per RMB8.0492). In issuing the stock, the Company relied on Section 4(2) of the Securities Act of 1993 (the "Securities Act") and Rule 506 of Regulation D promulgated under the Securities Act for its exemption from the registration requirements of the Securities Act. No underwriters or brokers were used in the transaction and no underwriting or broker fees were paid. The purchaser was granted "piggy-back" registration rights in the event that the Company undertakes to register any of its shares. The registration rights, which are set forth in Exhibit A to the Stock Purchase Agreement expire four years from the effective date of the Stock Purchase Agreement. Pursuant to the agreement, 30% of the total purchase price for the stock is due in 10 days from the effective date and the balance must be paid in 20 days. The Company will issue certificates for the 5,000,000 subscribed-for shares when the balance of the purchase price has been paid. As of March 31, 2006, the Company had received proceeds of $126,284 under the agreement. In addition, the company accounted for the balance $619,132 of this common stock subscription as stock subscription receivable, shown as a reduction of stockholders' equity as of March 31, 2006.

As of May 12, 2006, the Company had received approximately $400,000, which represented 53% of the total proceeds. The Company and the investors have agreed to defer funding of the remaining commitment to May 31, 2006.

14.      MAJOR CUSTOMERS AND SUPPLIERS

Three customers accounted for 53.8% of our net sales for the three months ended March 31, 2006. One customer accounted for 94% of our net sales for the three months ended March 31, 2005.

Three suppliers accounted for 45.2%, 20.2%, and 10% of our purchases of raw materials and 27%, 25% and 10% of our purchases of raw materials for the three months ended March 31, 2006 and 2005, respectively. The raw materials used in our products are made available to us from a variety of alternative sources.

15.      TAXATION

As of March 31, 2006 and December 31, 2005, the Company has no material deferred tax assets, since the Company has incurred operating losses and has established a valuation allowance equal to the total deferred tax asset. In addition, the Company has no material deferred tax liability as of March 31, 2006 and December 31, 2005.

In accordance with the relevant tax laws in China, Kiwa-SD would normally be subject to a corporate income tax rate of 33% on its taxable income. However, Kiwa-SD is claiming an exemption available under the same relevant tax laws under which it is exempt from paying corporate income taxes for its first two profit making years and is entitled to a 50% tax reduction for the succeeding three years. Kiwa-SD made no payments of corporate income taxes since it had no taxable income for the three months ended March 31, 2006 and 2005.

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa Bio-Tech Products Group Ltd., as a British Virgin Islands international business company, is exempt from paying income taxes.

16.      LEASE COMMITMENTS

The Company is subject to the following material contractual obligations:

Operating lease commitments - The Company previously leased an office in Beijing under an operating lease that expired in April 2005 with an aggregate monthly lease payment of approximately $2,882. This operating lease was replaced by another operating lease expiring in March 2008 with an aggregate monthly lease payment of approximately $4,990. Rent expense under the operating leases for the three months ended March 31, 2006 and 2005 was $14,970 and $8,646, respectively.

The Company previously leased an office in the United States under a commercial lease agreement with China Star that expired in June 2005 with an aggregate monthly lease payment of approximately $2,560. This operating lease was replaced by another operating lease with a third party expiring in June 2008 with an aggregate monthly lease payment of approximately $1,000. Pursuant to the lease agreements, rent expense for the three months ended March 31, 2006 and 2005 was $3,000 and $7,680, respectively.

Lease commitments under the foregoing lease agreements are as follows:

              Fiscal year                                             Amount
                  2006                                   $            54,144
                  2007                                                72,114
                  2008                                                21,004
                 Total                                    $          147,262

17.      SUBSEQUENT EVENTS

On May 8, 2006, the Company entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co., Ltd. ("JKB") in connection with the technology transfer and related technical service for the AF-01 Anti-viral Aerosol. Pursuant to the Agreement, JKB agrees to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to the Company. The AF-01 technology, which can be used to deliver animal vaccines by aerosol spray, is recognized by a technological achievement appraisal certificate issued by the government of China. JKB agrees to facilitate transfer of the technology by providing consulting services to the Company and to cooperate in the development of an animal vaccine product for the market. Pursuant to the agreement, the Company will pay JKB a transfer fee of RMB 10 million (approximately US$1.247 million), of which RMB6 million (approximately $749,157) will be paid in cash and RMB4 million (approximately $499,438) will be paid in stock. The cash portion will be paid in installments, the first RMB 3 million installment due May 23, 2006 and three other RMB1 million installments due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for productions and use as a livestock disinfector for preventing bird flu. The issuance price shall be based on the average of closing prices within five days before the date of issuance. The Agreement also stipulates that, in the event that the production approval of the AF-01 technology for use as a livestock disinfector for preventing bird flu cannot be acquired due to reasons of the technology, JKB shall refund to the Company all the transfer fees that have been paid.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 contains "forward-looking" statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), including statements that include the words "believes", "expects", "anticipates", or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have obtained the following four Fertilizer Registration Certificates issued by the Chinese government: (1) Microorganism Microbia Inoculum Fertilizer Registration Certificate issued by the Ministry of Agriculture; (2) Amino Acid Foliar Fomular Fertilizer Registration Certificate issued by the Ministry of Agriculture; (3) Organic Fertilizer Registration Certificate issued by the Agriculture Department of Shandong Province, and (4) Water-run Fertilizer Registration Certificate issued by the Agriculture Department of Shandong Province. In addition to these four Fertilizer Registration Certificates, we have two trademarks registered in China - "ZHIGUANGYOU" and "PUGUANGFU". Under the protection of this intellectual property, we have developed four series of bio-fertilizer products with photosynthetic bacteria and/or bacillus as core ingredients.

Pursuant to the Technology Transfer Agreement dated May 8, 2006 in connection with the technology transfer and related technical service for the AF-01 Anti-viral Aerosol (see Note 17 to Condensed Consolidated Financial Statements in Item 1), we would be able to acquire the exclusive production right and other related rights to produce an anti-viral aerosol drug for use with animals. The anti-viral aerosol is a broad-spectrum antiviral agent with potent inhibitory and/or viricidal effects on a variety of RNA viruses found in animals and fowls such as bird flu. Our hope is to develop a commercialized product in the form of spray for applying in fowl houses and other animal holding facilities to prevent and cure virus-caused diseases. On May 10, the Company signed an Acquisition Framework Agreement with Beijing Huasheng Medicine Co. ("BSM"). The framework agreement expresses the mutual intent of the parties to enter into an acquisition transaction in which the Company will acquire 60% of the equity of BSM. BSM has Good Manufacturing Process (GMP) certification. We are now in the process of applying for a new animal medicine certification of AF-01 Anti-viral Aerosol and negotiating the documentation described in the framework agreement.

GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $184,443 and $161,183 during the three months ended March 31, 2006 and 2005, respectively, and our current liabilities exceeded our current assets by $1,023,101 and $1,006,983 as of March 31, 2006 and December 31, 2005, respectively. These factors create substantial doubt about our ability to continue as a going concern.

In March 2006 the Company entered into a purchase agreement to issue 5,000,000 shares of common stock for the proceeds of approximately $750,000. As of May 12, 2006, the Company had received approximately $400,000, which represented 53% of the total proceeds. The Company and the investors have agreed to defer funding of the remaining commitment to May 31, 2006 (See Note 13 to Condensed
Consolidated Financial Statements in Item 1). From April 2006, we are in negotiation but not yet concluded the issuance of convertible notes with two investors for the aggregate amount of up to $4 million. Management continues to evaluate the Company's cash needs and the availability of debt and equity financing to fund the Company's operations.

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

MAJOR CUSTOMERS AND SUPPLIERS:

Three customers accounted for 53.8% of our net sales for the three months ended March 31, 2006. One customer accounted for 94% of our net sales for the three months ended March 31, 2005.

Three suppliers accounted for 45.2%, 20.2%, and 10% of our purchases of raw materials and 27%, 25% and 10% of our purchases of raw materials for the three months ended March 31, 2006 and 2005, respectively. The raw materials used in our products are made available to us from a variety of alternative sources.

TRENDS AND UNCERTAINTIES IN REGULATION AND GOVERNMENT POLICY IN CHINA

AGRICULTURAL POLICY CHANGES IN CHINA

Economic growth in China has averaged 9 1/2 percent over the past two decades and seems likely to continue at that pace for some time. However China now faces an imbalance between urban and rural environments as well as the manufacturing and agricultural industries. Since 2004, the Chinese central government has adopted a series of effective policies to promote the development of agriculture. On February 10, 2004, the Chinese central government issued a new policy to correct the imbalance by offering favorable taxation of agricultural products. On December 29, 2005, the Standing Committee of the National People's Congress decided to abolish the agricultural tax starting January 1, 2006. The abolition of the agricultural tax would tend to increase incomes of farmers and ease their financial burdens. Three was a series of policies adopted by the State Council on February 9, 2006 that are favorable to agriculture including
(1) Decision of the State Council on Implementing the Interim Regulation on Promoting the Adjustment of Industrial Structure promulgated by the State Council on December 7, 2005, (2) Guiding Catalogue for the Adjustment of Industrial Structure issued by the State Council, the National Development and Reform Commission on December 7, 2005, and (3) Outline of National Medium and Long-Term Plans for Science & Technology Development (2006-2020). We believe we will benefit from these favorable policies as farmers can be expected to retain more of their income and will most likely spend some of that income on our products, resulting in greater sales. In addition, we anticipate receiving additional governmental support in marketing our products to farmers due to additional procedural changes included with the new policy.

GENERAL FISCAL AND MONETARY POLICY CHANGES IN CHINA

The volatility in the inflation rate in China in the past decade (almost eight times that in the United States and four times that in Western Europe) suggests that China's domestic monetary policy has not always been successful in maintaining low and stable inflation. In recent years, China has been adopting restricted or prudent fiscal and monetary policies to fight potential inflation. However, the agricultural area has been one of a few industries which is expected to continue to enjoy expansionary policy. We have previously benefited from these policies, as evidenced by our receipt of non-interest bearing loans of over $1.5 million from the Chinese government so far. As the government further increases investment in the agricultural area, we believe that similar loans or other favorable financing programs will be made available to us in the future, which we anticipate will assist us with managing liquidity and capital resources during our growth period. However, if these financing programs are not made available in the future, we may have to borrow on terms which are less favorable to us, or we may not be able to borrow additional funds at all on terms which are acceptable.

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

On July 21, 2005, the People's Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$ 1.00 = RMB 8.11. So far the bank has continued to gradually appreciate the RMB - the exchange rate of U.S. Dollar against RMB on March 31, 2006 was 1:8.0170.

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

Accounts receivable over one year old amounted to $86,041 and $82,942 as of March 31 and April 30, 2006, respectively. Though we have no conclusive indication of insolvency from any of our customers, for the sake of prudence, we accrued bad debt allowance of $86,041 equal to the account receivables more than one year old as of April 30, 2006.

Terms of our sales vary from cash on delivery to a credit term up to three to twelve months. Ordinarily, we require our customers to pay between 20% and 60% of the purchase price of an order placed, depending on the results of our credit investigations, prior to shipment. The remaining balance is due within twelve months, unless other terms are approved by management. The agriculture-biotechnology market in China is in the early stages of development and we are still in the process of exploring the new market. We may also distribute our bio-products to special wholesalers with favorable payment terms with a focus on the future. We maintain a policy that all sales are final and we do not allow returns. However, we will allow customers to exchange defective products for new products within 90 days of delivery. In the event of any exchange, the customers pay all transportation expenses.

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined on the weighted average method. Inventories include raw materials, work-in-progress, finished goods and low-value consumables. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of March 31, 2006.

REVENUE RECOGNITION

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended by SAB No. 104, "Revenue Recognition". Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title.

In general we maintain a policy that all sales are final and we do not allow returns. As discussed below under the heading, "Results of Operations for Three Months Ended March 31, 2006 and 2005", management approved an isolated return of an export sale to a Cambodia distributor because the distributor was experiencing cash flow difficulties. Management continues to evaluate and estimate expected returns as of the time of sale. If a return is estimated, a reserve account is recorded to offset sales. As at March 31, 2006, we have determined that there are no significant estimated returns.

IMPAIRMENT OF ASSETS

Our long-lived assets consist of property and equipment assets and intangible assets. As of March 31, 2006, the net value of property, plant and equipment assets and intangible assets was $1,425,677 and $398,723, respectively, which represented approximately 46.0% and 12.9% of our total assets, respectively.

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

As discussed above, our production facilities were temporarily closed in the second half of 2005, with production resuming in early 2006. Based on our analysis, we have determined that there was no impairment to our current production facilities as of March 31, 2006.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NET SALES. Net sales were $11,023 and $410,692 for the three months ended March 31, 2006 and 2005 respectively, representing a 97% decrease. The primary cause of low sales in the first quarter of 2006 was the halt in operations at our manufacturing facility in the second half of 2005 to upgrade the facility to produce bacillus fertilizer. (See related discussion under "Liquidity and Capital Resources", below. This upgrade was delayed due to the failure to obtain expected financing for it in second half of 2005. We restarted production the first quarter of 2006 but volume has been low due to a shortage of working capital. In addition, sales in the first quarter of 2006 were low because the first quarter is a low season for products in China. Consequently, net sales for the three months ended March 31, 2005 were mainly attributable to exports.

Cost of Sales. Costs of sales were $7,410 and $74,973 for the three months ended March 31, 2006 and 2005, respectively. The decrease of $67,564, or 90%, in cost of sales was primarily due to the reduction of sales volume.

Gross Profit. Gross profit was $3,613 for the three months ended March 31, 2006 representing a profit margin of 33%. Gross profit was $335,719 for the three months ended March 31, 2006, a profit margin of 82%. The higher gross margin for the three months ended March 31, 2005 was mainly attributable to higher price of exports then.

Consulting and Professional Fees. Consulting and professional fees were $44,400 and $136,573 for the three months ended March 31, 2006 and 2005 respectively, representing a decrease of $92,173 or 67%. The higher consulting and professional fees in 2005 were primarily attributable to consulting and professional fees paid to Cornell Capital in connection with the financing completed in January 2005.

Officers' Compensation. Officers' compensation decreased by $2,383, or 29%, to $5,967 for the three months ended March 31, 2006 as compared to $8,350 for the three months ended March 31, 2005.

General and Administrative. General and administrative expense was $72,222 for the three months ended March 31, 2006, as compared to $247,800 for the same period of 2005, a decrease of $175,578, or 71%, primarily as a result of decrease of quantity of business and employees of the Company for the three months ended March 31, 2006 as compared to the same period of 2005. General and administrative expenses mainly include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.

Research and Development. Research and development expense increased $621, or 9%, to $7,901 for the three months ended March 31, 2006, as compared to $7,280 for the three months ended March 31, 2005. The increase is mainly due to depreciation of new research equipment purchased in the fourth quarter of 2005.

Depreciation and Amortization. Depreciation and amortization, excluding depreciation and amortization included in cost of sales, increased $3,208, or 11%, to $33,162 for the three months ended March 31, 2006, as compared to $29,945 for the three months ended March 31, 2005. This decrease is mainly the result of an adjustment related to the amortization of the patent for the fiscal year of 2004, which was adjusted in the first quarter of 2005, and partial depreciation of our facilities recognized as current-period charges because of abnormal lower-volume production for three months ended March 31, 2006

Interest Income (Expense). Interest expense decreased $43,000, or 64%, to $24,404 for the three months ended March 31, 2006, as compared to interest expense of $67,404 for the three months ended March 31, 2005. This decrease is due to the amortization of fair value of a convertible loan in the first quarter of 2005.

Net Loss. Net loss increased $23,260, or 14% to $184,443 for the three months ended March 31, 2006 as compared to $161,183 for the three months ended March 31, 2005. The increase in net loss in the current period as compared to first quarter 2005 is primarily due to reduction in revenue and gross margin.

Comprehensive Loss. Comprehensive loss increased by $16,619, or 10%, to $177,802 for the three months ended March 31, 2006, as compared to $161,183 for the comparable period of 2005. The reasons for the increase in comprehensive loss in the current period as compared to the comparable period in 2005 primarily include: (1) gross profit decreased by $340,856; (2) all expenses including operation expenses and interest only decreased by $317,596; and (3) there was a currency translation adjustment of $6,641 for the current period, when there was not any such adjustment for the comparable period of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the three months ended March 31, 2006, we raised $44,268 in debt financing from two related parties and $126,284 in a common stock subscription under the Stock Purchase Agreement dated as of March 10, 2006.

Our  current  liabilities  exceed our  current  assets and we continue to suffer losses. In the second half of 2005 we interrupted production at our manufacturing facility with the intention of upgrading the facility to produce a new, potentially lucrative series of bacillus fertilizer. Unfortunately an anticipated financing in the second half of 2005 did not close, which contributed to a shortage of working capital and prevented us from upgrading our facility as planned. Our sales volume in the second half of 2005 declined severely as a result of the temporarily closing of the manufacturing facility and the delay of the launching of the new bacillus fertilizer product as planned. In the first quarter of 2006, although we have begun to increase our production levels, but the volume of production and sale remains low.

We qualified for non-interest bearing loans under a Chinese government-sponsored program to encourage economic development in certain industries and locations in China. As of March 31, 2006, we had obtained non-interest bearing loans from the Chinese local government of approximately $1,500,000, of which $1,434,452 is currently outstanding. We are required to begin repayment of the outstanding balance of the loans in the first year after our Chinese subsidiary reaches an accumulative profit position. The entire balance is to be fully repaid within three years thereafter.

In November 2002 and June 2003, we borrowed money from a local bank in Beijing to finance two automobile purchases. The borrowing was in the form of two loans for $38,663 and $25,498, with interest rates of 5.32% and 5.02% per annum, respectively. The maturity dates are October 2007 and March 2008, respectively. As of March 31, 2006, the combined outstanding balance of these loans was $25,718.

On September 23, 2004, the Company entered into a convertible loan agreement for $350,000 with interest at 10% per annum. Prior to June 8, 2005, the Company made payments to the lender in the amount of $359,991, which included a penalty interest payment (See Note 10 to the Condensed Consolidated Financial Statements in Item 1).

On January 4, 2005, the Company issued a promissory note in the original principal amount of $400,000 to Cornell Capital, and received an advance of $400,000. The Cornell Note bore interest at a rate of 10% per annum and had a term of 290 days. In 2005, the Company issued an aggregate of 18,362,219 shares of common stock with repayment of $312,865. As of March 31, 2006, the Company settled the Cornell Note with a payment of $110,176, constituting the outstanding principal amount of $87,135 and accrued interest on the Cornell Note (See Note 10 to the Condensed Consolidated Financial Statements in Item 1).

On May 30, 2005 and June 16, 2005, the Company entered into three convertible promissory note agreements in the aggregate amount of $320,000 with interest at 12% per annum, and issued 1,600,000 detachable warrants. The 12% Loans were initially due in three months from date of draw down, but the final maturity dates were extended for another three months. The Company did not pay the 12% Loans by the extended maturity date. We have received a notice from one of the lenders of his intention to convert $150,000 of the 12% Loans to the Company's common stock in April 2006. We are now in negotiations with the lenders holding the remaining balance of $170,000 to extend the payment date. We have not received from the lenders any notice of default or demand for immediate payment. (See Note 10 to the Condensed Consolidated Financial Statements in Item 1)

We will require additional capital to fund our business plan and to develop our manufacturing facility. We have not generated significant revenues from our operations for such purposes. In March 2006, we entered into a purchase agreement with two Chinese investors to issue 5,000,000 shares of our common stock in a private placement for RMB 6,000,0000 (approximately $750,000). As of March 31, and May 12, 2006, we had received $126,284 and approximately $400,000 of the amount under the purchase agreement, which represents17% and53% of the total commitment. We have agreed with the investors to defer funding of the remaining commitment to May 31, 2006.

In the first quarter of 2006, we borrowed $38,665 from China Star, pursuant to certain advance agreements we had entered into with China Star dated as of March 31, 2006. The advance agreements are unsecured and bear interest at 12% per annum, and are due 180 days from the date of draw down. As of March 31, 2005, the total outstanding balance owed to China Star under the loan and for all other obligations was $302,963 (See Note 9 to the Condensed Consolidated Financial Statements in Item 1).

In the first quarter of 2006, the Company owed our CEO,Wei Li, $5,613 for a motor vehicle lease obligation. As of March 31, 2005, the total outstanding balance owed to Mr Li for all current and former obligations and loans was $197,707 (see Note 9 to the Condensed Consolidated Financial Statements in Item
1).

Since April 2006 we have been in negotiation but have not yet concluded convertible note financing for the aggregate amount of up to $4 million. Even if realized, these amounts may not be sufficient to allow us to implement our business plan. During 2006, we may need to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in this regard. There can be no assurances that we will be able to obtain sufficient funds to allow us to continue operations and to develop our facilities and products as scheduled.

At March 31, 2006 and December 31, 2005, we had cash of $13,531 and $14,576, respectively. At March 31, 2006 and December 31, 2005, our net working capital deficiency was $1,023,101 and $1,006,983, respectively, reflecting current ratios of 0.55:1 and 0.55:1, respectively, as of such dates.

During the three months ended March 31, 2006, our operations utilized cash of $91,546, as compared to $278,402 utilized for the three months ended March 31, 2005, as a result of the decreased business activity.

During the three months ended March 31, 2006, no cash flow occurred from investing activities, as compared to $4,175 utilized for the purchase of equipment for the three months ended March 31, 2005.

During the three months ended March 31, 2006, we generated $81,413 from financing activities, consisting of the proceeds from common stock subscription of $126,284 and several advances from related parties of $44,268, offset by the repayments of the Cornell Note of $87,135 and long-term borrowings of $2,004. During the three months ended March 31, 2005, we generated $286,660 from financing activities, consisting of the proceeds from the Cornell Note of $400,000 and offset by the repayments of short-term loan of $50,000, amounts due to related party of $60,159 and long-term borrowings of $3,181.

If we can achieve the necessary financing, our plan is to continue develop our manufacturing facility. As of March 31, 2006, we have invested approximately $1.4 million in the first phase of our manufacturing facility, including $1 million in buildings and $45,000 in equipment. We estimate that the total investment for the completion of the construction of our manufacturing facility for bacillus fertilizer and anti-viral aerosol agent products and the respective marketing and distribution costs will be approximately $4 million over an estimated two-year period.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. We conduct virtually all of our business in China and, accordingly, the sale of our products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the U.S. Dollar would adversely affect our financial performance when measured in U.S. Dollars. Although prior to 1994 the RMB experienced significant devaluation against the U.S. Dollar, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People's Bank of China. The exchange rate was approximately $1.00 to RMB 8.28 at December 31, 2004. On July 21, 2005, the People's Bank of China increased the US$-RMB exchange rate to approximately US$
1.00 = RMB 8.11. So far the bank continues to gradually increase the exchange rate. On March 31, 2006 it was US$ 1.00 = RMB 8.0170. This change results in greater liquidity for revenues generated in RMB. We benefit by having easier access to and greater flexibility with capital generated in and held in the form of RMB.

As China has recently been admitted as a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate currency conversion restrictions, which may in turn increase the exchange rate fluctuation of RMB. Should there be any major change in the central government's currency policies, we do not believe that such an action would have a detrimental effect on our operations, since we conduct virtually all of our business in China, and the sale of our products is settled in RMB.

COMMITMENTS AND CONTINGENCIES

The Company has the following material contractual obligations:

Operating lease commitments - The Company previously leased an office in Beijing under an operating lease that expired in April 2005 with an aggregate monthly lease payment of approximately $2,882. This operating lease was replaced by another operating lease expiring in March 2008 with an aggregate monthly lease payment of approximately $4,990. Rent expense under the operating leases for the three months ended March 31, 2006 and 2005 was $14,970 and $8,646, respectively.

The Company previously leased an office in the United States under a commercial lease agreement with China Star with an aggregate monthly lease payment of approximately $2,560. The lease expired in June 2005 and was replaced by another operating lease with a third party expiring in June 2008 with an aggregate monthly lease payment of approximately $1,000. Pursuant to the lease agreements, rent expense for the three months ended March 31, 2006 and 2005 was $3,000 and $7,680, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2006 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

See Note 9 to the Condensed Consolidated Financial Statements in Item 1.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Condensed Consolidated Financial Statements in Item 1.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are not aware of any such proceedings known to be contemplated.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The issuance of detachable warrants to China Star to purchase the aggregate of 193,276 shares of common stock of the Company, in connection with the advance agreement with China Star dated March 31, 2006 (as more fully described in Note 9 to the Condensed Consolidated Financial Statements in Item 1) was an unregistered sale of equity securities under the Securities Act. In issuing the warrants, the Company relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act for its exemption from the registration requirements of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                             DESCRIPTION OF EXHIBITS

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
                                                                           23, 2004
10.1          Standby Equity Distribution Agreement, dated July 6, 2004,   Form SB-2 filed on        10.1
              between Cornell Capital Partners, LP and Kiwa Bio-Tech       August 2, 2004
              Products Group Corporation.



10.2          Placement Agent Agreement, dated July 6, 2004, between       Form SB-2 filed on        10.2
              Newbridge Securities Corporation and Kiwa Bio-Tech           August 2, 2004
              Products Group Corporation.
10.3          Registration Rights Agreement, dated July 6, 2004,           Form SB-2 filed on        10.3
              between Cornell Capital Partners, LP and Kiwa Bio-Tech       August 2, 2004
              Products Group Corporation.
10.4          Warrant Purchase Agreement, dated March 12, 2004,  issued    Form 10-QSB filed on      10.1
              to Westpark Capital, Inc.                                    May 20, 2004
10.5          Convertible Loan Agreement, dated January 25, 2004 between   Form 10-QSB filed May     10.2
              Kiwa Bio-tech Products Group Ltd. and Kao Ming Investment    20, 2004
              Company
10.6          Convertible  Loan Agreement dated March 12, 2004 for         Form 10-QSB filed on      10.1
              $200,000  between Kiwa Bio-Tech  Products Group              August 20, 2004
              Corporation and Jzu Hsiang Trading Co., Ltd.
10.7          Engagement  agreement between Kiwa Bio-Tech Products Group   Form 10-QSB filed on      10.3
              Corporation and Cinapsys Inc. dated May 24, 2004             August 20, 2004
10.8          Patent Transfer Agreement dated April 12, 2004, between      Form SB-2/A filed on      10.5
              Kiwa Bio-Tech Products (Shandong) Co., Ltd. and China        October 8, 2004
              Agricultural University.
10.9          Patent Transfer Contract, dated April 12, 2004,  between     Form SB-2/A filed on      10.5
              Kiwa Bio-Tech Products Group Corporation and China           November 23, 2004
              Agricultural University
10.10         Contract of Project of Venture Capital of Zoucheng           Form SB-2/A filed on      10.6
              Science & Technology Plan (Contract No.: 2004) among KIWA    October 8, 2004
              Bio-Tech Products (Shandong) Company, Science & Technology
              Bureau and Zoucheng Branch of China Commercial Bank of
              ICBC  dated April 2004.
10.11         Contract of Project of Venture Capital of Zoucheng           Form SB-2/A filed on      10.7
              Science & Technology Plan (Contract  No. 2002) among KIWA    October 8, 2004
              Bio-Tech   Products   (Shandong)   Company,   Zoucheng  Science  &
              Technology  Bureau and Zoucheng Branch of China Commercial Bank of
              ICBC dated November 2002.
10.12         Contract of Project of Venture Capital of Zoucheng           Form SB-2/A filed on      10.7
              Science & Technology Plan (Contract  No. 2002) among KIWA    November 23, 2004
              Bio-Tech Products Group Limited, Zoucheng Municipal
              People's Government
              Bureau and Zoucheng Branch of China Commercial Bank of
              ICBC dated May 26, 2002.
10.13         PBC Project Investment Agreement between KIWA Bio-Tech       Form 10-KSB filed on      10.13
              Products Group Limited and Zoucheng Municipal Government     April 13, 2005
              dated June 25, 2002
10.14         Employment   Agreement  dated  March  18,  2003  between     Form SB-2/A filed on      10.13
              Kiwa Bio-Tech Products Group and Lian jun Luo                November 23, 2004
10.15         Employment   Agreement  dated  March  18,  2003  between     Form SB-2/A filed on      10.14
              Kiwa Bio-Tech Products Group and Bin Qu                      November 23, 2004
              Convertible Loan Agreement dated October 20, 2003 between    Form SB-2/A filed on      10.8
10.16         China Star Investment Group and Kiwa Bio-Tech Products       October 8, 2004
              Group Ltd., as amended by letter agreement dated August 1,
              2004
10.17         Loan Agreement dated July 26, 2004 between China Star        Form SB-2/A filed on      10.15
              Investment Group and Kiwa Bio-Tech Products Group            November 23, 2004
              Corporation
10.18         Commercial Lease Agreement dated April 1, 2004 between       Form SB-2/A filed on      10.10
              Kiwa Bio-Tech Products Group Corporation and China Star      October 8, 2004
              Investment Company.


10.19         Convertible Note Agreement dated September 23, 2004 among    Form 10-QSB filed on      10.4
              Kiwa Bio-Tech Products Group Corporation and Young San Kim   November 15, 2004
              and Song N. Bang
10.20         Amendment, dated April 7, 2005, to Convertible Note          Form 10-KSB filed on      10.20
              Agreement dated September 23, 2004 among Kiwa Bio-Tech       April 13, 2005
              Products Group Corporation and Young San Kim and Song N.
              Bang
10.21         Common Stock  Warrant  dated  September  23, 2004,  issued by Form
              10-QSB filed on 10.5 Kiwa Bio-Tech  Products Group  Corporation to
              Young San Kim November 15, 2004
10.22         Common Stock Warrant dated September 23, 2004, issued by     Form 10-QSB filed on      10.6
              Kiwa Bio-Tech Products Group Corporation to Song N. Bang     November 15, 2004
10.23         Promissory Note of Kiwa Bio-Tech Products Group              Form 10-KSB filed on      10.23
              Corporation, principal amount $400,000, issued to Cornell    April 13, 2005
              Capital Partners, LP on January 4, 2005, as amended by
              letter agreements dated March 21, 2005 and April 5, 2005.
10.24         Payment Acknowledgment and Release, dated June 8, 2005,      Form 10-QSB filed on      10.1
              among Kiwa Bio-Tech Products Group Corporation and Young     May 20, 2005
              San Kim and Song N. Bang
10.25         Advance Agreement, dated May 23, 2005, between Kiwa          Form 10-QSB filed         10.2
              Bio-Tech Products Group Corporation and Mr. Wei Li.          August 15, 2005
10.26         Promissory Note of Kiwa Bio-Tech Products Group              Form 8-K filed on         10.1
              Corporation, principal amount $150,000, issued to Donald     August 12, 2005
              Worthly dated May 30, 2005, as amended June 1, 2005.
10.27         Promissory Note of Kiwa Bio-Tech Products Group              Form 8-K filed on         10.2
              Corporation, principal amount $70,000, issued to Gertrude    August 12, 2005
              Yip dated May 30, 2005, as amended.
10.28         Promissory Note of Kiwa Bio-Tech Products Group              Form 8-K filed on         10.3
              Corporation, principal amount $100,000, issued to Hiro       August 12, 2005
              Sugimura and Elaine Sugimura dated June 16, 2005.
10.29         Advance Agreement, dated June 29, 2005, between Kiwa         Form 10-QSB filed on      10.7
              Bio-Tech Products (Shandong) Co. Ltd. and China Star         August 15, 2005
              Investment Management Co. Ltd.
10.30         Advance Agreement, dated September 30, 2005, between Kiwa    Form 10-QSB filed on      10.1
              Bio-Tech Products (Shandong) Co. Ltd. and China Star         November 21, 2005
              Investment Management Co. Ltd.
10.31         Advance Agreement, dated December 31, 2005, between Kiwa     Form 10-KSB filed April   10.31
              Bio-Tech Products (Shandong) Co. Ltd. and China Star         17, 2006
              Investment Management Co. Ltd.
10.32         Stock Purchase Agreement dated March 10, 2006                Form 8-K filed on March
                                                                           15, 2006
10.33         Termination Agreement between Kiwa Bio-Tech Products Group   Form 8-K filed on April   10.1
              Corporation and Cornell Capital dated on March 31, 2006      4, 2006
10.34         Supplementary Agreement for Stock Purchase Agreement dated   Form 10-KSB filed on      10.34
              on April 13, 2006                                            April 17, 2006
10.35         Supplementary Agreement for Stock Purchase Agreement dated
              May 12, 2006
10.36         Advance Agreement, dated March 31, 2006, between Kiwa
              Bio-Tech Products (Shandong) Co. Ltd. and China Star
              Investment Management Co. Ltd.



10.37         Technology Transfer Agreement, dated May 8, 2006, between    Form 8-K filed on May     10.1
              Kiwa Bio-Tech Products Group Corporation and Jinan           15, 2006
              Kelongboao Bio-Tech Co., Ltd.
21            List of Subsidiaries                                         Form 10-QSB filed on      21
                                                                           May 20, 2005
31.1          Certification of Principal Executive Officer pursuant to
              Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of
              1934
31.2          Certification of Principal Financial Officer pursuant to
              Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of
              1934
32.1          Certification of Principal Executive Officer, pursuant to
              18 U.S.C. 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
32.2          Certification of Principal Financial Officer, pursuant to
              18 U.S.C. 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    KIWA BIO-TECH PRODUCTS GROUP CORPORATION
                                  (Registrant)


/s/ Wei Li             May 15, 2006       Chief Executive Officer and Chairman
-------------------                       of the Board of Directors
Wei Li                                    (Principal Executive Officer)


/s/ Lian jun Luo       May 15, 2006       Chief Financial Officer and Director
-------------------                       (Principal Financial Officer and
Lian jun Luo                              Principal Accounting Officer)