Form 10QSB
period 2006-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2006-08-14
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-33167

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	84-0448400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

415 West Foothill Blvd, Suite 206
Claremont, California 91711-2766
(909) 626-2358
(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

As of July 31, 2006, 64,285,930 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: YES ☐  NO ☑

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

Kiwa Bio-Tech Products Group Corporation and Subsidiaries
Condensed Consolidated Balance Sheet

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$673,371	$14,576
Accounts receivable, net of allowance for doubtful account $86,041 and $ 82,942 as at June 30, 2006 and December 31, 2005, respectively	709,526	701,486
Note receivable	157,500	-
Inventories	487,837	495,597
Prepaid expenses	1,039	1,962
Other current assets	35,200	27,186
Total Current Assets	2,064,473	1,240,807
Property plant and equipment:
Buildings	1,021,663	1,012,219
Machinery and equipment	451,535	447,361
Automobiles	104,883	103,914
Office equipment	57,959	57,423
Computer software	9,024	8,940
	1,645,064	1,629,857
Less: Accumulated depreciation	(248,927)	(192,991)
Property plant and equipment - net	1,396,137	1,436,866
Construction in progress	33,740	33,429
Intangible assets-net	385,164	410,586
Deferred financing cost	49,954	-
Total assets	$3,929,468	$3,121,688
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$1,267,487	$1,000,477
Construction costs payable	375,812	372,338
Due to related party	107,842	454,193
Convertible notes payable-unrelated party	320,000	407,135
Current portion of bank notes payable	14,011	13,647
Total current liabilities	2,085,152	2,247,790
Long-term liabilities, less current portion:
Unsecured loans payable	1,438,291	1,424,996
Bank notes payable	6,956	13,895
Long-term convertible notes payable	857,500	-
Discount on beneficial conversion feature	(308,556)	-
Total long-term liabilities	1,994,191	1,438,891
Shareholders’ (Deficit) Equity
Common stock -$0.001 par value	64,236	59,236
Authorized 100,000,000 shares at June 30, 2006 and December 31, 2005, respectively
Issued and outstanding 64,235,930 and 59,235,930 shares at June 30, 2006 and December 31, 2005, respectively	-	-
Preferred stock -$0.001 par value
Authorized 20,000,000 shares at June 30, 2006 and December 31, 2005
Issued and outstanding no shares at June 30, 2006 and December 31, 2005	-	-
Additional paid-in capital	6,525,030	4,835,968
Stock-based compensation reserve	(93,215)	-
Deficit accumulated	(6,684,481)	(5,482,555)
Accumulated other comprehensive income	38,555	22,358
Total stockholders’ equity (deficiency)	(149,875)	(564,993)
Total liabilities and stockholders’ equity	$3,929,468	$3,121,688

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

Kiwa Bio-Tech Products Group Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales	$13,351	$607,611	$24,374	$1,018,303
Cost of sales	12,545	205,945	19,955	280,918
Gross profit	806	401,666	4,419	737,385
Operating expenses:
Consulting and professional fees	243,914	209,824	288,314	346,397
Officers’ compensation	109,102	16,632	115,070	24,982
General and administrative	99,261	114,334	171,483	362,134
Research and development	8,461	1,143	16,362	8,423
Depreciation and amortization	37,069	21,694	70,232	51,189
Total costs and expenses	497,808	363,627	661,461	793,125
Operating profit (loss):	(497,002)	38,039	(657,042)	(55,740)
Changes in fair value of warrants	53,652		53,652
Interest expense, net	(574,132)	(66,842)	(598,536)	(134,246)
Other income		2,416		2,416
Net loss	(1,017,482)	(26,387)	(1,201,926)	(187,570)

Other comprehensive income:
Translation adjustment	9,556	-	16,197	-
Comprehensive loss	$(1,007,927)	$(26,387)	$(1,185,729)	$(187,570)
Net loss per common share - basic and diluted	(0.016)	(0.001)	(0.020)	(0.004)
Weighted average number of common shares - basic and diluted	61,598,567	47,776,005	60,423,775	44,771,631

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (Unaudited)

Kiwa Bio-Tech Products Group Corporation
Consolidated Statement of Stockholders’ Equity (Deficiency)

	Common Stock		Additional Paid-in	Stock-based Compensation	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Reserve	Deficits	income	(Deficiency)
Balance, January 1, 2006	59,235,930	59,236	4,835,968		(5,482,555)	22,358	(564,993)
Issuance of detachable warrants in conjunction with the advances from a related party dated March 31, 2006	-	-	5,145	-	-	-	5,145
Issuance of 5 million shares of common stock pursuant to the Stock Purchase Agreement dated as of March 10, 2006	5,000,000	5,000	740,416	-	-	-	745,416
Beneficial conversion feature of convertible notes payable funded on June 29, 2006	-	-	312,023	-	-	-	312,023
Issuance of detachable warrants in conjunction with the issuance of convertible promissory notes in June 29, 2006	-	-	545,477	-	-	-	545,477
Issuance of warrants to a financing consultant in June 2006	-	-	93,301	(93,215)	-	-	86
Fair value of shares as compensation to an employee	-	-	46,352	-	-	-	46,352
Changes in fair value of warrants	-	-	(53,652)	-	-	-	(53,652)
Net loss for six months ended June 30, 2006	-	-	-	-	(1,201,926)	-	(1,201,926)
Other comprehensive income-Translation adjustment	-	-	-	-	-	16,197	16,197
Balance, June 30, 2006	64,235,930	$64,236	$6,525,030	$(93,215)	$(6,684,481)	$38,555	$(149,875)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Kiwa Bio-Tech Products Group Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,201,926)	$(187,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,405	74,075
Amortization of detachable warrants	549,365	48,131
Amortization of beneficial conversion feature of convertible notes	3,467	27,333
Provision for doubtful debt	3,099	-
Changes in fair value of warrants	(53,652)	-
Fair value of shares as compensation to an employee	46,352	-
Changes in operating assets and liabilities:
(Increase)decrease in :
Accounts receivable	(11,139)	(278,321)
Inventories	7,760	39,325
Other receivable	-	157,495
Prepaid expenses	923	53,667
Other current assets	(8,014)	(3,950)
Deferred financing cost	(50,000)	-
Increase(decrease)in:
Accounts payable and accrued expenses	267,009	190,465
Construction cost payable	-	(7,405)
Net cash used in operating activities	(365,351)	113,245
Cash flows from investing activities:
Purchase of property and equipment	-	(6,749)
Acquisition of intangible asset	-	-
Net cash used in investing activities	-	(6,749)
Cash flows from financing activities:
Proceeds from issuance of common stock	745,416	-
Repayment of short-term loans	-	(50,000)
Proceeds from related parties	75,633	251,529
Repayment to related parties	(420,641)	(30,634)
Proceeds from convertible notes payable	-	720,000
Repayment of convertible notes payable	(87,135)	(350,000)
Proceeds from long-term convertible notes payable	700,000	-
Repayment of long-term borrowings	(6,574)	(6,388)
Net cash provided by financing activities	1,006,699	534,507
Foreign currency translation	17,447	-
Cash and cash equivalents:
Net increase	658,795	641,003
Balance at beginning of period	14,576	17,049
Balance at end of period	$673,371	$658,052

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$23,306	$22,327
Cash paid for taxes	-	-
Non-cash investing and financing activities:
Beneficial conversion feature of convertible notes payable	$312,023	$106,666
Issuance of common stock for convertible notes payable		$180,822
Issuance of detachable warrants in conjunction with issuance of convertible notes payable	$710,566	$35,570

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

References herein to “we”, “us”, “our” or “the Company” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

1.  Background and Basis of Presentation

Organization - On March 12, 2004, pursuant to an Agreement and Plan of Merger dated as of March 11, 2004, by and among Tintic Gold Mining Company (“Tintic”), TTGM Acquisition Corporation, a Utah corporation and wholly-owned subsidiary of Tintic Gold Mining Company, and Kiwa Bio-Tech Products Group Ltd. (“Kiwa Bio-Tech”), a British Virgin Islands international business company, TTGM Acquisition Corporation merged with and into Kiwa Bio-Tech. Each share of Kiwa Bio-Tech common stock was converted into 1.5445839 shares of Tintic Gold Mining Company Common Stock, with Kiwa Bio-Tech surviving as Tintic Gold Mining Company’s wholly-owned subsidiary. The merger resulted in a change of control of Tintic Gold Mining Company, with former Kiwa Bio-Tech stockholders owning approximately 89% of Tintic Gold Mining Company on a fully diluted basis. The Company accounted for this transaction as a reverse merger. Subsequent to the merger, Tintic Gold Mining Company changed its name to Kiwa Bio-Tech Products Group Corporation (the “Company”). On July 22, 2004, we completed our reincorporation in the State of Delaware.

Business - Our business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture, stockbreeding markets located primarily in China. The Company’s product initiatives can be divided into three primary categories - bio-fertilizers, and related products; biologically enhanced feed for livestock; and an animal flu disinfector delivered by aerosol. We intend to improve existing products and to develop new products. Our activities to date have included conducting research and development, acquiring and developing intellectual property, raising capital, developing a manufacturing facility, entering into strategic relationships, and marketing our products.

Bio-fertilizer. We have developed a number of bio-fertilizer and other products for plants and are developing more. Our first product, a photosynthetic bacteria-based biological catalyst, was introduced in China’s agricultural market in November 2003. We had significant sales of this product in 2004 and the first half of 2005, but sales have been significantly reduced since then due to the temporary shutdown of our manufacturing facility. In the second half of 2005 we interrupted production at our manufacturing facility with the intention of upgrading the facility to produce a new, potentially lucrative series of bacillus-bacteria based fertilizer. Unfortunately an anticipated financing in the second half of 2005 did not close, which contributed to a shortage of working capital and prevented us from upgrading our facility as planned. Our sales volume in the second half of 2005 declined severely as a result of the temporarily closing of our manufacturing facility and the delay of the launching of the new bacillus fertilizer product as planned. In the first half of 2006, we have begun to increase our production levels, but the volume of production and sales remains low.

Our photosynthetic bacteria based fertilizers are protected by trade secret. Our bacillus-based fertilizers are protected by patents. On April 12, 2004, we entered into an agreement with China Agricultural University to acquire patent Number ZL 93101635.5 entitled “Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing,” which was originally granted by the PRC Intellectual Property Bureau on July 12, 1996. There are no limitations under this agreement on our exclusive use of the patent. The patent covers six different species of bacillus which have been tested as bio-fertilizers to enhance yield and plant health. The production methods of the six species are also patented. The patent will expire on February 9, 2013.

We have obtained four Fertilizer Registration Certificates from the Chinese government - one covering our photosynthetic bacteria fertilizer, and three covering our bacillus bacteria fertilizer. Some of our products contains ingredients of both photosynthesis and bacillus bacteria.

Currently our manufacturing facility has the capability to produce leaf fertilizer (ZHIGUANGYOU, JINPENGJIABAO, PENDUOSHOU), additional fertilizer (YIMULING, CHAOFEIBAO, ZHIGUANGYOU) and ground fertilizer (ZHIGUANGYOU II). By now, due to the lack of our own bacillus production capability, we purchased semi-manufactured bacillus goods and reprocessed our products with other fertilizer components according to our particular fertilizer prescriptions. When we have sufficient resources, we plan is to upgrade our facility to 1,000 [metric?] tons. These upgrades are expected to cost $500,000.

Livestock Feed. On July 11, 2006, we completed the formation of a joint venture with Tianjin Challenge Feed Co., Ltd. (“Challenge Feed”) to engage in the developing, manufacturing and marketing of biologically enhanced feed for livestock. The joint venture will be located in Tianjin, China and operated through Tianjin Kiwa Feed Co. Ltd. (“TKF”), a jointly-owned limited liability company organized under the laws of the PRC. Pursuant to a joint venture agreement we agreed to invest $480,000 in cash for 80% of the equity of TKF. For 20% equity of TKF, Challenge Feed agreed to invest machinery and equipment used in bio-feedstuff production lines with an agreed value of $120,000. Under the joint venture agreement, both we and Challenge Feed are required to make our capital contributions within six months of the date that TKF receives its business license. As of July 31, 2006, we had contributed $150,000 of our capital contribution commitment.

TKF’s total annual production capacity is expected to be approximately 40,000 metric tons of concentrated and supportive feeds and it is expected to produce sales starting in August 2006.

Avian Flu Disinfector. On May 8, 2006 we entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co., Ltd. (“JKB”). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-Viral Aerosol technology for veterinary medicine applications to the Company. The AF-01 aerosol technology is a broad-spectrum antiviral agent with potent inhibitory and/or viricidal effects on a variety of RNA viruses found in animals and fowls such as bird flu. We acquired the exclusive production right and other related rights to produce an anti-viral aerosol drug for use with animals. Our hope is to develop a commercialized product in the form of spray for applying in fowl houses and other animal holding facilities to prevent and cure virus-caused diseases.

We are now in the process of applying for a new animal medicine certification for the AF-01 technology. Before marketing this product, we will need to: (1) successfully complete a safety evaluation, pre-clinical study, pharmacological and toxicological test, clinical trial report, stability test report, environmental impact report and other obligatory experiments by statutory authorities; (2) acquire a company or factory with GMP qualification and submit the new drug application in the name of the acquired company to the Administrative Department for Veterinary Medicine of State Council (the “Administrative Department”); (3) pass an evaluation by the veterinary drug evaluation institution established by the Administrative Department and pass a sample quality retrial by a test institution established by the Administrative Department after the application is accepted; (4) acquire a Administrative Certificate of New Veterinary Drug from the Administrative Department compliant with its drug qualification standards; and (5) pass an evaluation of manufacturing requirements by the Administrative Department and procure a Veterinary Drug Manufacturing License.

Basis of Presentation - The consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, and are presented in accordance with generally accepted accounting principles in the United States. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements are unaudited and do not include all information or notes necessary for a complete presentation of financial condition, results of operations and cash flows.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include bad debt provision, depreciation and amortization, fair value of warrant and beneficial conversion feature of convertible bonds.

Country Risk - As the Company’s principal operations are conducted in China, the Company is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in China. The Company’s results of operations may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all of the Company’s transactions undertaken in China are denominated in Renminbi (“RMB”), which must be converted into other currencies before remittance out of China may be considered. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the Chinese government.

Credit Risk - The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when amounts are not considered fully collectable. According to the Company’s credit policy, the Company generally provides 100% bad debt provision for the amounts outstanding over 365 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice in the China region.

As of June 30, 2006, there was $790,479 in accounts receivable over 365 days old. However, we have established repayment schedules with certain major customers in April 2006 to extend their credit periods. These customers are currently making repayments on schedule. Subsequent to balance sheet date as at June, 30, 2006 amount of RMB 3,000,000 (approximately $375,000) was collected against those receivables. Though we have no conclusive indication of insolvency from any of our customers, for the sake of prudence, we accrued a bad debt allowance of $86,041, which represents the total outstanding accounts receivables over 365 days old apart from those covered in the repayment schedules which have been in effect since April 2006.

The management of the Company expects that the remaining uncollected balance of those receivables can be collected according to agreed repayment schedule.

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $1,201,926 and $187,570 during the six months ended June 30, 2006 and 2005, respectively, and our total liabilities exceeded our assets by $149,875 and $564,993 at June 30, 2006 and December 31, 2005, respectively. Included in net loss were non-cash expenses of $615,764 and $87,880 for the six months ended June 30, 2006 and 2005. Although the Company has recently closed a financing of 6% convertible notes (see Note 11, below), it is likely that the available resources are insufficient to allow the Company to execute its business plan and it will be necessary to procure further sources of capital to sustain the Company’s operations. These factors create substantial doubt about our ability to continue as a going concern.

The Company’s registered independent public accountants, in their independent auditors’ reports on the consolidated financial statements as of and for the year ended December 31, 2005 and 2004 contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, have included an explanatory paragraph in their opinion indicating that there is substantial doubt about our ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition - The Company recognizes sales in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”. Sales represent the invoiced value of goods, net of value added tax (“VAT”), supplied to customers, and is recognized upon delivery of goods and passage of title.

All of the Company’s sales made in China are subject to the Chinese value-added tax at rates ranging from 13% to 17% (“output VAT”). Such output VAT is payable after offsetting VAT paid by the Company on purchases (“input VAT”).

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of June 30, 2006, potentially dilutive securities aggregated 20,712,016 shares of common stock.

Advertising - The Company charges all advertising costs to expense as incurred.

Research and development - Research and development costs are charged to expense as incurred.

Cash and Cash Equivalents - Highly liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Financial Instruments and Fair Value - The Company accounts for financial instruments under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative financial instruments be recognized in the consolidated financial statements and maintained at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

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

Construction in progress represents factory and office buildings under construction. The Company capitalizes interest during the construction phase of qualifying assets in accordance with SFAS No. 34, “Capitalization of Interest Cost”. No interest was capitalized during six months ended June 30, 2006 and 2005 as the construction in progress was minimal.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The Company has determined that there was no impairment of long-lived assets at June 30, 2006.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

Operating Leases - Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

Foreign Currency Translation - The functional currency of the Company is RMB of China, which is the primary medium of exchange where Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa-SD”) operate. The Company reports its financial results in United States dollars (“U.S. dollars” or “US$”).

Translations of amounts from RMB into U.S. dollars were at approximately US$ 1.00 = RMB 8.28 for all periods prior to July 21, 2005. Due to the stability of the RMB during the periods covered by the consolidated financial statements prior to July 21, 2005, no material exchange differences exist during the aforesaid period. On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-US$ exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$ 1.00 = RMB 8.00. The Company translates Kiwa-SD’s assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date (on June 30, 2006, the prevailing exchange rate of the U.S. dollar against the RMB was 7.9956), and the statement of operations is translated at the average rates over the relevant reporting period. Equity items are translated at historical rates. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of operations and comprehensive income.
Comprehensive (Loss) Income - The Company has adopted the SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Stock Issued for Compensation and Financing - As of December 15, 2005, SFAS No. 123R, “Share-Based Payment”, superseded SFAS No. 123 and APB No. 25, and began with the first interim or annual period after December 15, 2005. Under SFAS No. 123R, compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black-Scholes method. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. The compensation cost is amortized straight-line over the vesting period.

Prior to December 31, 2005, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

Reclassification from Prior Year Financial Statements - Certain prior year comparative figures have been reclassified to conform to the current year presentation.

2.  Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123-R, “Share Based Payments”, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. The cost will be measured based on the estimate fair value of the equity or liability instruments issued. SFAS 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

Also, in December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. The amendments made by SFAS No. 153 are based on the principle that the exchange of nonmonetary assets should be measured using the estimated fair market value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets do not have commercial substance. A nonmonetary exchange has “commercial substance” if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for monetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes”, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the consolidated financial statements of the Company.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes the adoption of this statement does not have an immediate material impact on the consolidated financial statements of the Company.

The adoption of EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” in the first quarter of 2005 did not have a material impact on the Company’s results of operations and financial condition.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance shall be applied upon initial adoption of SFAS 123R. The Company does not expect the adoption of the FSP will have a material impact on its consolidated results of operations and financial condition.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. An entity must follow either the transition guidance for the APIC pool in SFAS 123R or the alternative transition method described in the FSP. The alternative method comprises a computational component that establishes a beginning balance of the APIC pool and a simplified method to determine the subsequent impact on the APIC pool of awards that are fully vested and outstanding upon the adoption of SFAS 123R. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123R should be determined in accordance with the guidance in that statement. The FSP was effective November 10, 2005. As described in the FSP, an entity will be permitted to take up to one year to determine its transition alternatives to make its one-time election. The Company does not expect the adoption of the FSP will have a material impact on its consolidated results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity (“SPE”) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated results of operations and financial condition.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS 156 is expected to have no material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.  Inventories

Inventories consisted of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(Unaudited)
Raw materials	$419,774	$417,237
Finished goods	68,063	78,360
Total	$487,837	$495,597

4. Property, Plant and Equipment

The total gross amount of property, plant and equipment was $1,645,064 and $1,629,857 as of June 30, 2006 and December 31, 2005, respectively. The increase of $15,207 is due to the appreciation of RMB. All of our property, plant and equipment is located in China and recorded in RMB.
Depreciation expense was approximately $55,936 and $38,947 for six months ended June 30, 2006 and 2005, respectively.

All of our property, plant and equipment have been used as collateral to secure performance of our 6% long-term convertible notes issued pursuant to a securities purchase agreement dated June 29, 2006 (See Note 11 to the Condensed Consolidated Financial Statements in Item 1). They had also been used as collateral for three convertible promissory notes in May and June of 2005 (See Note 9 to the Condensed Consolidated Financial Statements in Item 1). The holders of these notes have agreed to subordinate their security interests to the security interests of the holders of our 6% long-term convertible notes.

5.  Intangible Asset

The Company’s intangible asset as of June 30, 2006 consisted of the following:

	Expected Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Asset, Net
Patent	8.5 years	$480,411	$95,247	$385,164

The following table presents future expected amortization expense related to the patent:

Amount
2006	$29,252
2007	58,505
2008	58,505
2009	58,505
2010	58,505
Thereafter	121,892
$385,164

This patent has been used as collateral to secure our performance of our 6% long-term convertible notes issued pursuant to a securities purchase agreement dated June 29, 2006 (See Note 11 to the Condensed Consolidated Financial Statements in Item 1). The patent had also been used as collateral for three convertible promissory notes in May and June of 2005 (See Note 9 to the Condensed Consolidated Financial Statements in Item 1). The holders of these notes have agreed to subordinate their security interest to that of the holders of our 6% long-term convertible notes.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(Unaudited)
Consulting and professional payables	$533,246	$411,360
Payables to material suppliers	197,602	211,903
Interest payable	126,452	106,880
Salary payable	158,542	92,557
Insurance payable	86,198	81,553
Office rental payable	70,011	39,007
Payables to equipment suppliers	14,804	13,761
Others	80,632	43,456
Total	$1,267,487	$1,000,477

7.  Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of our bio-fertilizer facility in Shandong.

8.  Related Party Transactions

Amounts due to related parties consisted of the following as of June 30, 2006 and December 31, 2005:

	Notes	June 30, 2006	December 31, 2005
		(Unaudited)
Mr. Wei Li (“Mr. Li”)	(i)	$60,446	$191,861
China Star Investment Management Co. Ltd. (“China Star”)	(ii)	49,572	263,165
Unamortized fair value of warrants issued to China Star		(2,176)	(833)
Total		$107,842	$454,193

(i) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company. The balance due to Mr. Li primarily consists of a loan and operating expenses that Mr. Li paid on behalf of the Company.

In December 2004, we entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is $1,876 and $1,871 and the Company made no payments of rental expenses for the six months ended June 30, 2006 and 2005 respectively.

On May 23, 2005, the Company entered into a loan agreement with Mr. Li for various advances amounting in aggregate to $156,685. The advances were unsecured and bore interest at 12% per annum, and were initially due 180 days from the date of draw down. The Company has also granted 783,423 shares of detachable warrants to Mr. Li.

During the first half of 2006, Mr. Li advanced an additional $11,648 to the Company, and repaid $143,063 to him in June 2006. As of June 30, 2006, the remaining balance due to Mr. Li was $60,446; the due date has been extended to September 30, 2006.

Mr. Li also executed without any compensation from the Company a guarantee of repayment of the 10% Loan and the 12% Loans (described in Note 9 to the Condensed Consolidated Financial Statements in Item 1 and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 2). In 2005, the 10% Loan was repaid in full and retired. As of June 30, 2006, the 12% Loans had an outstanding balance of $320,000. On August 7, 2006, $100,000 and accrued interest of $13,710 of the 12% Loans were converted into 773,537 shares of our common stock, leaving the remaining principal balance of the 12% Loans at $220,000.

In addition, Mr. Li has pledged without any compensation from the Company all of his common stock of the Company as collateral security for the Company’s obligations under the 6% secured convertible notes in the aggregate principal amount of $2,450,000 and the warrants to purchase 12,250,000 shares of the Company’s common stock (described in Note 11 to the Condensed Consolidated Financial Statements).

(ii) China Star

China Star is a company which is 28% owned by Mr. Li. Mr. Yun long Zhang, one of our directors, is also General Manager of China Star and is responsible for its daily operations.

In 2005, the Company entered into three advance agreements with China Star for combined advances of $199,514. The advances were unsecured, bore interest at 12% per annum and were initially due in 180 days from the date of draw down. In conjunction with the advance agreements the Company has granted detachable warrants to China Star to purchase an aggregate of 997,571 shares of common stock.

The balance due to China Star was $49,572 and $263,165 as June 30, 2006 and December 31, 2005, respectively. In the first half of 2006, China Star advanced an additional $63,985 to the Company and the Company had repaid $277,578 to China Star.

On March 31, 2006, the Company entered into an advance agreement with China Star for advances of $38,655. The advances were drawn down in stages over the first quarter of 2006. The advances were unsecured, bore interest at 12% per annum and were initially due 180 days from the date of draw down. The Company has also granted detachable warrants to China Star to purchase an aggregate of 193,276 additional shares of common stock. During the second quarter of 2006, China Star has advanced an additional $25,529 to the Company. As of June 30, 2006, and the outstanding balance due to China Star was $49,572. The due date has been extended to September 30, 2006. In issuing the warrants, the Company relied on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act for its exemption from the registration requirements of the Securities Act.

Each warrant attached to the advances entitles China Star to subscribe for one share of common stock of the Company at an exercise price equal to the closing quote of the Company’s shares on the date of draw down. The warrants expire two years from the date of issue. None of the detachable warrants were exercised as of June 30, 2006. The fair value of the detachable warrants at the time of their issuance was determined pursuant to the Black-Scholes option pricing model.

The Company previously rented an office in the United States under a commercial lease agreement with China Star with an aggregate monthly lease payment of approximately $2,560. The lease expired in June 2005 and was replaced by another operating lease with a third party. Pursuant to the lease agreement, rent expense for the six and three months ended June 30, 2005 was $15,360 and $7,680, respectively.

9.  Convertible Notes Payable

The balance of convertible notes payable as of June 30, 2006 and December 31, 2005 was $320,000 and $407,135 respectively.

12% Loans

On May 30, 2005 and June 16, 2005, the Company entered into three convertible promissory note agreements for the aggregate of $320,000 with interest at 12% per annum (the “12% Loans”), and issued 1,600,000 detachable warrants. The lenders are unrelated parties located in the United States. The 12% Loans are initially due in three months from the date of draw down, but the final maturity dates were extended for another three months. The 12% Loans are secured by the property, plant and equipment and other assets of the Company and its subsidiary in China, lenders have agreed to subordinate to the security interest of the holders of the 6% Notes. The 12% Loans are subordinate to bank debt. The Mr. Li has provided personal guarantees for the 12% Loans. As part of the loan terms, the lenders have the right to convert the 12% Loans into shares of the Company’s common stock at any time prior to maturity. The conversion price is based on 75% of the closing quote of the Company’s common stock on the date of conversion. However, the Company has the right in its sole discretion to redeem the 12% Loans in whole or in part for 125% of the face amount plus unpaid accrued interest.

The Company did not pay the 12% Loans by the extended maturity date. As of June 30, 2006 and December 31, 2005, the balance of the 12% Loans was $320,000 and $320,000, respectively. On August 7, 2006, the principal of $100,000 and accrued interest of $13,710 of the 12% Loans were converted into 773,537 shares of our common stock, leaving the remaining principal balance of the 12% Loans at $220,000. The Company is now negotiating with the other lenders to defer the payment date. The Company has not received from the lenders any notice of default or demand for immediate payment.

Each warrant attached to the 12% Loans entitles the holder to subscribe for one share of common stock of the Company at an exercise price equal to the closing quote of the Company’s shares on the date of draw down, which ranged from $0.018 to $0.023 per share. The warrants expire two years from the date of issue. None of the detachable warrants were exercised as of June 30, 2006. The fair value of the detachable warrants at the time of their issuance was determined to be $21,700, calculated pursuant to the Black-Scholes option pricing model.

The fair value of the beneficial conversion feature of the 12% Loans was determined to be $106,666, based on a formula that takes the lower of outstanding loan principal and the difference between the conversion price and the fair market value of the Company’s common stock. The fair value of $106,666 was recorded as a reduction to convertible notes payable and charged to operations as interest expense.

In connection with the 12% Loans, the Company recorded deferred debt issuance costs of $16,000, consisting of the direct costs incurred for the issuance of the convertible loan. Debt issuance costs were amortized on the straight-line method over the term of the 12% Loans, with the amounts amortized being recognized as interest expense.

Promissory Note with Cornell Capital Partners, LP

On January 4, 2005, as amended by letter agreements dated March 21, 2005 and April 5, 2005, the Company issued a promissory note (the “Cornell Note”) in the original principal amount of $400,000 to Cornell Capital Partners, LP (“Cornell Capital”), and received an advance of $400,000 (before deduction of expenses and fees). The Cornell Note bore interest at a rate of 10% per annum and had a term of 290 days.

In 2005, the Company issued an aggregate of 18,362,219 shares of common stock with repayment of $312,865 to Cornell Capital, pursuant to the Standby Equity Distribution Agreement dated as of July 6, 2004. The balance of principal due on the Cornell Note as of December 31, 2005 was $87,135.

On March 31, 2006, the Company settled the Cornell Note with a payment of $110,176, constituting all outstanding principal $87,135 and accrued interest on the Cornell Note, and signed a Termination Agreement with Cornell Capital, pursuant to which the Company terminated all the agreements with Cornell Capital, including the Standby Equity Distribution Agreement dated July 6, 2004.

10% Loan

On September 23, 2004, the Company entered into a convertible loan agreement for $350,000 with interest at 10% per annum (the “10% Loan”), and issued 1,050,000 detachable warrants. Mr. Wei Li, the Company’s Chief Executive Officer, also executed a guarantee of repayment of the loan which is secured by shares of the Company’s common stock that he owns. Prior to June 8, 2005, the Company made payments to the lender in the amount of $359,991, which included a penalty interest payment and was released from all liability under the 10% Loan.

Each warrant attached to the 10% Loan entitles the holder to subscribe for one share of common stock of the Company at an exercise price of $0.20 per share through September 23, 2007. None of the detachable warrants were exercised as of June 30, 2006. The fair value of the detachable warrants at the time of their issuance was determined to be $82,559, and was fully amortized as interest expense.

10.  Unsecured loans payable

The balance of unsecured loans payable as of June 30, 2006 and December 31, 2005 was $1,438,291 and $1,424,996, respectively. The difference of $13,295 was caused by the different exchange rates prevailing at the two dates. Unsecured loans payable consisted of the following at June 30, 2006 and December 31, 2005:

	Notes	June 30, 2006	December 31, 2005
		(Unaudited)
Unsecured loan payable to Zoucheng Municipal
Government, non-interest bearing, becoming due within three years from Kiwa-SD’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	(i)	$1,125,619	$1,115,214
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa-SD’s first profitable year, interest has not been imputed due to the undeterminable repayment date		312,672	309,782
Total		$1,438,291	$1,424,996

Note: (i)	The unsecured loan payable consists of amounts borrowed under a project agreement with Zoucheng Municipal Government whereby the Company is allowed to borrow up to $1.2 million.

According to the project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of $62,500 per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of June 30, 2006, the Company invested approximately $1.4 million for the project. Management believes that neither the Company nor management will be liable for compensation or penalty if such commitment is not fulfilled.

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

11.  Long-term convertible notes payable

On June 29, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with six institutional investors (collectively, the “Purchasers”) for the issuance and sale of (1) 6% secured convertible notes, due three years from the date of issue, in the aggregate principal amount of $2,450,000 (the “6% Notes”), convertible into shares of the Company’s common stock, and (2) warrants (the “Warrants”) to purchase 12,250,000 shares of the Company’s common stock.

In conjunction with the sale and issuance of the 6% Notes, the Company entered into a Registration Rights Agreement with the Purchasers pursuant to which the Company is required to file within 45 days a registration statement under the Securities Act covering the resale of the shares issued upon conversion of the 6% Notes. The Registration Rights Agreement imposes financial penalties if the Company does not timely complete the filing, or the registration statement is not declared effective within 120 days after being filed. The penalties are capped at 10% of the outstanding principal amount of the 6% Notes.

The closing for the sale of the 6% Notes is to occur in three stages. A first sale of 6% Notes with a principal amount of $857,500 closed on June 29, 2006. Additional 6% Notes with a principal amount of $735,000 are to be issued and sold within two days of the filing of the registration statement, and additional 6% Notes with a principal amount of $857,500 are to be issued and sold within two days of the registration statement being declared effective. As of June 30, 2006, the Company has received $700,000 from the first sales of the 6% Notes. The remaining $157,500 was recorded as note receivable and subsequently received in July 2006.

The conversion price of the 6% Notes is based on an average of the trading price of the Company’s common stock on the OTC Bulletin Board. The conversion price is discounted 50% before the registration statement is filed, 45% after it is filed if filed before the 45-day deadline, and 40% if the registration statement becomes effective before the 120-day deadline. The conversion price is also adjusted for certain subsequent issuances of any equity securities of the Company at prices below the conversion price then in effect. The 6% Notes contain a volume limitation that prohibits the holder from converting further 6% Notes if by doing so would cause the holder and its affiliates to hold more than 4.99% of the Company’s outstanding common stock. In addition, the holder agrees that it will not convert more than $120,000 principal amount of 6% Notes per calendar month.

The exercise price of the Warrants is $0.45 per share, subject to anti-dilution adjustments pursuant to a broad-based weighted average formula for subsequent issues of equity securities by the Company below the trading price of the shares. The Purchase Agreement requires the Company to maintain a reserve of authorized common stock equal to 110% of the number of shares issuable upon full conversion of the 6% Notes and exercise of the Warrants. The Purchase Agreement imposes financial penalties in cash (equal to 2% of the number of shares that the Purchaser is entitled to multiplied by the market price for each day) if the authorized number of shares of common stock is insufficient to satisfy the reserve requirements. The 6% Notes and the Warrants also impose financial penalties on the Company if it fails to timely deliver common stock upon conversion of the 6% Notes and exercise of the Warrants, respectively.

To enable reservation of a sufficient amount of authorized shares that may be issued pursuant to conversion of the 6% Notes and exercise of the Warrants, the Company must amend its Certificate of Incorporation to increase the number of authorized shares of common stock. The Purchase Agreement requires the Company to file with the SEC a proxy statement to solicit shareholder approval to increase the number of authorized shares of common stock no later than August 1, 2006, and to use its best efforts to obtain shareholder approval by November 1, 2006. The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per months plus accrued and unpaid interest on the Notes, prorated for partial months.) if it breaches this or other affirmative covenants in the Purchase Agreement.

The 6% Notes require the Company to procure the Purchaser’s consent to take certain actions including to pay dividends, repurchasing stock, incur debt, guaranty obligations, merge or restructuring the Company, or selling significant assets.

The Company’s obligations under the 6% Notes and the Warrants are secured by a first priority security interest in the Company’s intellectual property pursuant to an Intellectual Property Security Agreement with the Purchasers, and by a first priority security interest in all of the Company’s other assets pursuant to a Security Agreement with the Purchasers. In addition, the Company’s Chief Executive Officer has pledged all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes and the Warrants.

The Purchasers are accredited investors as defined under the Securities Act and the 6% Notes and the Warrants and the underlying common stock upon conversion and exercise will be issued without registration under the Securities Act in reliance on the exemption provided by Rule 506 under Regulation D under the Securities Act.

The fair value of the Warrants underlying the first sale of the 6% Notes (amounting to 12,250,000 shares) at the time of their issuance was determined to be $545,477, calculated pursuant to the Black-Scholes option pricing model. The fair value of the beneficial conversion feature of the 6% Notes was determined to be $312,023. The fair value of $857,500 was recorded as a reduction to 6% Notes payable. Pursuant to EITF98-5, the discount assigned to the convertible instrument should be amortized over the period to the security’s earliest conversion date. The warrants are exercisable immediately, and the fair value of the warrants was charged in full to operations as interest expense at the grant date. According to the Purchase Agreement, the conversion may commence 90 days from closing; therefore the discount on the beneficial conversion feature will be amortized to operations as interest expense over 90 days.

The Purchasers of the 6% Notes and Warrants were procured with the assistance of an investment bank pursuant to an engagement letter agreement with the Company. Pursuant to the engagement, the investment bank is entitled to a cash fee equal to 8% of the aggregate proceeds raised in the financing and to warrants in the quantity equal to 8% of the securities issued in the financing. The Company recorded the cash fee and other direct costs incurred for the issuance of the convertible loan in aggregate of $30,000 as deferred debt issuance costs. Debt issuance costs were amortized on the straight-line method over the term of the 6% Notes, with the amounts amortized being recognized as interest expense.

The warrants issued to the investment bank in connection with the first sale of 6% Notes (amounting to 343,000 shares) are exercisable for three years and will have an exercise price equal to $0.475 per share. The fair value of these warrants at the time of their issuance was determined to be $93,301, calculated pursuant to the Black-Scholes option pricing mode.

12.  Equity-Based Transactions

(a)	Authorized share capital

The Company’s authorized capital consists of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. At the Company’s 2006 annual meeting, scheduled for September 12, 2006, an amendment to the Company’s Certificate of Incorporation will be submitted to the Company’s stockholders for approval to that would increase the number of shares of authorized common stock to 200,000,000.

(b)	Issued and outstanding share capital

As of June 30, 2006 and December 31, 2005, the Company had 64,235,930 and 59,235,930 shares of common stock issued and outstanding, respectively. From January 1, 2005 to June 30, 2006, the Company has engaged in the following equity-based transactions:

On January 4, 2005, the Company issued the Cornell Note in the original principal amount of $400,000 to Cornell Capital, and received an advance of $400,000. In the first nine months of 2005, the Company issued an aggregate of 18,362,219 shares of common stock (released from escrow in 32 separate transactions), with repayment of $312,865 of the Cornell Note. The balance due on the Cornell Note as of December 31, 2005 was $87,135. On March 31, 2006, the Company paid all outstanding principal and interest on the Cornell Note ($110,176) and terminated the Standby Equity Distribution Agreement. See Note 9 regarding the Cornell Note and the Termination Agreement.

On March 10, 2006, the Company entered into a stock purchase agreement (“Stock Purchase Agreement”) with two Chinese citizens, pursuant to which the Company agreed to issue 5,000,000 shares of our common stock in exchange for RMB 6,000,000 at RMB1.20 per share (On March 10, 2006 the US$-RMB exchange rate as published by the State Administration of Foreign Exchange of the PRC was $1.00 US$ per RMB8.0492). In issuing the stock, the Company relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act for its exemption from the registration requirements of the Securities Act. No underwriters or brokers were used in the transaction and no underwriting or broker fees were paid. The purchaser was granted “piggy-back” registration rights in the event that the Company undertakes to register any of its shares after16 months from the date of the Stock Purchase Agreement. The registration rights expire four years from the effective date of the Stock Purchase Agreement. As of June 30, 2006, the Company has received the proceeds in full and issued 5,000,000 shares of common stock.

(c)	Option

On June 3, 2004, a majority of the Company’s stockholders approved the adoption of the Company’s 2004 Stock Incentive Plan (the “Plan”). Under the Plan, 1,047,907 shares of the Company’s common stock were reserved for the issuance of stock options and stock purchase rights, of which not more than 350,000 shares may be granted to any participant in any fiscal year. The Company’s Board of Directors has approved an amendment to the Plan to increase the number of shares reserved for options and other stock awards under it to 3,047,907, and to increase the limit on the number of shares that may be granted to any participant in a fiscal year to 500,000. The amendment will be effected if it is approved by the Company’s stockholders at its annual meeting, which has been scheduled for September 12, 2006. The proposed amendment is described in the Company’s preliminary proxy statement, which was filed with the SEC on July 28, 2006.

The options granted under the Plan will expire ten years from the date of grant. The options which are not issued to an officer, a director or a consultant will become exercisable at least as rapidly as 20% per year over the five-year period commencing on the date of grant. As of June 30, 2006, no stock options or stock purchase rights had been granted under the Plan.

13. Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments -The Company previously leased an office in Beijing under an operating lease that expired in April 2005 with an aggregate monthly lease payment of approximately $2,882. This operating lease was replaced by another operating lease expiring in March 2008 with an aggregate monthly lease payment of approximately $5,107. Rent expense under the operating leases for the six months ended June 30, 2006 and 2005 was $30,642 and $18,647, respectively.

The Company previously leased an office in the United States under a commercial lease agreement with China Star with an aggregate monthly lease payment of approximately $2,560. The lease expired in June 2005 and was replaced by another operating lease with a third party expiring in June 2008 with an aggregate monthly lease payment of approximately $1,000. Pursuant to the lease agreements, rent expense for the six months ended June 30, 2006 and 2005 was $6,000 and $15,360, respectively.

The Company leased an office in the United States under a commercial lease agreement with a third party expiring in June 2008 with an aggregate monthly lease payment of approximately $1,000.

Lease commitments under the foregoing lease agreements are as follows:

Fiscal year	Amount
Remaining 6months of 2006	$36,642
2007	73,284
2008	21,321
Total	$101,247

Technology acquisition-On May 8, 2006 the Company entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co. Ltd. (“JKB”). Pursuant to the Agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to the Company. Pursuant to the agreement the Company will pay JKB a transfer fee of RMB10 million (approximately $1.247 million), of which RMB 6 million will be paid in cash and RMB 4 million will be paid in stock. The cash portion will be paid in installments, the first RMB 3 million installment was set for May 23, 2006 initially, and both parties have agreed to extend it to August 31, 2006. Three other installments of RMB 1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB 4 million stock payment will be due 90 days after the AF-01technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu.

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China - According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of June 30, 2006, the Company invested approximately $1.4 million for the project. Management believes that neither the Company nor management will be liable for compensation or penalty if such commitment is not fulfilled (See Note 10 to the Condensed Consolidated Financial Statements in Item 1).

14.  Subsequent Events

On July 11, 2006, the Company and Tianjin Challenge Feed Co., Ltd. (“Challenge Feed”) completed the formation of Tianjin Kiwa Feed Co., Ltd. (“TKF”) to engage in the developing, manufacturing and marketing of bio-feedstuff. TKF is located in Tianjin, China and organized under the laws of the PRC. The annual production capacity of TKF is expected to be approximately 40,000 metric tons of concentrated and supportive feeds.

Pursuant to the joint venture agreement between the Company and Challenge Feed, the Company agreed to invest $480,000 in cash for 80% of the equity of TKF. For 20% of the equity of TKF, Challenge Feed agreed to invest machinery and equipment used in bio-feedstuff production lines with an agreed value of $120,000. Under the joint venture agreement, both of the Company and Challenge Feed are required to make their capital contributions within six months of the date when TKF receives its business license. As of July 31, 2006, the Company had contributed $150,000 of its committed capital to TKF.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview

Our business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China. The Company’s product initiatives can be divided into three primary categories - bio-fertilizers, and related products; biologically enhanced feed for livestock; and an animal flu disinfector delivered by aerosol. We intend to improve existing products and to develop new products. Our activities to date have included conducting research and development, acquiring and developing intellectual property, raising capital, developing a manufacturing facility, entering into strategic relationships, and marketing our products.

Bio-fertilizer. We have developed a number of bio-fertilizer and other products for plants and are developing more. Our first product, a photosynthetic bacteria based biological catalyst, was introduced in China’s agricultural market in November 2003. We had significant sales of this product in 2004 and the first half of 2005, but sales have been significantly reduced since then due to the temporary shutdown of our manufacturing facility. In the second half of 2005 we interrupted production at our manufacturing facility with the intention of upgrading it to produce a new, potentially lucrative series of bacillus bacteria based fertilizer. Unfortunately an anticipated financing in the second half of 2005 did not close which contributed to a shortage of working capital and prevented us from upgrading our facility as planned. Our sales volume in the second half of 2005 declined severely as a result of the temporarily closing of our manufacturing facility and the delay of the launching of the new bacillus fertilizer product as planned. In the first half of 2006, we have begun to increase our production levels, but the volume of production and sales remains low.

Our photosynthetic bacteria based fertilizers are protected by trade secret. Our bacillus bacteria based fertilizers are protected by patents. On April 12, 2004, we entered into an agreement with China Agricultural University to acquire patent Number ZL 93101635.5 entitled “Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing,” which was originally granted by the PRC Intellectual Property Bureau on July 12, 1996. There are no limitations under this agreement on our exclusive use of the patent. The patent covers six different species of bacillus which have been tested as bio-fertilizers to enhance yield and plant health. The production methods of the six species are also patented. The patent will expire on February 9, 2013.

We have obtained four Fertilizer Registration Certificates from the Chinese government - one covering our photosynthetic bacteria fertilizer, and three covering our bacillus bacteria fertilizer. Some of our products contain ingredients of both photosynthesis and bacillus bacteria.

Currently our manufacturing facility has the capability to produce leaf fertilizer (ZHIGUANGYOU, JINPENGJIABAO, PENDUOSHOU), additional fertilizer (YIMULING, CHAOFEIBAO, ZHIGUANGYOU) and ground fertilizer (ZHIGUANGYOU II). By now, due to the lack of our own bacillus production capability, we purchased semi-manufactured bacillus goods and reprocessed our products with other fertilizer components according to our particular fertilizer prescriptions. When we have sufficient resources, we plan is to upgrade our facility to 1,000 metric tons. These upgrades are expected to cost $300,000.

Livestock Feed. On July 11, 2006, we completed the formation of a joint venture with Tianjin Challenge Feed Co., Ltd. (“Challenge Feed”) to engage in the developing, manufacturing and marketing of biologically enhanced feed for livestock. The joint venture will be located in Tianjin, China and operated through Tianjin Kiwa Feed Co., Ltd. (“TKF”), a jointly-owned limited liability company organized under the laws of the PRC. Pursuant to a joint venture agreement we agreed to invest $480,000 in cash for 80% of the equity of TKF. For 20% equity of TKF, Challenge Feed agreed to invest machinery and equipment used in bio-feedstuff production lines with an agreed value of $120,000. Under the joint venture agreement, both we and Challenge Feed are required to make our capital contributions within six months of the date that TKF receives its business license. As of July 31, 2006, we had contributed $150,000 of our committed capital.

TKF’s total annual production capacity is expected to be approximately 40,000 metric tons of concentrated and supportive feeds and it is expected to produce sales starting in August 2006.

Avian Flu Disinfector. On May 8, 2006 we entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co., Ltd. (“JKB”). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-Viral Aerosol technology for veterinary medicine applications to the Company. The AF-01 aerosol technology is a broad-spectrum antiviral agent with potent inhibitory and/or viricidal effects on a variety of RNA viruses found in animals and fowls such as bird flu. We acquired the exclusive production right and other related rights to produce an anti-viral aerosol drug for use with animals. Our hope is to develop a commercialized product in the form of spray for applying in fowl houses and other animal holding facilities to prevent and cure virus-caused diseases.

We are now in the process of applying for a new animal medicine certification for the AF-01 technology. Before marketing this product, we will need to: (1) successfully complete a safety evaluation, pre-clinical study, pharmacological and toxicological test, clinical trial report, stability test report, environmental impact report and other obligatory experiments by statutory authorities; (2) acquire a company or factory with GMP qualification and submit the new drug application in the name of the acquired company to the Administrative Department for Veterinary Medicine of State Council (the “Administrative Department”); (3) pass an evaluation by the veterinary drug evaluation institution established by the Administrative Department and pass a sample quality retrial by a test institution established by the Administrative Department after the application is accepted; (4) acquire a certificate for a new veterinary drug from the administrative department compliant with its drug qualification standards; and (5) pass an evaluation of manufacturing requirements by the Administrative Department and procure a veterinary drug manufacturing license.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $1,201,926 and $187,570 during the six months ended June 30, 2006 and 2005, respectively, and our total liabilities exceeded our assets by $149,875 and $564,993 at June 30, 2006 and December 31, 2005, respectively. Included in out net loss were non-cash expenses of $615,764 and $87,880 for the six months ended June 30, 2006 and 2005. These factors create substantial doubt about our ability to continue as a going concern.

The Company’s registered independent public accountants, in their independent auditors’ reports on the consolidated financial statements as of and for the year ended December 31, 2005 and 2004, have included an explanatory paragraph in their opinion indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Although we recently closed a financing for the sale of $2,450,000 principal amount of convertible notes with warrants, $857,500 of which has been received and the balance of which is receivable when we file and have an effective registration statement relating to the shares (see Note 11 to Condensed Consolidated Financial Statements in Item 1), these funds are insufficient to execute our business plan and we expect that we will need to seek other sources of funding to sustain our operations.

Results of Operations for Three Months and Six Months Ended June 30, 2006 and 2005

NET SALES. Net sales were $13,351 and $607,611 for the three months ended June 30, 2006 and 2005 respectively, representing a 98% decrease. The primary cause of low sales in the second quarter of 2006 was the halt in operations at our manufacturing facility in the second half of 2005 to upgrade the facility to produce bacillus fertilizer. This upgrade was delayed due to the failure to obtain expected financing for it in the second half of 2005. We restarted production in the late first quarter of 2006 but volume has been low due to a shortage of working capital. In addition, sales in the first quarter of 2006 were low because the first quarter is a low season for products in China and net sales for the three months ended June 30, 2005 were mainly attributable to exports.

Net sales were $24,374 and $1,018,303 for the six months ended June 30, 2006 and 2005 respectively, representing a 98% decrease. The primary cause of low sales in the first half of 2006 was the halt in operations at our manufacturing facility in the second half of 2005 to upgrade the facility to produce bacillus fertilizer. This upgrade was delayed due to the failure to obtain expected financing for it in second half of 2005. We restarted production in the late first quarter of 2006 but volume has been low due to a shortage of working capital. In addition, sales in the first quarter of 2006 were low because the first quarter is a low season for products in China and most of the net sales for the six months ended June 30, 2005 were attributable to exports.

COST OF SALES. Costs of sales were $12,545 and $205,945 for the three months ended June 30, 2006 and 2005, respectively. The decrease of $193,400, or 94%, in cost of sales was primarily due to the reduction of sales volume.

Costs of sales were $19,955 and $280,918 for the six months ended June 30, 2006 and 2005, respectively. The decrease of $260,963, or 93%, in cost of sales was primarily due to the reduction of sales volume.

GROSS PROFIT (LOSS). Gross profit was $806 and $401,666 for the three months ended June 30, 2006 and 2005, representing a profit margin of 6% and 66% respectively. Gross profit was $4,419 for the six months ended June 30, 2006 representing a profit margin of 18%. Gross profit was $737,385 for the six months ended June 30, 2005, a profit margin of 72%.

The drop of the gross margin for the three months and six months ended June 30, 2006 was mainly attributable to fixed overhead while net sales were significantly decreased during the periods.

CONSULTING AND PROFESSIONAL FEES. Consulting and professional fees were $243,914 and $209,824 for the three months ended June 30, 2006 and 2005, respectively, representing an increase of $34,090 or 16%. The increase for the second quarter was mainly due to increase of legal and other fees relating to new financing activities. Consulting and professional fees were $288,314 and $346,397 for the six months ended June 30, 2006 and 2005, respectively, representing a decrease of $58,083 or 17%. The higher consulting and professional fees for the first half of 2005 were primarily attributable to consulting and professional fees paid to Cornell Capital in connection with the financing completed in January 2005.

OFFICERS’ COMPENSATION. Officers’ compensation increased by $92,470, or 556%, to $109,102 for the three months ended June 30, 2006, as compared to $16,632 for the three months ended June 30, 2005. Officers’ compensation increased by $90,088, or 361%, to $115,070 for the six months ended June 30, 2006, as compared to $24,982 for the three months ended June 30, 2005. The increase in both periods is primarily due to the two employment agreements with two key executives, commencing on January 1, 2006 (See Note 14 to the Condensed Consolidated Financial Statements in Item 1) and the fair value of shares as compensation to an employee charged to expenses in the second quarter of 2006. Moreover, one of these two key executives, Mr. Wei Li, did not earn any compensation during the same periods of 2005.

GENERAL AND ADMINISTRATIVE. General and administrative expense was $99,261 for the three months ended June 30, 2006, as compared to $114,334 for the same period of 2005, a decrease of $15,073, or 13%. General and administrative expense was $171,483 for the six months ended June 30, 2006, as compared to $362,134 for the same period of 2005, a decrease of $190,651, or 53%. The decrease was primarily due to reduction in our operations and staff of the Company for the three months and six months ended June 30, 2006, as compared to the same periods of 2005.

General and administrative expenses mainly include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.

RESEARCH AND DEVELOPMENT. Research and development expense increased $7,318, or 640%, to $8,461 for the three months ended June 30, 2006, as compared to $1,143 for the three months ended June 30, 2005. The increase is mainly due to the increased field testing for our new products and the increased depreciation on the research equipment purchased in the fourth quarter of 2005.

Research and development expense increased $7,939, or 94%, to $16,362 for the six months ended June 30, 2006, as compared to $8,423 for the six months ended June 30, 2005. The increase is mainly due to depreciation of new research equipment purchased in the fourth quarter of 2005.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, excluding depreciation and amortization included in cost of sales, increased $15,375, or 71%, to $37,069 for the three months ended June 30, 2006, as compared to $21,694 for the three months ended June 30, 2005. This increase is mainly the result of partial depreciation of our facilities recognized as current-period charges because of abnormal lower-volume production for the three months ended June 30, 2006.

Depreciation and amortization, excluding depreciation and amortization included in cost of sales, increased $19,043, or 37%, to $70,232 for the six months ended June 30, 2006, as compared to $51,189 for the six months ended June 30, 2005. This increase is mainly the result of an adjustment related to the amortization of the patent for fiscal 2004, which was adjusted in the first quarter of 2005, and partial depreciation of our facilities recognized as current-period charges because of abnormal lower-volume production for the six months ended June 30, 2006.

CHANGES IN FAIR VALUE OF WARRANTS: Changes in fair value of warrants of $53,652 for the six months ended June 30, 2006 is the result of certain warrants with cashless exercise feature accounted in accordance with SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities”.

INTEREST EXPENSE, NET. Interest expense increased $507,290, or 759%, to $574,132 for the three months ended June 30, 2006, as compared to interest expense of $66,842 for the three months ended June 30, 2005. Interest expense increased $464,290, or 346%, to $598,536 for the six months ended June 30, 2006, as compared to interest expense of $134,246 for the six months ended June 30, 2005. The increase in both periods is due to the amortization of fair value of warrants and beneficial conversion feature of convertible notes in the second quarter of 2006.

COMPREHENSIVE INCOME (LOSS). Comprehensive loss increased by $981,540, or 3720%, to $1,007,927 for the three months ended June 30, 2006, as compared to $26,387 for the comparable period of 2005. Comprehensive loss increased by $998,159, or 532%, to $1,185,729 for the six months ended June 30, 2006, as compared to $187,570 for the comparable period of 2005.

The reasons for the increase in comprehensive loss in both periods as compared to the comparable periods in 2005 primarily include: (1) gross profit decreased by $400,860 and 732,966, respectively; (2) operating expenses increased by $134,181 and decreased by $131,664, respectively; (3) Interest increased by $507,290 and 464,290, respectively; (4) there was a currency translation adjustment of $9,556 and $16,197 for the three months and six months ended June 30, 2006, respectively, when there was not any such adjustment for the comparable periods of 2005.

NET INCOME (LOSS) PER COMMON SHARE. Net loss per common share for the three months ended June 30, 2006 was $0.016 compared to $0.001 for the same period of the prior year. Net loss per common share for the six months ended June 30, 2006 was $0.020 compared to $0.004 for the same period of the prior year.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the our operations and the execution of our business plan. During the six months ended June 30, 2006, we raised $75,633 in debt financing from two related parties, $745,416 for the issuance of 5,000,000 shares of common stock under a stock purchase agreement dated as of March 10, 2006, and $700,000 for the first payments in respect of the issuance of 6% secured convertible notes of which the total commitment $2,450,000 (see further discussion of 6% convertible note transaction below and at Note 11 to the Condensed Consolidated Financial Statements in Item 1). These funds are most likely insufficient to execute our business plan and we expect that we will need to seek other sources of funding to sustain our operations.

Our total liabilities exceed our total assets and we continue to suffer losses. In the second half of 2005 we interrupted production at our manufacturing facility with the intention of upgrading the facility to produce a new, potentially lucrative series of bacillus fertilizer. Unfortunately an anticipated financing in the second half of 2005 did not close which contributed to a shortage of working capital and prevented us from upgrading our facility as planned. Our sales volume in the second half of 2005 and the first half of 2006 suffered severely as a result of the temporary closing of our manufacturing facility and the delay of the launching of the new bacillus fertilizer product as planned. In the first half of 2006, although we have begun to increase our production levels, but the volume of production and sales remains low.

In the next six months, we expect to apply the proceeds from the sale of our 6% secured convertible notes as follows: approximately $550,000 of the offering will be used or will be to satisfy fees and expenses of the offering, and to satisfy accounts payable to service providers, approximately $400,000 will be applied to our bio-fertilizer project (research, development and sale of bio-fertilizers), $480,000 is committed to our Kiwa Tianjin livestock feed joint venture, and approximately $1,020,000 will be applied to our AF-01 anti-viral aerosol agent project (research, development and sale of anti-viral aerosol agents).

We qualified for non-interest bearing loans under a Chinese government-sponsored program to encourage economic development in certain industries and locations in China. As of June 30, 2006, we had obtained non-interest bearing loans from the Chinese local government of approximately $1,500,000, of which the last payment was received in the first half of 2005 and $1,438,291 is currently outstanding. We are required to begin repayment of the outstanding balance of the loans in the first year after our Chinese subsidiary reaches an accumulative profit position. The entire balance is to be fully repaid within three years thereafter.

In November 2002 and June 2003, we borrowed money from a local bank in Beijing to finance two automobile purchases. The borrowing was in the form of two loans for $38,663 and $25,498, with interest rates of 5.32% and 5.02% per annum, respectively. The maturity dates are October 2007 and March 2008, respectively. As of June 30, 2006, the combined outstanding balance of these loans was $20,967.

On September 23, 2004, the Company entered into a convertible loan agreement for $350,000 with interest at 10% per annum. Prior to June 8, 2005, the Company made payments to the lender in the amount of $359,991, which included a penalty interest payment, and the Company was release from all liability (See Note 9 to the Condensed Consolidated Financial Statements in Item 1).

On January 4, 2005, the Company issued a promissory note in the original principal amount of $400,000 to Cornell Capital, and received an advance of $400,000. The Cornell Note bore interest at a rate of 10% per annum and had a term of 290 days. In 2005, the Company issued an aggregate of 18,362,219 shares of common stock and repaid $312,865 of the Cornell Note principal. On March 31, 2006, the Company settled the Cornell Note with a payment of $110,176, constituting the outstanding principal amount of $87,135 and accrued interest on the Cornell Note (See Note 9 to the Condensed Consolidated Financial Statements in Item 1).

On May 30, 2005 and June 16, 2005, the Company entered into three convertible promissory note agreements in the aggregate amount of $320,000 with interest at 12% per annum, and issued 1,600,000 detachable warrants. The 12% Loans were initially due in three months from date of draw down, but the final maturity dates were extended for another three months. The Company did not pay the 12% Loans by the extended maturity date. We are now in negotiations with the lenders to extend the payment date. We have not received from the lenders any notice of default or demand for immediate payment. (See Note 9 to the Condensed Consolidated Financial Statements in Item 1).

We borrowed $488,501 and $75,663 from two related parties respectively for the fiscal year 2005 and the first half of 2006, and also repaid $163, 741 and $420,641 to these two related parties respectively for the same periods. As of June 30, 2006, the outstanding balance due to these two related parties is $107,842 (See Note 8 to the Condensed Consolidated Financial Statements in Item 1).

On March 10, 2006, we entered into a stock purchase agreement with two Chinese investors to issue 5,000,000 shares of our common stock in a private placement for RMB 6,000,0000 (approximately $750,000). As of June 30, 2006, we had received the proceeds in full and issued the 5,000,000 shares of stock to the investors.

On June 29, 2006, we entered into a securities purchase agreement with six institutional investors for the issuance and sale of 6% secured convertible notes (“6% Notes”) in the aggregate principal amount of $2,450,000. The 6% Notes are due in three years, are convertible into shares of the Company’s common stock, and were sold with attached warrants to purchase 12,250,000 shares of the Company’s common stock. The closing for the sale of the 6% Notes is to occur in three stages. A first sale of 6% Notes with a principal amount of $857,500 closed on June 29, 2006. The second closing of the sale of 6% Notes with a principal amount of $735,000 are to be issued and sold within two days of the filing of a registration statement covering the common stock issuable upon conversion of the notes, and additional6% Notes with a principal amount of $857,500 are to be issued and sold within two days of the registration statement being declared effective. As of June 30, 2006 and July 31, 2006, we had received $700,000 and $857,500, which represents 82% and 100% of the first closing of 6% Notes.

We do not expect these amounts to be sufficient to allow us to implement our business plan. During the second half of 2006, we may need to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in this regard. There can be no assurances that we will be able to obtain sufficient funds to allow us to continue operations and to develop our facilities and products as scheduled.

At June 30, 2006 and December 31, 2005, we had cash of $673,371 and $14,576, respectively. At June 30, 2006 and December 31, 2005, our net working capital (deficiency) was $(20,679) and $(1,006,983), respectively, reflecting current ratios of 0.99:1 and 0.55:1, respectively, as of such dates.

During the six months ended June 30, 2006, our operations utilized cash of $365,351 as compared with $113,245 provided by operations for the six months ended June 30, 2005.

During the six months ended June 30, 2006, no cash flow occurred from investing activities, as compared to $6,749 utilized for the purchase of equipment for the six months ended June 30, 2005.

During the six months ended June 30, 2006, we generated $1,006,699 from financing activities, consisting of the proceeds from issuance of common stock of $745,416, issuance of the Convertible Notes of $700,000 and several advances from related parties of $75,633, offset by the repayments of amounts due to related parties of $420,641, the Cornell Note of $87,135 and long-term borrowings of $6,574. During the six months ended June 30, 2005, we generated $534,507 from financing activities, consisting of the proceeds from the Cornell Note of $400,000, the 12% Loan of $320,000, advances from related parties of $251,529, and offset by the repayments of short-term loan of $50,000, the 10% Loan of $350,000, amounts due to related parties of $30,634 and long-term borrowings of $6,388.

In July 2006, we established the TKF joint venture discussed above, which requires our capital contribution of $480,000 in six months. As of July 31, the Company had contributed $150,000 of its required capital contribution.

If we can achieve the necessary financing, our plan is to continue to develop our manufacturing facility. As of June 30, 2006, we have invested approximately $1.4 million in the first phase of our manufacturing facility, including $1 million in buildings and $450,000 in equipment. We estimate that the total investment for the completion of the construction of our manufacturing facility for bacillus fertilizer, livestock feed and anti-viral aerosol agent products and the respective marketing and distribution costs will be approximately $5 million over an estimated two-year period.

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

Major Customers and Suppliers:

Three customers accounted for 20%, 12% and 10%, respectively, of our net sales for the three months ended June 30, 2006 and two other customers accounted for 52% and 47%, respectively, of our net sales for the three months ended June 30, 2005. Three customers accounted for 22%, 10% and 9%, respectively, of our net sales for the six months ended June 30, 2006 and 38%, 32% and 28%, respectively, of our net sales for the six months ended June 30, 2005.

Three suppliers accounted for 31%, 17% and 11%, of our purchases of raw materials for the three months ended June 30, 2006 and two suppliers accounted for 53% and 38%, respectively, of our purchases of raw materials for the three months ended June 30, 2005. Three suppliers accounted for 38%, 19% and 10%, respectively, of our purchases of raw materials for the six months ended June 30, 2006 and 48%, 34% and 6%, respectively, of our purchases of raw materials for the six months ended June 30, 2005. The raw materials used in our products are available from a variety of alternative sources.

Trends and Uncertainties in Regulation and Government Policy in China

AGRICULTURAL POLICY CHANGES IN CHINA

Economic growth in China has averaged 9½ percent over the past two decades and seems likely to continue at that pace for some time. However China now faces an imbalance between urban and rural environments as well as the manufacturing and agricultural industries. Since 2004, the Chinese central government has adopted a series of effective policies to promote the development of agriculture. On February 10, 2004, the Chinese central government issued a new policy to correct the imbalance by offering favorable taxation of agricultural products. On December 29, 2005, the Standing Committee of the National People’s Congress decided to abolish the agricultural tax starting January 1, 2006. The abolition of the agricultural tax would tend to increase incomes of farmers and ease their financial burdens. Three was a series of policies adopted by the State Council on February 9, 2006 that are favorable to agriculture including (1) Decision of the State Council on Implementing the Interim Regulation on Promoting the Adjustment of Industrial Structure promulgated by the State Council on December 7, 2005, (2) Guiding Catalogue for the Adjustment of Industrial Structure issued by the State Council, the National Development and Reform Commission on December 7, 2005, and (3) Outline of National Medium and Long-Term Plans for Science & Technology Development (2006-2020). We believe we will benefit from these favorable policies as farmers can be expected to retain more of their income and will most likely spend some of that income on our products, resulting in greater sales. In addition, we anticipate receiving additional governmental support in marketing our products to farmers due to additional procedural changes included with the new policy.

GENERAL FISCAL AND MONETARY POLICY CHANGES IN CHINA

The volatility in the inflation rate in China in the past decade (almost eight times that in the United States and four times that in Western Europe) suggests that China’s domestic monetary policy has not always been successful in maintaining low and stable inflation. In recent years, China has been adopting restricted or prudent fiscal and monetary policies to fight potential inflation. However, the agricultural area has been one of a few industries which are expected to continue to enjoy expansionary policy. We have previously benefited from these policies, as evidenced by our receipt of non-interest bearing loans of over $1.5 million from the Chinese government so far. As the government further increases investment in the agricultural area, we believe that similar loans or other favorable financing programs will be made available to us in the future, which we anticipate will assist us with managing liquidity and capital resources during our growth period. However, if these financing programs are not made available in the future, we may have to borrow on terms which are less favorable to us, or we may not be able to borrow additional funds at all on terms which are acceptable.

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

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$ 1.00 = RMB 8.11. So far the bank has continued to gradually appreciate the RMB - the exchange rate of U.S. Dollar against RMB on June 30, 2006 was 1:7.9956.

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

ACCOUNTS RECEIVABLES

The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when amounts are not considered fully collectable. According to the Company’s credit policy, the Company generally provides 100% bad debt provision for the amounts outstanding over 365 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice in the China region.

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

As of June 30, 2006, there was $790,479 in accounts receivables over 365 days old. However, we have established repayment schedules with certain major customers in April 2006 to extend their credit periods. These customers are currently making repayment on schedule. Subsequent to the balance sheet date of June, 30, 2006, RMB 3,000,000 (approximately $375,000) was collected against those receivables. We expect that the remaining uncollected balance will be collected according to the agreed repayment schedules.

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined on the weighted average method. Inventories include raw materials, work-in-progress, finished goods and low-value consumables. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose. Management believes that there was no obsolete inventory as of June 30, 2006.

REVENUE RECOGNITION

We recognize revenue in accordance with SAB No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”. Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title.

In general we maintain a policy that all sales are final and we do not allow returns. As discussed below under the heading, “Results of Operations for Three Months and Six Months Ended June 30, 2006 and 2005”, management approved an isolated return of an export sale to a Cambodia distributor because the distributor was experiencing cash flow difficulties. Management continues to evaluate and estimate expected returns as of the time of sale. If a return is estimated, a reserve account is recorded to offset sales. As at June 30, 2006, we have determined that there are no significant estimated returns.

IMPAIRMENT OF ASSETS

Our long-lived assets consist of property and equipment assets and intangible assets. As of June 30, 2006, the net value of property, plant and equipment assets and intangible assets was $1,396,137 and $385,164, respectively, which represented approximately 35.5% and 9.8% of our total assets, respectively.

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

With production resuming in the first quarter of 2006, we have determined that there was no impairment to our current production facilities as of June 30, 2006.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. We conduct virtually all of our business in China and, accordingly, the sale of our products is settled primarily in RMB. As a result, devaluation or currency fluctuation of the RMB against the U.S. Dollar would adversely affect our financial performance when measured in U.S. Dollars. Although prior to 1994 the RMB experienced significant devaluation against the U.S. Dollar, the RMB has remained fairly stable since then. In addition, the RMB is not freely convertible into foreign currencies, and the ability to convert the RMB is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the RMB must take place through authorized banks or financial institutions in China at the prevailing exchange rates quoted by the People’s Bank of China. The exchange rate was approximately $1.00 to RMB 8.28 at December 31, 2004. On July 21, 2005, the People’s Bank of China increased the US$-RMB exchange rate to approximately US$ 1.00 = RMB 8.11. So far the Bank continues to gradually increase the exchange rate. On June 30, 2006 it was US$ 1.00 = RMB 7.9956. This change results in greater liquidity for revenues generated in RMB. We benefit by having easier access to and greater flexibility with capital generated in and held in the form of RMB.

As China has recently been admitted as a member of the World Trade Organization, the central government of China is expected to adopt a more rigorous approach to partially deregulate currency conversion restrictions, which may in turn increase the exchange rate fluctuation of RMB. Should there be any major change in the central government’s currency policies, we do not believe that such an action would have a detrimental effect on our operations, since we conduct virtually all of our business in China, and the sale of our products is settled in RMB.

Commitments and Contingencies

See Note 13 to the Condensed Consolidated Financial Statements in Item 1.

Off-Balance Sheet Arrangements

At June 30, 2006 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

See Note 8 to the Condensed Consolidated Financial Statements in Item 1.

Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements in Item 1.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are not aware of any such proceedings known to be contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The issuance of detachable warrants to China Star to purchase the aggregate of 193,276 shares of common stock of the Company, in connection with the advance agreement with China Star dated March 31, 2006 (as more fully described in Note 8 to the Condensed Consolidated Financial Statements in Item 1) was an unregistered sale of equity securities under the Securities Act. In issuing the warrants, the Company relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act for its exemption from the registration requirements of the Securities Act.

On May 19, 2006, we received the proceeds in full for and issued 5,000,000 shares of common stock pursuant to a stock purchase agreement with two Chinese citizens dated March 10, 2006. The purchase price for the stock was RMB 6,000,000 (approximately $750,000). In issuing the stock, the Company relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act for its exemption from the registration requirements of the Securities Act. The purchaser was granted “piggy-back” registration rights in the event that the Company undertakes to register any of its shares after 16 months from the date of the stock purchase agreement. The registration rights expire four years from the effective date of the stock purchase agreement.

On June 29, 2006, we entered into a securities purchase agreement (the “Purchase Agreement”) with six institutional investors (collectively, the “Purchasers”) for the issuance and sale of (1) 6% secured convertible notes, due three years from the date of issue, in the aggregate principal amount of U.S. $2,450,000 (the “6% Notes”), convertible into shares of the Company’s common stock, and (2) warrants (the “Warrants”) to purchase 12,250,000 shares of the Company’s common stock (as more fully described in Note 11 to the Condensed Consolidated Financial Statements in Item 1). We also issued warrants to the investment bank procured with the securities purchase agreement (as more fully described in Note 11 to the Condensed Consolidated Financial Statements in Item 1). The 6% Notes and Warrants were unregistered sales of equity securities under the Securities Act. In issuing the 6% Notes and Warrants, we relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act for its exemption from the registration requirements of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Description of Exhibits

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

2.1	Agreement and Plan of Merger, dated March 11, 2004, by and among Tintic Gold Mining Company, TTGM Acquisition Corporation, and Kiwa Bio-Tech Products Group Ltd.	Form 8-K filed on March 29, 2004	2.1

2.2	Agreement and Plan of Merger, dated July 22, 2004, between Kiwa Bio-Tech Products Group Corporation, a Utah corporation, and Kiwa Bio-Tech Products Group Corporation.	Form 8-K filed on July 23, 2004	2.1

3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23 2004	3.1

3.2	Bylaws, Effective as of July 22, 2004.	Form 8-K Filed on July 23, 2004	3.2

10.1	Standby Equity Distribution Agreement, dated July 6, 2004, between Cornell Capital Partners, LP and Kiwa Bio-Tech Products Group Corporation.	Form SB-2 filed on August 2, 2004	10.1

10.2	Placement Agent Agreement, dated July 6, 2004, between Newbridge Securities Corporation and Kiwa Bio-Tech Products Group Corporation.	Form SB-2 filed on August 2, 2004	10.2

10.3	Registration Rights Agreement, dated July 6, 2004, between Cornell Capital Partners, LP and Kiwa Bio-Tech Products Group Corporation.	Form SB-2 filed on August 2, 2004	10.3

10.4	Warrant Purchase Agreement, dated March 12, 2004, issued to Westpark Capital, Inc.	Form 10-QSB filed on May 20, 2004	10.1

10.5	Convertible Loan Agreement, dated January 25, 2004 between Kiwa Bio-tech Products Group Ltd. and Kao Ming Investment Company	Form 10-QSB filed May 20, 2004	10.2

10.6	Convertible Loan Agreement dated March 12, 2004 for $200,000 between Kiwa Bio-Tech Products Group Corporation and Jzu Hsiang Trading Co., Ltd.	Form 10-QSB filed on August 20, 2004	10.1

10.7	Engagement agreement between Kiwa Bio-Tech Products Group Corporation and Cinapsys Inc. dated May 24, 2004	Form 10-QSB filed on August 20, 2004	10.3

10.8	Patent Transfer Agreement dated April 12, 2004, between Kiwa Bio-Tech Products (Shandong) Co., Ltd. and China Agricultural University.	Form SB-2/A filed on October 8, 2004	10.5

10.9	Patent Transfer Contract, dated April 12, 2004, between Kiwa Bio-Tech Products Group Corporation and China Agricultural University	Form SB-2/A filed on November 23, 2004	10.5

10.10	Contract of Project of Venture Capital of Zoucheng Science & Technology Plan (Contract No.: 2004) among KIWA Bio-Tech Products (Shandong) Company, Science & Technology Bureau and Zoucheng Branch of China Commercial Bank of ICBC dated April 2004.	Form SB-2/A filed on October 8, 2004	10.6

10.11	Contract of Project of Venture Capital of Zoucheng Science & Technology Plan (Contract No. 2002) among KIWA Bio-Tech Products (Shandong) Company, Zoucheng Science & Technology Bureau and Zoucheng Branch of China Commercial Bank of ICBC dated November 2002.	Form SB-2/A filed on October 8, 2004	10.7

10.12	Contract of Project of Venture Capital of Zoucheng Science & Technology Plan (Contract No. 2002) among KIWA Bio-Tech Products Group Limited, Zoucheng Municipal People’s Government Bureau and Zoucheng Branch of China Commercial Bank of ICBC dated May 26, 2002.	Form SB-2/A filed on November 23, 2004	10.7

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

10.13	PBC Project Investment Agreement between KIWA Bio-Tech Products Group Limited and Zoucheng Municipal Government dated June 25, 2002	Form 10-KSB filed on April 13, 2005	10.13

10.14	Employment Agreement dated March 18, 2003 between Kiwa Bio-Tech Products Group and Lian jun Luo	Form SB-2/A filed on November 23, 2004	10.13

10.15	Employment Agreement dated March 18, 2003 between Kiwa Bio-Tech Products Group and Bin Qu	Form SB-2/A filed on November 23, 2004	10.14

10.16	Convertible Loan Agreement dated October 20, 2003 between China Star Investment Group and Kiwa Bio-Tech Products Group Ltd., as amended by letter agreement dated August 1, 2004	Form SB-2/A filed on October 8, 2004	10.8

10.17	Loan Agreement dated July 26, 2004 between China Star Investment Group and Kiwa Bio-Tech Products Group Corporation	Form SB-2/A filed on November 23, 2004	10.15

10.18	Commercial Lease Agreement dated April 1, 2004 between Kiwa Bio-Tech Products Group Corporation and China Star Investment Company.	Form SB-2/A filed on October 8, 2004	10.10

10.19	Convertible Note Agreement dated September 23, 2004 among Kiwa Bio-Tech Products Group Corporation and Young San Kim and Song N. Bang	Form 10-QSB filed on November 15, 2004	10.4

10.20	Amendment, dated April 7, 2005, to Convertible Note Agreement dated September 23, 2004 among Kiwa Bio-Tech Products Group Corporation and Young San Kim and Song N. Bang	Form 10-KSB filed on April 13, 2005	10.20

10.21	Common Stock Warrant dated September 23, 2004, issued by Kiwa Bio-Tech Products Group Corporation to Young San Kim	Form 10-QSB filed on November 15, 2004	10.5

10.22	Common Stock Warrant dated September 23, 2004, issued by Kiwa Bio-Tech Products Group Corporation to Song N. Bang	Form 10-QSB filed on November 15, 2004	10.6

10.23	Promissory Note of Kiwa Bio-Tech Products Group Corporation, principal amount $400,000, issued to Cornell Capital Partners, LP on January 4, 2005, as amended by letter agreements dated March 21, 2005 and April 5, 2005.	Form 10-KSB filed on April 13, 2005	10.23

10.24	Payment Acknowledgment and Release, dated June 8, 2005, among Kiwa Bio-Tech Products Group Corporation and Young San Kim and Song N. Bang	Form 10-QSB filed on May 20, 2005	10.1

10.25	Advance Agreement, dated May 23, 2005, between Kiwa Bio-Tech Products Group Corporation and Mr. Wei Li.	Form 10-QSB filed August 15, 2005	10.2

10.26	Promissory Note of Kiwa Bio-Tech Products Group Corporation, principal amount $150,000, issued to Donald Worthly dated May 30, 2005, as amended June 1, 2005.	Form 8-K filed on August 12, 2005	10.1

10.27	Promissory Note of Kiwa Bio-Tech Products Group Corporation, principal amount $70,000, issued to Gertrude Yip dated May 30, 2005, as amended.	Form 8-K filed on August 12, 2005	10.2

10.28	Promissory Note of Kiwa Bio-Tech Products Group Corporation, principal amount $100,000, issued to Hiro Sugimura and Elaine Sugimura dated June 16, 2005.	Form 8-K filed on August 12, 2005	10.3

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

10.29	Advance Agreement, dated June 29, 2005, between Kiwa Bio-Tech Products (Shandong) Co. Ltd. and China Star Investment Management Co. Ltd.	Form 10-QSB filed on August 15, 2005	10.7

10.30	Advance Agreement, dated September 30, 2005, between Kiwa Bio-Tech Products (Shandong) Co. Ltd. and China Star Investment Management Co. Ltd.	Form 10-QSB filed on November 21, 2005	10.1

10.31	Advance Agreement, dated December 31, 2005, between Kiwa Bio-Tech Products (Shandong) Co. Ltd. and China Star Investment Management Co. Ltd.	Form 10-KSB filed April 17, 2006	10.31

10.32	Stock Purchase Agreement dated March 10, 2006 between Kiwa Bio-Tech Products Group Corporation and Guilian Li Ziyang Zong	Form 8-K filed on March 15, 2006	10.1

10.33	Termination Agreement between Kiwa Bio-Tech Products Group Corporation and Cornell Capital dated on March 31, 2006	Form 8-K filed on April 4, 2006	10.1

10.34	Supplementary Agreement for Stock Purchase Agreement dated on April 13, 2006	Form 10-KSB filed on April 17, 2006	10.34

10.35	Supplementary Agreement for Stock Purchase Agreement dated on May 12, 2006	Form 10-QSB filed on May 15, 2006	10.35

10.36	Advance Agreement, dated March 31, 2006, between Kiwa Bio-Tech Products (Shandong) Co. Ltd. and China Star Investment Management Co. Ltd.	Form 10-QSB filed on May 15, 2006	10.36

10.37	Technology Transfer Agreement dated May 8, 2006, between Kiwa Bio-Tech Products Group Corporation and Jinan Kelongboao Bio-Tech Co., Ltd.	Form 8-K filed on May 8, 2006	10.1

10.38	Acquisition Framework Agreement between the Company and Beijing Huasheng Medicine Co., dated May 10, 2006	Form 8-K filed on May 8, 2006	10.2

10.39	Securities Purchase Agreement, dated as of June 29, 2006 between Kiwa Bio-Tech Products Group Corporation and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC, Double U Master Fund LP, and Nite Capital LP (collectively, the “Purchasers”)	Form 8-K filed on July 5, 2006	10.01

10.40	Registration Rights Agreement, dated as of June 29, 2006 between Kiwa Bio-Tech Products Group Corporation and the Purchasers	Form 8-K filed on July 5, 2006	10.02

10.41	Security Agreement, dated as of June 29, 2006, between Kiwa Bio-Tech Products Group Corporation and the Purchasers	Form 8-K filed on July 5, 2006	10.03

10.42	Intellectual Property Security Agreement, dated as of June 29, 2006, between Kiwa Bio-Tech Products Group Corporation and the Purchasers	Form 8-K filed on July 5, 2006	10.04

10.43	Pledge Agreement, dated as of June 29, 2006, among Kiwa Bio-Tech Products Group Corporation, Wei Li, and the Purchasers	Form 8-K filed on July 5, 2006	10.05

10.44	Form of Callable Secured Convertible Note, dated as of June 29, 2006, issued by Kiwa Bio-Tech Products Group Corporation to the Purchasers	Form 8-K filed on July 5, 2006	10.06

10.45	Form of Stock Purchase Warrant, dated as of June 29, 2006, issued by Kiwa Bio-Tech Products Group Corporation to the Purchasers	Form 8-K filed on July 5, 2006	10.07

10.46	Contract for Joint Venture dated July 11, 2006 between Kiwa Bio-Tech Products Group Corporation and Tianjin Challenge Feed Co., Ltd.	Form 8-K filed on July 14, 2006	10.01

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

10.47	Contract for urea dated July 28, 2006 between Kiwa Bio-Tech Products Group Ltd. and China Hua Yang Roneo Corporation.	Form 8-K filed on August 2, 2006	10.1

10.48	Contract for urea dated July 31, 2006 between Kiwa Bio-Tech Products Group Ltd. and Shengkui Technologies, Inc.	Form 8-K filed on August 2, 2006	10.2

10.49	Employment Agreement dated July 31, 2006 between Kiwa Bio-Tech Products Group Ltd. and Wei Li	Form 8-K filed on August 7, 2006	10.1

10.50	Employment Agreement dated July 31, 2006 between Kiwa Bio-Tech Products Group Ltd. and Lianjun Luo	Form 8-K filed on August 7, 2006	10.2

21	List of Subsidiaries	Form 10-QSB filed on May 20, 2005	21

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li	August 14, 2006	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Wei Li

/s/ Lian jun Luo	August 14, 2006	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
Lian jun Luo