Form 10QSB
period 2006-09-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2006-11-15
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of November 13, 2006, 69,956,113 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (Unaudited)

Kiwa Bio-Tech Products Group Corporation and Subsidiaries
Condensed Consolidated Balance Sheet

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$167,009	$14,576
Accounts receivable, net of allowance for doubtful account $87,219 and $ 82,942 as at September 30, 2006 and December 31, 2005, respectively	247,882	701,486
Inventories, net of allowance of inventory impairment $48,271 and nil as at September 30, 2006 and December 31, 2005, respectively	538,274	495,597
Prepaid expenses	541,733	1,962
Other current assets	65,371	27,186
Total Current Assets	1,560,269	1,240,807
Property plant and equipment:
Buildings	1,032,889	1,012,219
Machinery and equipment	577,881	447,361
Automobiles	106,036	103,914
Office equipment	67,740	57,423
Computer software	9,123	8,940
	1,793,669	1,629,857
Less: Accumulated depreciation	(280,111)	(192,991)
Property plant and equipment - net	1,513,558	1,436,866
Construction in progress	34,111	33,429
Intangible assets-net	374,609	410,586
Deferred financing cost	45,695	-
Deposit to buy the technology for development of products	126,443	-
Total assets	$3,654,685	$3,121,688
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,016,319	$1,000,477
Construction costs payable	366,032	372,338
Due to related parties	11,635	454,193
Convertible notes payable	100,000	407,135
Current portion of bank notes payable	14,289	13,647
Total current liabilities	1,508,275	2,247,790
Long-term liabilities, less current portion:
Unsecured loans payable	1,454,095	1,424,996
Bank notes payable	6,910	13,895
Long-term convertible notes payable	1,592,500	-
Discount on fair value of warrants in connection with long-term convertible notes	(929,030)	-
Total long-term liabilities	2,124,475	1,438,891

Minority interest in subsidiary	120,134	-

Shareholders' Deficiency
Common stock -$0.001 par value Authorized 200,000,000 and 100,000,000 shares at September 30, 2006 and December 31, 2005, respectively issued and outstanding 64,785,930 and 59,235,930 shares at September 30, 2006 and December 31, 2005, respectively	64,786	59,236

Preferred stock -$0.001 par value Authorized 20,000,000 shares at September 30, 2006 and December 31, 2005 issued and outstanding no shares at September 30, 2006 and December 31, 2005	-	-
Additional paid-in capital	6,751,704	4,835,968
Stock-based compensation reserve	(139,677)	-
Deficit accumulated	(6,825,726)	(5,482,555)
Accumulated other comprehensive income	50,714	22,358
Total stockholders' deficiency	(98,199)	(564,993)
Total liabilities and stockholders' deficiency	$3,654,685	$3,121,688

See accompanying notes to condensed consolidated financial statements.

--2--

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

Kiwa Bio-Tech Products Group Corporation and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	906,068	$3,422	$930,442	$1,021,725
Cost of sales	852,885	5,521	872,840	286,439
Gross profit	53,183	($2,099)	$57,602	$735,286
Operating expenses:
Consulting and professional fees	244,566	153,634	532,880	500,031
Officers' compensation	48,381	7,864	163,451	32,846
General and administrative	207,606	115,255	375,991	477,389
Research and development	46,891	1,617	63,253	10,040
Depreciation and amortization	23,060	22,620	93,291	73,809
Allowance and provision	48,039	-	51,138	-
Total costs and expenses	618,543	300,990	1,280,004	1,094,115
Operating loss:	(565,360)	(303,089)	(1,222,402)	(358,829)
Interest expense, net	(70,784)	(130,444)	(120,635)	(264,690)
Other income	-	-	-	2,416
Minority interest in subsidiary	(134)	-	(134)	-
Net loss	($636,278)	($433,533)	($1,343,171)	($621,103)

Other comprehensive income:
Translation adjustment	12,159	25,101	28,356	25,101
Comprehensive loss	($624,119)	($408,432)	($1,314,815)	($596,002)
Net loss per common share- basic and diluted	(0.010)	(0.008)	(0.022)	(0.013)
Weighted average number of common shares- basic and diluted	64,565,278	54,846,674	61,801,131	48,168,361

See accompanying notes to condensed consolidated financial statements.

--3--

Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (Unaudited)

Kiwa Bio-Tech Products Group Corporation Consolidated Statement of Stockholders' Deficiency

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock-based Compensation Reserve	Accumulated Deficits	Other Comprehensive income	Total Stockholders’ Deficiency
Balance, January 1, 2006	59,235,930	59,236	4,835,968	-	(5,482,555)	22,358	(564,993)
Issuance of detachable warrants in conjunction with the advances from a related party dated March 31, 2006	-	-	5,145	-	-	-	5,145
Issuance of 5 million shares of common stock pursuant to the Stock Purchase Agreement dated as of March 10, 2006	5,000,000	5,000	740,416	-	-	-	745,416
Issuance of detachable warrants in conjunction with the issuance of convertible promissory notes on June 29, 2006 and August 15, 2006	-	-	962,453	-	-	-	962,453
Issuance of warrants to a financing consultant in June and August 2006	-	-	152,920	(139,677)	-	-	13,243
Fair value of shares as compensation to an employee	-	-	46,352	-	-	-	46,352
Issuance of common stock for exercise of warrants at July 6, 2006	50,000	50	(50)	-	-	-	-
Issuance of common stock for exercise of warrants at August 9, 2006	500,000	500	8,500	-	-	-	9,000
Net loss for nine months ended September 30, 2006	-	-	-	-	(1,343,171)	-	(1,343,171)
Other comprehensive income-Translation adjustment	-	-	-	-	-	28,356	28,356
Balance, September 30, 2006	64,785,930	64,786	6,751,704	(139,677)	(6,825,726)	50,714	(98,199)

See accompanying notes to condensed consolidated financial statements.

--4--

Condensed Consolidated Statements of Cash Flows (Unaudited)

Kiwa Bio-Tech Products Group Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	($1,343,171)	($621,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,404	112,041
Amortization of detachable warrants	52,644	74,038
Amortization of beneficial conversion feature of convertible notes	-	106,666
Provision for doubtful debt	51,138	-
Fair value of shares as compensation to an employee	46,352	-
Minority interest in subsidiary	134	-
Changes in operating assets and liabilities:
Accounts receivable	450,505	(304,846)
Inventories	(90,716)	(362,860)
Other receivable	-	157,495
Prepaid expenses	(539,771)	113,617
Other current assets	(38,185)	(11,571)
Deferred financing cost	(50,000)	-
Deposit	(126,443)	-
Accounts payable and accrued expenses	15,841	315,503
Construction cost payable	(13,909)	-
Net cash used in operating activities	(1,458,177)	(421,020)
Cash flows from investing activities:
Purchase of property and equipment	(9,144)	(229,187)
Acquisition of intangible asset	-	-
Net cash used in investing activities	(9,144)	(229,187)
Cash flows from financing activities:
Proceeds from issuance of common stock	754,416	-
Repayment of short-term loans	-	(50,000)
Proceeds from related parties	106,318	321,337
Repayment to related parties	(553,942)	-
Proceeds from convertible notes payable	-	720,000
Repayment of convertible notes payable	(307,135)	(350,000)
Proceeds from long-term convertible notes payable	1,592,500	-
Repayment of long-term borrowings	(6,904)	(6,388)
Net cash provided by financing activities	1,585,253	634,949
Foreign currency translation	34,501	13,322
Cash and cash equivalents:
Net increase	152,433	(1,936)
Balance at beginning of period	14,576	17,049
Balance at end of period	$167,009	$15,113

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$34,014	$22,775
Cash paid for taxes	-	-
Non-cash investing and financing activities:
Fixed assets invested by minority shareholder of subsidiary	$120,000	-
Beneficial conversion feature of convertible notes payable	-	-
Issuance of common stock for convertible notes payable	-	$320,000
Issuance of detachable warrants in conjunction with issuance of convertible notes payable	$962,453	-
Stock-based compensation reserve	$153,625	-

See accompanying notes to condensed consolidated financial statements.

--5--

Notes to the Condensed Consolidated Financial Statements (Unaudited)

References herein to “we”, “us”, “our” or “the Company” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned and majority-owned subsidiaries unless the context specifically states or implies otherwise.

1.	Background and Basis of Presentation

Organization -We are the result of a reverse merger accomplished on March 12, 2004 between Tintic Gold Mining Company (“Tintic”), a Utah corporation, and Kiwa Bio-Tech Products Group Ltd. (“Kiwa BVI”), a British Virgin Islands company. The merger resulted in a change of control of Tintic, with former Kiwa BVI stockholders owning approximately 89% of Tintic on a fully diluted basis, and Kiwa BVI became Tintic’s wholly-owned subsidiary. Subsequent to the merger, Tintic changed its name to Kiwa Bio-Tech Products Group Corporation. On July 22, 2004, we completed our reincorporation in the State of Delaware.

Business - Our business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China. See section entitled “Overview” in Item 2.

Basis of Presentation - The consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, Kiwa BVI and Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”), and also its majority-owned subsidiary, Tianjin Kiwa Feed Co., Ltd (“Kiwa Tianjin”). These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements are unaudited and do not include all information or notes necessary for a complete presentation of financial condition, results of operations and cash flows.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include bad debt provision, inventory impairment, depreciation and amortization and fair value of warrant.

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

As of September 30, 2006, there was $256,690 in accounts receivable over 365 days old. However, we have established repayment schedules with certain major customers in April 2006 to extend their credit periods. These customers are currently making repayments on schedule. So far amount of RMB 4,291,900 (approximately $542,680) was collected against those receivables. Management of the Company expects that the remaining uncollected balance of those receivables can be collected according to the agreed repayment schedules.

--6--

Though we have no conclusive indication of insolvency from any of our customers, for the sake of prudence, we accrued a bad debt allowance of $87,219, which represents the total outstanding accounts receivables over 365 days old apart from those covered in the repayment schedules which have been in effect since April 2006.

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values. We incurred a net loss of $1,343,171 and $621,103 during the nine months ended September 30, 2006 and 2005, respectively, and our total liabilities exceeded our assets by $98,199 and $564,993 at September 30, 2006 and December 31, 2005, respectively. Included in net loss were non-cash expenses of $240,071 and $254,513 for the nine months ended September 30, 2006 and 2005. Although the Company has closed a financing of 6% convertible notes (see Note 12 below), it is likely that the available resources are insufficient to allow the Company to execute its business plan and it will be necessary to procure further sources of capital to sustain the Company’s operations. These factors create substantial doubt about our ability to continue as a going concern.

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

Pursuant to China’s value-added tax (“VAT”) rules and regulations, Kiwa Shandong as a general VAT taxpayer is subject to a tax rate of 13% (“output VAT”). Such output VAT is payable after offsetting VAT paid by Kiwa Shandong on purchases (“input VAT”).

The VAT rate applied for Kiwa Tianjin, as a small-scale VAT taxpayer, is 6%. However as a livestock feeding stuff producer, it is exempted from VAT. Such VAT exemption shall be approved by the local tax authority each year. On August 31, 2006, the local tax authority approved the exemption from VAT for Kiwa Tianjin’s revenues for fiscal year 2006.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of September 30, 2006, potentially dilutive securities aggregated 30,057,620 shares of common stock.

Advertising - The Company charges all advertising costs to expense as incurred.

Research and development - Research and development costs are charged to expense as incurred.

--7--

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

As of September 30, 2006, there were $48,271 in finished goods close to the end of their quality guarantee period, and we accrued impairment allowance for these inventories. Management believes that there was no obsolete inventory as of December 31, 2005.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets after taking into account the estimated residual value. The estimated useful lives of property, plant and equipment are as follows:

Buildings	20-35 years
Machinery and equipments	4 -12 years
Automobiles	8 years
Office equipment	5 years
Computer software	3 years

Construction in progress represents factory and office buildings under construction. The Company capitalizes interest during the construction phase of qualifying assets in accordance with SFAS No. 34, “Capitalization of Interest Cost”. No interest was capitalized during nine months ended September 30, 2006 and 2005 as the construction in progress was minimal.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The Company has determined that there was no impairment of long-lived assets as of September 30, 2006.

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

--8--

Operating Leases - Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant lease contracts.

Foreign Currency Translation - The functional currency of the Company is China RMB, which is the primary medium of exchange where Kiwa Shandong and Kiwa Tianjin operate. The Company reports its financial results in United States dollars (“U.S. dollars” or “US$”).

Translations of amounts from RMB into U.S. dollars were at approximately US$ 1.00 = RMB 8.28 for all periods prior to July 21, 2005. Due to the stability of the RMB during the periods covered by the consolidated financial statements prior to July 21, 2005, no material exchange differences exist during the aforesaid period. On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-US$ exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$ 1.00 = RMB 8.00. The Company translates it’s China subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date (on September 30, 2006, the prevailing exchange rate of the U.S. dollar against the RMB was US$ 1.00 = RMB 7.9087), and the statement of operations is translated at the average rates over the relevant reporting period. Equity items are translated at historical exchange rates. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of operations and comprehensive income.

Comprehensive (Loss) Income - The Company has adopted the SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Stock Issued for Compensation and Financing - As of December 15, 2005, SFAS No. 123R, “Share-Based Payment”(superseding SFAS No. 123 and APB No. 25) is applicable to the first interim or annual period after December 15, 2005. Under SFAS No. 123R, compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black-Scholes method. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. The compensation cost is amortized straight-line over the vesting period.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS 156 is expected to have no material impact on our financial statements.

--9--

In April 2006, the FASB issued FASB Staff Position ("FSP") FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)", that became effective beginning July 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 16, 2006. The Company is currently evaluating FIN 48 and we do not anticipate that it will have a material impact on our financial statements upon adoption due to the Company’s current income tax situation.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	Inventories

Inventories consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(unaudited)
Raw materials	$420,184	$417,237
Semi-Finished goods	7,259
Finished goods	110,831	78,360
Total	$538,274	$495,597

As of September 30, 2006, there were $48,271 in finished goods close to the end of their quality guarantee period, and we accrued impairment allowance for these inventories. The balance of finished goods in this table is a net balance after offsetting the allowance.

4.	Prepaid expenses

Prepaid expenses consisted of the following as of September 30, 2006 and December 31, 2005:

	Note	September 30, 2006	December 31, 2005
		(unaudited)
Prepaid charges relating to urea entrepot trade	(i)	$424,671	-
Prepaid financing commission	(ii)	116,484	-
Prepaid insurance premium		-	892
Others		578	1,070
		$541,733	$1,962

(i) Prepaid charges relating to urea entrepot trade

On August 8, 2006, and amended as of August 20, 2006, the Company entered into a letter of credit contract with UPB International Sourcing Limited (“UPB”), a related party, pursuant to which the Company engaged UPB to issue a $38,500,000 letter of credit in favor of the Company to a urea supplier under a urea purchase contract associated with the a urea entrepot trade. The letter of credit is for a term of 90 days and can be reissued each time its term expires until the expiration of the stated term of the urea purchase agreement. The Company shall pay UPB a commission equal to 2% of the total credit line, of which 50% must be paid in one month from the date of execution, and the balance must be paid upon the close of the first shipment of urea under the urea purchase contract. As of September 30, 2006, we had paid UPB the first installment and other minor costs. The total charges will be amortized in accordance with expected transaction volume under a related urea sale contract, commencing from the closing of first shipment. No goods had been delivered as of September 30, 2006 under the urea purchase contract. The first two shipments were dispatched in mid October and will be delivered to a customer in the near future. For more details, see Note 10 in this item and Item 5 under Part II below.

--10--

(ii) Prepaid financing commission

The Purchasers of the 6% Notes and Warrants (See Note 13 below) were procured with the assistance of an investment bank pursuant to an engagement letter agreement with the Company.  Pursuant to the engagement agreement, the investment bank is entitled to a cash fee equal to 8% of the aggregate proceeds raised in the financing. As of September 30, 2006, the first two tranches of 6% Notes closed and the Company paid the investment bank a cash commission of $127,400. The commission is being amortized over the term of the 6% Notes.

5.	Property, Plant and Equipment

The total gross amount of property, plant and equipment was $1,793,669 and $1,629,857 as of September 30, 2006 and December 31, 2005, respectively. The increase of $163,812 is mainly due to a product line of $120,000 invested into Kiwa Tianjin by its minority shareholder and the appreciation of RMB. All of our property, plant and equipment is located in China and recorded in RMB.

Depreciation expense was $87,120 and $62,462 for the nine months ended September 30, 2006 and 2005, respectively.

All of our property, plant and equipment have been used as collateral to secure performance of our 6% long-term convertible notes issued pursuant to a securities purchase agreement dated June 29, 2006 (See Note 13 below). They had also been used as collateral for three convertible promissory notes in May and June of 2005 (See Note 11 below). The holders of the 2005 notes have agreed to subordinate their security interests to the security interests of the holders of the 6% Notes.

6.	Intangible Asset

The Company’s intangible asset as of September 30, 2006 consisted of the following:

	Expected Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Asset, Net
Patent	8.5 years	$480,411	$105,802	$374,609

The following table presents future expected amortization expense related to the patent:

Amount
2006	$14,130
2007	58,505
2008	58,505
2009	58,505
2010	58,505
Thereafter	126,460
$374,609

This patent has been used as collateral to secure our performance of our 6% long-term convertible notes issued pursuant to a securities purchase agreement dated June 29, 2006 (See Note 13 below). The patent had also been used as collateral for three convertible promissory notes in May and June of 2005 (See Note 11 below). The holders of the 2005 notes have agreed to subordinate their security interest to that of the holders of our 6% long-term convertible notes.

--11--

7.	Deposit

The balance $126,443 as of September 30, 2006 is partial payment of the first installment of the transfer fee of Anti-viral Aerosol technology pursuant to a Technology Transfer Agreement dated May 8, 2006 (See Note 16 below).

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2006 and December 31, 2005:

Item	September 30, 2006	December 31, 2005
	(Unaudited)
Consulting and professional payables	$424,335	$411,360
Payables to material suppliers	99,371	211,903
Interest payable	141,012	106,880
Salary payable	112,822	92,557
Insurance payable	87,589	81,553
Office rental payable	50,171	39,007
Payables to equipment suppliers	14,236	13,761
Others	86,783	43,456
Total	$1,016,319	$1,000,477

9.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of our bio-fertilizer facility in Shandong.

10.	Related Party Transactions

Amounts due to related parties consisted of the following as of September 30, 2006 and December 31, 2005:

	Notes	September 30, 2006 (Unaudited)	December 31, 2005
Mr. Wei Li (“Mr. Li”)	(i)	$5,132	$191,861
China Star Investment Management Co. Ltd. (“China Star”)	(ii)	181	263,165
Tianjin Challenge Feed Co. Ltd. (“Challenge Feed”)	(iii)	6,322	-
Total		$11,635	$454,193

(i) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and loans

As of December 31, 2005, the balance of $191,816 due to Mr. Li primarily consists of a loan and operating expenses that Mr. Li paid on behalf of the Company. During the nine months ended September 30, 2006, Mr. Li advanced an additional $20,070 to the Company, and was repaid $206,799. As of September 30, 2006, the remaining balance due to Mr. Li was $5,132. The due date has been extended to March 2007.

The Company has also granted detachable warrants to Mr. Li to purchase an aggregate of 783,423 shares of common stock relating to a loan to the Company in April 2005.The warrants expire two years from the date of issue. None of the detachable warrants were exercised as of September 30, 2006.

--12--

Motor vehicle lease

In December 2004, we entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is $1,876 and the Company made no payments of rental expenses for the nine months ended September 30, 2006 and 2005 respectively.

Guarantees for the Company

Mr. Li also executed without any compensation from the Company a guarantee of repayment of the 12% Notes (described in Note 11 below). As of September 30, 2006, the 12% Notes had an outstanding balance of $100,000, of which the holder has agreed to convert it and its accrued interest of $13,710 to 773,537 shares of our common stock on August 7, 2006. As of November 10, the associated stock certificate had been issued. The remaining principal balance of the 12% Notes at $220,000 was repaid in August 2006.

In addition, Mr. Li has pledged without any compensation from the Company all of his common stock of the Company as collateral security for the Company’s obligations under the 6% secured convertible notes in the aggregate principal amount of $2,450,000 and the warrants to purchase 12,250,000 shares of the Company’s common stock (described in Note 13 below).

Issuance of letter of credit in favor of Kiwa BVI

UPB International Sourcing Limited (“UPB”) is a company wholly-owned by Mr. Li.

On August 8, Kiwa BVI entered into a Letter of Credit Contract with UPB, as amended and supplemented by a Supplementary Agreement dated August 20, 2006. The Letter of Credit Contract, as amended, sets forth the following terms:

(1) The Company engages UPB to issue a letter of credit in favor of the Company with a $38,500,000 credit line in total to the urea supplier under a urea purchase agreement dated July 31, 2006. UPB promises to keep the letter of credit effective within the entire stated period of the urea purchase agreement.

(2) The Company agrees to pay UPB a commission equal to 2% of the total credit line of the letter of credit issued by UPB, of which 50% will be paid in one month from the date of execution, and the balance will be paid upon the close of the first shipment of urea under the urea purchase contract.

As of September 30, 2006, we had paid UPB the first installment and other minor costs. The total charges will be amortized, commencing from the closing of first shipment, in accordance with expected transaction volume under a related urea sale contract. No goods had been delivered as of September 30, 2006 under the urea purchase contract. The first two shipments were dispatched in mid-October and are expected to be delivered to a customer in the near future. (See Note 4 above and Item 5 under Part II below)

(ii) China Star

China Star is a company which is 28% owned by Mr. Li. Mr. Yunlong Zhang, one of our directors, is also General Manager of China Star and is responsible for its daily operations.

The balance due to China Star was $181 and $263,165 as of September 30, 2006 and December 31, 2005, respectively. In the nine months ended September 30, 2006, China Star advanced an additional $79,926 to the Company and the Company had repaid $342,910 to China Star; the due date for the remaining balance has been extended to December 31, 2006.

The Company has also granted detachable warrants to China Star to purchase an aggregate of 1,190,847 shares of common stock relating to advances before March 31, 2006. The warrants expire two years from the date of issue. None of the detachable warrants were exercised as of September 30, 2006.

(iii) Challenge Feed

Challenge Feed owns 20% of Kiwa Tianjin’s equity, and Mr. Wenbin Li, one of Challenge Feed’s shareholders, is also General Manager of Kiwa Tianjin.

--13--

Merchandise purchased from Challenge Feed

From the inception of Kiwa Tianjin to September 30, 2006, the Company has purchased from Challenge Feed a total of $201,084 in raw materials and $464,218 in finished products. All such transactions were settled in seven days beginning from each delivery pursuant to the terms of a related purchase agreement. For raw materials the price is determined by their historical purchase cost, and for finished products the price is determined by their actual production cost.

Lease agreement

The Company has entered into an agreement with Challenge Feed to lease its following facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area approximately 2,500 square meters.; (3) a concentrated feed product line for fowl and livestock; and (4) two workshops with floor area approximately 1,200 square meters. The total monthly rental is RMB 50,000 ($6,322). Pursuant to the lease agreement, rent expense from August 1 to September 30, 2006 was $12,644, of which $6,322 has been paid.

11.	Convertible Notes Payable

The balance of convertible notes payable as of September 30, 2006 and December 31, 2005 was $100,000 and $407,135, respectively.

12% Notes

On May 30, 2005 and June 16, 2005, the Company entered into three convertible promissory note agreements for the aggregate of $320,000 with interest at 12% per annum (the “12% Notes”), and issued 1,600,000 detachable warrants. The lenders are unrelated parties located in the United States.

In August 2006, the principal of two convertible promissory notes under the 12% Notes was paid. For the remaining principal balance of $100,000, the holder signed a Debt Conversion Agreement with the Company on August 7, 2006 and agreed to convert the principal and accrued interest of $13,710 to 773,537 shares of our common stock. As of November 10, the associated stock certificate had been issued.

Each warrant attached to the 12% Notes entitles the holder to subscribe for one share of common stock of the Company at an exercise price equal to the closing quote of the Company’s shares on the date of draw down, which ranged from $0.018 to $0.023 per share. The warrants expire two years from the date of issue. 500,000 shares of the detachable warrants were exercised in August 2006 and another 1,100,000 shares of detachable warrants were exercised in October 2006. The fair value of the detachable warrants at the time of their issuance was determined to be $21,700, calculated pursuant to the Black-Scholes option pricing model.

The fair value of the beneficial conversion feature of the 12% Notes was determined to be $106,666, based on a formula that takes the lower of outstanding loan principal and the difference between the conversion price and the fair market value of the Company’s common stock. The fair value of $106,666 was recorded as a reduction to convertible notes payable and charged to operations as interest expense.

In connection with the 12% Notes, the Company recorded deferred debt issuance costs of $16,000, consisting of the direct costs incurred for the issuance of the convertible loan. Debt issuance costs were amortized on the straight-line method over the term of the 12% Notes, with the amounts amortized being recognized as interest expense.

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

--14--

In 2005, the Company issued an aggregate of 18,362,219 shares of common stock with repayment of $312,865 to Cornell Capital, pursuant to the Standby Equity Distribution Agreement dated as of July 6, 2004. The balance of principal due on the Cornell Note as of December 31, 2005 was $87,135.

On March 31, 2006, the Company settled the Cornell Note with a payment of $110,176, constituting all outstanding principal of $87,135 and accrued interest on the Cornell Note, and signed a Termination Agreement with Cornell Capital pursuant to which the Company terminated all the agreements with Cornell Capital, including the Standby Equity Distribution Agreement dated July 6, 2004.

12.	Unsecured loans payable

The balance of unsecured loans payable as of September 30, 2006 and December 31, 2005 was $1,454,095 and $1,424,996, respectively. The difference of $29,099 was caused by the different exchange rates prevailing at the two dates. Unsecured loans payable consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006 (Unaudited)	December 31, 2005
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,137,987	$1,115,214
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	316,018	309,782
Total	$1,454,095	$1,424,996

The Company qualifies for non-interest bearing loans under a Chinese government sponsored program to encourage economic development in certain industries and locations in China. To qualify for the favorable loan terms, a company must meet the following criteria: (1) be a technology company with innovative technology or product (as determined by the Science Bureau of the central Chinese government); (2) operate in specific industries that the Chinese government has determined are important to encourage development, such as agriculture, environmental, education, and others; and (3) be located in an undeveloped area such as Zoucheng, Shandong Province where the manufacturing facility of the Company is located.

According to the project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of $62,500 per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of September 30, 2006, the Company invested approximately $1.5 million for the project. Management believes that neither the Company nor management will be liable for compensation or penalty if such commitment is not fulfilled.

13.	Long-term convertible notes payable

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

In conjunction with the sale and issuance of the 6% Notes, the Company entered into a Registration Rights Agreement, amended in October 2006, with the Purchasers pursuant to which the Company is required to file within 45 days a registration statement under the Securities Act covering the resale of the shares issued upon conversion of the 6% Notes. The Registration Rights Agreement imposes financial penalties if the Company does not timely complete the filing, or the registration statement is not declared effective within 120 days after being filed. The penalties are capped at 10% of the outstanding principal amount of the 6% Notes. The registration statement on Form SB-2 was first filed on August 11, 2006. Amendment No. 1 to the registration statement on Form SB-2/A was filed on October 30, 2006 and was declared effective on October 31, 2006.

--15--

The closing for the sale of the 6% Notes occurred in three stages. Three sales of 6% Notes with a principal amount of $857,500, $735,000 and 857,500 respectively closed on June 29, August 15 and October 31, 2006. As of September 30, 2006, the Company received $1,592,500 from the first two sales of the 6% Notes.

The conversion price of the 6% Notes is based on an average of the trading price of the Company’s common stock on the OTC Bulletin Board. The conversion price is discounted 50% before the registration statement is filed, 45% after it is filed if filed before the 45-day deadline, and 40% if the registration statement becomes effective before the 120-day deadline. The company met both of the foregoing deadlines so the effective conversion price is discounted 40%. The conversion price is also adjusted for certain subsequent issuances of any equity securities of the Company at prices below the conversion price then in effect. The 6% Notes contain a volume limitation that prohibits the holder from converting further 6% Notes if doing so would cause the holder and its affiliates to hold more than 4.99% of the Company’s outstanding common stock. In addition, each holder of 6% Notes agrees that they may not convert more than their pro-rata share (based on original principal amount) of the greater of $120,000 principal amount of 6% Notes per calendar month or the average daily dollar volume calculated during the 10 business days prior to a conversion, per conversion.

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

To enable reservation of a sufficient amount of authorized shares that may be issued pursuant to conversion of the 6% Notes and exercise of the Warrants, the Company was required on the Purchase Agreement to amend its Certificate of Incorporation to increase the number of authorized shares of common stock. The Purchase Agreement required the Company to file with the SEC a proxy statement to solicit shareholder approval to increase the number of authorized shares of common stock no later than August 1, 2006, and to use its best efforts to obtain shareholder approval by November 1, 2006. At our annual meeting held on September 12, 2006, a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock, from 100,000,000 shares to 200,000,000 shares was approved by the required vote of our stockholders. The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per months plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants.

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

--16--

The fair value of the Warrants underlying the first two sales of the 6% Notes (amounted to 4,287,500 shares and 3,675,000 shares respectively) at the time of their issuance was determined to be $545,477 and $416,976, calculated pursuant to the Black-Scholes option pricing model. The fair value was recorded as a reduction to 6% Notes payable and was charged to operations as interest expense in accordance with effective interest method within the period of the 6% Notes.

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

The warrants issued to the investment bank in connection with the first two sales of 6% Notes (amounting to 343,000 shares and 294,000 shares) are exercisable for three years and will have an exercise price equal to $0.2598. The fair value of these warrants at the time of their issuance was determined to be $94,005 and $60,324, calculated pursuant to the Black-Scholes option pricing mode.

14.	Equity-Based Transactions

(a) Authorized share capital

The Company’s authorized capital consists of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock. At our annual meeting held on September 12, 2006, a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares was approved by the required vote of our stockholders.

(b)  Issued and outstanding share capital

As of September 30, 2006 and December 31, 2005, the Company had 64,785,930 and 59,235,930 shares of common stock issued and outstanding, respectively. From January 1, 2006 to September 30, 2006, the Company has engaged in the following equity-based transactions:

On March 10, 2006, the Company entered into a stock purchase agreement (“Stock Purchase Agreement”) with two Chinese citizens, pursuant to which the Company agreed to issue 5,000,000 shares of our common stock in exchange for RMB 6,000,000 at RMB1.20 per share. (On March 10, 2006 the US$-RMB exchange rate as published by the State Administration of Foreign Exchange of the PRC was $1.00 US$ per RMB8.0492.) In issuing the stock, the Company relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act for its exemption from the registration requirements of the Securities Act. No underwriters or brokers were used in the transaction and no underwriting or broker fees were paid. The purchaser was granted “piggy-back” registration rights in the event that the Company undertakes to register any of its shares after 16 months from the date of the Stock Purchase Agreement. The registration rights expire four years from the effective date of the Stock Purchase Agreement. As of May 19, 2006, the Company has received the proceeds in full and issued 5,000,000 shares of common stock.

On July 6, 2006, the Company issued 50,000 shares in accordance with a cashless exercise request of warrants for 150,000 shares issued on September 23, 2004.

On August 9, 2006, the Company issued 500,000 shares in accordance with an exercise request of warrants relating to 12% Notes (See Note 10 in Item 1).

--17--

(c) Option

The Company’s Stock Incentive Plan (the “Plan”) was formerly approved by a majority of the Company’s stockholders on June 3, 2004. At the annual meeting of the stockholders held on September 12, 2006, an amendment to the Plan was approved by the required vote of the Company’s stockholders. As of September 30, 2006, there are 3,047,907 shares of the Company’s common stock reserved for the issuance of stock options and stock purchase rights under the amended Plan, of which not more than 500,000 shares may be granted to any participant in any fiscal year.

The options granted under the Plan will expire ten years from the date of grant. The options which are not issued to an officer, a director or a consultant will become exercisable at least as rapidly as 20% per year over the five-year period commencing on the date of grant. As of September 30, 2006, no stock options or stock purchase rights had been granted under the Plan.

15.	Segment Reporting

Since the establishment of Kiwa Tianjin in August 2006, the Company has been operating in two principal business segments, bio-fertilizer and livestock feed. Management believes that the following table highlights relevant information to the chief operation decision makers for measuring business performances and financing needs and preparing the corporate budget and other items. As most of the Company’s customers are located in China, no geographical segment information is presented.

	Bio-fertilizer	Livestock Feed	Corporate	Total
Three months ended September 30, 2006
Net sales	$17,381	$888,687	-	$906,068
Gross profit	6,333	46,850	-	53,183
Operating expenses	216,676	46,188	355,679	618,543
Operating profit (loss)	(210,343)	662	(355,679)	(565,360)
Interest (expense) income	(532)	7	(70,259)	(70,784)
Minority interest in subsidiary		(134)	-	(134)
Net income (loss)	(210,593)	803	(426,488)	(636,278)

Three months ended September 30, 2005
Net sales	3,422	-	-	3,422
Gross profit	(2,099)	-	-	(2,099)
Operating expenses	115,414	-	185,576	300,990
Operating profit (loss)	(117,514)	-	(186,476)	(303,089)
Interest (expense) income	(4,039)	-	(126,405)	(130,444)
Net income (loss)	(121,553)	-	(311,980)	(433,533)

Nine months ended September 30, 2006
Net sales	41,755	$888,687	-	$930,442
Gross profit	10,752	46,850	-	57,602
Operating expenses	493,684	46,188	740,132	1,280,004
Operating profit (loss)	(482,932)	662	(740,132)	(1,222,402)
Interest expense (income)	(9,337)	7	(111,305)	(120,635)
Minority interest in subsidiary	-	(134)	-	(134)
Net income (loss)	(493,051)	803	(850,923)	(1,343,171)

Total assets, as of September 30, 2006	2,360,253	495,664	798,768	3,654,685

Nine months ended September 30, 2005
Net sales	1,021,725	-	-	1,021,725
Gross profit	735,286	-	-	735,286
Operating expenses	426,754	-	667,361	1,094,115
Operating profit (loss)	308,532	-	(667,361)	(358,829)
Interest expense (income)	(8,616)	-	273,306	264,690
Other income	2,416	-	-	2,416
Net income (loss)	302,333	-	(923,436)	(621,103)

Total assets, as of September 30, 2005	3,665,435	-	30,527	3,695,962

--18--

16.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments -The Company previously leased an office in Beijing under an operating lease that expired in April 2005 with an aggregate monthly lease payment of approximately $2,882. This operating lease was replaced by another operating lease expiring in March 2008 with an aggregate monthly lease payment of approximately $5,107. Rent expense under the operating leases for the nine months ended September 30, 2006 and 2005 was $45,963 and $37,063, respectively.

The Company previously leased an office in the United States under a commercial lease agreement with China Star with an aggregate monthly lease payment of approximately $2,560. The lease expired in June 2005 and was replaced by another operating lease with a third party expiring in June 2008 with an aggregate monthly lease payment of approximately $1,000. Pursuant to the lease agreements, rent expense for the nine months ended September 30, 2006 and 2005 was $9,000 and $18,360, respectively.

The Company has entered into an agreement with Challenge Feed, its joint venture partner in Kiwa Tianjin, to lease several facilities for three years commencing on August 1, 2006.The total monthly rental is RMB 50,000 ($6,322). Pursuant to the lease agreement, rent expense from August 1 to September 30, 2006 was $12,644, of which 6,322 has been paid (See Note 10 above).

Lease commitments under the foregoing lease agreements are as follows:

Fiscal year	Amount
Remaining 3 months of 2006	$37,287
2007	149,148
2008	97,185
2009	50,576
Total	$334,196

Technology acquisition-On May 8, 2006 the Company entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co. Ltd. ("JKB"). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to the Company. Pursuant to the agreement the Company will pay JKB a transfer fee of RMB10 million (approximately $1.247 million), of which RMB 6 million will be paid in cash and RMB 4 million will be paid in stock. The cash portion will be paid in installments, the first installment RMB 3 million was set for May 23, 2006 initially, of which RMB 1 million has been paid (See Note 7 above) and both parties have agreed to extend the remaining RMB 2 million to December 31, 2006. Three other installments of RMB 1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB 4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu.

Investment commitment in Kiwa Tianjin - In July 2006, the Company established a joint venture, Kiwa Tianjin Feed Co., Ltd (“Kiwa Tianjin”), which committed us to invest $480,000 in six months for 80% of the equity in the joint venture. As of November 13, 2006, we had contributed $230,000 of our capital commitment.

--19--

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China - According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of November 13, 2006, the Company had invested approximately $2.6 million for the project. Management believes that neither the Company nor management will be liable for compensation or penalty if the commitment is not fulfilled (See Note 12 above).

17.	Subsequent event

On October 23, 2006, we entered into a Short Term Loan Agreement with China Star, pursuant to which China Star provided a loan of RMB 4 million (approximately $505,000) to the Company with an interest rate of 5% per annum. The loan is due on January 22, 2007.

--20--

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Bio-fertilizer. In 2002, Kiwa BVI chartered Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”), a wholly-owned subsidiary, in the Shandong province of China to engage in the bio-fertilizer business. We have developed a number of bio-fertilizer and other products for plants and are developing more. Our first product, a photosynthetic bacteria-based biological catalyst, was introduced in China’s agricultural market in November 2003. We had significant sales of this product in 2004 and the first half of 2005, but bio-fertilizer sales have been significantly reduced since then due to the temporary shutdown of our manufacturing facility. In the second half of 2005 we interrupted production at our manufacturing facility with the intention of upgrading the facility to produce a new, potentially lucrative series of bacillus bacteria-based fertilizer. Unfortunately an anticipated financing in the second half of 2005 did not close, which contributed to a shortage of working capital and prevented us from upgrading our facility as planned. Our sales volume in the second half of 2005 declined severely as a result of the temporary closing of our manufacturing facility and the delay in launching the new bacillus fertilizer product as planned. We restarted production in the late first quarter of 2006 but production volume has been low due to a shortage of working capital. In November 2006 we began the upgrade of our Kiwa Shandong facility which is expected to complete in February 2007.

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

Currently our manufacturing facility has the capability to produce seven varieties of leaf fertilizer, additional fertilizer, ground and other fertilizer. Due to the lack of our own bacillus production capability, we currently purchase semi-manufactured bacillus goods and reprocess our products with other fertilizer components according to our particular fertilizer formulations. When we have sufficient resources, we plan to upgrade our facility to 1,000 metric tons. These upgrades are expected to cost $500,000.

--21--

Livestock Feed. On July 11, 2006, we completed the formation of a joint venture in Tianjin China with Tianjin Challenge Feed Co., Ltd. (“Challenge Feed”). The joint venture is for the purpose of engaging in the development, manufacturing and marketing of biologically enhanced feed for livestock, and is set up through Kiwa Tianjin Feed Co. Ltd. (“Kiwa Tianjin”), a jointly-owned limited liability company. Pursuant to the joint venture agreement, Challenge Feed agreed to invest machinery and equipment used in bio-feeding stuff production lines with an agreed value of $120,000 for 20% of the equity of Kiwa Tianjin. The Company agreed to invest $480,000 in cash for 80% of the equity of Kiwa Tianjin. As of November 13, 2006, we had contributed $230,000 of our commitment. We are required to contribute the balance of our capital contribution balance by December 23, 2006.

Kiwa Tianjin’s total annual production capacity is approximately 40,000 metric tons of concentrated and supportive feeds. We began realizing revenues from Kiwa Tianjin as of August 2006.

Avian Flu Disinfector. On May 8, 2006 we entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co., Ltd. ("JKB"). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-Viral Aerosol technology for veterinary medicine applications to the Company. The AF-01 aerosol technology is a broad-spectrum antiviral agent with potent inhibitory and/or viricidal effects on a variety of RNA viruses found in animals and fowls such as bird flu. We signed the agreement to acquire the exclusive production right and other related rights to produce an anti-viral aerosol drug for use with animals. Our hope is to develop a commercialized product in the form of spray for applying in fowl houses and other animal holding facilities to prevent and cure virus-caused diseases.

We are now in the process of applying for a new animal medicine certification for the AF-01 technology. Before marketing this product, we will need to: (1) successfully complete a safety evaluation, pre-clinical study, pharmacological and toxicological test, clinical trial report, stability test report, environmental impact report and other obligatory experiments by statutory authorities; (2) acquire a company or factory with Good Manufacturing Practice (GMP) qualification and submit the new drug application in the name of the acquired company to the Administrative Department for Veterinary Medicine of State Council (the “Administrative Department”); (3) pass an evaluation by the veterinary drug evaluation institution established by the Administrative Department and pass a sample quality retrial by a test institution established by the Administrative Department after the application is accepted; (4) acquire a Administrative Certificate of New Veterinary Drug from the Administrative Department compliant with its drug qualification standards; and (5) pass an evaluation of manufacturing requirements by the Administrative Department and procure a Veterinary Drug Manufacturing License.

GOING CONCERN

See Section entitled “Going Concern” in Note 1 to the Consolidated Financial Statements in Item 1.

DISCUSSION AND ANALYSIS OF OPERATING RESULTS

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue

Total Revenues-Total revenues consist of bio-fertilizer sales and livestock feed sales. Total sales revenues for the nine months ended September 30, 2006 decreased by $91,283, representing an 8.9% decrease, to $930,442, as compared to $1,021,725 for the same period of the prior year. The decrease was mainly due to the significant decline of the bio-fertilizer revenue since the second half of 2005. It was offset by significant revenues from our livestock feed segment, which generated sales of approximately $888,000 for the two months following Kiwa Tianjin’s commencement of operations in August 2006.

--22--

Bio-fertilizer sales-Net sales for bio-fertilizer were $41,755 and $1,021,725 for the nine months ended September 30, 2006 and 2005 respectively, representing a 95.9% decrease. The primary cause of low sales in the nine months ended September 30, 2006 was the halt in operations at our manufacturing facility in the second half of 2005 to upgrade the facility to produce bacillus fertilizer. This upgrade was delayed due to the failure to obtain expected financing for it in the second half of 2005. We restarted production in the late first quarter of 2006 but volume has been low due to a shortage of working capital. In addition, approximately half of the net sales for the nine months ended September 30, 2005 were attributable to exports. The upgrade of Kiwa Shandong’s bio-fertilizer facilities commenced in November 2006 and is expected to be completed by February 2007.

Livestock feed sales-Net sales for livestock feed were $888,687 for the two months since Kiwa Tianjin’s commencements of operations in August 2006, which accounted for 95.5% of our total sales for the nine months ended September 30, 2006. There was no livestock feed business in 2005.

Cost of Sales

The cost of sales for the nine months ended September 30, 2006 increased by $586,401 to $872,840 compared to $286,439 for the same period of the prior year, representing a 204.7% increase. The increase was mainly due to the low average gross profit ratio of the livestock feed business.

Gross Profit

After taking into account the cost of sales for both bio-fertilizer and livestock feed, our gross profit for the nine months ended September 30, 2006 decreased by approximately $677,684 to $57,602, representing a 92.2% decrease, compared to gross profit of $735,286 for the same period of the prior year. The decrease in gross profit was primarily attributable to the low average gross profit ratio of the livestock feed business and the revenue from livestock feed, which accounted for 95.5% or our revenue during the period. The following table summarizes certain information related to the various components of revenue.

	Bio-fertilizer	Livestock feed	Total
Nine months ended September 30, 2006

Net sales	$41,755	$888,687	$930,442
Cost of sales	31,003	841,837	872,840
Gross profit (loss)	10,752	46,850	57,602
Gross profit (loss) ratio	25.8%	5.3%	6.2%

Nine months ended September 30, 2005

Revenue	$1,021,725	$-	$1,021,725
Cost of sales	286,439	-	286,439
Gross profit	735,286	-	735,286
Gross profit ratio	72.0%	0.0%	72.0%

Consulting and Professional Fees

Consulting and professional fees were $532,880 and $500,031 for the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $32,849 or 6.5%. The increase is mainly due to financing commissions and legal fees relating to the issuance and sale of 6% Notes.

Officers’ Compensation

Officers’ compensation increased by $130,605, or 397.6%, to $163,451 for the nine months ended September 30, 2006, as compared to $32,846 for the nine months ended September 30, 2005. The increase is primarily due to three employment agreements with three key executives, commencing on January 1, 2006 and August 1, 2006, respectively, and the fair value of shares as compensation to an employee charged to expenses in the second quarter of 2006. One of these three key executives, Mr. Wei Li, did not earn any compensation during the same periods of 2005.

--23--

General and Administrative

General and administrative expense was $375,991 for the nine months ended September 30, 2006, as compared to $477,389 for the same period of 2005, a decrease of $101,398, or 21.2%. The decrease was primarily due to decreased personnel-related costs and other daily expenses corresponding with operation status.

General and administrative expenses mainly include salaries, selling expenses, travel and entertainment, rent, office expense, telephone expense and insurance costs.

Research and Development Expense

Research and development expense increased by $53,213 (an increase of 530.0%), to $63,253 for the nine months ended September 30, 2006, as compared to $10,040 for the same period of prior year. The increase is mainly due to expenses for Kiwa & CAU Research and Development Center pursuant to an agreement with China Agricultural University commencing on July 1, 2006 and depreciation of new research equipment purchased in the fourth quarter of 2005.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation and amortization included in cost of sales, increased $19,482, or 26.4%, to $93,291 for the nine months ended September 30, 2006, as compared to $73,809 for the nine months ended September 30, 2005. This increase is mainly the result of partial depreciation of our facilities recognized as current-period charges because of abnormal lower-volume production for the nine months ended September 30, 2006.

Allowance and provision

During the nine months ended September 30, 2006, we accrued an inventory impairment allowance of $48,039 and a doubtful receivable allowance of $3,099. There was no such allowance and provision for the same period of prior year.

Interest Expense

Interest expense decreased by $144,055 (an decrease of 54.4%), to $120,635 for the nine months ended September 30, 2006, as compared to interest expense of $264,690 for the nine months ended September 30, 2005. The decrease is due to the amortization of fair value of beneficial conversion feature of 12% Loan for the nine months ended September 30, 2005, and there was no expenses of the same kind charged in the same period of this year.

Comprehensive Loss

Comprehensive loss increased by $718,813, or 120.6%, to $1,314,815 for the nine months ended September 30, 2006, as compared to $596,002 for the comparable period of 2005. The reasons for the increase in comprehensive loss as compared to the comparable periods in 2005 primarily include: (1) gross profit decreased by $677,684; (2) operating expenses increased by $185,889; and (3) interest expense decreased by $144,055.

Net Loss Per Common Share

Net loss per common share for the nine months ended September 30, 2006 was $0.022 compared to $0.013 for the same period of the prior year.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue

Total Revenues-Total revenues consist of bio-fertilizer sales and livestock feed sales. Total revenues for the three months ended September 30, 2006 increased by $902,646, to $906,068 as compared to $3,422 for the same period of the prior year (reflecting a 263-fold increase). The increase was mainly due to the significant revenue generated from livestock feed sales in the third quarter of 2006.

--24--

Bio-fertilizer sales-Net sales for bio-fertilizer were $17,381 and $3,422 for the three months ended September 30, 2006 and 2005 respectively, representing a 407.9% increase. The primary cause of low sales in the three months ended September 30, 2006 was the halt in operations at our manufacturing facility in the second half of 2005 to upgrade the facility to produce bacillus fertilizer. This upgrade was delayed due to the failure to obtain expected financing for it in the second half of 2005. We restarted production in the late first quarter of 2006 but volume has been low due to a shortage of working capital. The upgrade of Kiwa Shandong’s equipment commenced in the beginning of November 2006 and is expected to be completed by February 2007.

Livestock feed sales-Net sales for livestock feed were $888,687 for two months since Kiwa Tianjin began operation in August, 2006, which accounted for 98.0% of our total sales for the nine months ended September 30, 2006. There was no livestock feed business in 2005.

Cost of Sales

The cost of sales for the three months ended September 30, 2006 increased by $847,364 to $852,885 compared to $5,521 for the same period of the prior year, reflecting a 153-fold increase. The increase was consistent with the increase of revenue and the low gross profit ratio of the livestock feed business.

Gross profit

After taking into account the cost of sales for both bio-fertilizer and livestock feed, our gross profit for the three months ended September 30, 2006 increased by approximately $55,282 to $53,183, compared to gross profit of negative $2,099 for the same period of the prior year. The increase in gross profit was primarily attributable to the increase of livestock feed sales. The following table summarizes certain information related to the various components of revenue.

	Bio-fertilizer	Livestock feed	Total
Three months ended September 30, 2006

Net sales	$17,381	$888,687	$906,068
Cost of sales	11,048	841,837	852,885
Gross profit (loss)	6,333	46,850	53,183
Gross profit (loss) ratio	36.4%	5.3%	5.9%

Three months ended September 30, 2005

Revenue	$3,422	$-	$3,422
Cost of sales	5,521	-	5,521
Gross profit (loss)	(2,099)	-	(2,099)
Gross profit (loss) ratio	-	-	-

Consulting and Professional Fees

Consulting and professional fees were $244,566 and $153,634 for the three months ended September 30, 2006 and 2005, respectively, representing an increase of $90,932 or 59.2%. The increase is mainly due to financing commissions and legal fees relating to the issuance and sale of our 6% Notes.

Officers’ Compensation

Officers’ compensation increased by $40,517, or 515.2%, to $48,381 for the three months ended September 30, 2006, as compared to $7,864 for the nine months ended September 30, 2005. The increase is primarily due to the three employment agreements with three key executives, commencing on January 1, 2006 and August 1, 2006, respectively. Moreover, one of these two key executives, Mr. Wei Li, did not earn any compensation during the same periods of 2005.

--25--

General and Administrative

General and administrative expense was $207,606 for the three months ended September 30, 2006, as compared to $115,255 for the same period of 2005, an increase of $92,351, or 80.1%. The reason for the increase was that the operation recovery of Kiwa Shandong and newly establishment of Kiwa Tianjin resulted in corresponding increase of daily expenses.

General and administrative expenses mainly include salaries, selling expenses, travel and entertainment, rent, office expense, telephone expense and insurance costs.

Research and Development Expense

Research and development expense increased by $45,274, or 27-fold, to $46,891 for the three months ended September 30, 2006, as compared to $1,617 for the same period of prior year. The increase is mainly due to expenses for Kiwa & CAU Research and Development Center pursuant to an agreement with China Agricultural University commencing on July 1, 2006 and depreciation of new research equipment purchased in the fourth quarter of 2005.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation and amortization included in cost of sales, increased $440, or 1.9%, to $23,060 for the three months ended September 30, 2006, as compared to $22,620 for the three months ended September 30, 2005.

Allowance and provision

During the three months ended September 30, 2006, we accrued an inventory impairment allowance of $48,039. There was no such allowance and provision for the same period of the prior year.

Interest Expense

Interest expense decreased $59,660, or 45.7%, to $70,784 for the nine months ended September 30, 2006, as compared to interest expense of $130,444 for the nine months ended September 30, 2005. The decrease is mainly due to the amortization of fair value of beneficial conversion feature of 12% Loan for the nine months ended September 30, 2005, and there was no expense of the same kind charged in the same period of this year.

Comprehensive Loss

Comprehensive loss increased by $977,503, or 239.3%, to $1,385,935 for the three months ended September 30, 2006, as compared to $408,432 for the comparable period of 2005. The reasons for the increase in comprehensive loss as compared to the comparable periods in 2005 primarily include: (1) gross profit increased by $55,282; (2) operating expenses increased by $445,887; and (3) interest decreased by $59,660.

Net Loss Per Common Share

Net loss per common share for the three months ended September 30, 2006 was $0.010 compared to $0.008 for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and to execute our business plan. During the nine months ended September 30, 2006, we raised $106,318 in debt financing from two related parties, $745,416 for the issuance of 5,000,000 shares of common stock under a stock purchase agreement dated as of March 10, 2006, and $1,592,500 for the first two payments in respect of the issuance of 6% Notes (see further discussion of 6% Notes in Note 13 to the Consolidated Financial Statements in Item 1). The third closing of 6% Notes in the amount of $857,500 occurred on October 31, 2006.

--26--

Our total liabilities exceed our total assets and we continue to suffer losses. Our total liabilities exceeded our assets by $98,199 and $564,993 at September 30, 2006 and December 31, 2005, respectively, and we incurred a net loss of $1,343,171 and $621,103 during the nine months ended September 30, 2006 and 2005, respectively. See further discussion of segment operation results in Note 15 to the Consolidated Financial Statements in Item 1.

As of September 30, 2006 and December 31, 2005, we had cash of $167,009 and $14,576, respectively. As of September 30, 2006 and December 31, 2005, our net working capital was $51,994 and ($1,006,983), respectively, reflecting current ratios of 1.03:1 and 0.55:1, respectively, as of such dates.

During the nine months ended September 30, 2006, our operations utilized cash of $1,458,177 as compared with $421,020 provided by operations for the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, we utilized $9,144 for the purchase of property and equipment, as compared to $229,187 utilized for the purchase of equipment for the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, we generated $1,585,253 from financing activities, consisting of the proceeds from issuance of common stock of $745,416, issuance of the 6% Notes in the amount of $1,592,500 and several advances from related parties of $106,318, offset by the repayments of amounts due to related parties of $553,942, convertible notes of $307,135 and long-term borrowings of $6,904. During the nine months ended September 30, 2005, we generated $634,949 from financing activities, consisting of the proceeds from the Cornell Note of $400,000, the 12% Loan of $320,000, advances from related parties of $321,337, and offset by the repayments of short-term loan of $50,000, the 10% Loan of $350,000, and long-term borrowings of $6,388.

We do not anticipate generating sufficient positive internal operating cash flow to fund our planned operations for several years, and our foreseeable cash flow position in the short term is tight. In the next six months we estimate that we will need at least $1 million to make interest payments on debt obligations due within one year, satisfy accounts payable to venders and service providers, and pay the $250,000 remaining on our capital commitment to Kiwa Tianjin. Further, the upgrade of our bio-fertilizer facility is expected to cost $500,000, and as soon as we have sufficient cash, our plan is to invest $2 million on the development of our AF-01 anti-viral aerosol agent project associated with research, development, acquirement of a Good Manufacturing Practice (GMP) factory and sale of anti-viral aerosol agents.

We expect that we will need to seek additional sources of funding to sustain our operations. In the next year, we intend to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in obtaining this financing. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

MAJOR CUSTOMERS AND SUPPLIERS

Bio-fertilizer - Three customers accounted for 52.7%, 11.3% and 10.1%, respectively, of our net sales for the three months ended September 30, 2006 and three other customers accounted for 28%, 15% and 11%, respectively, of our net sales for the three months ended September 30, 2005.

Two customers accounted for 21.8%, and 17.4%, respectively, of our net sales for the nine months ended September 30, 2006, and three customers accounted for 38%, 32% and 28%, respectively, of our net sales for the nine months ended September 30, 2005.

Three suppliers accounted for 20.8%, 17.3% and 14.1%, of our purchases of raw materials for the three months ended September 30, 2006 and one supplier accounted for 99% of our purchases of raw materials for the three months ended September 30, 2005.

--27--

Four suppliers accounted for 18.5%, 17.7%, 13.9 and 11.3%, respectively, of our purchases of raw materials for the nine months ended September 30, 2006, and 64%, 17% and 12%, respectively, of our purchases of raw materials for the nine months ended September 30, 2005. The raw materials used in our products are available from a variety of alternative sources.

Livestock feed - Our livestock feed business began in August 2006. For the two months ended September 30, 2006, three customers accounted for 16.6%, 6.4% and 6.2%, respectively, of our net sales.

For the two months ended September 30, 2006, three suppliers accounted for 59.6%% and 15.5%, of our purchases of raw materials. The largest supplier is Challenge Feed, our joint venture partner in Kiwa Tianjin, from which we purchased both raw materials and finished goods. See Note 10 to the Consolidated Financial Statements in Item 1.

COMMITMENTS AND CONTINGENCIES

See Note 16 to the Consolidated Financial Statements in Item 1.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2006 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

See Note 10 to the Consolidated Financial Statements in Item 1.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements in Item 1.

--28--

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

--29--

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are not aware of any such proceedings known to be contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note 13 to the Consolidated Financial Statements in Item 1 under Part I regarding issuance by the Company of its 6% long-term convertible notes payable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting held on September 12, 2006, a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares was approved by the required vote of our stockholders.

At the annual meeting of the stockholders held on September 12, 2006, an amendment to our Stock Incentive Plan was approved by the required vote of the Company’s stockholders. As of September 30, 2006, there are 3,047,907 shares of the Company’s common stock reserved for the issuance of stock options and stock purchase rights under the amended Plan, of which not more than 500,000 shares may be granted to any participant in any fiscal year.

ITEM 5. OTHER INFORMATION

Material Contracts

On October 31, 2006, we entered into an agreement amending the registration rights agreement applicable to our 6% long term convertible notes. The amendment reduced our obligation under the registration rights agreement to register conversion shares relating to the notes from two and one quarter times the total number of shares issuable pursuant to the notes to one times the total number of shares issuable pursuant to the notes, and to otherwise relax our registration obligations under the registration rights agreement to the extent that SEC rules or SEC staff positions prevent the inclusion of any registrable securities under the registration rights agreement in a registration statement. The amendment to the registration rights agreement is included as Exhibit 10.52 to this report.

On August 8, 2006, we entered into a letter of credit contract (through our subsidiary Kiwa Bio-Tech Products Group Ltd.) with UPB International Sourcing Limited (“UPB”), a related party, whereby we engaged UPB to issue a $38,500,000 letter of credit in our favor to a urea supplier under a urea purchase contract to which we are a party. The letter of credit contract provides that the letter of credit will have a term of one year, and that we will pay UPB a commission equal to 2% of the total credit line, of which 50% will be paid in one month from the date of execution, and the balance must be paid upon the close of the first shipment of urea under the urea purchase contract. As of September 30, 2006, we had paid the first installment (approximately $385,000) under the letter of credit contract. See Note 4 and Note 10 to the Condensed Consolidated Financial Statements in Item 1 under Part I. On August 20, 2006, we entered into a supplementary agreement with UPB amending the letter of credit contract to amend the term of the letter of credit from one year to 90 days. The letter of credit can be reissued each time its term expires until the expiration of the stated term of the urea purchase contract. Under the supplementary agreement, UPB guaranteed that the letter of credit will be continuous and available at all times during the stated term of the urea purchase contact. The letter of credit agreement and supplementary agreement are included to this report as Exhibits 10.53, and 10.54, respectively.

On October 23, 2006, we entered into a short-term loan agreement (through our subsidiary Kiwa Bio-Tech Products (Shandong) Co., Ltd) with China Star Investment Management Co., Ltd., a related party. Under the loan agreement, China Star provided a loan of RMB 4 million (approximately $505,000) to us with an interest rate of 5% per annum. The loan is due on January 22, 2007. The loan agreement is included to this report as Exhibit 10.55.

--30--

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Description of Exhibits

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
2.1	Agreement and Plan of Merger, dated March 11, 2004, by and among Tintic Gold Mining Company, TTGM Acquisition Corporation, and Kiwa Bio-Tech Products Group Ltd.	Form 8-K filed on March 29, 2004	2.1
2.2	Agreement and Plan of Merger, dated July 22, 2004, between Kiwa Bio-Tech Products Group Corporation, a Utah corporation, and Kiwa Bio-Tech Products Group Corporation.	Form 8-K filed on July 23, 2004	2.1
3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23 2004	3.1
3.2	Bylaws, effective as of July 22, 2004.	Form 8-K filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of September 27, 2006.	Filed herewith.
10.1	Standby Equity Distribution Agreement, dated July 6, 2004, between Cornell Capital Partners, LP and Kiwa Bio-Tech Products Group Corporation.	Form SB-2 filed on August 2, 2004	10.1
10.2	Placement Agent Agreement, dated July 6, 2004, between Newbridge Securities Corporation and Kiwa Bio-Tech Products Group Corporation.	Form SB-2 filed on August 2, 2004	10.2
10.3	Registration Rights Agreement, dated July 6, 2004, between Cornell Capital Partners, LP and Kiwa Bio-Tech Products Group Corporation.	Form SB-2 filed on August 2, 2004	10.3
10.4	Warrant Purchase Agreement, dated March 12, 2004, issued to Westpark Capital, Inc.	Form 10-QSB filed on May 20, 2004	10.1
10.5	Convertible Loan Agreement, dated January 25, 2004 between Kiwa Bio-tech Products Group Ltd. and Kao Ming Investment Company	Form 10-QSB filed May 20, 2004	10.2
10.6	Convertible Loan Agreement dated March 12, 2004 for $200,000 between Kiwa Bio-Tech Products Group Corporation and Jzu Hsiang Trading Co., Ltd.	Form 10-QSB filed on August 20, 2004	10.1
10.7	Engagement agreement between Kiwa Bio-Tech Products Group Corporation and Cinapsys Inc. dated May 24, 2004	Form 10-QSB filed on August 20, 2004	10.3
10.8	Patent Transfer Agreement dated April 12, 2004, between Kiwa Bio-Tech Products (Shandong) Co., Ltd. and China Agricultural University.	Form SB-2/A filed on October 8, 2004	10.5
10.9	Patent Transfer Contract, dated April 12, 2004, between Kiwa Bio-Tech Products Group Corporation and China Agricultural University	Form SB-2/A filed on November 23, 2004	10.5
10.10	Contract of Project of Venture Capital of Zoucheng Science & Technology Plan (Contract No.: 2004) among KIWA Bio-Tech Products (Shandong) Company, Science & Technology Bureau and Zoucheng Branch of China Commercial Bank of ICBC dated April 2004.	Form SB-2/A filed on October 8, 2004	10.6
10.11	Contract of Project of Venture Capital of Zoucheng Science & Technology Plan (Contract No. 2002) among KIWA Bio-Tech Products (Shandong) Company, Zoucheng Science & Technology Bureau and Zoucheng Branch of China Commercial Bank of ICBC dated November 2002.	Form SB-2/A filed on October 8, 2004	10.7

--31--

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
10.12	Contract of Project of Venture Capital of Zoucheng Science & Technology Plan (Contract No. 2002) among KIWA Bio-Tech Products Group Limited, Zoucheng Municipal People’s Government Bureau and Zoucheng Branch of China Commercial Bank of ICBC dated May 26, 2002.	Form SB-2/A filed on November 23, 2004	10.7
10.13	PBC Project Investment Agreement between KIWA Bio-Tech Products Group Limited and Zoucheng Municipal Government dated June 25, 2002	Form 10-KSB filed on April 13, 2005	10.13
10.14	Employment Agreement dated March 18, 2003 between Kiwa Bio-Tech Products Group and Lian jun Luo	Form SB-2/A filed on November 23, 2004	10.13
10.15	Employment Agreement dated March 18, 2003 between Kiwa Bio-Tech Products Group and Bin Qu	Form SB-2/A filed on November 23, 2004	10.14
10.16	Convertible Loan Agreement dated October 20, 2003 between China Star Investment Group and Kiwa Bio-Tech Products Group Ltd., as amended by letter agreement dated August 1, 2004	Form SB-2/A filed on October 8, 2004	10.8
10.17	Loan Agreement dated July 26, 2004 between China Star Investment Group and Kiwa Bio-Tech Products Group Corporation	Form SB-2/A filed on November 23, 2004	10.15
10.18	Commercial Lease Agreement dated April 1, 2004 between Kiwa Bio-Tech Products Group Corporation and China Star Investment Company.	Form SB-2/A filed on October 8, 2004	10.10
10.19	Convertible Note Agreement dated September 23, 2004 among Kiwa Bio-Tech Products Group Corporation and Young San Kim and Song N. Bang	Form 10-QSB filed on November 15, 2004	10.4
10.20	Amendment, dated April 7, 2005, to Convertible Note Agreement dated September 23, 2004 among Kiwa Bio-Tech Products Group Corporation and Young San Kim and Song N. Bang	Form 10-KSB filed on April 13, 2005	10.20
10.21	Common Stock Warrant dated September 23, 2004, issued by Kiwa Bio-Tech Products Group Corporation to Young San Kim	Form 10-QSB filed on November 15, 2004	10.5
10.22	Common Stock Warrant dated September 23, 2004, issued by Kiwa Bio-Tech Products Group Corporation to Song N. Bang	Form 10-QSB filed on November 15, 2004	10.6
10.23	Promissory Note of Kiwa Bio-Tech Products Group Corporation, principal amount $400,000, issued to Cornell Capital Partners, LP on January 4, 2005, as amended by letter agreements dated March 21, 2005 and April 5, 2005.	Form 10-KSB filed on April 13, 2005	10.23
10.24	Payment Acknowledgment and Release, dated June 8, 2005, among Kiwa Bio-Tech Products Group Corporation and Young San Kim and Song N. Bang	Form 10-QSB filed on May 20, 2005	10.1
10.25	Advance Agreement, dated May 23, 2005, between Kiwa Bio-Tech Products Group Corporation and Mr. Wei Li.	Form 10-QSB filed August 15, 2005	10.2
10.26	Promissory Note of Kiwa Bio-Tech Products Group Corporation, principal amount $150,000, issued to Donald Worthly dated May 30, 2005, as amended June 1, 2005.	Form 8-K filed on August 12, 2005	10.1
10.27	Promissory Note of Kiwa Bio-Tech Products Group Corporation, principal amount $70,000, issued to Gertrude Yip dated May 30, 2005, as amended.	Form 8-K filed on August 12, 2005	10.2

--32--

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
10.28	Promissory Note of Kiwa Bio-Tech Products Group Corporation, principal amount $100,000, issued to Hiro Sugimura and Elaine Sugimura dated June 16, 2005.	Form 8-K filed on August 12, 2005	10.3
10.29	Advance Agreement, dated June 29, 2005, between Kiwa Bio-Tech Products (Shandong) Co. Ltd. and China Star Investment Management Co. Ltd.	Form 10-QSB filed on August 15, 2005	10.7
10.30	Advance Agreement, dated September 30, 2005, between Kiwa Bio-Tech Products (Shandong) Co. Ltd. and China Star Investment Management Co. Ltd.	Form 10-QSB filed on November 21, 2005	10.1
10.31	Advance Agreement, dated December 31, 2005, between Kiwa Bio-Tech Products (Shandong) Co. Ltd. and China Star Investment Management Co. Ltd.	Form 10-KSB filed April 17, 2006	10.31
10.32	Stock Purchase Agreement dated March 10, 2006 between Kiwa Bio-Tech Products Group Corporation and Guilian Li Ziyang Zong	Form 8-K filed on March 15, 2006	10.1
10.33	Termination Agreement between Kiwa Bio-Tech Products Group Corporation and Cornell Capital dated on March 31, 2006	Form 8-K filed on April 4, 2006	10.1
10.34	Supplementary Agreement for Stock Purchase Agreement dated on April 13, 2006	Form 10-KSB filed on April 17, 2006	10.34
10.35	Supplementary Agreement for Stock Purchase Agreement dated on May 12, 2006	Form 10-QSB filed on May 15, 2006	10.35
10.36	Advance Agreement, dated March 31, 2006, between Kiwa Bio-Tech Products (Shandong) Co. Ltd. and China Star Investment Management Co. Ltd.	Form 10-QSB filed on May 15, 2006	10.36
10.37	Technology Transfer Agreement dated May 8, 2006, between Kiwa Bio-Tech Products Group Corporation and Jinan Kelongboao Bio-Tech Co., Ltd.	Form 8-K filed on May 8, 2006	10.1
10.38	Acquisition Framework Agreement between the Company and Beijing Huasheng Medicine Co., dated May 10, 2006	Form 8-K filed on May 8, 2006	10.2
10.39	Securities Purchase Agreement, dated as of June 29, 2006 between Kiwa Bio-Tech Products Group Corporation and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC, Double U Master Fund LP, and Nite Capital LP (collectively, the “Purchasers”)	Form 8-K filed on July 5, 2006	10.01
10.40	Registration Rights Agreement, dated as of June 29, 2006 between Kiwa Bio-Tech Products Group Corporation and the Purchasers	Form 8-K filed on July 5, 2006	10.02
10.41	Security Agreement, dated as of June 29, 2006, between Kiwa Bio-Tech Products Group Corporation and the Purchasers	Form 8-K filed on July 5, 2006	10.03
10.42	Intellectual Property Security Agreement, dated as of June 29, 2006, between Kiwa Bio-Tech Products Group Corporation and the Purchasers	Form 8-K filed on July 5, 2006	10.04
10.43	Pledge Agreement, dated as of June 29, 2006, among Kiwa Bio-Tech Products Group Corporation, Wei Li, and the Purchasers	Form 8-K filed on July 5, 2006	10.05
10.44	Form of Callable Secured Convertible Note, dated as of June 29, 2006, issued by Kiwa Bio-Tech Products Group Corporation to the Purchasers	Form 8-K filed on July 5, 2006	10.06
10.45	Form of Stock Purchase Warrant, dated as of June 29, 2006, issued by Kiwa Bio-Tech Products Group Corporation to the Purchasers	Form 8-K filed on July 5, 2006	10.07

--33--

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
10.46	Contract for Joint Venture dated July 11, 2006 between Kiwa Bio-Tech Products Group Corporation and Tianjin Challenge Feed Co., Ltd.	Form 8-K filed on July 14, 2006	10.01
10.47	Contract for urea dated July 28, 2006 between Kiwa Bio-Tech Products Group Ltd. and China Hua Yang Roneo Corporation.	Form 8-K filed on August 2, 2006	10.1
10.48	Contract for urea dated July 31, 2006 between Kiwa Bio-Tech Products Group Ltd. and Shengkui Technologies, Inc.	Form 8-K filed on August 2, 2006	10.2
10.49	Employment Agreement dated July 31, 2006 between Kiwa Bio-Tech Products Group Ltd. and Wei Li	Form 8-K filed on August 7, 2006	10.1
10.50	Employment Agreement dated July 31, 2006 between Kiwa Bio-Tech Products Group Ltd. and Lianjun Luo	Form 8-K filed on August 7, 2006	10.2
10.51	Employment Agreement dated September 25, 2006 between Kiwa Bio-Tech Products Group Ltd. and Juhua Wang	Form 8-K/A filed on September 25, 2006	10.1
10.52	Amendment to Registration Right Agreement dated as of October 31, 2006, by and among Kiwa Bio-Tech Products Group Corporation and the Purchasers	Filed herewith
10.53	Contract dated August 8, 2006, by and among Kiwa Bio-Tech Products Group Ltd. and UPB International Sourcing Limited	Filed herewith
10.54	Supplementary Agreement, dated August 20, 2006, by and between Kiwa Bio-Tech Products Group Ltd. and UPB International Sourcing Limited	Filed herewith
10.55	Short Term Loan Agreement, dated as of October 23, 2006, by and among Kiwa Bio-Tech Products (Shandong) Co., Ltd and China Star Investment Management Co., Ltd.	Filed herewith
21	List of Subsidiaries	Form 10-QSB filed on May 20, 2005	21
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

--34--

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li	November 15, 2006	Chief Executive Officer and Chairman of the Board of Directors
Wei Li		(Principal Executive Officer)

/s/ Lian jun Luo	November 15, 2006	Chief Financial Officer and Director
Lian jun Luo		(Principal Financial Officer and Principal Accounting Officer)

--35--