Form 10KSB
period 2006-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2007-04-02
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission File Number: 000-33167

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Name of small business issuer in its charter)

Delaware	77-0632186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

415 West Foothill Blvd, Suite 206
Claremont, California 91711-2766
(909) 626-2358
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	OTC Bulletin Board
(Title of Each Class)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no such disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant’s revenues for its fiscal year ended December 31, 2006 were $3,306,715.

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of March 29, 2007 was approximately $9,111,022

The number of shares of registrant’s common stock outstanding as of March 29, 2007 was 72,085,983.
Transitional Small Business Disclosure Format: YES ☐ NO ☑

i

TABLE OF CONTENTS

Page

PART I		1

ITEM 1	BUSINESS	1
The Company		1
Strategies		2
Intellectual Property and Product Lines		3
Market Overview		5
Competition		8
Raw Materials and Suppliers		10
Customers		11
Seasonality		11
Employees		12
Regulatory Concerns		12
Environmental Matters		12
Legal Proceedings		12
Risk Factors		12
ITEM 2	PROPERTY	23
ITEM 3	LEGAL PROCEEDINGS	24
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

PART ΙΙ		25

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	25
ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	26
Overview		26
Going Concern		26
Trends and Uncertainties in Regulation and Government Policy in China		27
Critical Accounting Policies and Estimates		29
Major Customers and Suppliers		30
Results of Operations		31
Liquidity and Capital Resources		33
Commitments and Contingencies		34
Off-Balance Sheet Arrangements		34
Related Party Transactions		34
Recent Accounting Pronouncements		34
ITEM 7	FINANCIAL STATEMENTS	34
ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	34
ITEM 8A	CONTROLS AND PROCEDURES	35
ITEM 8B	OTHER INFORMATION	35

PART III		36

PART I
ITEM 1 BUSINESS

The Company

References herein to “we”, “us”, “our” or “the Company” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned and majority-owned subsidiaries unless the context specifically states or implies otherwise.

We are the result of a share exchange transaction completed in March 2004 between the shareholders of Tintic Gold Mining Company (“Tintic”), a corporation originally incorporated in the state of Utah on June 14, 1933 to perform mining operations in Utah, and the shareholders of Kiwa Bio-Tech Products Group Ltd. (“Kiwa BVI”), a company originally organized under the laws of the British Virgin Islands on June 5, 2002. The share exchange resulted in a change of control of Tintic, with former Kiwa BVI stockholders owning approximately 89% of Tintic on a fully diluted basis and Kiwa BVI surviving as a wholly-owned subsidiary of Tintic. Subsequent to the share exchange transaction, Tintic changed its name to Kiwa Bio-Tech Products Group Corporation. On July 21, 2004, we completed our reincorporation in the State of Delaware.

We have established two subsidiaries in China: (1) Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) in 2002 and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006. The following chart summarizes our organizational and ownership structure.

We develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture. Our main product groups are bio-fertilizer, biologically enhanced livestock feed, and animal drugs and disinfectants. Our products are designed to enhance the quality of human life by increasing the value, quality and productivity of crops and decreasing the negative environmental impact of chemicals and other wastes.

Bio-fertilizer

We have developed a number of bio-fertilizer and other products for plants and are developing more. In 2002, Kiwa BVI chartered Kiwa Shandong, a wholly-owned subsidiary organized under the laws of China, as its offshore fertilizer manufacturing base to capitalize on low cost, high quality manufacturing advantages available in China. In October 2003, Kiwa Shandong completed the first phase of construction of its manufacturing facility in Shandong Province, China. In November 2003, Kiwa Shandong began shipping its first bio-fertilizer product to the agricultural market in China.

Sales of bio-fertilizer in 2006 and the second half of 2005 were disappointingly low. In order to develop bacillus fertilizer products, we closed our existing manufacturing facility in Shandong in mid 2005 for a facility upgrade and used our working capital to purchase raw materials for producing bacillus fertilizer. However, an anticipated financing in the fourth quarter of 2005 was not realized and the upgrade plan had to be suspended temporarily due to capital shortage. In 2006, we resumed small-scale production, but the volume remained very low. We closed a financing in the second half 2006, which allowed us to resume the upgrade of our facility. We expect to complete the upgrade by June 2007.

Bio-enhanced Feed

On July 11, 2006, we entered into a joint venture with Tianjin Challenge Feed Co., Ltd. (“Challenge Feed”) to engage in the developing, manufacturing and marketing of biologically enhanced feed for livestock. The joint venture is through Kiwa Tianjin, our 80% subsidiary formed under the laws of China. Pursuant to the joint venture agreement between the Company and Challenge Feed, we invested $480,000 in cash for our 80% equity share of Kiwa Tianjin and Challenge Feed invested machinery and equipment used in one of its two bio-feedstuff production lines with an agreed value of $120,000 for the remaining 20% equity. We also lease another production line from Challenge Feed. With these two production lines, Kiwa Tianjin’s total annual production capacity is approximately 40,000 metric tons of concentrated and supportive feeds. Since it began operation in August, 2006, sales amounted to $2,459,789 through December 31, 2006.

AF-01 Anti-viral Aerosol

On May 8, 2006 we entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co. Ltd. (“JKB”), which will become fully effective when we have finished paying the first installment of consideration according to the payment schedule in the contract. Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-Viral Aerosol technology for veterinary medicine applications to the Company. The AF-01 aerosol technology is a broad-spectrum antiviral agent with potent inhibitory and/or viricidal effects on a variety of RNA viruses found in animals and fowls such as bird flu. We acquired the exclusive production right and other related rights to produce an anti-viral aerosol drug for use with animals. Our hope is to develop a commercialized product in the form of a spray for applying in fowl houses and other animal holding facilities to prevent and cure virus-caused diseases.

We are now in the process of applying for statutory licenses for the AF-01 technology. Before marketing this product, we will need to: (1) successfully complete a safety evaluation, pre-clinical study, pharmacological and toxicological test, clinical trial report, stability test report, environmental impact report, residue depletion test and other obligatory experiments by statutory authorities; (2) pass an evaluation by the veterinary drug evaluation institution established by Administrative Department for Veterinary Medicine of State Council (the “Administrative Department”) and pass a sample quality retrial by a test institution established by the Administrative Department after the application is accepted; (3) acquire a Registration Certificate of New Veterinary Drug from the Administrative Department compliant with its drug qualification standards; (4) acquire a company or factory with GMP qualification and submit the application for Approval Number of Veterinary Drug Products in the name of the acquired company to the Administrative Department; and (5) pass an evaluation of manufacturing requirements by the Administrative Department and procure a Veterinary Drug Manufacturing License. There can be no assurance that we can acquire such prerequisite approvals and licenses, or how much time it will take.

Such procedures are subject to Regulations on Administration of Veterinary Drugs promulgated by Decree No. 404 of the State Council of China on April 9, 2004, Measures for Registering of Veterinary Drugs and Measures for Administration of Approval Number of Veterinary Drug Products promulgated by Decree No. 44 and No.45 respectively of the PRC Ministry of Agriculture on November 24, 2004, and other applicable rules and regulations of China.

Pursuant to the Technology Transfer Agreement, JKB will exclusively supply to us the raw material medicine for AF-01 anti-viral aerosol, which must have an index of 200,000 zymolysis units per milliliter. There is no alternative supplier if JKB fails to perform its supply obligations on the contract.

Strategies

With the world’s largest population to feed, China’s demand for agricultural products is immense. Problems with pollution and soil contamination have increased pressure on the Chinese government to conserve land and enhance environmental protection. Serious diseases such as H5N1 avian flu are spreading around the world and have threatened animal husbandry. More critically, such diseases have threatened the health and safety of humans through possible bird to human and human to human transmission. China thus faces an urgent need to improve unit land yield, prevent and treat such diseases, and reduce pollution. We plan to address this need through the development of our ag-biotech products which may resolve many of these problems in environmentally friendly ways. To exploit this opportunity, our core strategies are as follows:

●	build a platform for world-class biotechnological research and development results to be commercialized into products for applications in agriculture;

●	invest in mature technologies that will not require large amounts of research expense to develop into commercial products;

●	establish strategic alliances for research and development, sales and distribution and customer acquisition with complimentary entities in the biological-agriculture industry;

●	establish manufacturing capability in China by improving our existing facility, constructing new facilities or acquiring established facilities;

●	enhance overall management systems, operational structure and corporate governance; and

●	utilize proprietary technology to supply products at lower cost than our competitors.

Our sales strategy involves utilizing both a direct sales force and distribution networks. Our distribution efforts are expected to include the following:

●	leveraging government support and existing rural area distribution networks to more effectively reach end-users;

●	cooperating with special agricultural production materials distributors who also help farmers resell their products;

●	focusing on large-to-medium size wholesalers of agricultural production materials at provincial and municipal levels;

●	establishing a three-level distribution network consisting of a company-centralized sales office, prefectural representative office and direct distributors in villages and towns; and

●	leveraging existing sales channel network of affiliates’ products to save costs of building the network from scratch.

We plan to target major agricultural companies and growers as customers that can realize significant financial benefits from using our products including:

●	high value crop (such as fruits and vegetables) growers and breed bases in China that supply major cities;

●	agricultural producers in China who export to Japan, Korea and other regional markets; and

●	“green” or organic growers throughout the world.

Given the global trend of customers favoring environmentally safe organically grown food, growers’ needs for higher yields and better quality and increasing pressure of treating and preventing such diseases as H5N1 avian flu, we also foresee strong market needs in other international markets including East Asia and Southeast Asia. We plan to explore these markets when the time is right.

Intellectual Property and Product Lines

Our goal is to build a platform to commercialize bio-technological research and development results for applications in agriculture and environmental protection. In this respect, we are working on developing cooperative research relationships with several universities and institutions in China. When our liquidity position improves, we also intend to continue to acquire technologies to reduce research and development costs and shorten commercialization cycles.

Bio-fertilizer

We have developed four series of bio-fertilizer products with bacillus spp and/or photosynthetic bacteria as core ingredients. Bacillus spp is one type of species that interacts with plants and promotes biological processes. It is highly effective for promoting plant growth, enhancing yield, improving quality and elevating resistances. Photosynthetic bacteria are a group of green and purple bacteria. Bacterial photosynthesis differs from green plant photosynthesis in that bacterial photosynthesis occurs in an anaerobic environment and does not produce oxygen. Photosynthetic bacteria can help enhance the photosynthetic capacity of green plants by increasing the utilization of sunlight. This helps keep the photosynthetic process at a vigorous level, enhancing the capacity of plants to transform inorganic materials to organic products. It greatly boosts overall plant health and the productivity of agricultural products.

Our photosynthetic bacteria based fertilizers are protected by trade secret. Our bacillus bacteria based fertilizers are protected by patents. On April 12, 2004, we entered into an agreement with China Agricultural University (“CAU”) to acquire from the university Chinese patent no. ZL 93101635.5 entitled “Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing”. The aggregate purchase consideration under the agreement was $480,411, of which $60,411 was paid in cash in 2004, and for the balance of the consideration, we issued 1,000,000 shares of our common stock to CAU in September 2004, valued at $0.42 per share based on its fair market value on July 20, 2004 (aggregate value of $420,000), the date when the transfer of the patent was approved.

The patent acquired from CAU covers six different species of bacillus which have been tested as bio-fertilizers to enhance yield and plant health. The production methods of the six species are also patented. The patent will expire on February 9, 2013. There are no limitations under this agreement on our exclusive use of the patent. Pursuant to our agreement with CAU, the university agreed to provide research and technology support services at no additional cost to us in the event we decide to use the patent to produce commercial products. These research and technology support services include: (1) furnishing faculty or graduate-level researchers to help bacteria culturing, sampling, testing, trial production and production formula adjustment; (2) providing production technology and procedures to turn the products into powder form while keeping live required bacteria in the products; (3) establishing quality standards and quality control systems; (4) providing testing and research support for us to obtain necessary sale permits from the Chinese government; and (5) cooperation in developing derivative products. CAU has been providing such services since August 2004. If the University fails to provide any of these support services, our remedy against the university would be to bring a breach of contract suit for damages.

We have obtained four fertilizer registration certificates from the Chinese government - three covering our bacillus bacteria fertilizer and one covering our photosynthetic bacteria fertilizer. Some of our products contains ingredients of both photosynthesis and bacillus bacteria. The four registration certificates are: (1) Microorganism Microbial Inoculum Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (2) Amino Acid Foliar Fomular Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (3) Organic Fertilizer Registration Certificate issued by Agriculture Department of Shandong Province, and (4) Water-run Fertilizer Registration Certificate issued by Agriculture Department of Shandong Province. Protected by these four Fertilizer Registration Certificates and three trademarks under the names of “KANGTAN”(Chinese translation name for Kiwa), “ZHIGUANGYOU” and “PUGUANGFU,” we have developed four series of bio-fertilizer products with bacillus spp and/or photosynthetic bacteria as core ingredients. In 2005 and 2006, lacking our own bacillus production capability, we purchased semi-manufactured bacillus goods and reprocessed our products with other fertilizer ingredients in accordance with our particular fertilizer formula. Our own manufacturing facility upgrade for bacillus fertilizer is expected to complete by June 2007.

We also obtained two fertilizer product licenses from the Vietnamese government in November 2006, one is used for leaf fertilizer and the other for organic fertilizer. We expect to produce sales in Vietnam in 2007.

Bio-enhanced Feed

We have developed our own special concentrated and supportive feeds prescriptions, mainly for fowl, fish and pigs. We add distilled materials from animal blood, bacillus spp or other ingredients to standard livestock feed to improve quality and function. Our feed products can enhance digestion and inhibit disease in animals, in some uses functioning as a substitute for antibiotic additives. Currently we have different feed prescriptions for fowls, fishes and pigs at different growth stages.

 With the formation of Kiwa Tianjin in July 2006, Challenge Feed, the minority shareholder, invested machinery and equipment used in one of its two animal feed production lines at an agreed value of $120,000. We also entered into an agreement with Challenge Feed to lease an additional feed product line from Challenge Feed. See Note 21 to Consolidated Financial Statements under Item 7 in Part II. The total annual production capacity of these two production lines is approximately 40,000 metric tons of concentrated and supportive feeds

AF-01 Anti-viral Aerosol

AF-01 anti-viral aerosol is a broad-spectrum antiviral agent with potent inhibitory and/or viricidal effects on a variety of RNA viruses found in fowl and other animals, initially discovered and developed by the Institute of Medicinal Biotechnology, Chinese Academy of Medical Sciences (“IMB”). Pursuant to a related technical appraisal report certified by the PRC Ministry of Health, the current owners of technology rights are IMB and its medium test center, Jinan Kelongboao Bio-Tech Co., Ltd. (“JKB”). IMB designated JKB as its custodian to apply and dispose all rights of the AF-01 technology on IMB’s behalf. Pursuant to a technical appraisal report certified by the PRC Ministry of Health, no adverse effects have been found of this agent, and it is not irritant or erosive to the skin, mucous membrane or the eyes of the recipient animal after swallowing or inhalation. Furthermore, the report indicates that the anti-viral aerosol is not carcinogenic, teratogenic or mutagenic.

On May 8, 2006 we entered into a Technology Transfer Agreement with JKB. Pursuant to the agreement, JKB agreed to transfer to us its AF-01 anti-viral aerosol technology for veterinary medicine applications. The AF-01 technology, which can be used to deliver animal vaccines by aerosol spray, is recognized by a technological achievement appraisal certificate issued by the government of China. Under the agreement JKB will facilitate transfer of the technology by providing consulting services to us and to cooperate with us in the development of an animal vaccine product for the market. Pursuant to the agreement we will pay JKB a transfer fee of RMB 10 million (approximately US$1.25 million), of which RMB 6 million will be paid in cash and RMB 4 million will be paid in stock. The cash portion will be paid in installments, the first RMB 3 million installment was initially set for payment on May 23, 2006. Of that amount RMB 1 million has been paid and both parties have agreed to extend the balance of RMB 2 million to the date when the application for new veterinary drug certificate is accepted. Three other installments of RMB 1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB 4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

We plan to develop a commercialized product in the form of spray for applying in hen houses and other animal holding facilities to prevent and cure virus-caused diseases. Before marketing this product, we must acquire statutory licenses in accordance with rules and regulations of the PRC government. See subsection entitled “The Company” under Business in Part I.

Kiwa-CAU R&D Center

In July 2006 we opened a new research center with CAU through our subsidiary, Kiwa Shandong, which goes under the name, Kiwa-CAU Bio-Tech Research & Development Center (the “R&D Center”). Pursuant to an agreement reached between CAU and Kiwa Shandong on November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $128,000) each year to the fund research at the R&D Center. Under the above agreement, the R&D Center is responsible for fulfilling the overall research-and-development functions of Kiwa Shandong, including: (1) development of new technologies and new products (which will be shared by Kiwa and CAU); (2) subsequent perfection of existing product-related technologies; and (3) training quality-control personnel and technicians and technical support for marketing activities.

Market Overview

Modern agricultural practices largely rely on heavy use of chemical fertilizers, pesticides and veterinary drugs that can cause tremendous harm to the environment soils and human health. Such practices have been under increasing public scrutiny across the world, leading to increased consumer demand for agricultural practices that are more environmentally friendly. China has only 9.1%1 of the world’s agricultural land but needs to feed over 1.3 2 billion people, or approximately 22.9%3 of the world’s population. If the situation continues unchanged, the largest population in the world could potentially face severe food and water shortages and an increasingly polluted living environment. One solution to the environmental problem is to develop environmentally friendly fertilizer, veterinary drugs and animal feed. China’s current consumption of bio-fertilizer consists of only 2.3% 4 of the total fertilizer consumption in China.

China’s agricultural production has steadily increased for more than 20 years due to agricultural policy reform, agricultural technology and recent government support programs, including price supports, export incentives, direct payment and tax incentives.

Increases in Output of Major Agricultural Products

Variety (1,000 tons)	1949	1978	%	1999	%	2004	%
Grain	113,180	304,770	169%	508,390	67%	469,472	-8%
Cotton	444	2,167	388%	3,831	77%	6,324	65%
Oil-bearing crops	2,564	5,218	104%	26,012	399%	30,659	18%
Sugar crops	2,833	23,818	741%	83,340	250%	95,707	15%
Flue-cured tobacco	43	1,052	2347%	2,185	108%	2,163	-1%
Tea	41	268	554%	676	152%	835	24%
Fruit	1,200	6,570	448%	62,376	849%	83,941	35%
Meat	2,200	8,563	289%	59,609	596%	72,448	22%
Aquatic products	450	4,660	936%	41,220	785%	49,018	19%

Source: http://www.china.org.cn and China Agriculture Year Book 2005.

According to China: Agriculture in Transition , an official publication by the U.S. Department of Agriculture (USDA) in November, 2001, rapid growth in the nonagricultural economy will bring changes in agricultural production, including both the demand for and the supply of food in China. Rising incomes are clearly changing food consumption patterns. Demand for meat, fruits, vegetables, and other high-value commodities are rising rapidly. The per capita demand for staple food grains, such as wheat and rice, however, is not increasing as fast and may even be falling as consumers substitute higher-value foods for staple food grains. Growing urban incomes will continue to put forward pressure on the demand for processed and higher quality foods. As these changes in food consumption patterns are transmitted back to farmers in the forms of price changes, agricultural production patterns are shifting to carter to the rising demand for meat, fruits, vegetables, and other high-valued crops.

According to Organic Products Market in China 2006, a publication issued by USDA in June 2006, China has the potential to become a world power in the organic foods industry. Home to one-fifth of the world’s population, a growing number of its Chinese consumers are making more health-conscious purchases. The country continues to attempt to increase organic export production as well as boost domestic demand. With the growth of the international market for organic products, some products in China are now being grown to international organic standards for export with the help of third-party global certification groups. Other products continue to target the domestic market with certification by local or provincial bodies. In 2003, the total turnover for the “Green Foods” market reached approximately $11.9 billion or $8.7 billion wholesale for the domestic market. According to a report from the International Fund for Agricultural Development (IFAD), the value of Chinese organic exports grew from less than $1 million in the mid-1990s to roughly $142 million in 2003. An initiative by the government to promote pure foods led to development of an organic food market that continues to show growth potential. Organic farms in China are beginning to resemble Western counterparts in farming practices, certification and retail promotion.

1 Total area of cultivated land of China is 127,082,000 hectares - as cited on page 385 in “China Statistical Yearbook” published by National Bureau of Statistics of China (September 2002). Total area of world cultivated land is 1,401,700,000 hectares - as cited on page 17 in “Summary of Food and Agricultural Statistics 2003” published by Food and Agricultural Organization of the United Nations (2003).
2 Calculated based on data from the website of National Bureau of Statistics of China: http://www.stats.gov.cn.
3 Calculated based on data from the website of National Bureau of Statistics of China : http://www.stats.gov.cn.
4 Bio-fertilizer production and consumption of 1,000,000 metric tons, as cited on page 1 of “Bio-Fertilizer Present and Future,” by Linfeng Li, published by Jiangxi Agricultural University. Aggregate fertilizer consumption of 43,390,000   metric tons, as cited on page 73 of “Current Agriculture Situation and Chemical Fertilizer Demand in China,” by Gao Xiangzhao, Ma Shangbao and Du Sen, published by Science Publication House (July 2004).

Bio-fertilizer Market

To increase the overall crop yield, farmers in China use vast amounts of chemical fertilizers. According to the PRC Ministry of Agriculture and China Statistics Bureau, the use of fertilizer rocketed from 8,840,000 tons in 1978 to 55,928,000 tons in 2006. According to the China Statistics Bureau and the Food & Agriculture Organization of the United Nations, the use of chemical fertilizers in China increased 64.2%5in the past decade and accounted for one-third of total world fertilizer consumption.6 Long-term excessive use of chemical fertilizers in China has led to severe soil contamination and pollution.

The Chinese agricultural industry has started to recognize the importance of bio-fertilizers to sustainable long-term agriculture in China. Our serial commercialized products, with bacillus and/or Photosynthesis Biological Catalyst as main ingredients, capitalize on this market trend and we hope to become one of the leaders in developing green technologies for productive, more sustainable agriculture in China.

Our main markets have so far been in China, mostly in Shandong, Jiangsu and Zhejiang Provinces. In 2007, we will further expand the market in these areas and focus our new sales efforts on Xinjiang Uygur Autonomous Region, Hebei Province, and Northeast area of China, the primary large agricultural provinces in China.

Bio-enhanced Feed Market

According to The Year Book of China Stockbreeding Industry 2005, the total amount of meat production in 2004 in the Chinese domestic market reached 72.4482 million tons, an increase of 4.5% compared with the previous year. Meanwhile, total production of dairy products hit 23.684 million tons, for a 28.1% increase. The total production value of the livestock industry exceeded RMB 1 trillion, and it is expected that the market will keep on expanding. In 2004, the Chinese livestock industry has recovered from the shadow of SARS. The total production value of the livestock feed industry has increased 13.36% to approximately RMB 242.8 billion. The average margin of feed producers has increased 1% to 2%. It is estimated that the livestock feed market will continue to grow for the foreseeable future.

In 2004, the production of feed products in China increased to 93 million tons, an 11% increase over the previous year, compared to production of 35.7 million tons in 1991. The total production value of livestock feed industry has increased 13.36% to approximately 242.8 billion RMB. It is estimated that the market for livestock feed will continue to grow in the foreseeable future (China Stockbreeding Industry Year Book 2005). The Chinese livestock industry is suffering from lack of powerful feed producers that are capable of manufacturing high-quality, environment-friendly bio-enhanced feed in a cost-effective manner to satisfy the increasing demand of the market. Consequently, we have concluded that the livestock feed market is a good opportunity for the Company.

Livestock Disinfectant and Drug Market

Our planned anti-viral aerosol agent product is intended to prevent and cure various virus infections in fowl and livestock. We plan to implement the AF-01 anti-viral aerosol agent technology and to develop a commercialized product in the form of aerosol spray for applying in poultry houses and other animal holding facilities to prevent the spread of various virus infections in fowl and livestock. Our product is aimed at inhibiting avian influenza in its first stage.

5 Calculated based on data published in the “China Statistical Yearbook” published by National Bureau of Statistics of China (September 2002), page 389.
6 Calculated based on data published in “Current Agriculture Situation and Chemical Fertilizer Demand in China,” by Gao Xiangzhao, Ma Shangbao and Du Sen, published by Science Publication House (July 2004), page 73.

Beginning in December 2003, outbreaks of avian influenza (H5N1) in poultry populations occurred in seven countries in the East Asia and Pacific region (Cambodia, China, Indonesia, South Korea, Lao PDR, Thailand and Vietnam). Urgent policy measurements and swift government actions were taken after the outbreak of avian flu. After subsiding in March 2004, a new wave of avian flu resurfaced in July 2005, with an outbreak in Malaysia and increased outbreaks in Indonesia, Thailand, Vietnam and China.  Despite aggressive control measures involving the culling of more than 140 million birds since September 2005, outbreaks have continued. According to the World Bank, the H5N1 of Highly Pathogenic Avian Influenza (HPAI) is now considered to be endemic in many parts of East Asia, with Cambodia, Indonesia, Laos PDR, and Thailand as most severely affected.  According to the World Health Organization, the cumulative number of confirmed human cases of avian influenza A/(H5N1) is 272, with 166 deaths from 2003 to February 2007, of which there were 116 confirmed human cases with 80 deaths in 2006. The situation is also severe in China. H5N1 of Highly Pathogenic Avian Influenza (HPAI) was first identified in China in 2005, with 22 reported cases and 14 deaths. There is no sign that the situation will improve in China. In 2006 alone, 13 cases have been reported and 8 of them have been fatal.

Because of potential serious risks to human health and safety, scientists are now studying the possibility of bird-to-human transmission crossing over due to genetic changes to sustained human-to-human transmission in all affected countries.

According to one estimate given in an official report by the World Bank on January 13, 2006, the total fund required for a global fight against bird flu is estimated to range between $1.2 to $1.4 billion. Most of such funding will likely to be put into use in the densely-populated East Asia and the Pacific regions; the remainder will likely be channeled to regions in Europe, Central Asia and Africa. After its consultation with the World Health Organization and the UN Food and Agricultural Organization, the Word Bank estimated that a global bird flu pandemic lasting more than one year could cost the global economy as much as $800 billion. (Source: http://english.people.com.cn).

The use of appropriate antiseptics is an effective prevention method against avian influenza. As indicated by our Technical Appraisal Report (No. GuoWeiKeChengJianZi (2004) A0101) certified by the Ministry of Health of China, our planned product with bio-active glycopeptides produced by actinomycetes as the functioning element has been demonstrated to be an effective antiseptic to prevent the spread of H5N1. Furthermore, we believe this product has competitive differentia compared with other existing chemical disinfectors. We also believe that if we are able to complete approval procedures to develop our intended anti-viral aerosol agent product, we expect that it will obtain a significant share of the Chinese market upon launching and benefit from large government orders.

Competition

We have three different product lines: (1) bio-fertilizer, (2) biologically supplemented livestock feed and (3) veterinary disinfectants and drugs. The market condition and competition confronting us are different and vary with respect to each of the three product lines.

Bio-fertilizer

Due to the unique products that we offer and the very early stage of the bio-fertilizer market in China, we believe there is limited direct competition for our products in the Chinese marketplace. We may experience competition from existing products that are similar to Photosynthesis Biological Catalyst, bacillus and other organic fertilizers. We believe that we have product differentiation and cost advantages (cost to customer) that will enable us to be more profitable than our competitors, in terms of profitability, for the following reasons, among others:

●	highly effective in increasing crop yield and quality while being environmentally friendly;

●	lower price point and higher return on investment to end users;

●	powder-based form making transportation and storage easier; and

●	complimentary to existing use of chemical fertilizer which will help minimize switching costs for end users.

We have conducted detailed research and analysis of the competitive landscape in the marketplace. From a broader view, there are about 12 companies, in different stages and of varied sizes of operations, which have or are producing similar photosynthesis related, microbial bio-fertilizer products in China, according to the categorization records from the Agriculture Fertilizer License Authority in China. Below is a brief summary of these 12 companies as of December 2006:

Company Name	Current Status
Bodisen Biotech, Inc.	Manufacturer of bio compound fertilizers. Listed on AMEX.

China Agritech, Inc.	Developer, manufacturer and distributor of organic compound fertilizer, traded on OTCBB.

Shanxi Kelin Environment Protection Center , Shanxi Province	Products apparently still in the experimental stage.

Xinjin Microbial Products Factory of Sichuan Agriculture University, Sichuan Province	Currently only sells in part of Sichuan Province with a relatively low sales volume.

Shenyang Fengyuan Bio-tech Products Co., Ltd ., Liaoning Province	A wholly-owned Japanese company. Three years in production of photosynthesis-based fertilizer product.Annual production of 2,000 tons (liquid).

Shanghai Pudong Yiyijou Bio-engineering Co., Ltd ., Shanghai	In business since 1999. Covers more than 10 provincial markets.

Chongyi Bio-technology Development Center, She County, Hebei Province	A county-level plant. Small production scale. Products are sold in Linxi County in Shandong Province nearby.

Bierfu Bio-engineering Co., Ltd ., Weihai, Shandong Province	Products mostly sold in Jinan and Shouguang areas in Shandong Province. Sales branches in Hebei, Nanjing & Fujian. Annual sales of 100 tons.

North Design Institute, Protection Sub-Institute	Has no commercial production. Owns the related intellectual property rights.

Wuhan Shiruifu Bio- Technology Co., Ltd., Wuhan, Hubei Province	Its target market is in Hubei Province. Annual production of 3,000 tons (liquid).

Harbin Tianye Bio- Technology Co., Ltd., Harbin, Heilongjiang Province	For details, refer to the following section.

Beijing Feishite Bio-engineering Co., Ltd ., Beijing	Expected to establish two photosynthetic bacteria fertilizer production bases in Beijing with annual production of 5,000 tons (liquid).

In addition, we face competition from large chemical fertilizer manufacturers in China. These chemical fertilizer manufacturers have provided chemical fertilizers to farmers in China for more than ten years and customers are more accustomed to using their established products as compared to our products.

Bio-enhanced Feed

The livestock feed industry is fully developed in China. The total production of feedstuff in China exceeded 100 million metric tons in 2005, and the number of producers with annual production capability of more than 10,000 metric tons exceeded 2,400, which reflects the huge market volume of China. We face fierce competition from our competitors though most of them do not produce biologically enhanced livestock feed for livestock. As a result of long-term price wars in the Chinese livestock feed industry, the industry is now one with low margins and farmers have become more price sensitive. However, since we are new entrants to the livestock feed industry, and our production capacity is small relative to the whole industry, we believe our planned feed products have enough differentiation to give us competition advantages.

The competition in livestock feed market is intense. Some major feed producers are shown in the following table.

Company Name	Current Status
New Hope Group Co., Ltd.	Yearly feed production capacity exceeds 3,500,000 metric tons More than 200 sales points in rural areas of China

Liu He Group Co., Ltd.	Sold 3,400,000 metric tons of feed in 2005

Tong Wei Group Co., Ltd.	Yearly feed production capacity exceeds 4,000,000 metric tons

Guang Dong Heng Xing Group, Co., Ltd.	Annual feed production capacity exceeds 1,000,000 metric tons

Zheng Hong Technologies Group Co., Ltd.	Annual feed production capacity exceeds 2,000,000 metric tons

Xin Jiang Tian Kang Feed Bio-Tech Co., Ltd.	Annual feed production capacity exceeds 240,000 metric tons

Xing Da Group Co., Ltd.	Annual feed production capacity exceeds 660,000 metric tons

Guang Dong Hai Da Group Co., Ltd.	Sold approximately 800,000 metric tons of feed in the year 2005

Mu He Industry Co., Ltd.	Annual feed production capacity approximately 1,000,000 metric tons

Yue Yang Yue Tai Group Co., Ltd.	Annual feed production capacity exceeds 1,200,000 metric tons

AF-01 Anti-viral Aerosol

In the veterinary drugs product line, there are several Chinese veterinary drug manufactures that are developing anti-avian flu vaccine which can be regarded as substitutes of our product. According to the China Agriculture Department, there are nine Chinese companies that are working on the development and marketing of anti-avian flu vaccine.

Other potential competitors of our veterinary drugs product line also include some veterinary disinfector manufacturers.

Raw Materials and Suppliers

The key raw materials used in production of our products are widely available from a wide variety of supply sources. Historically, we have not experienced any difficulties in procuring adequate quantities of raw materials for use in our bio-fertilizer and biologically enhanced livestock feed production. We do not have long-term agreements with our suppliers due to the availability of other numerous suppliers that have the ability to supply our required raw materials to us on fairly short notice. We typically place purchase orders when we need raw material supplies.

Bio-fertilizer

The major raw materials for our bio-fertilizer products can be divided into two categories: (1) growth media such as sodium acetate, glucose and turf for culturing bacillus spp. and (2) photosynthetic bacteria, which are the core ingredients for our finished products. Some other main ingredients include urea, aminophenol, humus, diammonium phosphate, and dipotassium hydrogen phosphate. Prior to the completion of our bacillus manufacturing facility upgrade in Shandong, we had purchased semi-manufactured bacillus goods.

Four suppliers accounted for 18.0%, 15.1%, 11.3% and 10% of our net purchases for the fiscal year ended December 31, 2006, respectively. No other single supplier accounted for more than 10%.

Bio-enhanced feed

The major raw materials for bio-feed products are microbes, animal blood as enhanced ingredients, corn, grains, bean cake, cotton draff, greenstuff draff and trace elements. In the second half of 2006, the market price of corn experienced great fluctuations, which undermined the profitability of our products.

Three suppliers accounted for 25.4%, 18.0%, and 12.5% of our net purchases for the fiscal year ended December 31, 2006, respectively. No other single supplier accounted for more than 10%. The first largest supplier is Challenge Feed, our joint venture partner in Kiwa Tianjin. See Note 12 to Consolidated Financial Statements under Item 7 in Part II.

Customers

Bio-fertilizer

With respect to bio-fertilizer, we have a total of 53 customers as of December 31, 2006, of which two customers accounted for 28.5% and 15.9% of our net sales for the fiscal year ended December 31, 2006, respectively. No other single customer accounted for more than 10% of our revenues.

Bio-enhanced feed

With respect to bio-enhanced feed, we have a total of 61 customers, of which no individual customer accounted for more than 8% of our net sales for the fiscal year ended December 31, 2006.

Seasonality

Bio-fertilizer

Our operating results have been and are expected to continue to be subject to seasonal trends. This trend is dependent on numerous factors, including the markets in which we are operating in, growing seasons, climate, economic conditions and numerous other factors beyond our control. Generally, we expect the second and third quarters will be stronger than the first and fourth quarters, primarily because the second and third quarters correspond with the growing seasons in our primary markets in China. It is during those growing seasons when application of our products by our customers would be most beneficial and we therefore expect greater demand for our products during those periods. There can be no assurance that these operating patterns will occur. But we will seek to develop markets outside China such as in Southeast Asia to reduce the impact of seasonality.

Bio-enhanced feed

Our operating results for livestock feed products are also expected to and continue to be subject to seasonal factors. Main seasonal factor that would influence our livestock feed product operating results include farming seasons, climate, traditional holidays, animal diseases as well as other factors that the management cannot control. Generally speaking, our operating results in this product line in the second and third quarter is expected be better than those from the first and fourth quarter since fishponds in first and fourth quarter are frozen and pisciculturists stop fishing by then. Consequently they do not purchase our fish feed products. Our livestock feed factory do not produce fish feed in most time of first and fourth quarter. There is no guarantee for those operating result circles would repeat itself and management would adjust our plan in accordance with changes occurred.

AF-01 Anti-viral aerosol

We have not identified any patterns from our AF-01 anti-viral aerosol product business.

Employees

We currently employ 80 full-time employees in China and one in the United States. We also have 15 seasonal employees in China.

Regulatory Concerns

Our production needs to comply with bio-fertilizer, livestock feed standard production and testing procedures issued by the PRC Ministry of Agriculture or local administrative authorities. We have complied with the applicable PRC government standard production and testing procedures. As for AF-01 anti-viral aerosol, we are now in the process of applying for statutory licenses for the AF-01 technology in accordance with relating regulations (See subsection entitled “The Company” in this Item 1).

Environmental Matters

Our two manufacturing facilities, Kiwa Shandong and Kiwa Tianjin, have passed environment evaluation by local PRC environment authorities. Photosynthesis bacteria, bacillus ssp, and actinomycetes are environmentally friendly and are not known to cause any environmental problems.
Legal Proceedings

There are no pending legal proceedings to which we or our properties are subject.

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

We have only been operating our current bio-fertilizer business since June 2002, and bio-enhanced feed business since July 2006, providing a limited period for investors to evaluate our business model. Because of this limited operating history and the uncertain nature of the rapidly changing markets that we serve, we believe any prediction of future results of operations is difficult. We have generated insignificant revenue, have not been profitable, and incurred a severe decrease of sales in the second half of 2005 and 2006 due to the temporary closure of our manufacturing facility to conduct a planned upgrade, coupled with the failure of an anticipated financing to fund the upgrade. From the inception of our current business in ag-biotechnology on June 5, 2002 to December 31, 2006 we had accumulated losses of $7,766,654. We also plan to introduce new innovative, cost-effective bio-tech products in the livestock industry such as veterinary drugs. Since we have never entered into these fields before, and our products have not been tested by the market, we cannot guarantee that the predicted market performance of our new products will materialize.

We have not yet generated any profits and if we do not become profitable or obtain additional funding to implement our business plan our ability to continue as a going concern is in doubt.

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

Our prospects must be evaluated in light of risks, uncertainties, expenses and difficulties frequently encountered by companies in an early growth stage. For example, in the second half of 2005, we temporarily suspended the planned manufacturing facility upgrade for bacillus fertilizer due to failure to close an anticipated financing in the fourth quarter of 2005. We were not able to restart the upgrade until November 2006 when we completed another fundraising. Our ability to execute our business plan is subject to these types of funding risks and there can be no assurance that we can achieve necessary financing to fund our business plan in the future.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest four fiscal years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

We used to depend on a few customers for a significant portion of our revenue and are still in the initial stage of market development.

We do not have long-term contracts with any of our customers. Generally we sign an annual distribution agreement with each customer and purchases in most cases occur on an order-by-order basis, and relationships exist as long as there is a perceived benefit to both parties. A decision by a major customer, whether motivated by competitive considerations, financial difficulties, and economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition.

Two customers together accounted for approximately 96.6% of our net sales for the fiscal year ended December 31, 2005. Since the close of the existing manufacturing facility from the second half of 2005 and low-volume production in 2006, we lost these two customers in 2006 and the total revenue in 2006 declined to $46,926 although we developed 53 individual customers. The loss of any of our significant customers would result in a material reduction in our sales and results of operations.

In 2006 the extent of concentration of customers has been decreasing. As above mentioned, we developed 61 bio-enhanced feed customers in 2006, of which no individual customer accounted for more than 10% of net sales, and 53 bio-fertilizer customers, of which three customers accounted for 28.5%, 15.9% and 7.2% of net sales respectively. However we are still in the initial stage of market development and need more time to construct a steady customer base. There can be no assurances that we will be able to retain these customers. Our inability to generate new customers could negatively impact our business and our ability to continue as a going concern.

Our business is subject to seasonal fluctuations.

See “Business-Seasonality” section under this item.

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

We have experienced, and expect to continue to experience, substantial variation in our net sales and operating results from quarter to quarter. Our business is subject to seasonal fluctuations due to growing seasons in different markets. We believe the factors that influence this variability of quarterly results include:

●	the timing and size of orders from major customers;

●	budgeting and purchasing cycles of customers;

●	the timing of enhancements to products or new products introduced by us or our competitors;

●	changes in pricing policies made by us, our competitors or suppliers, including possible decreases in average selling prices of products in response to competitive pressures;

●	fluctuations in general economic conditions;

●	the status of operating cash; and

●	natural disasters and contagious animal diseases.

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

From January 1, 2006 to December 31, 2006, the market close price for our common stock as quoted on the OTC Bulletin Board has ranged from a low of $0.0062 to a high of $0.32 per share. High volatility in the market price of our common stock may result in lower prices for our common stock, making it more difficult for us to obtain equity financing on terms and conditions which are favorable to us, if at all. We expect to continue to incur losses in the future as we develop and market our initial products. As a result, we will be dependent on additional debt or equity financing to fund our operations. If such financing is not available on terms which are acceptable to us, we may have to delay development of new products and/or reduce sales and marketing efforts for our existing products. Such actions may have an adverse effect on our results of operations. In addition, uncertainties with respect to our ability to raise additional capital would make operational planning more difficult for management.

Revocation of our right to use patents or other intellectual property rights could adversely impact the growth of our business.

We acquired a patent in April 2004 from China Agricultural University, entitled “Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing,” issued by the China Intellectual Property Bureau. On May 8, 2006, we entered into a technology transfer agreement with JKB with respect to the technology transfer and related technical service for the AF-01 Anti-viral Aerosol. If our rights under this patent and technology transfer agreement are challenged or if we default on our obligations under applicable Chinese regulatory requirements, our right to use these forms of intellectual property could be revoked and we would no longer be permitted to use them in our research, development and sales activities. Such a revocation or default could have an adverse impact on the growth of our business by reducing the introduction of new products, and consequently, sales.

Our success depends in part on our successful development and sale of products currently in the research and development stage.

Some of our product candidates are still in the research and development stage. The successful development of new products is uncertain and subject to a number of significant risks. Potential products that appear to be promising at early states of development may not reach the market for a number of reasons, including but not limited to, the cost and time of development. Potential products may be found to be ineffective or cause harmful side effects, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical or fail to achieve market acceptance. For example, before marketing of the planned AF-01 Anti-viral Aerosol, there are several tests, trial, evaluation, government approval and other procedures that are required. Our failure to successfully develop and sell new products may delay or eliminate future acquisition plans and would most likely slow our development. Our plans to introduce additional proprietary products may not be realized as expected, if at all.

As above mentioned, the China bio-fertilizer market is still in a very early stage and is very fragmented with many potential customers, but with no single producer or small group of producers dominating the market. To some extent, however, we also face competition from large chemical fertilizer manufacturers in China. These chemical fertilizer manufacturers have provided chemical fertilizers to farmers in China for several years and customers are more accustomed to using their established products as compared to new products. The livestock feed industry is fully developed in China. We are new entrants to the livestock feed industry, and our production capacity is small relative to the whole industry.

We plan to develop a commercialized product using AF-01 anti-viral Aerosol technology. We are now in the process of applying for prerequisite statutory licenses. There can be no assurance that we can acquire such prerequisite approvals and licenses, or how much time it will take.

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

The products we hope to develop based on AF-01 technology will depend on an exclusive supply relationship for raw materials.

Pursuant to our Technology Transfer Agreement with JKB, they will have the exclusive right to supply us the raw material medicine for AF-01 anti-viral aerosol. Although the exclusive supply relationship may help to prevent new entrants from producing similar products, our ability to produce our products in a timely manner will depend on JKB fulfilling its supply obligation for the raw material. If we desired to produce raw material medicine by ourselves, we would have to acquire additional technology and negotiate with JKB and the Chinese Academy of Medical Sciences. There can be no assurance that we can acquire the required technology with an acceptable price. Consequently without JKB’s cooperation and performance of its obligations, we may not be able to execute our business plan on this project, even if we successfully acquire all prerequisite certificates for producing and marketing this veterinary drug product.

Our success depends in part upon our ability to retain and recruit key personnel.

Our success is highly dependent upon the continued services of our executive officers, key product development personnel and key scientific personnel. Given the intense competition for qualified management and product development personnel in our industry, the loss of the services of any key management or product development personnel may significantly and detrimentally affect our business and prospects. We maintain employment agreements with three of our key personnel in China - Wei Li, Lian jun Luo and Ju hua Wang. We do not have employment agreements with any other members of management or key personnel. Pursuant to our joint agreement with the CAU, they must make available at least six R&D staff to join the Kiwa-CAU R&D Center, at least three of whom must have professor or doctorate degrees, and at least two who must have master degrees. There can be no assurance that we will be able to retain these personnel, and it may be time-consuming and costly to recruit qualified replacement personnel.

We currently do not have sufficient revenues to support our business activities, expect operating losses continue, and will require additional financing which we may not be able to secure.

We require substantial working capital to fund our business. In the short term, we still need to continue building out our bio-fertilizer manufacturing facility, adjust our product formula to improve product stability and optimize our product offerings, expand our sales and marketing efforts in China, expand our distribution base in China, maintain operation of Kiwa-CAU R&D Center, introduce new veterinary drug products and acquire a small or medium sized bio-technology company or a factory with GMP qualification for this new product. In the long term, we plan to become a commercialization platform for world-class biotechnological research and development results for applications in agriculture, natural resources conservation and environmental protection, launch our products in the Southeast Asia, United States and other markets, continue our introduction of new products, create formal strategic alliances with selected United States companies to co-develop and/or co-market products in the United States and China, and form an international biotechnology research center in China for the research and development of agricultural, environmental and medical applications.

We incurred a severe decrease of bio-fertilizer sales in 2006 and the second half of 2005 due to the temporary closing of our manufacturing facility for a planned upgrade and the failure of an anticipated financing that would have allowed us to construct a facility to produce bacillus fertilizer. Our bio-enhanced feed business has been operating only for half a year and so far we still incurred net loss in a small quantity. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations and finance our research and development activities. Funding, whether from a public or private offering of debt or equity, a bank loan or a collaborative agreement, may not be available when needed or on favorable terms. Further, any significant equity or debt financing will require us to obtain consents from holders of the 6% secured convertible notes under the terms of a securities purchase agreement dated June 29, 2006 (“6% Notes”). (For more details, see Note 15 to consolidated financial statements under Item 7 of Part II.) If the holders of the 6% Notes do not give their consent in such case, we may not be able to access sufficient funds when needed. If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we will have to limit, delay, scale back or eliminate our research and development activities or future operations. Any of the foregoing may adversely affect our business and cause us to discontinue as a going concern.

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

In the event that our stock price declines, the shares of common stock allocated for conversion of the 6% Notes and registered with the SEC on October 30, 2006 may not be adequate and we may be required to further amend our certificate of incorporation to increase our authorized shares of common stock and file a subsequent registration statement covering additional shares. If so, we may incur substantial costs in connection therewith.

Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the 6% Notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the 6% Notes. Accordingly, we have allocated an aggregate of 18,310,912 shares of common stock to cover the conversion of the 6% Notes. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the 6% Notes and registered may not be adequate. If the shares we intend to allocate to the registration statement are not adequate and we are required to file an additional registration statement and further amend our Certificate of Incorporation to increase our authorized shares of common stock, we may incur substantial costs in connection with the preparation and filing of such registration statement. Specifically, pursuant to the registration rights agreement relating to the 6% Notes, if the registered shares of common stock are insufficient to cover all of the 6% Notes upon conversion, we must file a registration statement within 15 days and cause it to go effective in 120 days thereafter. If we fail to do that we shall be obligated to pay the 6% Note holders liquidated damages of 2% of the outstanding principal amount of the 6% Notes per month, prorated for partial months. Registration penalties are limited to 10% of the principal amount of the Notes.

Pursuant to the securities purchase agreement relating to the sale of the 6% Notes, we must reserve for purposes of issuance a number of shares of common stock that is not less than 110% of the number of shares of common stock issuable upon full conversion of the 6% Notes based on the average conversion price of the 6% Notes and full exercise of the 6% Note Warrants based on the average exercise price of the 6% Note Warrants. Where the authorized shares of common stock are insufficient, if we fail to obtain shareholder approval to increase authorized shares within 60 days, we are obligated to pay the 6% Note holders liquidated damages of 2% of the outstanding amount of the 6% Notes per month plus accrued and unpaid interest on the 6% Notes, prorated for partial months, in cash or in shares of common stock at our option. At our annual meeting held on September 12, 2006, a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock, from 100,000,000 shares to 200,000,000 shares was approved by the required vote of our stockholders.

Restrictions on currency exchange may limit our ability to effectively receive and use our revenue.

Because most of our future revenues may be in the form of China Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund our business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations since 1996 to allow greater convertibility of Renminbi, for current account transactions significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of Renminbi, especially with respect to foreign exchange transactions.

We may also be subject to foreign exchange risk and foreign ownership restrictions. The Chinese government is loosening its control on foreign exchange transactions, and has steadily appreciated Renminbi relative to the U.S. dollar since July 2005. However, there can be no assurance that this policy will continue. More liberal foreign exchange policies will reduce our foreign exchange risk by increasing the liquidity of revenues generated in Renminbi. Fluctuations in the exchange rate of Renminbi relative to the U.S. Dollar could adversely affect our results of operations by affecting our reported earnings for any given period. In addition, foreign ownership restrictions could also impact our ability to expand our business through investment and acquisition opportunities. If we are unable to pursue such strategic opportunities due to foreign ownership regulations, the growth of our business could be limited.

Changes in China’s political, social, economic or legal systems could materially harm our business.

All of our manufacturing and production as well as the majority of our sales occur in China. Consequently, an investment in our common stock may be adversely affected by the political, social and economic environment in China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time.

Our business and prospects are dependent upon agreements and regulatory approval with various entities controlled by Chinese governmental instrumentalities. Historically, our operations in China have received relatively favorable treatment from these instrumentalities as a result of the Chinese government’s policies of encouraging economic development and innovation, especially in underdeveloped regions. However, our operations and prospects would be materially and adversely affected by a change in China’s economic policies, which could make it more difficult for us to obtain necessary approvals from governmental authorities and to obtain economic incentives from governmental authorities. In addition, if the Chinese government elects not to honor certain contracts as a result of political change, it might be difficult to enforce these contracts against such governmental entities in China. In addition, the legal system of China relating to foreign investments is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances.

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

A renewed outbreak of SARS, Avian influenza or another widespread public health problem in China, where most of our revenue is derived, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following: (1) quarantines or closures of some of our offices and factories which would severely disrupt our operations, (2) the sickness or death of our key officers and employees, and (3) a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

Our ability to generate revenues could suffer if the Chinese ag-biotechnology market does not develop as anticipated.

The agriculture-biotechnology market in China, the primary market in which we do business, is in the early stages of development. While we believe the market opportunity looks promising, we expect that the market will take several years to develop. While it is difficult to project exactly how long it will take to develop the ag-biotechnology industry in China, we anticipate that it will take at least ten years to reach a level of development that is similar to the current state of the industry in the United States. Successful development of the ag-biotechnology market in China depends on the following: (1) continuation of governmental and consumer trends favoring the use of products and technologies designed to create sustainable agriculture; (2) educating the Chinese agricultural community and consumers about the uses of ag-biotechnology products; and (3) certain institutional developments such as governmental agricultural subsidies designed to promote the use of environmentally friendly ag-biotechnological products.

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

The admission of the People’s Republic of China into the World Trade Organization could lead to increased foreign competition for us.

Domestic competition in the compound fertilizer industry is largely fragmented and foreign competition is minimal. However, as a result of The People’s Republic of China becoming a member of the World Trade Organization (“WTO”), import restrictions on agricultural products are expected to be reduced. With the lowering of import restrictions and the WTO’s requirement for a reduction of import tariffs as condition of membership, such reduced import restrictions and tariffs for us may result in an increase of foreign products and could in turn lead to increased competition in the domestic agricultural market.

We may not be able to adequately protect our intellectual property rights, and may be exposed to infringement claims from third parties.

Our success will depend in part on our ability to obtain patent protection for our technology, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. We have several trademarks registered in China, which will be protected by the trademark laws in China for ten years and are renewable at the expiration of the initial ten year term. In addition, we acquired a China patent in 2004 from CAU entitled “Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing,” issued by China Intellectual Property Bureau, which has a remaining term of seven years, and entered into a Technology Transfer Agreement with JKB on the technology transfer and related technical service for the AF-01 Anti-viral.

We may also file patents with the PRC Intellectual Property Bureau and/or the U.S. Patent and Trademark Office as we deem appropriate, or buy other patents such as above said anti-viral aerosol agent patents. There can be no assurance that the patents applied for will be reviewed in a timely manner, that any additional patents will be issued or that any patents issued will afford meaningful protection against competitors with similar technology or that any patents issued will not be challenged by third parties. There also can be no assurance that others will not independently develop similar technologies, duplicate our technologies or design around our technologies whether or not patented. There also can be no assurance that we will have sufficient resources to maintain a patent infringement lawsuit should anyone be found or believed to be infringing our patents. There also can be no assurance that the technology ultimately used by us will be covered in any additional patent applications that we may file. We do not believe that our technology infringes on the patent rights of third parties. However, there can be no assurance that certain aspects of our technology will not be challenged by the holders of other patents or that we will not be required to license or otherwise acquire from third parties the right to use additional technology. The failure to overcome such challenges or obtain such licenses or rights on acceptable terms could have a material adverse affect on us, our business, results of operations and financial condition.

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

Currently we have one patent in China (Patent Number ZL93 101635.5 and International patent classification Number A01N 63/00), which covers six different species of bacillus which have been tested as bio-fertilizers to enhance yield and plant health as well as the production methods of the six species. The patent will expire on February 19, 2013. Pursuant to our Technology Transfer Agreement with JKB, we will acquire the AF-01 Anti-viral Aerosol technology when we have fully paid the first installment of the purchase price and other conditions to the contract have been fulfilled, such as issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology.

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

A key to our future success is the ability to produce our planed animal flu disinfector, livestock feed and bacillus series of products at lower costs than our competitors. Although we are currently utilizing our proprietary technology to produce such products at lower costs, our method for producing such products on a commercial basis has only recently begun. Further, although results from recent independent tests and our early production results have been encouraging, the ability of our technology to commercially produce such products at consistent levels is still being evaluated. There can be no assurance that we will continue to be able to produce such products at lower costs than our competitors, nor that our technology will be able to commercially produce such products at consistent levels.

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

We have risks associated with urea contracts.

On July 31, 2006, we entered into an irrevocable agreement with Shengkui Technologies, Inc. to purchase from Shengkui 1,200,000 metric tons of urea conforming to certain specifications set forth in the agreement. Pursuant to the agreement, Shengkui is committed to deliver to us the entire stated quantity in multiple shipments of 25,000 metric tons within 18 months from the date of the agreement. The aggregate value of contracted deliveries under the agreement is approximately US$162,000,000, based on a value of US$135 per metric ton. On July 28, 2006, we entered into an irrevocable agreement with Hua Yang Roneo Corporation to sell to Hua Yang Roneo 200,000 metric tons of urea conforming to certain specifications set forth in the agreement. Pursuant to the agreement, we are committed to deliver to Hua Yang Roneo the entire stated quantity in multiple shipments of 25,000 metric tons within 18 months from the date of the agreement. The aggregate value of contracted deliveries under the agreement is approximately US$34,000,000, based on a value of US$170 per metric ton. By the end of December 31, 2006, two shipments were delivered to their destinations, the purchase price and selling price of which were $139 and $155 per metric ton, respectively.

The Shengkui contract may create the potential for significant revenue generation for us, but also imposes significant financial risk on us if we are unable to procure commitments to purchase the remaining 1,000,000 metric tons of urea in excess of that committed to by Hua Yang Roneo. If we cannot procure such commitments, and are unable to renegotiate our contract with Shengkui, we may be subject to claims by Shengkui for damages due to breach of contract. The enforcement of such a claim would reduce our net worth, and potentially exceed our ability to pay, resulting in loss of some or all of our stockholders’ investment in the Company.

On August 8, 2006, and amended as of August 20, 2006, the Company entered into a letter of credit contract with UPB International Sourcing Limited (“UPB”), a related party, pursuant to which the Company engaged UPB to issue a $38,500,000 letter of credit in favor of the Company to a urea supplier under the Shengkui contract. The letter of credit is for a term of 90 days and can be reissued each time its term expires until the expiration of the stated term of the urea purchase agreement. The Company shall pay UPB a commission equal to 2% of the total credit line, of which 50% must be paid in one month from the date of execution, and the balance must be paid upon the close of the first shipment of urea under the urea purchase contract. As of December 31, 2006, we had paid UPB the first installment and other minor costs.

UPB is a wholly-owned company of Wei Li, our Chairman of the Board and CEO, and a holder of 17.61% of our outstanding stock. Consequently, UPB’s obligations under the above letters of credit are material relative to their scale. A default by UPB of its obligations on the letters of credit could have material adverse impact on the ability of the company to continue as a going concern.

(2) Risk Related to Our Common Stock

If an active trading market for our securities does not remain in existence, the market price of our securities may decline and stockholders’ liquidity may be reduced.

Our common stock is quoted on the OTC Bulletin Board; however, trading volume is very limited. We cannot guarantee that trading volumes to sustain a regular trading market will ever develop. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system. Market prices for our common stock will be influenced by a number of factors, including: (1) the issuance of new equity securities; (2) changes in interest rates; (3) competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (4) variations in quarterly operating results; (5) change in financial estimates by securities analysts; (6) the depth and liquidity of the market for our common stock; (7) investor perceptions of our company and the ag-biotechnology industry generally; and (8) general economic and other conditions.

The designation of our common stock as “penny stock” could impact the trading market for our common stock due to broker-dealer requirements imposed by the designation of our common stock as “penny stock”.

Our common stock is a “penny stock” as defined in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended, as it meets the following definitions: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; and (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. That section provides, with some exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or affiliate, or associate of the person, who is an “interested stockholder” for a period of three years from the date that the person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the Board of Directors of the corporation before the person becomes an interested stockholder; (ii) the interested stockholder acquires 85% or more of the outstanding voting stock of the corporation in the same transaction that makes it an interested stockholder, excluding shares owned by persons who are both officers and directors of the corporation, and shares held by some employee stock ownership plans; or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation’s Board of Directors and by the holders of at least 66 2/3% of the corporation’s outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder. An “interested stockholder” is defined as any person that is (a) the owner of 15% or more of the outstanding voting stock of the corporation or (b) an affiliate or associate of the corporation and was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the three-year period immediately prior to the date on which it is sought to be determined whether the person is an interested stockholder.

These provisions could also limit the price that future investors might be willing to pay in the future for our common stock. This could have the effect of delaying, deferring or preventing a change in control of our Company and/or a change in the members our Board of Directors. The issuance of preferred stock could also effectively limit or dilute the voting power of our stockholders. Accordingly, such provisions of our certificate of incorporation, as amended, may discourage or prevent an acquisition or disposition of our business that could otherwise be in the best interest of our stockholders.

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

We will be required to raise additional capital to fund our operations and finance our research and development activities through a public or private offering of debt or equity securities. Any equity financing could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. Debt financings will result in interest expense and likely subject us to negative covenants that would limit our operational flexibility, and if convertible into equity, could also dilute then-existing stockholders.

For example, we issued $2,450,000 of convertible notes (6% Notes) in 2006 that may be converted into an estimated 30,100,000 shares of our common stock based on the average price of three lowest prices within 20 trading days before December 31, 2006 and we had outstanding 6% Note Warrants to purchase 12,250,000 shares of common stock. The conversion ratio of the 6% Notes is based on the market price of our stock at any given point in time. Consequently, the number of shares of common stock issuable upon conversion of the outstanding 6% Notes and certain of our other outstanding convertible notes will increase if the market price of our stock declines. Such debt financings may cause immediate and substantial dilution to our existing stockholders.

Future sales by our stockholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. As of December 31, 2006, we had 70,149,556 shares of common stock outstanding, of which approximately 34,150,000 of which we estimate have been held more than two years and are freely tradable under Rule 144, and of which 4,446,646 were registered for resale in Form SB-2 declared effective on October 30, 2006. In this Form SB-2, we registered up to 27,685,365 shares of common stock for resale, which may be sold without restriction under securities laws. The sale of these shares may adversely affect the market price of our common stock.

The sale of our stock under the Securities Purchase Agreement could encourage short sales by third parties, which could contribute to the future decline of our stock price.

In many circumstances the provision of financing based on the distribution of equity/convertible notes for companies that are quoted on the OTC Bulletin Board has the potential to cause a significant downward pressure on the price of common stock. Since the registration statement for this offering is effective, the number of freely tradable shares will significantly increase, thus there is a possibility that the balance of sell side pressure would overwhelmingly exceed that of the buying side. As a consequence, the price of shares will drop considerably. This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used to grow our business. Such an event could place further downward pressure on the price of our common stock. If there are significant short sales of stock, the price decline that would result from this activity will cause the share price to decline more so which in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, the price will decline significantly and quickly. It is not possible to predict if the circumstances exist under which short sales could materialize or to what level our stock price could decline. In some companies that have been subjected to short sales the stock price has dropped to near zero.

ITEM 2 PROPERTY

In June 2002, we entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, we have the option to pay a fee of approximately RMB 480,000 ($61,470) per acre for the land use right at the expiration of the 10-year period. We may not transfer or pledge the temporary land use right. In the same agreement, we have also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2006, we had invested approximately $1.64 million for the project. Management believes that neither the company nor management will be liable for compensation or penalty if the investment commitment is not fulfilled. In October 2003, we completed the first phase construction and began production in the facility. An upgrade plan for bacillus fertilizer in the last half of 2005 was postponed and the facility temporarily shut down when an anticipated financing for the construction was not realized. With realization of new financing in the second half of 2006, we began the upgrade, which is expected to be completed by June 2007. After the completion of the upgrade plan, the manufacturing capacity will be 1,000 tons per month and will enable us to produce bacillus fertilizer.

With the formation of Kiwa Tianjin in July 2006, Challenge Feed, the minority shareholder, invested machinery and equipment used in one of its two bio-enhanced feed production lines at an agreed value of $120,000. The Company has also entered into a lease agreement with Challenge Feed to lease another concentrated feed product line for three years. (For more details, see Note 21 to consolidated financial statements under Item 7 in Part II.) The total annual production capacity of these two production lines is approximately 40,000 metric tons of concentrated and supportive feeds. Under the lease agreement, we also lease Challenge feed’s other facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area approximately 2,500 square meters; and (3) two workshops with floor area approximately 1,200 square meters. The total monthly rental is RMB 50,000 ($6,404). Rent expenses $32,016 from August 1 to December 30, 2006 have been paid.

We lease our principal executive offices located at 415 West Foothill Blvd, Suite 206, Claremont, California 91711-2766. The lease has a term of three years and expires in March 2008. We currently expect that we will renew this lease prior to its expiration.

We also lease an office in Beijing under an operating lease expiring in June 2008 with an aggregate monthly lease payment of approximately $5,107. We currently expect that we will renew this lease prior to its expiration. Prior to relocating to our existing Beijing office, we leased another office in Beijing under an operating lease expiring in April 2005 with an aggregate monthly lease payment of approximately $2,882.

ITEM 3 LEGAL PROCEEDINGS

The Company is not currently involved in any material pending legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our annual meeting held on September 12, 2006, a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares was approved by the required vote of our stockholders.

At the annual meeting of the stockholders held on September 12, 2006, an amendment to our Stock Incentive Plan was approved by the required vote of the Company’s stockholders, increasing the number of shares reserved for issuance under the plan from 1,047,907 to 3,047,907 shares and increasing the limit of shares granted to any participant from 350,000 to 500,000 shares.

PART ΙΙ

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock has been quoted on the OTC Bulletin Board of the NASD under the symbol “KWBT.OB” since March 30, 2004, and was quoted under the symbol “TTGM.OB” prior to the merger in March 2004. The merger transaction is described in “Business-The Company” under Item 1. During 2006, the market price for our common stock has ranged from $0.32 to $0.0062.

The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods indicated. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2005	High	Low
First Quarter	$0.059	$0.0122
Second Quarter	$0.023	$0.007
Third Quarter	$0.0155	$0.0102
Fourth Quarter	$0.014	$0.0091

Fiscal Year 2006	High	Low
First Quarter	$0.085	$0.0062
Second Quarter	$0.30	$0.11
Third Quarter	$0.32	$0.171
Fourth Quarter	$0.26	$0.13

Fiscal Year 2007	High	Low
January 1, 2007 through March 29, 2007	$0.26	$0.17

Shareholders

As of March 29, 2007, there were approximately 430 shareholders of record of our common shares.

Dividend Policy

We have not paid any dividends on our common shares since our inception and do not anticipate that dividends will be paid at any time in the immediate future.

Recent Sales of Unregistered Securities

We have previously reported in our filings with the SEC information about unregistered sales of our securities made during the period covered by this report pursuant to applicable exemptions from the registration requirements of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

The information required by Item 5 regarding securities authorized for issuance under equity compensation plans is included in Item 11 of this report.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AN
             RESULTS OF OPERATION

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 involve known and unknown risks, uncertainties and other factors (described in “Business-Risk Factors” under Item 1) that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview

The Company took its present corporate form in March 2004 when the shareholders of Tintic Gold Mining Company, a Utah public corporation (“Tintic”), entered into a share exchange transaction with the shareholders of Kiwa BVI, a privately-held British Virgin Islands corporation that left the shareholders of Kiwa BVI owning a majority of Tintic and Kiwa BVI a wholly-owned subsidiary of Tintic, See “Business - The Company” under Item 1. For accounting purposes this transaction was treated as an acquisition of Tintic Gold Mining Company by Kiwa BVI in the form of a reverse triangular merger and a recapitalization of Kiwa BVI and its wholly owned subsidiary, Kiwa Shandong. On July 21, 2004, we completed our reincorporation in the State of Delaware.

We have established two subsidiaries in China: (1) Kiwa Shandong in 2002, a wholly-owned subsidiary, and (2) Kiwa Tianjin in July 2006, of which we hold 80% equity. Our company chart is presented and our businesses, including bio-fertilizer, bio-enhanced feed and AF-01 anti-viral aerosol, are described in detail in “Business - The Company” under Item I.

We generated approximately $3.31 million and $0.63 million in revenue from principal operations in fiscal years 2006 and 2005, respectively, reflecting an increase of 423.4%. The marked increase is due to the expansion of our business into a variety of new segments. During the year 2006, we entered into the business of bio-enhanced livestock feed through our joint-venture company, Kiwa Tianjin. Kiwa Tianjin has generated approximately $2.46 million revenues in five months since it began operating in August 2006. We have also entered into Urea entrepot trade in late July 2006, which contributed $800,000 in revenue in 2006. The revenues generated from our bio-fertilizer business in 2006 were $46,926, a decrease of $584,868 compared to the same period in 2005. We incurred a net loss of $2.28 million (including non-cash expenses of $759,681) and $1.33 million for the fiscal year ended December 31, 2006 and 2005, respectively.

Due to our limited revenues from sales and continuous loss, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. In June 2006, we entered into a securities purchase agreement with six institutional investors for the issuance and sale of 6% Notes in the aggregate principal amount of $2,450,000. As of December 31, 2006, we have received the proceeds in full and issued 6% Notes to the investors. See Note 15 to the Condensed Consolidated Financial Statements under Item 7. In 2006, we raised $685,903 in debt financing from related parties and $754,416 for the issuance of common stock under a stock purchase agreement dated March 10, 2006. These funds are insufficient to execute our business plan as currently contemplated, which may result in the risks described in “Business-Risk Factors” under Item 1.

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

As of December 31, 2006, we had an accumulated deficit of $7,766,654, of which $2,284,099 and $1,327,759 occurred during the fiscal years ended December 31, 2006 and 2005, respectively. We generated approximately $3.31 million in sales during fiscal year 2006 from sales of our products and Urea entrepot transactions. However we incurred a severe decrease in bio-fertilizer sales in 2006 and the second half of 2005 due to the temporarily closing of our manufacturing facility for a planned upgrade and the failure of an anticipated financing that would have allowed us to construct a facility to produce bacillus fertilizer. Our bio-enhanced feed business has been operating only for half a year and so far we have incurred losses. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue.

In the short term, we still need to continue building our bio-fertilizer manufacturing facility, adjust our product formula to improve product stability and optimize our product offerings, expand our sales and marketing efforts in China, expand our distribution base in China, maintain operation of Kiwa-CAU R&D Center, introduce new veterinary drug products and acquire a small or medium sized bio-technology company or a factory with GMP qualification for this new product. In the long term, we plan to become a commercialization platform for world-class biotechnological research and development results for applications in agriculture, natural resources conservation and environmental protection, launch our products in the Southeast Asia, United States and other markets, continue our introduction of new products, create formal strategic alliances with selected United States companies to co-develop and/or co-market products in the United States and China, and form an international biotechnology research center in China for the research and development of agricultural, environmental and medical applications.

As mentioned in “Business-Risk Factors” under Item I, we will require additional capital to fund our operations. Funding, whether from a public or private offering of debt or equity, a bank loan or a collaborative agreement, may not be available when needed or on favorable terms. Further, any significant equity or debt financing will require us to obtain consent from holders of the 6% secured convertible notes under the terms of a securities purchase agreement dated June 29, 2006, which consent may not be given and we therefore may not be able to access sufficient funds when needed. See Note 15 to Consolidated Financial Statements under Item 7 of Part II. If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we will have to limit, delay, scale back or eliminate our research and development activities or future operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization. Any of the foregoing may adversely affect our business and cause us to discontinue as a going concern.

As of December 31, 2006, our current assets exceeded current liabilities by $474,837, although our current liabilities exceeded our current assets by $1,006,983 at December 31, 2005. The improvement of short-term liquidity is mainly due to a long-term (3 year) debt financing in the aggregate principal amount of $2,450,000 (i.e., 6% Notes) under the securities purchase agreement with six institutional investors in June 2006, and an equity financing amounted to $754,416 for the issuance of common stock under a stock purchase agreement dated March 10, 2006. If we can achieve the necessary financing to increase its working capital, we believe the Company will be well-positioned to further increase sales of these products and to generate more revenues in 2007. There can be no assurances that we will be successful in obtaining this financing.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest four years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

Trends and Uncertainties in Regulation and Government Policy in China

Agricultural Policy Changes in China

Economic growth in China has averaged 9.5% over the past two decades and seems likely to continue at that pace for some time. Per China Statistics Bureau, gross domestic product in 2006 increased 10.7% compared to 2005. However China now faces an imbalance between urban and rural environments as well as the manufacturing and agricultural industries. Since 2004, the Chinese central government has consecutively announced a so-called No. 1 Document each year concerning the countryside. The latest No.1 document unveiled on January 29, 2007 contains wide-ranging polices to improve sustainable agriculture and raise the incomes of hundreds of millions of farmers, such as to encourage farmers to use more environmentally-friendly fertilizers and pesticides to reduce pollution of the soil, rivers and lakes. On December 29, 2005, the Standing Committee of the National People's Congress decided to abolish the agricultural tax starting January 1, 2006. The abolition of the agricultural tax would increase incomes of farmers and ease their financial burdens. Other programs and regulations such as (1) Decision of the State Council on Implementing the Interim Regulation on Promoting the Adjustment of Industrial Structure promulgated by the State Council on December 7, 2005, (2) Guiding Catalogue for the Adjustment of Industrial Structure issued by the State Council, the National Development and Reform Commission on December 7, 2005, and (3) Outline of National Medium and Long-Term Plans for Science & Technology Development (2006-2020) promulgated by the State Council on February 9, 2006 adopted policies favorable to agriculture. We should benefit from these favorable policies as farmers will retain more of their income and will most likely spend some of that income on our products, resulting in greater sales. In addition, we anticipate receiving additional governmental support in marketing our products to farmers due to additional procedural changes included with the new policy.

General Fiscal and Monetary Policy Changes in China

The volatility in the inflation rate in China in the past decade (almost eight times that in the United States and four times that in Western Europe) suggests that China’s domestic monetary policy has not always been successful in maintaining low and stable inflation. In recent years, China has been adopting restricted or prudent fiscal and monetary policies to fight potential inflation. However, the agricultural area has been one of a few industries which will continue to enjoy expansionary policy. We have previously benefited from these policies, as evidenced by our receipt of non-interest bearing loans of over $1.5 million from the Chinese government so far and value-added tax exemption for our bio-enhanced feed products. As the government further increases investment in the agricultural area, we believe that similar loans or other favorable financing programs will be made available to us in the future, which we anticipate will assist us with managing liquidity and capital resources during our growth period. However, if these financing programs are not made available in the future, we may have to borrow on terms which are less favorable to us, or we may not be able to borrow additional funds at all on terms which are acceptable.

Foreign Investment Policy Change

On March 16, 2007, China's parliament, the National People's Congress, adopted the Enterprise Income Tax Law, which will take effective on January 1, 2008. The new income tax law sets unified income tax rate for domestic and foreign companies at 25 percent and abolishes the favorable policy for foreign invested enterprises. After this law takes effect, newly established foreign invested enterprises will not, in general, enjoy favorable tax treatment as in effect under current tax laws. However, a 15 percent corporate income tax rate for qualified high and new technology enterprises survives and will not be geographically restricted to high and new tech areas recognized by the Central Government. Foreign invested enterprises that currently benefit from other favorable tax treatment will continue to enjoy favorable tax treatment, although the conditions under which the benefit is available are narrowed. For example, according to the enterprise income tax law currently in effect, our PRC subsidiaries, Kiwa Shandong and Kiwa Tianjin are exempt from corporate income taxes for their first two profitable years and are entitled to a 50% tax reduction for the succeeding three years. However after the new income tax law takes effect, fiscal year 2008 shall be regarded as the first profitable year even if Kiwa Shandong or Kiwa Tianjin have not been profitable, thereby narrowing the time period when the favorable tax treatment may be available to us. Although less favorable than before the adoption of the Enterprise Income Tax Law, we believe the beneficial tax status we enjoy will make an investment in our Company relatively more attractive to both foreign and domestic investors in China, which could improve our liquidity or provide additional capital resources. However, the PRC is undergoing a significant transition period in the development of its tax policy for private industry and it is possible that the tax laws could be modified in the future such that we would be ineligible for these benefits. In such case our tax liability will increase and our liquidity will decrease.

Foreign Exchange Policy Changes

China is considering allowing its currency to be freely exchangeable for other major currencies. This change will result in greater liquidity for revenues generated in Renminbi (“RMB”). We would benefit by having easier access to and greater flexibility with capital generated in and held in the form of RMB. The majority of our assets are located in China and most of our earnings are currently generated in China, and are therefore denominated in RMB. Changes in the RMB-U.S. Dollar exchange rate will impact our reported results of operations and financial condition. In the event that RMB appreciates over the next year as compared to the U.S. Dollar, our earnings will benefit from the appreciation of the RMB. However, if we have to use U.S. Dollars to invest in our Chinese operations, we will suffer from the depreciation of U.S. Dollars against the RMB. On the other hand, if the value of the RMB were to depreciate compared to the U.S. Dollar, then our reported earnings and financial condition would be adversely affected when converted to U.S. Dollars.

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$ 1.00 = RMB 8.11. So far the trend of such appreciation is still continuous; the exchange rate of U.S. Dollar against RMB on December 31, 2006 was US$ 1.00 = RMB 1:7.8087.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying audited balance sheet as of December 31, 2006, and the audited statements of operations, equity movement and cash flows for the fiscal years ended December, 2006 and 2005, and the related notes thereto, for further discussion of our accounting policies.

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

Terms of our sales vary from cash on delivery to a credit term up to three to twelve months. Ordinarily, we require our customers to pay between 20% and 60% of the purchase price of an order placed, depending on the results of our credit investigations, prior to shipment. The remaining balance is due within twelve months, unless other terms are approved by management. As stated in the “Business - Risk Factors” under Item 1, the agriculture-biotechnology market in China is in the early stages of development and we are still in the process of exploring the new market. We may also distribute our bio-products to special wholesalers with favorable payment terms with a focus on the future. We maintain a policy that all sales are final and we do not allow returns. However, in the event of defective products, we may allow customers to exchange the defective products for new products within the quality guarantee period. In the event of any exchange, the customers pay all transportation expenses.

As of December 31, 2006, there was $258,667 in accounts receivable over 365 days old, of which $251,630 is attributable to two certain fertilizer customers. We had established repayment schedules with these two customers in April 2006 to extend credit periods of their accounts receivable over one year at that time to October 2006. Before September 30, 2006, these two customers made repayments on schedule. As of March 29, 2007, RMB 4,291,900 (approximately $542,680) was collected against those receivables. However the installment committed in the fourth quarter of 2006 was not paid on schedule. In addition, these two customers did not carry out any transaction with us in 2006 and therefore we provided $258,667 in bad debt provision based on total accounts receivable over one year.

Inventories

Inventories are stated at the lower of cost, determined on the weighted average method or net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.

As of December 31, 2006, there were $48,039 in finished goods exceeding their quality guarantee period, and we accrued impairment allowance for these inventories..

Impairment of Long-Lived Assets

Our long-lived assets consist of property and equipment and intangible assets. As of December 31, 2006, the net value of property and equipment and intangible assets was $1,466,779 and $337,027, respectively, which represented approximately 32.56% and 7.22% of our total assets, respectively.

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

Based on our analysis, we have determined that there was no impairment to our current production facilities and intangible assets as of December 31, 2006 and 2005.

Revenue Recognition

We recognize revenue for our products in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”. Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title.

Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”, if the company carry out a transaction which has the following indicators: (1) The supplier (not the company) is the primary obligor in the arrangement; (2) The amount the company earns is fixed; (3) The supplier (and not the company) has credit risk, the company shall recognize revenue based on the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier). We evaluate the relevant facts and circumstances of our urea entrepot trade, and recognize revenue in accordance with this principle.

Income Taxes

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

Major Customers and Suppliers

Bio-fertilizer products

We had a total of 53 customers as of December 31, 2006, of which two customers accounted for 28.5% and 15.9% of our net sales for the fiscal year ended December 31, 2006, respectively. No other single customer accounted for more than 8% of our revenues. For the fiscal year ended December 31, 2005, we had two significant customers accounting for 51.3% and 45.3% of our net sales, respectively, and no other single customer accounted for more than 3% of our revenues.

Four suppliers accounted for 18.0%, 15.1%, 11.3% and 10% of our net purchases for the fiscal year ended December 31, 2006, respectively. Three suppliers accounted for 64.0%, 17.2% and 12.5% of our net purchases for the fiscal year ended December 31, 2005, respectively. Historically our existing suppliers have met our needs. In addition, the raw materials used in our bio-fertilizer products are widely available from a variety of alternative sources.

Bio-enhanced feed

Our bio-enhanced feed business began in August 2006. We have also developed a total of 61 customers, of which no individual customer accounted for more than 8% of our net sales for the fiscal year ended December 31, 2006.

Three suppliers accounted for 25.4%, 18.0%, and 12.5% of our net purchases for the fiscal year ended December 31, 2006, respectively. No other single supplier accounted for more than 10%. The first largest supplier is Challenge Feed, our joint venture partner in Kiwa Tianjin. See Note 12 to Consolidated Financial Statements under Item 7 of Part II.

Urea entrepot trade

Because of the unique nature of our urea entrepot trade, the supplier and customer have all been pre-arranged. We purchase urea from Shengkui Technologies, Inc. and we sell urea to China Hua Yang Roneo Corporation pursuant to certain purchase and selling agreements we had entered into with these entities. In 2006, we purchased and also sold $50,000 metric ton of urea. For accounting purposes, we only recognize the difference between purchase and selling prices as our revenues.

Results of Operations

Net Sales

Net sales were $3,306,715 and $631,794 for the twelve months ended December 31, 2006 and 2005, respectively, representing an increase of 423.4%. The significant increase in sales is due to the expansion of our business into a variety of new segments, of which bio-enhanced feed business and entrepot trade business generated significant revenue amounting to $2,459,789 and $800,000 in 2006, respectively. The revenues generated from our bio-fertilizer business for the twelve months ended December 31, 2006 were $46,926. The significant drop in bio-fertilizer is due to temporarily closing of our manufacturing facility for the planned upgrade to manufacture bacillus fertilizer in the fourth quarter of 2005 as a result of incompletion of an anticipated fundraising. We resumed our small-scale production in 2006, but the production volume has remained low.

Cost of Sales

Cost of sales was $2,711,419 and $232,692 for the twelve months ended December 31, 2006 and 2005, respectively. The increase of $2,478,727 or 10.6 fold in cost of sales was primarily due to the rapid increase of sales.

Gross Profit

Gross profit was $595,296 and $399,102, representing a profit margin of 18.0% and 63.2% for the twelve months ended December 31, 2006 and 2005, respectively. This increase of $196,194 (49.2%) resulted from generation of significant revenues from commencement of our new business segments in 2006 of bio-enhanced feed and urea entrepot trade. We produced only bio-fertilizer in 2005. For detailed segment information, see Note 19 to Consolidated Financial Statements under Item 7 in part II.

Consulting and Professional Fees

Consulting and professional fees were $852,107 and $614,532 for the twelve months ended December 31, 2006 and 2005, respectively, representing an increase of $237,575 or 38.7%. Most of these fees are related to fundraising, investor relations, public company operations and marketing. The increase in consulting and professional fees in 2006 is primarily attributable to consulting and professional fees relating to investor relation service, financing commissions and legal fees in connection with the financing of 6% Notes.

Officers’ Compensation

Officers’ compensation was $176,528 and $38,727 for the twelve months ended December 31, 2006 and 2005. The $137,801 or 355.8% increase is mainly due to the recruitment of new senior management staff and amortization of fair value of stocks issued and option granted to directors and officers.

General and Administrative

General and administrative expenses were $605,071 and $509,674 for the twelve months ended December 31, 2006 and 2005, an increase of $95,397 or 18.7%. The increase is largely attributable to the expansion of our business into bio-enhanced feed industry. General and administrative expenses include salaries, marketing expenses, travel and entertainment, rent, office expense, telephone expense and insurance costs.

Selling expenses

During the fiscal year ended December 31, 2006, selling expenses were $521,608, with $449,587 or 6.2 folds increase compared to $72,021 for the fiscal year of 2005. The reasons of this increase included: (1) we incurred $208,284 in selling expenses in bio-enhanced feed, one of our new segments in 2006; (2) we incurred selling expenses of $313, 324 in bio-fertilizer business in 2006, an increase of $241,303 as compared to the same period of last year, most of which incurred in the fourth quarter of 2006 in connection with our new-round market development in Shandong Province and Xinjiang Region. Management believes that such expenses are expected to benefit the Company in 2007.

Research and Development

Research and development expenses increased by $108,455 or 9.6 folds to $119,719, for the twelve months ended December 31, 2006, as compared to $11,264 for the twelve months ended December 31, 2005. This increase is attributable to operating expenses of Kiwa-CAU R&D Center (see “Business-Intellectual Property and Product Lines- Kiwa-CAU R&D Center” under Item 1 in Part I), depreciation of experimental equipments, field test fees paid to Soil and Fertilizer Stations and fertilizer license fees paid to relating approval authorities in 2006.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation included in cost of production and deprecation of research equipment, increased $65,728 to $172,011, or 61.8%, for the twelve months ended December 31, 2006, as compared to $106,283 for the same period of 2005. The increase is mainly due to very low-volume production of Kiwa Shandong and, as a result, part of the depreciation of its manufacturing facility was recorded as operating expenses.

Allowance and Provision

During the fiscal year ended December 31, 2006, we accrued allowance and provision of $220,148 in total, among which bad debt provision was $172,109 and inventory impairment allowance was $48,039 (see subsection entitled “Critical Accounting Policies and Estimates” in this Item). With comparison to the fiscal year of 2005, there is an increase of 165.4%, which is due to both the increase of accounts receivable over one year and finished goods exceeding their quality guarantee period.

Net Interest Expenses

Net interest expenses were respectively $231,559 and $293,834 for the fiscal year ended December 31, 2006 and 2005, representing $62,275 or 21.2% decrease. The factors associated with this decrease mainly include the following: (1) amortization of beneficial conversion feature of convertible loan charged as interest expenses was nil in 2006 and $106,666 in 2005; (2) amortization of fair value of warrants in 2006 was $102,488, representing an increase of $24,042, compared to $78,446 in 2005; and (3) financing cost relating to financing advisor of 6% Notes was $16,385 in 2006, and no expense of the same kind was incurred in 2005.

Net Loss

Our net loss for the fiscal year of 2006 was $2,284,099 (including non-cash expenses $759,681), an increase of $956,340 or 72.0% compared to $1,327,759 for the fiscal year of 2005. This increase resulted from the following factors: (1) increase in gross profit of $196,194; (2) increase in operating expenses of $1,231,749; (3) decrease in interest expenses of $62,275; (4) there was $2,416 in other income in 2005 and no such income in 2006; and (5) there was negative $19,356 in minority interest in subsidiary in 2006 and nil in 2005.

Comprehensive Loss

Comprehensive loss increased by $1,074,474 to $2,379,875 for the twelve months ended December 31, 2006, as compared to $1,305,401 for the comparable period of 2005. The increase in comprehensive loss in the current year as compared to the fiscal year of 2005 is due to an increase of $956,340 in net loss and an increase of $118,134 in other comprehensive loss.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During fiscal year 2006, we raised a long-term (3 year) debt financing in the aggregate principal amount of $2,450,000 under the securities purchase agreement with six institutional investors in June 2006 (see Note 15 to the Condensed Consolidated Financial Statements under Item 7 in Part II), and an equity financing amounted to $754,416 for the issuance of common stock under a stock purchase agreement dated March 10, 2006. We also raised $685,906 in debt financing from related parties. These fundraisings improved our short-term liquidity. As of December 31, 2006, our current assets exceeded current liabilities by $474,837, reflecting a current ratio of 1.26:1, compared to net working capital negative 1,006,983, reflecting a current ratio 0.55:1, as of December 31, 2005.

As of December 31, 2006 and 2005, we had cash of $498,103 and $14,576, respectively. The change is outlined as follows.

During the fiscal year ended December 31, 2006, our operations utilized cash of $2,066,248 as compared with $419,827 used by operations for the fiscal year ended December 31, 2005. Such cash was mainly used in working capital of bio-enhanced feed business, cost of urea entrepot trade, market development fee for bio-fertilizer, partial payment of technology transfer fee of AF-01 anti-viral aerosol, and repayment of accounts payable to venders and service providers.

During the fiscal year ended December 31, 2006, we utilized $126,443 to acquire AF-01 anti-viral aerosol technology and $36,600 for the purchase of property and equipment and repayment of construction costs payable, as compared to $229,989 utilized for the purchase of equipment for the fiscal year ended December 31, 2005.

During the fiscal year ended December 31, 2006, we generated $2,655,333 from financing activities, consisting of the proceeds of $754,416 from issuance of common stock, issuance of the 6% Notes in the amount of $2,204,000 (net of financing costs of $246,000) and several advances or loans from related parties in the total amount of $685,906, offset by the repayments of amounts of $651,069due to related parties, convertible notes of $307,135 and long-term borrowings of $20,785. During the fiscal year ended December 31, 2005, we generated $632,570 from financing activities, consisting of the proceeds from convertible notes payable of $720,000 and loans from related parties of $488,501, offset in part by the repayment of a short-term loan of $50,000, to related parties of $163,741, convertible notes payable of $350,000 and long-term borrowings of $12,190.

As of December 31, 2006, we had an accumulated deficit of $7,766,654, among which we incurred a net loss of $2,284,099 (including non-cash expenses of $759,681) and $1,327,759 during the fiscal years ended December 31, 2006 and 2005, respectively. In addition we incurred a severe decrease of bio-fertilizer sales in 2006 and the second half of 2005. Our bio-enhanced feed business has been operating only for half a year and we have yet to break even (net loss for that sector of $78,103 in 2006). Although we expect our operating cash flow to be improved in 2007, we do not anticipate generating sufficient positive operating cash inflow to fund our planned operations.

Consequently our foreseeable cash flow position in the short term is tight. In the next year we estimate that we will need at least $1 million to make payments on debt obligations due within one year, satisfy accounts payable to venders and service providers, the upgrade of our bio-fertilizer facility is expected to cost $500,000, and as soon as we have sufficient cash, our plan is to invest $2 million on the development of our AF-01 anti-viral aerosol agent project associated with research, development, acquirement of a Good Manufacturing Practice (GMP) factory and sale of anti-viral aerosol agents. In addition, our marketing fee in 2007 is expected to be more than $1 million.

We expect that we will need to seek additional sources of funding to sustain our operations. In the next year, we intend to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurances that we will be successful in obtaining this financing. To raise additional capital we will need to procure the consent of the holders of the 6% Notes. In addition, if the number of shares issuable upon conversion of the 6% Notes increases significantly, we may need to increase the number of shares authorized for issuance under our certificate of incorporation. There can be no assurance that we can procure these consents in the even necessary, which may prevent us from raising capital. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Commitments and Contingencies

See Note 21 to the Consolidated Financial Statements under Item 7 in Part II.

Off-Balance Sheet Arrangements

At December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

See Note 12 to the Consolidated Financial Statements under Item 7 in Part II.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 7 in Part II.

ITEM 7 FINANCIAL STATEMENTS

The Consolidated Financial Statements of Kiwa Bio-Tech Products Group Corporation and its subsidiaries including the notes thereto, together with the reports thereon of Mao & Company, CPAs, Inc. are presented beginning on page F-1.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 13, 2006, Grobstein, Horwath & Company LLP informed the Company by written letter that it was resigning as the certifying accounting firm for the Company and its subsidiaries effective immediately. Effective March 14, 2006, our board of directors approved the selection of Mao & Company, CPAs, Inc. as our certifying accounting firm for the fiscal year ending December 31, 2005. At the annual meeting of shareholders on September 12, 2006, the proposal of the appointment of Mao & Company, CPAs, Inc. as the Company’s independent auditors for the fiscal year ending December 31, 2006 was approved by required votes of our shareholders.

Through March 29, 2007, there was not any disagreement with our current and prior certifying accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures.

ITEM 8A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2006 fiscal year. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

 Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2007 as we implement our Sarbanes Oxley testing methodologies.

ITEM 8B OTHER INFORMATION

Not applicable.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CORPORATE GOVERANCE, CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years. None of our directors or executive officers holds directorships in other public companies as of March 29, 2007. The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position
Wei Li	45	Chief Executive Officer and Chairman of the Board of Directors
Lian jun Luo	37	Chief Financial Officer and Director
Da chang Ju	66	Director
Yun long Zhang	43	Director
Juhua Wang	52	Chief Operating Officer
Wenbin Li	43	Vice president-Marketing
Qi Wang	40	Vice President - Technical
Xiaonan Wu	41	Vice President
Yvonne Wang	28	Secretary

Wei Li became our Chief Executive Officer and Chairman of the Board of Directors on March 12, 2004. From January 1, 2004 to the time of the Tintic/Kiwa merger, Mr. Li was the acting Chief Executive Officer of Kiwa Bio-Tech Products Group Ltd. Mr. Li founded Kiwa Bio-Tech Products Group Ltd. to capitalize on the growth of the ag-biotechnology industry in China. Prior to founding Kiwa Bio-Tech Products Group Ltd., Mr. Li founded China Star, an entity which provides integrated financing services and/or venture investments to growth businesses in China. Mr. Li served as President of China Star from June 1993 to January 2004. In 1989, Mr. Li founded Xinhua International Market Development Ltd., a company which engaged in investing in China’s high tech, pharmaceutical, medical device, media, entertainment and real estate industries. Mr. Li holds a B.S. in finance from Hunan Finance and Economics University.

Lian jun Luo became our Chief Financial Officer on March 12, 2004, and one of our directors on March 27, 2004. Mr. Luo served as the Chief Executive Officer of Kiwa Bio-Tech Products Group Ltd. from October 2002 to December 2003. From January 2002 to October 2002, Mr. Luo served as the Chief Financial Officer of China Star. From August 2000 to December 2001, Mr. Luo served as manager of Security Department and Assistant to President at Jilin Hengfa Group Ltd., a Chinese drug manufacturing company, responsible for the company’s preparation for an aborted IPO and for merger and acquisition activities. From May 1998 to July 2000, Mr. Luo worked as manager of Investment Department and Associate General Manager for Hongli Enterprise Ltd, a Chinese investment company on merger and acquisition transactions. Mr. Luo obtained his law degree from China University of Political Science and Law in 1993. Mr. Luo is a certified public accountant and lawyer in China.

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

Yun long Zhang became one of our directors on March 27, 2004. From May 2000 to present, Mr. Zhang has been the General Manager of China Star, responsible for the group’s daily operations. From 1994 to 2000, Mr. Zhang served as the head of the Investment Department at China National Economic and Systems Reform Research and Services Center, an economic reform think tank for the central government. Mr. Zhang holds a degree in statistics.

Juhua Wang became our Chief Operating Officer on September 13, 2006. Juhua Wang previously worked as the Vice General Manager of Shenyin Wanguo Securities Co. Ltd, Beijing Administrative Department and as the Manager of Beijing Jingsong Branch. Prior to that, she worked as the Vice Manager of Shanghai Wanguo Securities Northeast Administrative Department and the Manager of its Ha'erbin Sales Department. She was also Chief Economic Engineer of Ha'erbin Investment Group, Mechanic and Electrical Investment Co. Ms. Wang graduated from the Administrative Department of Ha'erbin Industry University with a Masters degree.

Wenbin Li became our Vice President-Marketing on January 21, 2007. Mr. Li also acts as General Manager both of Kiwa Tianjin from July 2006 and Kiwa Shandong from March 2007. Mr Li took the position of General Manager of Challenge Feed from 1999 until July 2006. Prior to that, from 1996 to 1999, Mr. Li acted as Manager of Business Operation Department, General Manager of Shenyang Challenge Feed Co., Ltd. From 1989 to 1996, he worked in Luzhou feed administrative authority. Mr. Li holds a master degree from Henan Agricultural University specialising in Animal nutrition.

Qi Wang became our Vice President - Technical on July 19, 2005. Mr. Wang also acts as Director of Kiwa-CAU R&D Center since July 2006. Mr. Wang served as a Professor and Advisor for Ph.D students in Department of Plant Pathology, China Agricultural University (“CAU”) since January 2005. Prior to that, he served as an assistant professor and lecturer of CAU since June 1997. He obtained his master degree and Ph.D in agricultural science from CAU in July 1994 and July 1997, respectively. Mr. Wang received his bachelor’s degree of science from Inner Mongolia Agricultural University in July 1989. He is a committee member of various scientific institutes in China, including the National Research and Application Center for Increasing-Yield Bacteria, Chinese Society of Plant Pathology, Chinese Association of Animal Science and Veterinary Medicine.

Xiaonan Wu became our Vice President on September 18, 2006. Mr. Wu has 17 years of experience in medical product distribution and market operations. He has substantial experience and resources in market development including work arising from his employment with Beijing Medicine Economical Technology Management Company as the General Manager Assistant and Assistant Manager in charge of drugs, and later as its Deputy General Manager.   Mr. Wu has also served as the Deputy General Manager of Beijing Medicine Limited Liability Company. At the same time he was the General Manager of its subordinate Medicine Guarantee Brand - New Pharmacy Chain Company as well as the General Manager of its subordinate joint-venture pharmaceutical company, Beijing Unit Medicine Company. Mr. Wu graduated from the College of Pharmacy, Beijing Medical University with a Bachelor of Science degree.

Yvonne Wang became our Secretary since September 2005. Prior to that, she served as assistant of Executive and manager of the Company’s US office since April 2003. She obtained her B.S. degree of Business Administration in July 2001, from University of Phoenix. She is also a Realtor and committees in California, and a certified Notary Public from California’s Secretary of State.

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

During the fiscal year ended December 31, 2006, our executive officers, directors or beneficial owners of more than ten percent (10%) of our capital shares were required to file reports on Form 3 or Form 4. During 2006, the following directors and executive officers failed to timely report option grants on Form 3 or Form 4: Wei Li, Lian jun Luo, Ju hua Wang, Yun long Zhang, Qi Wang, Xiao nan Wu, Yvonne Wang. These late filings all were with respect to the options granted on December 11, 2006 as specified under “Outstanding Equity Awards At 2006 Fiscal Year-End”, below.. The reporting persons subsequently reported these option grants on Form 3 or Form 4.

The Company is putting in place an enhanced compliance program to assist officers and directors with these filings.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Secretary. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. We will provide any person a copy of the Code, without charge, upon written request to the Company’s Secretary. Requests should be addressed in writing to Ms. Yvonne Wang; 415 West Foothill Blvd, Suite 206; Claremont, California 91711-2766.

Director Nominees Recommended by Stockholders

We have not implemented any changes to the procedures by which stockholders may recommend nominees to our board of directors since we last disclosed those procedures in our most recent proxy statement.

Board Composition; Audit Committee and Financial Expert

Our Board of Directors is currently composed of four members: Wei Li, Lian jun Luo, Da chang Ju and Yun long Zhang. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have an audit committee. We intend, however, to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

The Board has determined that at least one person on the Board, Lian jun Luo, qualifies as a “financial expert” as defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act. Mr. Luo does not meet the definition of an “independent” director set forth in Rule 4200(a)(15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under.

ITEM 10 EXECUTIVE COMPENSATION

We currently have no Compensation Committee. The Board of Directors is currently performing the duties and responsibilities of Compensation Committee. In addition, we have no formal compensation policy. We decide on our executives’ compensation based on average compensation levels of similar companies in U.S. or China, depending on consideration of many factors such as where the executive works. Our Chief Executive Officer's compensation is approved by the Board of Directors. Other named executive officers' compensation are proposed by our Chief Executive Officer and approved by the Board of Directors.

Our Stock Incentive Plan is administered by the Board of Directors. Any amendment to our Stock Incentive Plan requires majority approval of the stockholders of the Company. We presently do not have a non-equity incentive plan in effect.

The Company had no officers or directors whose total annual salary and bonus during each of 2006 and 2005 exceeded $100,000.

Currently, the main forms of compensation provided to each of our executive officers are: (1) annual salary; (2) performance bonus stipulated in his respective employment agreement; and (3) granting of incentive stock options subject to approval by our Board of Directors.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

Wei Li, CEO	2006	75,000	21,000	Nil	29,262	Nil	125,262
Wei Li, CEO	2005	Nil	Nil	Nil	Nil	Nil	Nil

Lian jun Luo, CFO	2006	48,000	12,000	Nil	21,162	Nil	81,162
Lianjun Luo, CFO	2005	22,500	7,000	5,924	Nil	Nil	35,424

Yvonne Wang, Secretary	2006	48,000	Nil	Nil	20,026	Nil	68,026
Yvonne Wang, Secretary	2005	21,000	Nil	Nil	Nil	Nil	21,000

Ju hua Wang, COO	2006	12,500	3,125	Nil	19,257	Nil	34,882
Ju hua Wang, COO	2005	Nil	Nil	Nil	Nil	Nil	Nil

Xiao nan Wu	2006	9,000	Nil	Nil	16,936	Nil	25,936
Xiao nan Wu	2005	9,000	Nil	Nil	Nil	Nil	9,000

(1)
The bonus amounts for the fiscal year of 2006 were accrued pursuant to the terms of Wei Li, Lian jun Luo and Ju hua Wang’s employment agreements with the Company. Wei Li’s bonus payment is subject to approval of the Board of Directors of the Company, Lianjun Luo and Ju hua Wang’s bonus payment is subject to approval of Wei Li, our Chief Executive Officer. For material terms of the employment agreements, see additional information below under subheading entitled “Employment Contracts and Termination of Employment Upon a Change of Control.” The bonus paid to Lianjun Luo for the fiscal year of 2005 was based on his former employment agreement with the Company.

(2)
Options granted on December 12, 2006. For material terms of the grant, see additional information below under subheading entitled “2004 Stock Incentive Plan” under this Item 10. The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model.

Employment Contracts and Termination of Employment and Change of Control Arrangements

On July 31, 2006, we entered into an employment agreement with our Chief Executive Officer, Wei Li, for a three-year term, commencing on January 1, 2006. Pursuant to this agreement, Mr. Li will receive a salary at the rate of RMB768,000 (approximately $96,000) per annum, of which RMB600,000 will be paid in equal monthly installments of RMB50,000 ($6,250) during the period of employment, prorated for any partial employment period, and RMB168,000 ($1,750)will be paid as an annual performance bonus in three months after each employment year. Mr. Li will receive such annual increases in salary as may be determined by our Board of Directors at our annual meeting. Mr. Li is also entitled to an annual grant of stock options under our employee stock option plan as determined by the Board of Directors. Mr. Li is entitled to three-month’s severance if his employment is terminated without cause.

On July 31, 2006, we entered into an employment agreement with our Chief Financial Officer, Lian jun Luo, for a three-year term, commencing on January 1, 2006. Pursuant to this 2006 agreement, we will pay Mr. Luo an annual salary at the rate per annum of RMB480,000 (approximately $60,000), of which RMB384,000 will be paid in equal monthly installments of RMB32,000 during the period of employment, prorated for any partial employment period, and RMB96,000 will be paid as an annual performance bonus in three months after each employment year for the successful completion of all goals and objectives of that year and is entitled to an annual grant of stock options under our employee stock option plan as determined by the Board of Directors. Mr. Luo is entitled to three month’s severance if his employment is terminated without cause.

On September 13, 2006, our Board of Directors approved the appointment of Ju hua Wang as our Chief Operating Officer. We entered into an employment agreement with Ms. Wang for a three-year term, commencing on August 1, 2006. Pursuant to the employment agreement, we will pay Ms. Wang an annual salary at the rate per annum of RMB300,000 (approximately $37,500), of which RMB240,000 will be paid in equal monthly installments of RMB20,000 during the period of employment, prorated for any partial employment period, and RMB60,000 will be paid as an annual performance bonus in three months after each employment year for the successful completion of all goals and objectives of that year and is entitled to an annual grant of stock options under our employee stock option plan as determined by the Board of Directors. Ms. Wang is entitled to three month’s severance if her employment is terminated without cause.

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

Outstanding Equity Awards At 2006 Fiscal Year-End

The following table sets forth all options granted to acquire shares of common stock of the Company to certain executive officers and directors during fiscal year 2006.

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (vested)	Number of Securities Underlying Unexercised Options Unexercisable (unvested)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Wei Li	Nil	182,800	182,800(1)	0.175	December 11, 2016
Lian jun Luo	Nil	132,200	132,200(1)	0.175	December 11, 2016
Ju hua Wang	Nil	120,300	120,300(1)	0.175	December 11, 2016
Xiao nan Wu	Nil	105,800	105,800(1)	0.175	December 11, 2016
Yvonne Wang	Nil	125,100	125,100(1)	0.175	December 11, 2016

(1)	See information contained in subheading entitled “Stock Option Grant” under heading “2004 Stock Incentive Plan.”

2004 Stock Incentive Plan

On May 10, 2004, our Board of Directors approved equity incentive awards to certain of our directors, officers and employees and/or consultants and adopted, subject to stockholder approval, our 2004 Stock Incentive Plan (the “Plan”). On June 3, 2004, our stockholders approved the Plan. Under the Plan, we may issue to qualifying participants options and stock purchase rights with respect to up to 1,047,907 shares of our common stock, of which not more than 350,000 shares may be granted to any participant in any fiscal year. Options issued under the Plan will expire ten years from the date of grant.

Our Board of Directors approved an amendment to the Plan to increase the number of shares reserved for options and other stock awards under it to 3,047,907, and to increase the limit on the number of shares that may be granted to any participant in a fiscal year to 500,000. The proposed amendment is described in detail in the Company’s definitive proxy statement, which was filed with the SEC on August 9, 2006. At the annual meeting of the stockholders held on September 12, 2006, the amendment was approved by the required vote of the Company’s stockholders.

The Plan is a key aspect of our compensation program, designed to attract, retain, and motivate the highly qualified individuals required for our long-term success. As of December 31, 2006, we had granted 2,000,000 options under our 2004 Stock Plan.

Stock Option Grant

On December 13, 2006, our Board of Directors approved a grant program, pursuant to which we granted 2,000,000 options under the Plan, as amended, of which 1,061,900 shares were granted to the executive officers and directors named in the table immediately above. Under the grant program, the exercise price was $0.175, equal to the closing price of our common stock on December 12, 2006. Pursuant to the approval of Board of Directors, after each of the first and second anniversary of the grant date, 33% percent of the options will become exercisable. After the third anniversary of the grant date, 34% of the options will become exercisable.

Aggregate Option Exercises and Fiscal-Year-End Values

No stock options were exercised by any officers or directors during 2006 and as of March 29,2007. We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2006 and as of March 29, 2007.

The fiscal-year-end value of unexercised options hold by executives and directors was $47,786 based on the closing price on December 31, 2006.

Name	Number of Stock Options Granted	Exercise Price/shares	Expiration Date	Grant Date Present Value (1)	Year-end Value (2)
Wei Li	182,800	0.175	2016-12-11	29,262	8,226
Lian jun Luo	132,200	0.175	2016-12-11	21,162	5,949
Ju hua Wang	120,300	0.175	2016-12-11	19,257	5,414
Qi Wang	121,500	0.175	2016-12-11	19,449	5,468
Xiao nan Wu	105,800	0.175	2016-12-11	16,936	4,761
Yvonne Wang	125,100	0.175	2016-12-11	20,026	5,630
Wen bin Li	120,300	0.175	2016-12-11	19,257	5,414
Yun long Zhang	153,900	0.175	2016-12-11	24,636	6,926

(1)	The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model.

(2)
The year-end value of unexercised options equals the difference between the option exercise price and the closing price of the Company stock at fiscal year end, multiplied by the number of shares underlying the options. The closing price of the Company stock on December 29, 2006, as reported in NASD OTC Bulletin Board was $0.22.

Director Compensation for 2006

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards ($) (c)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($)
Wei Li	Nil	Nil	Nil	Nil	Nil
Lian jun Luo	Nil	Nil	Nil	Nil	Nil
Da chang Ju	Nil	Nil	Nil	Nil	Nil
Yun long Zhang	Nil	Nil	24,639 (1)	Nil	24,639

(1)
We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors. In 2006, we granted 153,900 options valued at $24,639.39 to Yun long Zhang, who is not an employee of the Company. With the exception of the option grant above, in fiscal year 2006, we did not provide any compensation to our directors for their service on our Board of Directors. Two of the directors, Mr. Wei Li and Mr. Lianjun Luo, are also executive officers of the Company and their respective compensation was provided for their service as employees of the Company.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2006 certain information with respect to the beneficial ownership of our common stock by (i) each of our directors and executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 70,149,556 shares of our common stock outstanding as of December 31, 2006. None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Wei Li (1)	12,356,672	17.61
Common Stock	Da chang Ju (2)	10,062,088	14.34
Common Stock	Lian jun Luo	1,305,562	1.86
Common Stock	Yun long Zhang	308,916	*
Common Stock	Ju hua Wang	100,000	*
Common Stock	All Star Technology Inc. (1)	12,356,672	17.61
Common Stock	InvestLink (China) Limited (2)	10,062,088	14.34
Common Stock	All officers and directors as a group (5 persons)	24,133,238	34.40

*	Less than 1%.

(1)
Consists of shares held by All Star Technology Inc., a British Virgin Islands international business company. Wei Li exercises voting and investment control over the shares held by All Star Technology Inc. Wei Li is a principal stockholder of All Star Technology Inc. and may be deemed to beneficially own such shares, but disclaims beneficial ownership in such shares held by All Star Technology Inc. to the extent of his pecuniary interest therein.

(2)
Consists of 7,812,088 shares of common stock held directly by InvestLink (China) Limited (“Investlink”) and 2,250,000 shares of common stock held by InvestLink as custodian for Gui sheng Chen. InvestLink has the sole power to vote or direct the vote and dispose or direct the disposition of 10,062,088 shares but disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein. Da chang Ju exercises voting and investment control over the shares held by InvestLink. Da chang Ju is a principal stockholder of InvestLink and may be deemed to beneficially own such shares, but disclaims beneficial ownership in such shares held by InvestLink to the extent of his pecuniary interest therein.

Under the terms of the 6% Notes and 6% Note Warrants, the notes and warrants are exercisable by any holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of callable secured convertible notes or unexercised portions of the warrants) would not exceed 4.99% of the then outstanding common stock as determined in accordance with Section 13(d) of the Exchange Act. Therefore, the table above does not include beneficial ownership information of the following holders of the 6% Notes and 6% Note Warrants of the Company: AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, New Millenium Capital Partners II, LLC, Double U Master Fund LP, and Nite Capital LP.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2006 about our equity compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,000,000	$0.175	1,047,907
Equity compensation plans not approved by security holders	—	—	—
Total	2,000,000	—	1,047,907

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For description of transactions with related parties, see Note 12 to Consolidated Financial Statements under Item 7 in Part II.

Under the independence standard set forth in Rule 4200(a)(15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under, none of the members of the Board of Directors are independent.

We do not have a separately designated audit, nominating or compensation committee or committee performing similar functions.

The relationships between our directors and the Company are as follows:

Mr. Wei Li is a principal stockholder of All Star Technology Inc, which holds 12,356,672 shares of our common stock. Mr. Li may be deemed to beneficially own such shares and exercises voting and investment control over such shares. Mr. Li is also Chief Executive Officer of the Company.

Mr. Da chang Ju is a principal stockholder of InvestLink (China) Limited, which holds directly 7,812,088 shares of our common stock and 2,250,000 shares of common stock as custodian, Mr. Ju may be deemed to beneficially own such shares. Mr. Ju exercises voting and investment control over such shares.

Mr. Lian jun Luo is Chief Financial Officer of the Company.

Mr, Yun long Zhang is General Manager of China Star Investment Management Co., Ltd. , which is also 28% owned by Mr. Wei Li.

ITEM 13 EXHIBITS
Description of Exhibits
Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23 2004	3.1
3.2	Bylaws, effective as of July 22, 2004.	Form 8-K filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of September 27, 2006.	Form 10-QSB filed on November 15, 2006	3.3
10.31	Advance Agreement, dated December 31, 2005, between Kiwa Bio-Tech Products (Shandong) Co. Ltd. and China Star Investment Management Co. Ltd.	Form 10-KSB filed April 17, 2006	10.31
10.32	Stock Purchase Agreement dated March 10, 2006 between Kiwa Bio-Tech Products Group Corporation and Guilian Li Ziyang Zong	Form 8-K filed on March 15, 2006	10.1
10.33	Termination Agreement between Kiwa Bio-Tech Products Group Corporation and Cornell Capital dated on March 31, 2006	Form 8-K filed on April 4, 2006	10.1
10.34	Supplementary Agreement for Stock Purchase Agreement dated April 13, 2006	Form 10-KSB filed on April 17, 2006	10.34
10.35	Supplementary Agreement for Stock Purchase Agreement dated May 12, 2006	Form 10-QSB filed on May 15, 2006	10.35
10.36	Advance Agreement, dated March 31, 2006, between Kiwa Bio-Tech Products (Shandong) Co. Ltd. and China Star Investment Management Co. Ltd.	Form 10-QSB filed on May 15, 2006	10.36

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
10.37	Technology Transfer Agreement dated May 8, 2006, between Kiwa Bio-Tech Products Group Corporation and Jinan Kelongboao Bio-Tech Co., Ltd.	Form 8-K filed on May 8, 2006	10.1
10.38	Acquisition Framework Agreement between the Company and Beijing Huasheng Medicine Co., dated May 10, 2006	Form 8-K filed on May 8, 2006	10.2
10.39	Securities Purchase Agreement, dated as of June 29, 2006 between Kiwa Bio-Tech Products Group Corporation and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC, Double U Master Fund LP, and Nite Capital LP (collectively, the “Purchasers”)	Form 8-K filed on July 5, 2006	10.01
10.40	Registration Rights Agreement, dated as of June 29, 2006 between Kiwa Bio-Tech Products Group Corporation and the Purchasers	Form 8-K filed on July 5, 2006	10.02
10.41	Security Agreement, dated as of June 29, 2006, between Kiwa Bio-Tech Products Group Corporation and the Purchasers	Form 8-K filed on July 5, 2006	10.03
10.42	Intellectual Property Security Agreement, dated as of June 29, 2006, between Kiwa Bio-Tech Products Group Corporation and the Purchasers	Form 8-K filed on July 5, 2006	10.04
10.43	Pledge Agreement, dated as of June 29, 2006, among Kiwa Bio-Tech Products Group Corporation, Wei Li, and the Purchasers	Form 8-K filed on July 5, 2006	10.05
10.44	Form of Callable Secured Convertible Note, dated as of June 29, 2006, issued by Kiwa Bio-Tech Products Group Corporation to the Purchasers	Form 8-K filed on July 5, 2006	10.06
10.45	Form of Stock Purchase Warrant, dated as of June 29, 2006, issued by Kiwa Bio-Tech Products Group Corporation to the Purchasers	Form 8-K filed on July 5, 2006	10.07
10.46	Contract for Joint Venture dated July 11, 2006 between Kiwa Bio-Tech Products Group Corporation and Tianjin Challenge Feed Co., Ltd.	Form 8-K filed on July 14, 2006	10.01
10.47	Contract for urea dated July 28, 2006 between Kiwa Bio-Tech Products Group Ltd. and China Hua Yang Roneo Corporation.	Form 8-K filed on August 2, 2006	10.1
10.48	Contract for urea dated July 31, 2006 between Kiwa Bio-Tech Products Group Ltd. and Shengkui Technologies, Inc.	Form 8-K filed on August 2, 2006	10.2
10.49	Employment Agreement dated July 31, 2006 between Kiwa Bio-Tech Products Group Ltd. and Wei Li	Form 8-K filed on August 7, 2006	10.1
10.50	Employment Agreement dated July 31, 2006 between Kiwa Bio-Tech Products Group Ltd. and Lianjun Luo	Form 8-K filed on August 7, 2006	10.2
10.51	Employment Agreement dated September 25, 2006 between Kiwa Bio-Tech Products Group Ltd. and Juhua Wang	Form 8-K/A filed on September 25, 2006	10.1
10.52	Amendment to Registration Right Agreement dated as of October 31, 2006, by and among Kiwa Bio-Tech Products Group Corporation and the Purchasers	Form 10-QSB filed on November 15, 2006	10.52
10.53	Contract dated August 8, 2006, by and among Kiwa Bio-Tech Products Group Ltd. and UPB International Sourcing Limited	Form 10-QSB filed on November 15, 2006	10.53
10.54	Supplementary Agreement, dated August 20, 2006, by and between Kiwa Bio-Tech Products Group Ltd. and UPB International Sourcing Limited	Form 10-QSB filed on November 15, 2006	10.54
10.55	Short Term Loan Agreement, dated as of October 23, 2006, by and among Kiwa Bio-Tech Products (Shandong) Co., Ltd and China Star Investment Management Co., Ltd.	Form 10-QSB filed on November 15, 2006	10.55

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
10.56	Agreement on Joint Incorporation of Kiwa-CAU Bio-Tech Research & Development Center, dated November 14, 2006, between China Agricultural University and Kiwa Bio-Tech Products (Shandong) Limited	Filed herewith.
10.57	Annual Distribution Contract, dated December 26, 2006, by and among Kiwa Bio-Tech Products (Shandong) Co., Ltd and Xinjiang Rundi Bio-Tech Co., Ltd.	Form 8-K filed on December 27, 2006	10.01
21	List of Subsidiaries	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Public Accountants for 2006 and 2005

Audit Fees

Mao & Company, CPAs, Inc. audited our financial statements for year-end 2006 and 2005, and reviewed our quarterly financial statements for 2006. Grobstein, Horwath & Company, LLP reviewed our quarterly financial statements for 2005. Since we do not have a formal audit committee, our entire Board of Directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to the Company’s accountants, but our board of directors approved the engagement of each of Mao & Company, CPAs, Inc. and Grobstein, Horwath & Company, LLP before their respective engagements. All of the services described below were approved by our board of directors prior to performance. The board of directors has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

The aggregate audit fees for 2006 were approximately $73,000. The amounts include fees for professional services rendered by Mao & Company, CPAs, Inc. in connection with the audit of our consolidated financial statements for the 2006 fiscal year and reviews of our quarterly reports on the Form 10-QSB for the first, second and third quarters of 2006 fiscal year.

The aggregate audit fees for 2005 were approximately $67,500. The amounts include fees of approximately $45,000 for professional services rendered by Mao & Company, CPAs, Inc. in connection with the audit of our consolidated financial statements as of and for the 2005 fiscal year and fees of approximately $22,500 for professional services rendered by Grobstein, Horwath & Company, LLP in connection with reviews of our unaudited consolidated interim financial statements for the first, second and third quarters of 2005.

Audit-Related Fees

Audit-related fees for 2006 for assurance and related services by Mao & Company, CPAs, Inc. and Grobstein, Horwath & Company, LLP were $7,100 and $9,500. The amounts include fees for auditing the financial statements in relation to the preparation and filing of our registration statement on Form SB-2.

There were no audit-related fees billed by Mao & Company, CPAs, Inc. or Grobstein, Horwath & Company, LLP for other services rendered to the Company for the 2005 fiscal year.

Tax Fees

Tax service fees billed to Mao & Company, CPAs, Inc.for 2006 were $4,500. There were no fees for tax services billed by Mao & Company, CPAs, Inc. or Grobstein, Horwath & Company, LLP for other services rendered to the Company for the 2005 fiscal year.

All Other Fees

There were no additional aggregate fees billed by Mao & Company, CPAs, Inc. for 2005 and 2006 or by Grobstein, Horwath & Company, LLP for 2005 for other services rendered to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2007.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
By:	/s/ Wei Li Wei Li Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2007.

/s/ Wei Li	April 1, 2007	Chief Executive Officer and
Wei Li		Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Lian jun Luo	April 1, 2007	Chief Financial Officer and Director
Lian jun Luo		(Principal Financial Officer and
Principal Accounting Officer)

/s/ Da chang Ju	April 1, 2007	Director
Da chang Ju

/s/ Yun long Zhang	April 1, 2007	Director
Yun long Zhang

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND ITS SUBSIDIARIES

Independent Auditor’s Report

To the Board of Directors and Stockholders of
Kiwa Bio-Tech Products Group Corporation

We have audited the accompanying consolidated balance sheets of Kiwa Bio-Tech Products Group Corporation and Subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kiwa Bio-Tech Products Group Corporation as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mao & Company CPAs, Inc.

New York, New York
February 16, 2007

Consolidated Balance Sheets

	Year Ended December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$498,103	$14,576
Accounts receivable, net of bad debt allowance of $258,667 and $82,942, respectively	929,446	701,486
Inventories	541,340	495,597
Prepaid expenses	302,007	1,962
Other current assets	57,011	27,186
Total current assets	2,327,907	1,240,807
Property, Plant and Equipment:
Buildings	1,046,116	1,012,219
Machinery and equipment	585,282	447,361
Automobiles	47,772	103,914
Office equipment	78,096	57,423
Computer software	9,240	8,940
	1,766,506	1,629,857
Less: accumulated depreciation	(286,039)	(192,991)
Property plant and equipment - net	1,480,467	1,436,866
Construction in progress	34,548	33,429
Intangible asset-net	337,027	410,586
Deferred financing costs	211,793	-
Deposit to purchase the proprietary technology	126,443	-
Total assets	$4,518,185	$3,121,688
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$983,980	$1,000,477
Construction costs payable	366,879	372,338
Due to related parties	496,806	454,193
Convertible notes payable	-	407,135
Current portion of bank notes payables	5,405	13,647
Total current liabilities	1,853,070	2,247,790
Long-term liabilities, less current portion:
Unsecured loans payable	1,472,717	1,424,996
Bank notes payable	1,351	13,895
Long-term convertible notes payable	2,365,962	-
Discount on warrants relating to long-term convertible notes	(1,371,446)	-
Total long-term liabilities	2,468,584	1,438,891

Minority interest in a subsidiary	103,362	-

Shareholders’ equity (deficiency)
Common stock -$0.001 par value Authorized 200,000,000 shares and 100,000,000 shares at December 31, 2006 and 2005, respectively Issued and outstanding 70,149,556 and 59,235,930 shares at December 31, 2006 and 2005, respectively	70,150	59,236
Preferred stock -$0.001 par value Authorized 20,000,000 shares, nil shares issued and outstanding at December 31, 2006 and 2005, respectively	-	-
Additional paid-in capital	8,311,975	4,835,968
Stock-based compensation reserve	(523,468)	-
Deficit Accumulated	(7,766,654)	(5,482,555)
Accumulated other comprehensive income	1,166	22,358
Total shareholders’ equity (deficiency)	93,169	(564,993)
Total liabilities and stockholders’ equity	$4,518,185	$3,121,688

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2006	2005
Net sales	$3,306,715	$631,794
Cost of sales	2,711,419	232,692
Gross profit	595,296	399,102

Operating expenses:
Consulting and professional fees	852,107	614,532
Officers’ compensation	176,528	38,727
General and administrative	605,071	509,674
Selling expenses	521,608	72,021
Research and development	119,719	11,264
Depreciation and amortization	172,011	106,283
Allowance and provision	220,148	82,942
Total costs and expenses	2,667,192	1,435,443
Operating loss	(2,071,896)	(1,036,341)
Interest expense, net	(231,559)	(293,834)
Other income	-	2,416
Minority interest in a subsidiary’s loss	19,356	-
Net loss	$(2,284,099)	$(1,327,759)
Other comprehensive income (loss):
Translation adjustment	(95,776)	22,358
Comprehensive loss	$(2,379,875)	$(1,305,401)
Net loss per common share -basic and diluted	$(0.036)	$(0.026)
Weighted average number of common shares outstanding -basic and diluted	63,646,482	50,957,995

Consolidated Statement of Stockholders’ Equity (Deficiency)

	Common Stock		Additional Paid-in Capital	Stock-based Compensation Reserve	Accumulated Deficits	Other Comprehensive income	Total Stockholders’ Deficiency
	Shares	Amount
Balance, January 1, 2005	40,873,711	$40,874	$4,393,415	-	($4,154,796)	-	$279,493
Issuance of common stock to Cornell Capital in the first nine months of 2005, as repayments in conjunction with Promissory Note dated on January 4, 2005	18,362,219	18,362	294,503	-	-	-	312,865
Issuance of detachable warrants in conjunction with the issuance of convertible promissory notes in June 2005	-	-	21,700	-	-	-	21,700
Beneficial conversion feature of convertible note payable funded in June, 2005	-	-	106,666	-	-	-	106,666
Issuance of detachable warrants in conjunction with the various advances from a director in May 2005	-	-	8,633	-	-	-	8,633
Issuance of detachable warrants in conjunction with the advances from a related party dated June 29, 2005	-	-	5,417	-	-	-	5,417
Issuance of detachable warrants in conjunction with the advances from a related party dated September 30, 2005	-	-	5,021	-	-	-	5,021
Issuance of detachable warrants in conjunction with the advances from a related party dated December 31, 2005	-	-	613	-	-	-	613
Net loss for the year ended December 31, 2005	-	-	-	-	(1,327,759)	-	(1,327,759)
Other comprehensive income-Translation adjustment	-	-	-	-	-	22,358	22,358
Balance, January 1, 2006	59,235,930	$59,236	$4,835,968	-	($5,482,555)	$22,358	($564,993)
Issuance of detachable warrants in conjunction with the advances from a related party dated March 31, 2006	-	-	5,145	-	-	-	5,145
Issuance of 5 million shares of common stock pursuant to the Stock Purchase Agreement dated as of March 10, 2006	5,000,000	5,000	740,416	-	-	-	745,416
Issuance of detachable warrants in conjunction with the issuance of convertible promissory notes on June 29, 2006, August 15, 2006 and October 31, 2006	-	-	1,467,956	-	-	-	1,467,956
Issuance of warrants to a financing consultant in June and August, October 2006	-	-	231,544	(231,544)	-	-	-
Amortization of fair value of stock-based compensation reserve	-	-	-	30,801	-	-	30,801
Issuance of common stock for exercise of warrants at July 6, 2006	50,000	50	(50)	-	-	-	-
Issuance of common stock for exercise of warrants at August 9, 2006	500,000	500	8,500	-	-	-	9,000
Issuance of common stock as compensation to a investor relation consultant on October 10, 2006	1,800,000	1,800	430,200	-	-	-	432,000
Issuance of common stock as compensation to an officer on October 10, 2006	996,646	997	45,355	-	-	-	46,352
Issuance of common stock for exercise of warrants at October 10, 2006	350,000	350	7,350	-	-	-	7,700
Issuance of common stock for exercise of warrants at October 10, 2006	750,000	750	16,500	-	-	-	17,250
Issuance of common stock for conversion of a convertible note on November 10, 2006	773,537	774	112,936	-	-	-	113,710
Employee stock option granted on December 12, 2006	-	-	326,810	(326,810)	-	-	-
Amortization of fair value of employee stock option in 2006	-	-	-	4,085	-	-	4,085
Issuance of common stock for conversion 6% Notes in the quarter of 2006	693,443	693	83,345	-	-	-	84,038
Net loss for the year ended December 31, 2006	-	-	-	-	(2,284,099)	-	(2,284,099)
Other comprehensive income-Translation adjustment	-	-	-	-	-	(21,192)	(21,192)
Balance, December31, 2006	70,149,556	$70,150	$8,311,975	($523,468)	($7,766,654)	$1,166	$93,169

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,284,099)	$(1,327,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200,815	146,932
Amortization of detachable warrants and option	137,374	78,447
Amortization of beneficial conversion feature of convertible notes	-	106,666
Provision for doubtful debt and inventory impairment	224,614	82,942
Fair value of shares as compensation to an employee	46,352	-
(Gain) loss on disposal of fixed assets	2,077	-
Minority interest in subsidiary	(19,356)	-
Changes in operating assets and liabilities:
Accounts receivable	(403,685)	178,975
Inventories	(94,632)	(411,920)
Other receivable	-	157,495
Prepaid expenses	131,955	129,638
Other current assets	(29,825)	(846)
Accounts payable and accrued expenses	22,162	439,603
Net cash used in operating activities	(2,066,248)	(419,827)
Cash flows from investing activities:
Purchase of property and equipment	(36,600)	(229,989)
Acquisition of intangible asset	(126,443)	-
Net cash used in investing activities	(163,043)	(229,989)
Cash flows from financing activities:
Proceeds from issuance of common stock	754,416	-
Repayment of short-term loans	-	(50,000)
Proceeds from related parties	685,906	488,501
Repayment to related parties	(651,069)	(163,741)
Proceeds from convertible notes payable	-	720,000
Repayment of convertible notes payable	(307,135)	(350,000)
Proceeds from long-term convertible notes payable	2,204,000	-
Repayment of long-term borrowings	(20,785)	(12,190)
Net cash provided by financing activities	2,665,333	632,570
Effect of exchange rate changes on cash and cash equivalents	47,486	14,773
Cash and cash equivalents:
Net increase (decrease)	483,528	(2,473)
Balance at beginning of year	14,575	17,049
Balance at end of year	$498,103	$14,576

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$103,313	$6,354
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Fixed assets invested by minority shareholder of subsidiary	$120,000	$-
Beneficial conversion feature of convertible notes payable	-	106,666
Issuance of common stock for convertible notes payable and interest	197,748	312,865
Issuance of common stock as compensation to a consultant	432,000	-
Issuance of detachable warrants in conjunction with issuance of convertible notes payable	1,473,101	41,384
Issuance of warrants as compensation and grant of stock option	558,534	-
Non-cash exercise of warrants	50	-
Issuance of stock for warrant exercise with accrued interest setoff	24,950	-

Notes to Consolidated Financial Statements

References herein to “we”, “us”, “our” or “the Company” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned and majority-owned subsidiaries unless the context specifically states or implies otherwise.

1.	Background and Basis of Presentation

Organization -We are the result of a share exchange transaction accomplished on March 12, 2004 between Tintic Gold Mining Company, a Utah corporation, and Kiwa BVI. The exchange transaction resulted in a change of control of Tintic, with former Kiwa BVI stockholders owning approximately 89% of Tintic on a fully diluted basis, and Kiwa BVI became Tintic’s wholly-owned subsidiary. Subsequent to the share exchange, Tintic changed its name to Kiwa Bio-Tech Products Group Corporation. On July 22, 2004, we completed our reincorporation in the State of Delaware.

Business - Our business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China. We have entered into an agreement to acquire technologies to produce and market bio-fertilizer and bio-enhanced feed products, and also are developing a veterinary drug based on AF-01 Anti-Viral Aerosol technology. See “Business” section in Part I.

Basis of Presentation - The consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, Kiwa BVI and Kiwa Shandong, and also its majority-owned subsidiary, Kiwa Tianjin. These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include bad debt provision, impairment of inventory and long-lived assets, depreciation and amortization and fair value of warrant.

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

As of December 31, 2006, there was $258,667 in accounts receivable over 365 days old, of which $251,630 is attributable to two certain fertilizer customers. We had established repayment schedules with these two customers in April 2006 to extend their credit periods of their accounts receivable over one year then to October 2006. Before September 30, 2006, these two customers made repayments on schedule. So far RMB 4,291,900 (approximately $542,680) has been collected against those receivables. However the installment committed in the fourth quarter of 2006 was not paid on schedule. In addition, these two customers didn’t carry out any transaction with us in 2006. Although the Company is still pursuing the collection of these receivables, we provided $258,667 bad debt provision based on all accounts receivable over one year as of December 31, 2006.

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

As of December 31, 2006, we had an accumulated deficit of $7,766,654, and we incurred net losses of $2,284,099 and $1,327,759 during the years ended December 31, 2006 and 2005, respectively. This trend is expected to continue. Our remaining capital resources are insufficient to allow the Company to execute its business plan in the next year. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization. These factors create substantial doubt about our ability to continue as a going concern.

The Company’s registered independent public accounting firm, in their report on the consolidated financial statements as of and for the year ended December 31, 2006 and 2005 contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, have included an explanatory paragraph in their opinion indicating that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For more detailed discussion about going concern, see “Going Concern” under Item 6 in Part II.

Foreign Currency Translation - The functional currency of the Company is China RMB, which is the primary medium of exchange where Kiwa Shandong and Kiwa Tianjin operate. The Company reports its financial results in United States dollars (“U.S. dollars” or “US$”).

Translations of amounts from RMB into U.S. dollars were at approximately US$ 1.00 = RMB 8.28 for all periods prior to July 21, 2005. Due to the stability of the RMB during the periods covered by the consolidated financial statements prior to July 21, 2005, no material exchange differences exist during the aforesaid period. On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-US$ exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$ 1.00 = RMB 8.00. The Company translates it’s China subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date (on December 31, 2006, the prevailing exchange rate of the U.S. dollar against the RMB was US$ 1.00 = RMB 7.8087), and the statement of operations is translated at the average rates over each quarterly reporting period. Equity items are translated at historical exchange rates. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of operations and comprehensive income.

Revenue Recognition - The Company recognizes sales of its products in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”. Sales represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title.

Pursuant to China’s value-added tax (“VAT”) rules and regulations, Kiwa Shandong as a general VAT taxpayer is subject to a tax rate of 13% (“output VAT”). Such output VAT is payable after offsetting VAT paid by Kiwa Shandong on purchases (“input VAT”).

The VAT rate applied for Kiwa Tianjin, as a small-scale VAT taxpayer, is 6%. However as a livestock feed producer, it is exempted from VAT. Such VAT exemption shall be approved by the local tax authority each year. On August 31, 2006 and January 27, 2006, the local tax authority approved the exemption from VAT for Kiwa Tianjin’s revenues for fiscal year 2006 and 2007, respectively.

Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”, the company must recognize revenue based on the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) if the company carries out a transaction which has the following indicators: (1) the supplier (not the company) is the primary obligor in the arrangement; (2) the amount the company earns is fixed; and (3) the supplier (and not the company) has credit risk. We evaluate the relevant facts and circumstances of our urea entrepot trade, and recognize net amount as revenue for urea entrepot business.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of December 31, 2006, potentially dilutive securities aggregated 39,264,435 shares of common stock.

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

As of December 31, 2006, there were $48,039 in finished goods exceeding their quality guarantee period, and we accrued impairment allowance for these inventories.

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

Buildings	20-35 years
Machinery and equipment	4-12 years
Automobiles	8 years
Office equipments	5 years
Computer software	3 year

Construction in progress represents factory and office buildings under construction. The Company capitalizes interest during the construction phase of qualifying assets in accordance with SFAS No. 34, “Capitalization of Interest Cost”. No interest was capitalized during twelve months ended December 31, 2006 and 2005 as the construction in progress was minimal.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The Company has determined that there was no impairment of long-lived assets as of December 31, 2006.

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

Stock Issued for Compensation and Financing - Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS No. 123(R)”) which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line attribution method under SFAS No. 123(R).

Prior to December 31, 2005, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

Related Parties - Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

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

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that became effective beginning July 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principle and expands disclosures of fair value measurement. In application, this statement does not require any new fair value measurements. It shall be effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income or business entity. For an employer with publicly traded equity securities, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	Accounts Receivable

As of December 31, 2006, the balance of accounts receivable was $929,446, net of bad debt provision of $258,667. Among this balance, $800,000, $5,242, and $124,024relate respectively to our urea entrepot trade, bio-fertilizer and bio-enhanced feed business. As stated above in “Business-Risk Factors” under Item 1 in Part I, we acted as an agent in urea entrepot trade. The first two shipments were dispatched in mid-October and reached the destination by the end of 2006. We recognized revenue of this transaction and corresponding accounts receivable based on the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier), of which we have received $680,000 in the first quarter of 2007, of 85% of the total. All bad debt provision relates to our bio-fertilizer business.

As of December 31, 2005, the balance of accounts receivable was $701,486, net of bad debt provision $82,942.

4.	Inventories

Inventories consisted of the following as of December 31, 2006 and December 31, 2005:

Item	December 31, 2006	December 31, 2005
Raw materials	$439,828	$417,237
Semi-finished goods	241	-
Finished goods	101,271	78,360
Total	$541,340	$495,597

As of December 31, 2006, there were $48,039 in finished goods exceeding their quality guarantee period, and we accrued impairment allowance for these inventories. The balance of finished goods in this table is a net balance after offsetting the allowance.

5.	Prepaid expenses

Prepaid expenses consisted of the following as of December 31, 2006 and December 31, 2005:

Item	Note	December 31, 2006	December 31, 2005
Prepaid stock-based compensation to investor relation consultant	(i)	$256,800	$-
Prepaid charges relating to urea entrepot trade	(ii)	30,097	-
Prepaid insurance premium		-	892
Others		15,110	1,070
Total		$302,007	$1,962

(i) Prepaid stock-based compensation to investor relation consultant

Pursuant to an investor relations and international sales and distribution agreement with an investor relation consultant dated August 7, 2006, we issued 1.8 million shares of our common stock to the consultant as partial compensation on October 10, 2006. We evaluated the fair value of the stock based on the closing price of our common stock on the issuance date, and amortize it during the valid period (one year commencing on August 1, 2006) of the agreement.

(ii) Prepaid charges relating to urea entrepot trade

On August 8, 2006, as amended on August 20, 2006, the Company entered into a letter of credit contract with UPB International Sourcing Limited (“UPB”), wholly-owned by Wei Li, our CEO, pursuant to which the Company engaged UPB to issue a $38,500,000 letter of credit in favor of the Company to a urea supplier under a urea purchase contract associated with a urea entrepot trade. The letter of credit is for a term of 90 days and can be reissued each time its term expires until the expiration of the stated term of the urea purchase agreement. The Company must pay UPB a commission equal to 2% of the total credit line, of which 50% must be paid in one month from the date of execution, and the balance must be paid upon the close of the first shipment of urea under the urea purchase contract. As of December 31, 2006, we had paid UPB the first installment and other minor costs in the amount of $415,097.

The first two shipments were dispatched in mid-October and reached the destination by the end of 2006. Since half of the valid period of the urea purchase and selling contracts had passed and only two shipments were closed, for accounting purpose, we amortized $385,000 as cost in 2006, or 50% of total agreed commission, assuming that another two shipments would be closed in the rest of the valid period. As of December 31, 2006, the remaining balance of prepaid charges was $30,097.

6.	Property, Plant and Equipment

The total gross amount of property, plant and equipment was $1,766,506 and $1,629,857 as of December 31, 2006 and December 31, 2005, respectively. The increase of $136,649 is mainly due to a production assembly line valued at $120,000 contributed into Kiwa Tianjin by the Company’s minority partner and the appreciation of RMB. All of our property, plant and equipment is located in China and recorded in RMB.

Depreciation expense was $93,048 and $83,144 for the twelve months ended December 31, 2006 and 2005, respectively.

All of our property, plant and equipment have been used as collateral to secure the 6% Notes (See Note 15 below)

7.	Intangible Assets

The Company’s intangible asset as of December 31, 2006 consisted of the following:

	Expected Amortization Period	Gross carrying value	Accumulated amortization	Net value at December 31, 2006
Patent	8.5 years	$480,411	$143,384	$337,027

The following table presents future expected amortization expense related to the patent:

Future expected amortization	Amount
2007	$$54,653
2008	54,653
2009	54,653
2010	54,653
2011	54,653
Thereafter	$$63,762

This patent has been used as collateral to secure the 6% Notes (See Note 15 below).

8.	Deferred Financing Costs

The financing costs relating to 6% Notes (See Note 15 below) were $246,000 in total, including financing commission paid to an investment bank, legal service fees, insurance premium and other relating costs. As of December 31 2006, all three tranches of 6% Notes have been closed and all financing costs have been paid in cash. The costs are being amortized over the term of the 6% Notes. The balance as of December 31, 2006 was $211,793.

9.	Deposit to Purchase the Proprietary Technology

The balance $126,443 as of December 31, 2006 is partial payment of the first installment of the transfer fee of Anti-viral Aerosol technology pursuant to a Technology Transfer Agreement dated May 8, 2006 (See Note 21 below).

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2006 and December 31, 2005:

Item	December 31, 2006	December 31, 2005
Consulting and professional payables	$419,835	$411,360
Payables to material suppliers	99,263	211,903
Insurance payable	89,290	81,553
Interest payable	80,775	106,880
Salary payable	71,793	92,557
Credit card balance	69,554	22,485
Office rental payable	54,926	39,007
Rebates payable to customers	40,651	-
Payables to Kiwa-CAU R&D center	25,612	-
Payables to equipment suppliers	14,222	13,761
Others	18,058	20,971
Total	$983,980	$1,000,477

11.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of our bio-fertilizer facility in Shandong.

12.	Related Party Transactions

Amounts due to related parties consisted of the following as of December 31, 2006 and December 31, 2005:

Item	Notes	December 31, 2006	December 31, 2005
Mr. Wei Li (“Mr. Li”)	(i)	$32,398	$191,861
China Star Investment Management Co., Ltd. (“China Star”)	(ii)	457,464	263,165
Unamortized fair value of warrants issued to China Star		-	(833)
Translation difference		6,944	-
Total		$496,806	$454,193

(i) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2005, the balance of $191,816 due to Mr. Li primarily consists of a loan and operating expenses that Mr. Li paid on behalf of the Company. During the twelve months ended December 31, 2006, Mr. Li advanced an additional $83,395 to the Company, and was repaid $242,857. As of December 31, 2006, the remaining balance due to Mr. Li was $32,398. The due date has been extended to April 30, 2007.

The Company has also granted detachable warrants to Mr. Li to purchase an aggregate of 783,423 shares of common stock relating to a loan to the Company in April 2005.The warrants expire two years from the date of issue. None of the detachable warrants were exercised as of December 31, 2006.

Motor Vehicle Lease

In December 2004, we entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is $1,876.

Guarantees for the Company

Mr. Li also executed without any compensation from the Company a guarantee of repayment of the 12% Notes. As of December 31, 2006, the 12% Notes had been settled.

In addition, Mr. Li has pledged without any compensation from the Company all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes.

Issuance of Letter of Credit in Favor of Kiwa BVI

UPB International Sourcing Limited (“UPB”) is a company wholly-owned by Mr. Li.

On August 8, 2006, Kiwa BVI entered into a Letter of Credit Contract with UPB, as amended and supplemented by a Supplementary Agreement dated August 20, 2006. The Letter of Credit Contract, as amended, sets forth the following terms:

(1) The Company engages UPB to issue a letter of credit in favor of the Company with a $38,500,000 credit line in total to the urea supplier under a urea purchase agreement dated July 31, 2006. UPB promises to keep the letter of credit effective within the entire stated period of the urea purchase agreement.

(2) The Company agrees to pay UPB a commission equals to 2% of the total credit line of the letter of credit issued by UPB, of which 50% will be paid in one month from the date of execution, and the balance will be paid upon the close of the first shipment of urea under the urea purchase contract.

(3) UPB shall be responsible for the settlement of relating credit letters and after the settlement, the spread should be paid to Kiwa BVI, which will be recognized as our commission revenue. As for the settlement of the first two shipments, UPB designated Hua Yang Roneo Corporation to settle the credit letters from the terminal purchaser, and after the settlement Hua Yang Roneo Corporation wired to UPB the spread that belong to Kiwa BVI.

As of December 31, 2006, we had paid UPB the first installment and other minor costs. The first two shipments were dispatched in mid-October and arrived in the destination by the end of 2006. In the first quarter of 2007, we have received from Hua Yang Roneo Corporation $680,000, 85% of the spread relating to first two shipments to us, and there is a remaining balance $120,000 due.

(ii) China Star

China Star is a company which is 28% owned by Mr. Li. Mr. Yun long Zhang, one of our directors is also the General Manager of China Star and is responsible for its daily operations.

The balance due to China Star was $457,464 and $263,165 as of December 31, 2006 and 2005, respectively. In the twelve months ended December 31, 2006, China Star advanced an additional $596,189 to the Company and the Company had repaid $401,889 to China Star; the due date for the remaining balance has been extended to March 31, 2007.

The Company has also granted detachable warrants to China Star to purchase an aggregate of 1,190,847 shares of common stock relating to advances before March 31, 2006. The warrants expire two years from the date of issue. China Star exercised 1,139,195 shares on a cashless basis in December 2006, for which we issued 1,000,000 shares to a beneficiary of China Star at its designation on January 5, 2007.

(iii) Challenge Feed

Challenge Feed owns 20% of Kiwa Tianjin’s equity, and Mr. Wenbin Li, one of Challenge Feed’s shareholders, is also Vice President of the Company and General Manager of Kiwa Tianjin and Kiwa Shandong concurrently. As of December 31, 2006, there was no outstanding balance among Challenge Feed and the Company. However, there used to be the following transactions in 2006.

Merchandise purchased from Challenge Feed

From the inception of Kiwa Tianjin to September 31, 2006, the Company purchased from Challenge Feed a total of $201,084 in raw materials and $464,218 in finished goods. All such transactions were settled in seven days after each delivery pursuant to the terms of a related purchase agreement. For raw materials the price was determined by their historical purchase cost, and for finished products the price was determined by their actual production cost. There was no such transaction thereafter.

Lease Agreement

The Company has entered into an agreement with Challenge Feed to lease the following facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area of approximately 2,500 square meters.; (3) a concentrated feed product line for fowl and livestock; and (4) two workshops with floor area approximately 1,200 square meters. The total monthly rental is RMB 50,000 ($6,322). Pursuant to the lease agreement, rent expenses from August 1 to December 31, 2006 had been paid.

13.	Convertible Notes Payable

The balance of convertible notes payable as of December 31, 2006 and December 31, 2005 was nil and $407,135, respectively.

12% Notes

On May 30, 2005 and June 16, 2005, the Company entered into three convertible promissory note agreements for an aggregate of $320,000 with interest at 12% per annum (the “12% Notes”), and issued 1,600,000 detachable warrants. The lenders are unrelated parties located in the United States.

In August 2006, the principal of two convertible promissory notes under the 12% Notes was paid. For the remaining principal balance of $100,000, the holder signed a Debt Conversion Agreement with the Company on August 7, 2006 and agreed to convert the principal and accrued interest ($13,710) to 773,537 shares of our common stock. As of November 10, 2006, the associated stock certificate had been issued.

Each warrant attached to the 12% Notes entitled the holders to subscribe for one share of common stock of the Company at an exercise price equal to the closing quote of the Company’s shares on the date of draw down, which ranged from $0.018 to $0.023 per share. The warrants expire two years from the date of issue. Warrants were exercised in August 2006 for 500,000 shares of common stock, and the remaining warrants were exercised in October 2006 for 1,100,000 shares of common stock.. The fair value of the detachable warrants at the time of their issuance was determined to be $21,700, calculated pursuant to the Black-Scholes option pricing model.

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

14.	Unsecured Loans Payable

The balance of unsecured loans payable as of December 31, 2006 and 2005 was $1,472,717 and $1,424,996, respectively. The difference of $47,721 was due to the different exchange rates prevailing at the two dates. Unsecured loans payable consisted of the following at September 30, 2006 and December 31, 2005:

Item	December 31, 2006	December 31, 2005
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$$1,152,561	$1,115,214

Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	320,156	309,782
Total	$$1,472,717	$1,424,996

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

According to the project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of RMB 480,000 ($61,470) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2006, the Company invested approximately $1.64 million for the project. Management believes that neither the Company nor management will be liable for compensation or penalty if such commitment is not fulfilled.

15.	Long-Term Convertible Notes Payable

On June 29, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with six institutional investors (collectively, the “Purchasers”) for the issuance and sale of (1) 6% secured convertible notes, due three years from the date of issuance, in the aggregate principal amount of $2,450,000 (the “6% Notes”), convertible into shares of the Company’s common stock, and (2) warrants (the “Warrants”) to purchase 12,250,000 shares of the Company’s common stock.

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

The closing for the sale of the 6% Notes occurred in three stages. Three sales of 6% Notes with a principal amount of $857,500, $735,000 and 857,500 respectively closed on June 29, August 15 and October 31, 2006. As of December 31, 2006, the Company received $2,450,000 in aggregate from the three sales of the 6% Notes.

The conversion price of the 6% Notes is based on an average of the trading price of the Company’s common stock on the OTC Bulletin Board. The conversion price is discounted 50% before the registration statement is filed, 45% after it is filed if filed before the 45-day deadline, and 40% if the registration statement becomes effective before the 120-day deadline. The company met all of the foregoing deadlines so the effective conversion price is discounted 40%. The conversion price is also adjusted for certain subsequent issuances of equity securities of the Company at prices below the conversion price then in effect. The 6% Notes contain a volume limitation that prohibits the holder from converting further 6% Notes if doing so would cause the holder and its affiliates to hold more than 4.99% of the Company’s outstanding common stock. In addition, each holder of 6% Notes agrees that they may not convert more than their pro-rata share (based on original principal amount) of the greater of $120,000 principal amount of 6% Notes per calendar month or the average daily dollar volume calculated during the 10 business days prior to a conversion, per conversion.

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

The fair value of the Warrants underlying the three sales of the 6% Notes (amounted to 4,287,500 shares, 3,675,000 shares and 4,287,500 shares respectively) at the time of their issuance was determined to be $545,477, $416,976 and $505,503 calculated pursuant to the Black-Scholes option pricing model. The fair value was recorded as a reduction to 6% Notes payable and was charged to operations as interest expense in accordance with effective interest method within the period of the 6% Notes.

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

The warrants issued to the investment bank in connection with the each of 6% Notes (amounting to 343,000 shares, 294,000 shares and 343,000 shares) are exercisable for three years and will have an exercise price equal to $0.2598. The fair value of these warrants at the time of their issuance was determined to be $94,005, $60,324 and $77,214 calculated pursuant to the Black-Scholes option pricing mode.

Pursuant to terms and conditions of 6% Notes, two of six institutional investors converted $84,038 of the principal into 693,443 shares of our common stock during the fourth quarter of 2006. The average conversion price was $0.122. The related stock certificates have been issued. As of December 31, 2006, the balance of 6% Notes was $2,365,962.

16.	Equity-Based Transactions

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

(b) Issued and outstanding share capital

As of December 31, 2006 and December 31, 2005, the Company had 70,149,556 and 59,235,930 shares of common stock issued and outstanding, respectively. From January 1, 2006 to December 31, 2006, the Company has engaged in the following equity-based transactions:

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

On August 9, 2006, the Company issued 500,000 shares in accordance with an exercise request of warrants relating to 12% Notes.

On October 10, 2006, the Company issued 1,800,000 shares of common stock as compensation to a investor relation consultant.

On October 10, 2006 the Company issued 996,646 shares of common stock as compensation to an officer for his services during the fiscal years of 2005 and 2004

On October 10, 2006 we issued 350,000 shares of common stock in accordance with an exercise request of warrants relating to 12% Notes.

On October 10, 2006 we issued 750,000 share of common stock in accordance with an exercise request of warrants relating to 12% Notes.

On November 10, 2006 the Company issued 773,535 shares of common stock for the conversion of a convertible note.

From October 1, 2006 to December 31, 2006, the Company issued 693,443 shares of common stock for conversions under our 6% Notes.

(c) Options

See “2004 Stock Incentive Plan” section under Item 11 in Part III.

17.	Stock-based Compensation

On December 13, 2006, we granted 2,000,000 shares of stock option under our 2004 Stock Incentive Plan as amended among which 1,061,900 shares were granted to executive officers and directors, and 938,100 shares were granted to other employees. (See “2004 Stock Incentive Plan” under Item 11 in Part III).

The Company adopts SFAS 123R from the fiscal year of 2006. The fair value of the options granted at the grant date was determined to be $320,154, calculated pursuant to the Black-Scholes option pricing model. The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method, with $5,336 charged as compensation expense during fiscal year 2006.

18.	Concentration of Customers and Suppliers

The Company did not make significant sales of bio-fertilizer during 2006. During 2005, the Company had two significant customers accounting for 51.3% and 45.3% of our net sales of bio-fertilizer, respectively. The customers and suppliers for livestock feed business are not highly concentrated. No customer or supplier of the livestock feed business accounts for more than 10%, respectively, of our livestock feed business. All revenue from the urea entrepot trade during 2006 derived from the margin the Company earned from one sale contract of urea and one supplier contract of urea it entered into during 2006.

19.	Segment Reporting

Since the establishment of Kiwa Tianjin in August 2006 and the entrance of Urea entrepot trade in July 2006, the Company has been operating in three principal business segments, bio-fertilizer, livestock feed and Urea entrepot trade. Management believes that the following table highlights relevant information to the chief operation decision makers for measuring business performances and financing needs and preparing the corporate budget and other items. As most of the Company’s customers are located in China, no geographical segment information is presented.

Item	Bio-fertilizer	Livestock Feed	Urea entrepot trade	Corporate(1)	Total

Fiscal year ended December 31, 2006
Net sales	46,926	2,459,789	800,000	-	3,306,715
Gross profit	9,786	170,510	415,000	-	595,296
Operating expenses	824,840	267,968	176,953	1,397,431	2,667,192
Operating profit (loss)	(815,054)	(97,458)	238,047	(1,397,431)	(2,071,896)
Interest income (expense)	(8,260)	(1)	(817)	(222,482)	(231,559)
Minority interest in subsidiary	-	(19,356)	-	-	(19,356)
Net income (loss)	(823,314)	(78,103)	237,230	(1,619,912)	(2,284,099)

Total assets, as of December 31, 2006	2,408,634	559,805	851,249	698,497	4,518,185

Fiscal year ended December 31, 2005
Net sales	631,794	-	-	-	631,794
Gross profit	399,102	-	-	-	399,102
Operating expenses	394,558	-	-	1,040,885	1,435,443
Operating profit (loss)	4,544	-	-	(1,040,885)	(1,036,341)
Interest income (expense)	(12,177)	-	-	(281,657)	(293,834)
Other income	2,416	-	-	-	2,416
Net income (loss)	(5,216)	-	-	(1,322,543)	(1,327,759)

Total assets, as of December 31, 2005	3,110,583	-	-	11,105	3,121,688

(1)	Beijing Representative Office of Kiwa Shandong fulfills part of corporate managerial function. Most of its expenses relating to this function were categorized into corporate segment.

20.	Income Tax

There is no provision (benefit) for income taxes for the years ended December 31, 2006 and 2005 since the Company and its subsidiaries have incurred operating losses and have established a valuation allowance equal to the total deferred tax asset.

The loss generated in the U.S., British Virgin Islands and China (Kiwa Shandong and Kiwa Tianjin) before income taxes in 2006 and 2005, respectively, was as follows:

	Years Ended December 31,
	2006	2005

Income (Loss) in U.S. before income taxes	$(1,161,914)	$(1,088,694)
Income (Loss) in British Virgin Islands before income taxes	237,230	-
Income (Loss) in Kiwa Shandong before income taxes	(1,281,312)	(216,707)
Income (Loss) in Kiwa Tianjin before income taxes	(78,103)
Total	$(2,284,099)	$(1,305,401)

The tax effect of temporary differences and operating loss carryforwards is as follows as of December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005
Deferred tax assets
Net operating loss carryforwards	$712,309	$408,055
Allowance for doubtful accounts receivable	38,800	12,441
Value difference of intangible assets	25,993	27,896
Deferred financing cost	31,769	-
Impairment of inventories	7,206	-
Accrued expenses	93,708	116,222
	909,785	564,615
Deferred tax liabilities
Prepaid expenses	(47,568)	(294)
	(47,568)	(294)

Valuation allowance	(862,217)	(564,320)
Net deferred tax assets	$-	$-

In accordance with the current tax laws in China, Kiwa Shandong and Kiwa Tianjin would normally be subject to a corporate income tax rate of 33% on its taxable income. However, in accordance with the relevant income laws in China, Kiwa Shandong and Kiwa Tianjin are exempt from corporate income taxes for its first two profitable years and are entitled to a 50% tax reduction for the succeeding three years. After the Enterprise Income Tax Law of the PRC promulgated on March 16, 2007 takes effect as of January 1, 2008, fiscal year 2008 shall be regarded as the first profitable year for determining eligibility of these benefits even if Kiwa Shandong or Kiwa Tianjin have not been profitable in 2008. Kiwa Shandong and Kiwa Tianjin have not provided for any corporate income taxes since they had no taxable income for the years ended December 31, 2006 and 2005. The difference between the effective income tax rate and the expected statutory rate for Kiwa Shandong and Kiwa Tianjin was as follows:

	Year ended December 31,	Year ended December 31,
	2006	2005

Statutory rate	33.0%	33.0%
Income tax holiday	(33.0%)	(33.0%)
Effective income tax rate	-	-

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

Our net operating loss of the Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Shandong and Kiwa Tianjin could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant P.R.C tax laws and regulations.

21.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

The Company previously leased an office in Beijing under an operating lease that expired in April 2005 with an aggregate monthly lease payment of approximately $2,882. This operating lease was replaced by another operating lease expiring in March 2008 with an aggregate monthly lease payment of approximately $5,170. Rent expense under the operating leases for the fiscal year ended December 30, 2006 and 2005 was $62,040 and $52,416, respectively.

The Company previously leased an office in the United States under a commercial lease agreement with China Star with an aggregate monthly lease payment of approximately $2,560. The lease expired in June 2005 and was replaced by another operating lease with a third party expiring in June 2008 with an aggregate monthly lease payment of approximately $1,000. Pursuant to the lease agreements, rent expense for the fiscal year ended December 30, 2006 and 2005 was $11,796 and $18,360, respectively.

The Company has entered into an agreement with Challenge Feed, its joint venture partner in Kiwa Tianjin, to lease several facilities for three years commencing on August 1, 2006.The total monthly rental is RMB 50,000 ($6,400). Pursuant to the lease agreement, rent expense from August 1 to December 31, 2006 was $12,644 (See Note 12 above).

Lease commitments under the foregoing lease agreements are as follows:

Fiscal year	Amount
2007	$150,636
2008	98,208
2009	51,200
Total	$300,044

Technology acquisition

On May 8, 2006 the Company entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co. Ltd. ("JKB"). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to the Company. Pursuant to the agreement the Company will pay JKB a transfer fee of RMB10 million (approximately $1.247 million), of which RMB 6 million will be paid in cash and RMB 4 million will be paid in stock. The cash portion will be paid in installments, the first installment RMB 3 million was set for May 23, 2006 initially, of which RMB 1 million has been paid and both parties have agreed to extend the remaining RMB 2 million to the date when the application for new veterinary drug certificate is accepted. Three other installments of RMB 1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB 4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $128,000) each year to fund research at the R&D Center. The term of this Agreement ten years starting from July 1, 2006.

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of November 13, 2006, the Company had invested approximately $2.6 million for the project. Management believes that neither the Company nor management will be liable for compensation or penalty if the commitment is not fulfilled.

22.	Subsequent Event

None.