Form 10QSB
period 2007-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2007-05-14
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to______

Commission file number: 000-33167

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	77-0632186
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 11, 2007, 73,715,766 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: YES ☐  NO ☒

PART Ι FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet (unaudited)
Item	2007-3-31	2006-12-31
ASSETS
Current assets
Cash and cash equivalents	$773,657	$498,103
Accounts receivable, net of bad debt allowance of $261,425 and $258,667, respectively	227,140	929,446
Inventories	869,445	541,340
Prepaid expenses	193,390	302,007
Other current assets	47,133	57,011
Total current assets	2,110,765	2,327,907
Property, Plant and Equipment:
Buildings	1,056,192	1,046,116
Machinery and equipment	592,988	585,282
Automobiles	48,231	47,772
Office equipment	81,048	78,096
Computer software	9,329	9,240
	1,787,788	1,766,506
Less: accumulated depreciation	(318,684)	(286,039)
Property plant and equipment - net	1,469,104	1,480,467
Construction in progress	65,259	34,548
Intangible asset-net	325,152	337,027
Deferred financing costs	191,293	211,793
Deposit to purchase the proprietary technology	126,443	126,443
Total assets	$4,288,016	$4,518,185
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$1,277,986	$983,980
Construction costs payable	312,229	366,879
Due to related parties	526,307	496,806
Current portion of bank notes payables	5,457	5,405
Total current liabilities	2,121,979	1,853,070
Long-term liabilities, less current portion:
Unsecured loans payable	1,486,903	1,472,717
Bank notes payable	-	1,351
Long-term convertible notes payable	2,285,524	2,365,962
Discount on warrants relating to long-term convertible notes	(1,295,099)	(1,371,446)
Total long-term liabilities	2,477,328	2,468,584

Minority interest in a subsidiary	98,173	103,362

Shareholders’ equity (deficiency)

Common stock -$0.001 par value
Authorized 200,000,000 shares and 200,000,000
shares at March 31, 2007 and December 31, 2006
respectively. Issued and outstanding 72,085,983 and
70,149,556 shares at March 31, 2007, and December
31, 2006, respectively	72,086	70,150
Preferred stock $0.001 par value
Authorized 20,000,000 shares, nil shares issued and
outstanding at March 31, 2007, and December 31,
2006, respectively	-	-
Additional paid-in capital	8,399,520	8,311,975
Stock-based compensation reserve	(477,493)	(523,468)
Deficit Accumulated	(8,405,914)	(7,766,654)
Accumulated other comprehensive income	2,337	1,166
Total shareholders’ equity (deficiency)	(409,464)	93,169
Total liabilities and stockholders’ equity	$4,288,016	$4,518,185

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
	Three Months Ended March 31,
Item	2007	2006
Net sales	$1,384,093	$11,023
Cost of sales	1,245,770	7,410
Gross profit	138,323	3,613

Operating expenses:
Consulting and professional fees	189,461	44,400
Officers’ compensation	65,042	5,967
General and administrative	179,024	68,934
Selling expenses	143,625	3,288
Research and development	49,304	7,901
Depreciation and amortization	31,273	33,162
Allowance and provision	266	-
Total costs and expenses	657,995	163,652
Operating loss	(519,672)	(160,039)
Interest expense, net	(125,758)	(24,404)
Minority interest in a subsidiary’s loss	6,171	-
Net loss	$(639,259)	$(184,443)
Other comprehensive income (loss):
Translation adjustment	(123,794)	6,641
Comprehensive loss	$(763,054)	$(177,802)
Net loss per common share
-basic and diluted	$(0.011)	$(0.003)
Weighted average number of common
shares outstanding
-basic and diluted	71,794,704	59,235,930

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) (Unaudited)
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stock-based Comepensation Reserve	Accumulated Deficits	Other Comprehensive income	Total Stockholders' Deficiency
Balance, January 1, 2006	59,235,930	$59,236	4,835,968	-	(5,482,555)	22,358	($564,993)
Issuance of detachable warrants in conjunction with
the advances from a related party dated March 31,
2006	-	-	5,145	-	-	-	5,145
Issuance of 5 million shares of common stock pursuant
to the Stock Purchase Agreement dated March 10,
2006	5,000,000	5,000	740,416	-	-	-	745,416
Issuance of detachable warrants in conjunction with
the issuance of convertible promissory notes on June
29, 2006, August 15, 2006 and October 31, 2006	-	-	1,467,956	-	-	-	1,467,956
Issuance of warrants to a financing consultant in June,
August and October 2006	-	-	231,544	(231,544)	-	-	-
Amortization of fair value of warrants to a financing
consultant in 2006	-	-	-	30,801			30,801
Issuance of common stock for exercise of warrants on
July 6, 2006	50,000	50	(50)	-	-	-	-
Issuance of common stock for exercise of warrants on
August 9, 2006	500,000	500	8,500	-	-	-	9,000
Issuance of common stock as compensation to an
investor relation consultant on October 10, 2006	1,800,000	1,800	430,200	-	-	-	432,000
Issuance of common stock as compensation to an
officer on October 10, 2006	996,646	997	45,355	-	-	-	46,352
Issuance of common stock for exercise of warrants on
October 10, 2006	350,000	350	7,350	-	-	-	7,700
Issuance of common stock for exercise of warrants on
October 10, 2006	750,000	750	16,500	-	-	-	17,250
Issuance of common stock for conversion of a
convertible note on November 10, 2006	773,537	774	112,936	-	-	-	113,710
Employee stock option granted on December 12, 2006	-	-	326,810	(326,810)	-	-	-
Amortization of fair value of employee stock option
granted in 2006	-	-	-	4,085	-	-	4,085

Issuance of common stock for conversion of principal
of 6% Notes in the fourth quarter of 2006	693,443	693	83,345	-	-	-	84,038
Net loss for the year ended December 31, 2006	-	-	-	-	(2,284,099)	-	(2,284,099)
Other comprehensive income for the year ended
December 31, 2006	-	-	-	-	-	(21,192)	(21,192)
Balance, December 31, 2006	70,149,556	70,150	8,311,975	(523,468)	(7,766,654)	1,166	93,168
Issuance of common stock for exercise of warrants on
January 5, 2007	1,000,000	1,000	(1,000)				0
Issuance of common stock for conversion of principal
and interest of 6% Notes in the first quarter of 2007	936,427	936	88,545				89,482
Amortizaton of fair value of warrants to a financing
consultant in 2006				19,295			19,295
Amortization of fair value of employee stock option
granted in 2006				26,680			26,680
Net loss for three months ended March 31, 2007					(639,259)		(639,259)
Other comprehensive income for three months ended
March 31, 2007						1,171	1,171
Balance, March 31, 2007	72,085,983	$72,086	8,399,520	(477,493)	(8,405,914)	2,337	($409,464)

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
Item	2007	2006
Cash flows from operating activities:
Net loss	$(639,259)	$(184,443)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	176,233	33,867
Amortization of detachable warrants and option	122,322	980
Provision for doubtful debt and inventory impairment	2,758	-
Minority interest in subsidiary	(6,171)	-
Changes in operating assets and liabilities:
Accounts receivable	699,548	(4,379)
Inventories	(328,105)	5,036
Prepaid expenses	617	462
Other current assets	9,878	(5,383)
Accounts payable and accrued expenses	297,953	65,939
Net cash provided by (used in) operating activities	335,774	(91,546)
Cash flows from investing activities:
Purchase of property and equipment	(89,493)	(3,625)
Net cash used in investing activities	(89,493)	(3,625)
Cash flows from financing activities:
Proceeds from subscription of common stock	-	126,284
Proceeds from related parties	55,818	44,268
Repayment to related parties	(47,085)	-
Repayment of convertible notes payable	-	(87,135)
Repayment of long-term borrowings	(1,364)	(2,004)
Net cash provided by financing activities	7,369	81,413
Effect of exchange rate changes on cash and cash equivalents	21,904	9,088
Cash and cash equivalents:
Net increase (decrease)	275,554	(1,045)
Balance at beginning of period	498,103	14,576
Balance at end of period	$773,657	$13,531

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$23,306
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Issuance of detachable warrants in conjunction with loans	$-	$5,145
Issuance of common stock for long-term convertible notes
payable and interest	$89,482	$-
Non-cash exercise of warrants	$1,000	$-

Notes to the Condensed Consolidated Financial Statements (Unaudited)

References herein to “we”, “us”, “our” or “the Company” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned and majority-owned subsidiaries unless the context specifically states or implies otherwise.

1.	Background and Basis of Presentation

Organization - We are the result of a share exchange transaction accomplished on March 12, 2004, between Tintic Gold Mining Company (“Tintic”), a Utah corporation, and Kiwa Bio-Tech Products Group Ltd. (“Kiwa BVI”). The exchange transaction resulted in a change of control of Tintic, with former Kiwa BVI stockholders owning approximately 89% of Tintic on a fully diluted basis, and Kiwa BVI became Tintic’s wholly-owned subsidiary. Subsequent to the share exchange, Tintic changed its name to Kiwa Bio-Tech Products Group Corporation. On July 22, 2004, we completed our reincorporation in the State of Delaware.

We have established two subsidiaries in China: (1) Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) in 2002 and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006. The following chart summarizes our organizational and ownership structure.

Business - Our business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China. We have made arrangements to acquire technologies to produce and market bio-fertilizer and bio-enhanced feed products, and also are developing a veterinary drug based on AF-01 Anti-Viral Aerosol technology. (See section entitled “Overview” in Item 2.)

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

Country Risk - As the Company’s principal operations are conducted in China, the Company is subject to special considerations and significant risks not typically associated with companies in North America and/or Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in China. The Company’s results of operations may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all of the Company’s transactions undertaken in China are denominated in Renminbi (“RMB”), which must be converted into other currencies before remittance out of China may be considered. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the Chinese government.

Credit Risk - The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when outstanding balances are not considered fully collectable. According to the Company’s credit policy, the Company generally provides 100% bad debt provision for the amounts outstanding over 365 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice in the China region.

As of March 31, 2007, there was $261,425 in accounts receivable over 365 days old. We have booked a reserve for doubtful accounts for the full $261,425.

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

As of March 31, 2007, we had an accumulated deficit of $8,405,914, of which $7,766,655 incurred from inception to December 31, 2006 and $639,259 (including non-cash expenses $251,890) for the three months ended March 31, 2007, respectively. This trend is expected to continue. Our remaining capital resources are insufficient to allow the Company to execute its business plan both in the short term and in the foreseeable future. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization. These factors create substantial doubt about our ability to continue as a going concern.

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

Translations of amounts from RMB into U.S. dollars were at approximately US$ 1.00 = RMB 8.28 for all periods prior to July 21, 2005. Due to the stability of the RMB during the periods covered by the consolidated financial statements prior to July 21, 2005, no material exchange differences exist during the aforesaid period. On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-US$ exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$ 1.00 = RMB 8.00. The Company translates its China subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date (on March 31, 2007, the prevailing exchange rate of the U.S. dollar against the RMB was US$ 1.00 = RMB 7.7342), and the statement of operations is translated at the average rates over each month during the reporting period. Equity items are translated at historical exchange rates. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of operations and comprehensive income.

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

Pursuant to China’s value-added tax (“VAT”) rules and regulations, Kiwa Shandong as an ordinary VAT taxpayer is subject to a tax rate of 13% (“output VAT”). Such output VAT is payable after offsetting VAT paid by Kiwa Shandong on purchases (“input VAT”).

The VAT rate applied for Kiwa Tianjin, as a small-scale VAT taxpayer, is 6%. However as a livestock feed producer, it is exempted from VAT. Such VAT exemption shall be approved by the local tax authority each year. On August 31, 2006 and January 27, 2007, the local tax authority approved the exemption from VAT for Kiwa Tianjin’s revenues for fiscal year 2006 and 2007, respectively.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of March 31, 2007, potentially dilutive securities aggregated 39,486,513 shares of common stock.

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

Management believes that there was no obsolete inventory as of March 31, 2007. As of December 31, 2006, there were $48,039 in finished goods exceeding their quality guarantee period, and we accrued impairment allowance for these inventories.

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

Construction in progress represents factory and office buildings under construction. The Company capitalizes interest during the construction phase of qualifying assets in accordance with SFAS No. 34, “Capitalization of Interest Cost”. No interest was capitalized during three months ended March 31, 2007 and 2006.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The Company has determined that there was no impairment of long-lived assets as of March 31, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We are required to adopt SFAS No. 159 in the first quarter of 2008 and are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	Accounts Receivable

As of March 31, 2007 and December 31, 2006, the balance of accounts receivable was $227,140 and $929,446, net of bad debt provision of $261,425 and $258,667, respectively. We have collected substantially all fees earned on urea entrepot trading.

4.	Inventories

Inventories consisted of the following as of March 31, 2007 and December 31, 2006:

Item	March 31, 2007	December 31, 2006
Raw materials	$685,761	$439,397
Semi-Finished goods	187	241
Finished goods	183,061	101,271
Raw materials contracted for processing	436	431
Total	$869,445	$541,340

As of December 31, 2006, there were $48,039 in finished goods exceeding their quality guarantee period, and we accrued impairment allowance for these inventories. The balance of finished goods in this table is a net balance after offsetting the allowance. There was no additional impaired inventory incurred for the three months ended March 31, 2007.

5.	Prepaid expenses

Prepaid expenses consisted of the following as of March 31, 2007 and December 31, 2006:

Item	March 31, 2007	December 31, 2006
Prepaid stock-based compensation
for investor relation consultant (i)	148,800	256,800
Prepaid charges relating to urea entrepot trade	30,097	30,097
Others	14,493	15,110
Total	193,390	302,007

(i) Prepaid stock-based compensation to investor relation consultant

Pursuant to an investor relations and international sales and distribution agreement with an investor relation consultant dated August 7, 2006, we issued 1.8 million shares of our common stock to the consultant as partial compensation on October 10, 2006. We evaluated the fair value of the stock based on the closing price of our common stock on the issuance date, and amortized for the valid period of the agreement, which was one year commencing on August 1, 2006.

6.	Property, Plant and Equipment

The total gross amount of property, plant and equipment was $1,787,788 and $1,766,506 as of March 31, 2007 and December 31, 2006, respectively. The increase of $21,282 is mainly due to facility upgrade of Kiwa Shandong.

Depreciation expense was $32,645 and $22,004 for the three months ended March 31, 2007 and 2006, respectively.

All of our property, plant and equipment have been used as collateral to secure the 6% Notes. (See Note 14 below.)

7.	Intangible Assets

The Company’s intangible assets as of March 31, 2007, consisted of the following:

	Expected Amortization Period started on the purchase date of August 1, 2004	Gross carrying value	Accumulated amortization	Net value at March 31, 2007
Patent	8.5 years	$480,411	$155,259	$325,152

The following table presents future expected amortization expense related to the patent:

Future expected amortization	Amount
2007	$43,035
2008	57,380
2009	57,380
2010	57,380
2011	57,380
Thereafter	$52,597

This patent has been used as collateral to secure the 6% Notes. (See Note 14 below.)

8.	Deferred Financing Costs

The financing costs relating to 6% Notes (see Note 14 below) were $246,000 in total, including financing commission paid to an investment bank, legal service fees, insurance premium and other relating costs. The costs are being amortized over the 3 years term of the 6% Notes. The balance as of March 31, 2007, was $191,293.

9.	Deposit to Purchase the Proprietary Technology

The balance $126,443 as of March 31, 2007, is partial payment of the first installment of the transfer fee of Anti-viral Aerosol technology pursuant to a Technology Transfer Agreement dated May 8, 2006. (See Note 18 below.)

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
Item	2007	2006
Consulting and professional payables	$350,821	$419,835
Payables to material suppliers	316,651	99,263
Interest payable	112,399	80,775
Salary payable	98,025	71,793
Social insurance payable	89,793	89,290
Office rental payable	69,014	54,926
Payables to equipment suppliers	17,733	14,222
Payables to Kiwa & CAU R&D center	58,183	25,612
Credit card balance	71,899	69,554
Rebates payable to customers	27,701	40,651
Others	65,767	18,058
Total	$1,277,986	$983,980

11.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of our bio-fertilizer facility and recent facility upgrade in Shandong.

12.	Related Party Transactions

Amounts due to related parties consisted of the following as of March 31, 2007 and December 31, 2006:

Item	Notes	March 31, 2007	December 31, 2006
Mr. Wei Li (“Mr. Li”)	(i)	$62,116	$32,398
China Star Investment Management Co., Ltd. (“China Star”)	(ii)	464,191	464,408
Total		$526,307	$496,806

 (i) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances

As of December 31, 2006, the balance of $32,398 due to Mr. Li primarily consisted of operating expenses that Mr. Li paid on behalf of the Company. During the three months ended March 31, 2007, Mr. Li advanced an additional $55,818 to the Company, and was repaid $26,100. As of March 31, 2007, the remaining balance due to Mr. Li was $62,116. Mr. Li agreed that the Company could repay the balance aperiodically when the Company’s cash flow circumstances permit.

The Company has also granted detachable warrants to Mr. Li to purchase an aggregate of 783,423 shares of common stock relating to a loan to the Company in April 2005. The warrants expire two years from the date of issue. In April 2007, Mr. Li exercised all of the warrants on a cashless basis. We issued a net of 708,122 shares to Mr. Li in April 2007 for the exercise.

Motor Vehicle Lease

In December 2004, we entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is RMB15,000 (approximately $1,939).

Guarantees for the Company

Mr. Li has pledged, without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes.

Issuance of Letter of Credit on behalf of Kiwa BVI

UPB International Sourcing Limited (“UPB”) is a company wholly-owned by Mr. Li.

On August 8, 2006, Kiwa BVI entered into a Letter of Credit Contract with UPB, as amended and supplemented by a Supplementary Agreement dated August 20, 2006. The Letter of Credit Contract, as amended, sets forth the following terms:

(1) The Company engages UPB to issue a letter of credit on behalf of the Company with a $38,500,000 credit line in total to the urea supplier under a urea purchase agreement dated July 31, 2006. UPB promises to keep the letter of credit effective within the entire stated period of the urea purchase agreement.

(2) The Company agrees to pay UPB a commission equal to 2% of the total credit line of the letter of credit issued by UPB, of which 50% will be paid in one month from the date of execution, and the balance will be paid upon the close of the first shipment of urea under the urea purchase contract.

(3) UPB shall be responsible for the settlement of related credit letters received from selling urea under a urea sales agreement dated July 28, 2006. After the settlement, the spread should be paid to Kiwa BVI, which will be recognized as our commission revenue. As for the settlement of the first two shipments, UPB designated Hua Yang Roneo Corporation to settle the credit letters from the terminal purchaser, and after the settlement Hua Yang Roneo Corporation wired to UPB the spread that belonged to Kiwa BVI.

UPB had made the arrangement to issue the letter of credit according to the terms of the Letter of Credit Contract, as amended. We had paid UPB the first installment and other minor costs in the amount of $415,097 in 2006, and the first two shipments had been closed at the end of 2006. UPB had paid the Company the spread of these two shipments - $800,000 - of which $686,600 was paid in the first quarter of 2007 and the balance of $120,000 was paid in April 2007.

(ii) China Star

China Star is a company which is 28% owned by Mr. Li. Mr. Yun long Zhang, one of our directors is also the General Manager of China Star and is responsible for its daily operations.

The balance due to China Star was $464,191 (including currency appreciation of $27,711) and $464,408 (including currency appreciation of $6,944) as of March 31, 2007 and December 31, 2006, respectively. In the three months ended March 31, 2007, the Company had repaid $20,985 to China Star. China Star agreed that the Company could repay the balance aperiodically when the Company’s cash flow circumstances permit.

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

13.	Unsecured Loans Payable

The balance of unsecured loans payable as of March 31, 2007 and December 31, 2006 were $1,486,903 and $1,472,717, respectively. The difference of $14,186 was due to the different exchange rates prevailing at the two dates. Unsecured loans payable consisted of the following at March 31, 2007 and December 31, 2006:

Item	March 31, 2007	December 31, 2006
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,163,663	$1,152,561
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	323,240	320,156
Total	$1,486,903	$1,472,717

Kiwa Shandong qualifies for non-interest bearing loans under a Chinese government sponsored program to encourage economic development in certain industries and locations in China. To qualify for the favorable loan terms, a company must meet the following criteria: (1) be a technology company with innovative technology or product (as determined by the Science Bureau of the central Chinese government); (2) operate in specific industries that the Chinese government has determined are important to encourage development, such as agriculture, environmental, education, and others; and (3) be located in an undeveloped area such as Zoucheng, Shandong Province where the manufacturing facility of the Company is located. In addition, according to the Project Agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of RMB 480,000 ($61,470) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. (For more details about obligations under the Project Agreement, see Note 18 below.)

14.	Long-Term Convertible Notes Payable

On June 29, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with six institutional investors (collectively, the “Purchasers”) for the issuance and sale of (1) 6% secured convertible notes, due three years from the date of issuance, in the aggregate principal amount of $2,450,000 (the “6% Notes”), convertible into shares of the Company’s common stock, and (2) warrants (the “Warrants”) to purchase 12,250,000 shares of the Company’s common stock. The required registration statement on Form SB-2 was declared effective on October 31, 2006, and all three sales of 6% Notes with a principal amount of $857,500, $735,000 and 857,500 respectively closed in 2006, the Company received $2,450,000 in aggregate from the three sales of the 6% Notes.

The conversion price of the 6% Notes is based on an average of the trading price of the Company’s common stock on the OTC Bulletin Board. The conversion price is discounted 50% before the registration statement is filed, 45% after it is filed if filed before the 45-day deadline, and 40% if the registration statement becomes effective before the 120-day deadline. The Company met all of the foregoing deadlines so the effective conversion price is discounted 40%. The conversion price is also adjusted for certain subsequent issuances of equity securities of the Company at prices below the conversion price then in effect. The 6% Notes contain a volume limitation that prohibits the holder from converting further 6% Notes if doing so would cause the holder and its affiliates to hold more than 4.99% of the Company’s outstanding common stock. In addition, each holder of 6% Notes agrees that they may not convert more than their pro-rata share (based on original principal amount) of the greater of the $120,000 principal amount of 6% Notes per calendar month or the average daily dollar volume calculated during the 10 business days prior to a conversion, per conversion.

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

To enable reservation of a sufficient amount of authorized shares that may be issued pursuant to conversion of the 6% Notes and exercise of the Warrants, the Company was required on the Purchase Agreement to amend its Certificate of Incorporation to increase the number of authorized shares of common stock. The Purchase Agreement required the Company to file with the SEC a proxy statement to solicit shareholder approval to increase the number of authorized shares of common stock no later than August 1, 2006, and to use its best efforts to obtain shareholder approval by November 1, 2006. At our annual meeting held on September 12, 2006, a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock, from 100,000,000 shares to 200,000,000 shares was approved by the required vote of our stockholders. The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the 6% Notes per month plus accrued and unpaid interest on the 6% Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants.

The 6% Notes require the Company to procure the Purchaser’s consent to take certain actions including paying dividends, repurchasing stock, incurring debt, guaranteeing obligations, merging or restructuring the Company, or selling significant assets.

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

The fair value of the Warrants underlying the three sales of the 6% Notes (amounting to 4,287,500 shares, 3,675,000 shares and 4,287,500 shares respectively) at the time of their issuance was determined to be $545,477, $416,976 and $505,503 calculated pursuant to the Black-Scholes option pricing model. The fair value was recorded as a reduction to the 6% Notes payable and was charged to operations as interest expense in accordance with effective interest method within the period of the 6% Notes.

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

The warrants issued to the investment bank in connection with each of the 6% Notes (amounting to 343,000 shares, 294,000 shares and 343,000 shares) are exercisable for three years and will have an exercise price equal to $0.2598. The fair value of these warrants at the time of their issuance was determined to be $94,005, $60,324 and $77,214 calculated pursuant to the Black-Scholes option pricing mode.

As of March 31, 2007, the Purchasers of the 6% Notes have converted $164,476 of the principal and $9,244 of the interest into 1,512,267 shares in total of our common stock, of which $80,438 of the principal and $9,244 of the interest were converted into 936,427 shares during the first quarter of 2007. As of March 31, 2007, the balance of principal of the 6% Notes was $2,285,524.

15.	Equity-Based Transactions

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

(b) Issued and outstanding share capital

On January 5, 2007, the Company issued 1,000,000 shares of our common stock in accordance with a cashless exercise request of warrants by a related party for 1,139,195 warrants.

During the first quarter of 2007, the Company issued 936,427 shares of common stock pursuant to conversions of our 6% Notes.

(c) Options

There was no amendment to our 2004 Stock Incentive Plan nor any stock options granted under it during the first quarter of 2007.

16.	Stock-based Compensation

On December 13, 2006, we granted 2,000,000 shares of stock option under our 2004 Stock Incentive Plan as amended, among which 1,061,900 shares were granted to executive officers and directors, and 938,100 shares were granted to other employees.

The Company adopts SFAS 123R from the fiscal year of 2006. The fair value of the options granted at the grant date was determined to be $320,154, calculated pursuant to the Black-Scholes option pricing model. The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method, with $26,680 charged as compensation expense during the first quarter of 2007.

17.	Segment Reporting

Our business includes three market segments - bio-fertilizer, bio-enhanced feed and urea entrepot trade. Management believes that the following table highlights relevant information to the chief operation decision makers for measuring business performances and financing needs and preparing the corporate budget and other items. Expenses and finance activities that relate to our overall business are recorded under the heading “Corporate”. As most of the Company’s customers are located in China, no geographical segment information is presented.

Item	Bio- fertilizer	Livestock Feed	Urea trade	Corporate	Total
Quarter ended March 31, 2007
Net sales	11,976	1,372,117	-	-	1,384,093
Gross profit	2,863	135,460	-	-	138,323
Operating expenses	87,607	166,361	48,458	355,569	657,995
Operating profit (loss)	(84,744)	(30,901)	(48,458)	(355,569)	(519,672)
Interest income (expense)	(9,019)	46	-	(116,785)	(125,758)
Minority interest in subsidiary	-	6,171	-	-	6,171
Net income (loss)	(93,763)	(24,684)	(48,458)	(472,354)	(639,259)

Total assets, as of March 31,2007	2,141,060	840,769	833,104	473,083	4,288,016

Quarter ended March 31, 2006
Net sales	11,023	-	-	-	11,023
Gross profit	3,614	-	-	-	3,614
Operating expenses	99,901	-	-	63,751	163,652
Operating profit (loss)	(96,288)	-	-	(63,751)	(160,039)
Interest income (expense)	4,839	-	-	19,566	24,404
Other income	-	-	-	-	-
Net income (loss)	(101,127)	-	-	(83,317)	(184,443)
		-	-		-
Total assets, as of March 31, 2006	3,094,281	-	-	7,795	3,102,076

(1)	Beijing Representative Office of Kiwa Shandong fulfills part of our corporate managerial function. Most of its expenses relating to this function were categorized under the corporate heading.

18.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

The Company has leased an office in Beijing under an operating lease since May 2005 with an aggregate monthly lease payment of approximately RMB 40, 831. The lease will expire in March 2008. Rental expense under this lease for the three months ended March 31, 2007 and 2006 was $15,804 and $14,970, respectively.

The Company has leased an office in the United States under a commercial lease agreement since July 2005 with an aggregate monthly lease payment of $983. The lease will expire in June 2008. Pursuant to the lease agreement, rental expense for the three months ended March 31, 2007 and 2006 was both $2,949, respectively.

The Company has entered into an agreement with Challenge Feed to lease the following facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area of approximately 2,500 square meters.; (3) a concentrated feed product line for fowl and livestock; and (4) two workshops with floor area approximately 1,200 square meters. The total monthly rental is RMB 50,000 ($6,465).The lease will expire in August 2009. Pursuant to the lease agreement, rental expense for the three months ended March 31, 2007, was $19,368.

Lease commitments under the foregoing lease agreements are as follows:

Fiscal year	Amount
2007	$136,809
2008	99,287
2009	51,718
Total	$287,814

Technology acquisition

On May 8, 2006, the Company entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co., Ltd. ("JKB"). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to the Company. Pursuant to the agreement the Company will pay JKB a transfer fee of RMB 10 million (approximately $1.293 million), of which RMB 6 million will be paid in cash and RMB 4 million will be paid in stock. The cash portion will be paid in installments, the first installment RMB 3 million was set for May 23, 2006, initially, of which RMB 1 million has been paid and both parties have agreed to extend the remaining RMB 2 million to the date when the application for new veterinary drug certificate is accepted. Three other installments of RMB 1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB 4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $129,000) each year to fund research at the R&D Center. The term of this Agreement is ten years starting from July 1, 2006.

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. Subsequent to the Project Agreement, the local government authorities, including administrative Committee of Zoucheng Economic Development Zone, Foreign Trade and Economic Cooperation Bureaus of Zoucheng county government and Ji’ning municipal government approved Kiwa Shandong’s Articles of Incorporation and its project proposal. According to such approval documents, Kiwa Shandong’s registered capital is $3 million and its total investment amount is $6 million (including $3 million registered capital). As of May 14, 2007, all the registered capital has fully funded. The total investment amount of a foreign-funded company in China’s legal system refers to the sum of capital construction funds and working capital needed in operation, among which registered capital must be funded in the statutory periodical limitation, and the balance doesn’t bear any statutory or contractual limitation. Consequently Kiwa Shandong no longer bears a mandatory commitment relating to its total investment amount.

19.	Subsequent Event

None.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007, involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview

The Company took its present corporate form in March 2004 when the shareholders of Tintic Gold Mining Company, a Utah public corporation (“Tintic”), entered into a share exchange transaction with the shareholders of Kiwa BVI, a privately-held British Virgin Islands corporation that left the shareholders of Kiwa BVI owning a majority of Tintic and Kiwa BVI a wholly-owned subsidiary of Tintic. (See “Business - The Company” under Item 1.) For accounting purposes this transaction was treated as an acquisition of Tintic Gold Mining Company by Kiwa BVI in the form of a reverse triangular merger and a recapitalization of Kiwa BVI and its wholly owned subsidiary, Kiwa Shandong. On July 22, 2004, we completed our reincorporation in the State of Delaware.

We have established two subsidiaries in China: (1) Kiwa Shandong in 2002, a wholly-owned subsidiary, and (2) Kiwa Tianjin in July 2006, of which we hold 80% equity. Our company chart is presented in Note 1 to the Financial Statements.

We develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture. Our main product groups are bio-fertilizer, biologically enhanced livestock feed, and animal drugs and disinfectants. Our products are designed to enhance the quality of human life by increasing the value, quality and productivity of crops and decreasing the negative environmental impact of chemicals and other wastes. Our businesses, including bio-fertilizer, bio-enhanced feed and AF-01 anti-viral aerosol, are described as follows.

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

We are now in the process of a bio-fertilizer facility upgrade, and expect to complete the upgrade by June 2007. The upgrade adversely affects our sales volume.

Bio-enhanced Feed

On July 11, 2006, we entered into a joint venture with Tianjin Challenge Feed Co., Ltd. (“Challenge Feed”) to engage in the developing, manufacturing and marketing of biologically enhanced feed for livestock. The joint venture is through Kiwa Tianjin, our 80% subsidiary formed under the laws of China. Pursuant to the joint venture agreement between the Company and Challenge Feed, we invested $480,000 in cash for our 80% equity share of Kiwa Tianjin and Challenge Feed invested machinery and equipment used in one of its two bio-feedstuff production lines, with an agreed value of $120,000 for the remaining 20% equity. We also lease another production line from Challenge Feed. With these two production lines, Kiwa Tianjin’s total annual production capacity is approximately 40,000 metric tons of concentrated and supportive feeds.

AF-01 Anti-viral Aerosol

On May 8, 2006, we entered into a Technology Transfer Agreement with JKB, which will become fully effective when we have finished paying the first installment of consideration according to the payment schedule in the contract. Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-Viral Aerosol technology for veterinary medicine applications to the Company. The AF-01 aerosol technology is a broad-spectrum antiviral agent with potent inhibitory and/or viricidal effects on a variety of RNA viruses found in animals and fowls such as bird flu. We will acquire the exclusive production right and other related rights to produce an anti-viral aerosol drug for use with animals. Our hope is to develop a commercialized product in the form of a spray for applying in fowl houses and other animal holding facilities to prevent and cure virus-caused diseases.

We are now in the process of applying for statutory licenses for the AF-01 technology. Before marketing this product, we will need to: (1) successfully complete a safety evaluation, pre-clinical study, pharmacological and toxicological test, clinical trial report, stability test report, environmental impact report, residue depletion test and other obligatory experiments by statutory authorities; (2) pass an evaluation by the veterinary drug evaluation institution established by the Administrative Department for Veterinary Medicine of State Council (the “Administrative Department”) and pass a sample quality retrial by a test institution established by the Administrative Department after the application is accepted; (3) acquire a Registration Certificate of New Veterinary Drug from the Administrative Department compliant with its drug qualification standards; (4) acquire a company or factory with GMP qualification and submit the application for Approval Number of Veterinary Drug Products in the name of the acquired company to the Administrative Department; and (5) pass an evaluation of manufacturing requirements by the Administrative Department and procure a Veterinary Drug Manufacturing License. There can be no assurance that we can acquire such prerequisite approvals and licenses, or how much time it will take.

Going Concern

See section subtitled “Going Concern” in Note 1 under Item 1.

Major Customers and Suppliers

Bio-fertilizer products

Three customers accounted for 26.7%, 24.1% and 23.3% of our net sales for the three months ended March 31, 2007, respectively. No other single customer accounted for more than 10% of our revenues. Three customers accounted for 24%, 19.8% and 10.0% of our net sales for the three months ended March 31, 2006.

Three suppliers accounted for 23.8%, 16.9% and 16.3% of our net purchases for the three months ended March 31, 2007, respectively. Three suppliers accounted for 45.2%, 20.2%, and 10% of our purchases of raw materials for the three months ended March 31, 2006.

Bio-enhanced feed

Our bio-enhanced feed business began in August 2006. One customer accounted for 18.8% of our net sales for the three months ended March 31, 2007. No other single customer accounted for more than 8% of our net sales.

Four suppliers accounted for 21.5%, 15.3%, 10.9% and 10.4% of our net purchases for the three months ended March 31, 2007, respectively. No other single supplier accounted for more than 10%.

Results of Operations for Three Months Ended March 31, 2007 and 2006

Net Sales

Net sales were $1,384,093 and $11,023 for the three months ended March 31, 2007 and 2006 respectively, representing a 124.6 fold increase. The significant increase in sales is due to the expansion of our business into a new segment, bio-enhanced feed business, which generated significant revenue amounting to $1,372,117 in the first quarter of 2007. The revenues generated from our bio-fertilizer business for the three months ended March 31, 2007 were $11,976.

Cost of Sales

Costs of sales were $1,245,770 and $7,410 for the three months ended March 31, 2007 and 2006, respectively. The increase of $1,238,360 or 167.1 fold in cost of sales was primarily due to the rapid increase of sales.

Gross Profit

Gross profit was $138,323 for the three months ended March 31, 2007, representing an average profit margin of 10.0%. The profit margin for bio-fertilizer and bio-enhanced feed was 23.9% and 9.9%, respectively. Gross profit was $3,613 for the three months ended March 31, 2006, a profit margin of 32.8%.

Consulting and Professional Fees

Consulting and professional fees were $189,461 and $44,400 for the three months ended March 31, 2007 and 2006 respectively, representing an increase of $145,061 or 326.7%. The increase was primarily attributable to investor relation fees both in cash and of amortization of fair value of 1.8 million shares of common stock issued in October 2006, and amortized financing commission relating to the 6% Notes.

Officers’ Compensation

Officers’ compensation increased by $59,075, or 9.9 fold, to $65,042 for the three months ended March 31, 2007, as compared to $5,967 for the three months ended March 31, 2006. The increase was mainly due to the recruitment of new senior management staff and amortization of fair value of options granted to directors and officers.

General and Administrative

General and administrative expense was $179,024 for the three months ended March 31, 2007, as compared to $68,934 for the same period of 2006, with an increase of $110,090, or 159.7%, primarily as a result of operation of the new segment of bio-enhanced feed and increase of employees.

Selling expenses

During the three months ended March 31, 2007, selling expenses were $143,625, with $140,337 or 42.7 fold increase compared to $3,288 for the three months ended March 31, 2006. The reasons for this increase included: (1) we incurred $127,840 in selling expenses in bio-enhanced feed, one of our new segments, since August 2006; (2) selling expenses for the bio-fertilizer business increased $15,785 for the three months ended March 31, 2007, as compared to $3,288 for the same period of 2006.

Research and Development

Research and development expenses increased $41,403, or 5.2 fold, to $49,304 for the three months ended March 31, 2007, as compared to $7,901 for the three months ended March 31, 2006. The increase is mainly due to fixed operation fees of Kiwa-CAU Bio-Tech Research & Development Center beginning in July 2006, which amounted to RMB 250,000 (approximately $32,300) per quarter.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation included in cost of production and deprecation of research equipment, decreased $1,889, or 5.7%, to $31,273 for the three months ended March 31, 2007, as compared to $33,162 for the three months ended March 31, 2006. The reason for abnormally high depreciation and amortization for the three months ended March 31, 2006 was due to partial depreciation of our facilities recognized as current-period charges because of abnormal lower-volume production then.

Interest Expense

Interest expense increased $101,354, or 4.15 fold, to $125,758 for the three months ended March 31, 2007, as compared to interest expense of $24,404 for the three months ended March 31, 2006. This increase is due to the interest of the 6% Notes and amortization of fair value of Warrants issued to Purchasers of the 6% Notes.

Net Loss

Net loss increased $454,816 or 246.6% to $639,259 (including non-cash expenses of $251,890) for the three months ended March 31, 2007, as compared to $184,443 for the three months ended March 31, 2006. This increase resulted from the following factors: (1) increase in gross profit of $134,710; (2) increase in operating expenses of $359,633; (3) increase in interest expenses of $101,354; and (4) there was $6,171 of net loss born by a minority shareholder in subsidiary in 2007 and nil in 2006.

Comprehensive Loss

Comprehensive loss increased by $585,202, or 329.2%, to $763,054 for the three months ended March 31, 2007, as compared to $177,802 for the comparable period of 2006. The reasons for the increase in comprehensive loss in the current period as compared to the comparable period in 2006 primarily include: (1) gross profit increased by $134,710; (2) all expenses including operation expenses and interest increased by $460,987; and (3) there was a currency translation adjustment increased by $130,435 for the current period.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. This trend is expected to continue.

As of March 31, 2007, our current liabilities exceeded current assets by $11,214, reflecting a current ratio of 0.99:1, compared to net working capital $474,837, reflecting a current ratio of 1.26:1.

As of March 31, 2007 and 2006, we had cash of $773,657 and $498,103, respectively. The change is outlined as follows.

During the three months ended March 31, 2007, our operations provided cash of $335,773 as compared to $91,546 used in operations for the three months ended March 31, 2006. The improvement of operating cash flow is mainly attributable to the collection of accounts receivable relating to the urea entrepot trade closed in 2006.

During the three months ended March 31, 2007, we utilized $89,493 for the purchase of property and equipment and repayment of construction costs payable, as compared to $3,625 during the three months ended March 31, 2006.

During the three months ended March 31, 2007, net cash inflow was $7,369, including advances of $55,818 from related parties, the repayment $47,085 to related parties and also repayment of $1,364 of long-term borrowings. During the three months ended March 31, 2006, we generated $81,413 from financing activities, consisting of the proceeds from common stock subscription of $126,284 and several advances from related parties of $44,268, offset by the repayments of the Cornell Note of $87,135 and long-term borrowings of $2,004.

As of March 31, 2007, we had an accumulated deficit of $8,405,914, of which $7,766,655 incurred from inception to December 31, 2006 and $639,259 (including non-cash expenses of $251,890) for the three months ended March 31, 2007, respectively. We do not anticipate generating sufficient positive operating cash inflow to fund our planned operations.

Consequently our foreseeable cash flow position in the short term is tight. We expect that we will need to seek additional sources of funding to sustain our operations. To raise additional capital we will need to procure the consent of the holders of the 6% Notes. In addition, if the number of shares issuable upon conversion of the 6% Notes increases significantly, we may need to increase the number of shares authorized for issuance under our certificate of incorporation. There can be no assurance that we can procure these consents in the event necessary, which may prevent us from raising capital. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Off-Balance Sheet Arrangements

At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3 CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2007 as we implement our Sarbanes Oxley testing methodologies.

PART ΙΙ OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not currently involved in any material pending legal proceedings.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 18, 2007 we issued 700,000 shares of common stock and warrants exercisable for an aggregate of 250,000 shares of our common stock to an investment bank pursuant to a consulting agreement between us and the Consultant dated April 7, 2007. This issuance was an unregistered sale of equity securities under the Securities Act. A copy of the Consulting Agreement is included as an exhibit to this report. In issuing the warrants, the Company relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act for its exemption from the registration requirements of the Securities Act.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Description of Exhibits
Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23 2004	3.1

3.2	Bylaws, effective as of July 22, 2004.	Form 8-K filed on July 23, 2004	3.2

3.3	Certificate of Amendment to Certificate of Incorporation, effective as of September 27, 2006.	Form 10-QSB filed on November 15, 2006	3.3

10.58	Consulting Agreement dated April 9, 2007, between Kiwa Bio-Tech Products Group Corporation and First Trust Group, Inc.	Filed herewith

21	List of Subsidiaries	Form 10-KSB filed on April 2, 2007

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/Wei Li Wei Li	May 14, 2007	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Lian jun Luo Lian jun Luo	May 14, 2007	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)