Form 10QSB
period 2007-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2007-08-14
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

As of August 10, 2007, 76,040,120 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: YES ☐  NO  ☒

PART Ι FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

Item	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$208,229	$498,103
Accounts receivable, net of bad debt allowance of $265,900 and $258,667, respectively	153,659	929,446
Inventories	882,962	541,340
Prepaid expenses	186,816	302,007
Other current assets	45,348	57,011
Total current assets	1,477,014	2,327,907
Property, Plant and Equipment:
Buildings	1,079,195	1,046,116
Machinery and equipment	633,316	585,282
Automobiles	43,841	47,772
Office equipment	81,560	78,096
Computer software	9,474	9,240
Property plant and equipment - total	1,847,386	1,766,506
Less: accumulated depreciation	(352,185)	(286,039)
Property plant and equipment - net	1,495,201	1,480,467
Construction in progress	43,424	34,548
Intangible asset - net	314,864	337,027
Deferred financing costs	170,793	211,793
Deposit to purchase the proprietary technology	126,444	126,443
Total assets	$3,627,740	$4,518,185
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$1,507,207	$983,980
Construction costs payable	317,095	366,879
Due to related parties	397,400	496,806
Current portion of bank notes payables	4,157	5,405
Total current liabilities	2,225,859	1,853,070
Long-term liabilities, less current portion:
Unsecured loans payable	1,510,078	1,472,717
Bank notes payable	-	1,351
Long-term convertible notes payable	2,171,401	2,365,962
Discount relating to warrants issued with long-term convertible notes	(1,066,342)	(1,371,446)
Total long-term liabilities	2,615,137	2,468,584

Minority interest in a subsidiary	95,292	103,362

Shareholders’ equity (deficiency)
Common stock - $0.001 par value Authorized 200,000,000 shares at June 30, 2007 and December 31, 2006 respectively. Issued and outstanding 75,120,710 and 70,149,556 shares at June 30, 2007 and December 31, 2006, respectively	75,121	70,150
Preferred stock - $0.001 par value Authorized 20,000,000 shares, nil shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	-	-
Additional paid-in capital	8,714,848	8,311,975
Stock-based compensation reserve	(389,342)	(523,468)
Deficit Accumulated	(9,712,807)	(7,766,654)
Accumulated other comprehensive income	3,632	1,166
Total shareholders’ equity (deficiency)	(1,308,548)	93,169
Total liabilities and stockholders’ equity	$3,627,740	$4,518,185

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

Item	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$1,872,647	$13,351	$3,256,740	$24,374
Cost of sales	1,798,905	12,545	3,044,675	19,955
Gross profit	73,742	806	212,065	4,419

Operating expenses:
Consulting and professional fees	267,678	243,914	457,139	288,314
Officers’ compensation	89,427	109,102	154,469	115,070
General and administrative	196,499	79,660	375,523	148,594
Selling expenses	63,642	19,601	207,267	22,889
Research and development	43,495	8,461	92,799	16,362
Depreciation and amortization	29,591	37,069	60,864	70,232
Allowance and provision	398	-	664	-
Total operating expenses	690,730	497,807	1,348,725	661,461
Operating loss	(616,988)	(497,001)	(1,136,660)	(657,042)
Interest expenses - net	(276,146)	(28,913)	(401,904)	(53,317)
Minority interest in a subsidiary’s loss	750	-	6,921	-
Loss from continuing operations	(892,384)	(525,914)	(1,531,643)	(710,359)

Loss on discontinued operations:
Discontinued urea entrepot trade - Commission paid to a related party	(414,509)	-	(414,509)	-
Net loss	$(1,306,893)	$(525,914)	$(1,946,152)	$(710,359)
Other comprehensive income (loss):
Translation adjustment	(37,337)	9,556	(161,131)	16,197
Comprehensive loss	$(1,344,230)	$(516,358)	$(2,107,283)	$(694,162)

Net loss from continuing operations per common share -basic and diluted	$(0.0120)	$(0.0085)	$(0.0210)	$(0.0118)
Net loss on discontinued operations per common share -basic and diluted	$(0.0056)	$-	$(0.0057)	$-
Weighted average number of common shares outstanding-basic and diluted	74,157,432	61,598,567	72,971,896	60,423,775

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) (Unaudited)

	Common Stock		Additional Paid-in Capital	Stock-based Compensation Reserve	Accumulated Deficits	Other Comprehensive Income	Total Stockholders’ Deficiency
	Shares	Amount
Balance, January 1, 2007	70,149,556	70,150	8,311,975	(523,468)	(7,766,655)	1,166	93,168
Issuance of common stock for exercise of warrants at January 5, 2007	1,000,000	1,000	(1,000)	-	-	-	-
Issuance of common stock for cashless exercise of warrants on April 11, 2007	610,278	610	(610)	-	-	-	-
Issuance of common stock for cashless exercise of warrants on April 20, 2007	97,844	98	(98)	-	-	-	-
Issuance of common stock for conversion of principal and interest of 6% Notes in the first half of 2007	2,563,032	2,563	219,695	-	-	-	222,258
Issuance of 700,000 shares of common stock to a consultant on April 18, 2007	700,000	700	125,300	-	-	-	126,000
Issuance of 250,000 shares of warrants to a consultant	-	-	44,414	-	-	-	44,414
Amortizaton of fair value of warrants to a financing consultant in the first half of 2007	-	-	-	38,591	-	-	38,591
Amortization of fair value of employee stock option cancelled	-	-	-	55,792	-	-	55,792
Amortization of fair value of employee stock options granted in 2006	-	-	-	39,743	-	-	39,743
Fair value of warrants issued to a related party in June	-	-	15,172	-	-	-	15,172
Net loss for six months ended June 30, 2007	-	-	-	-	(1,946,152)	-	(1,946,152)
Other comprehensive income for six months ended June 30, 2007	-	-	-	-	-	2,466	2,466
Balance, June 30, 2007	75,120,710	75,121	8,714,848	(389,342)	(9,712,807)	3,632	(1,308,548)

Condensed Consolidated Statements of Cash Flows (Unaudited)

Item	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,946,152)	$(710,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,742	81,405
Amortization of detachable warrants, options and stocks as compensation	734,374	50,498
Amortization of beneficial conversion feature of convertible notes	-	3,467
Provision for doubtful debt and inventory impairment	7,233	3,099
(Gain)/Loss on disposal of fixed assets	2,033	-
Minority interest in subsidiary	(6,921)	-
Changes in operating assets and liabilities:
Accounts receivable	768,554	(11,139)
Inventories	(341,622)	7,760
Prepaid expenses	(9,538)	923
Other current assets	11,663	(8,014)
Deferred financing cost	-	(50,000)
Accounts payable and accrued expenses	545,827	267,009
Due to related parties	70,000	-
Net cash provided by (used in) operating activities	(26,807)	(365,351)
Cash flows from investing activities:
Purchase of property and equipment	(100,258)	-
Net cash used in investing activities	(100,258)	-
Cash flows from financing activities:
Proceeds from issuance of common stock	-	745,416
Proceeds from related parties	87,083	75,633
Proceeds from long-term convetible notes	-	700,000
Repayment to related parties	(278,020)	(420,641)
Repayment of convertible notes payable	-	(87,135)
Repayment of long-term borrowings	(2,739)	(6,574)
Net cash provided by financing activities	(193,676)	1,006,699
Effect of exchange rate changes on cash and cash equivalents	30,867	17,447
Cash and cash equivalents:
Net increase (decrease)	(289,874)	658,795
Balance at beginning of period	498,103	14,576
Balance at end of period	$208,229	$673,371

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$23,306
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Beneficial conversion feature of convertible notes payable	$-	$312,023
Issuance of detachable warrants in conjunction with loans	15,172	710,566
Issuance of warrants as compensation to consultants	44,414	-
Issuance of common stock for long-term convertible notes payable and interest	222,258	-
Issuance of stock as compensation to consultants	126,000	-
Non-cash exercise of warrants	1,708	-

Notes to the Condensed Consolidated Financial Statements (Unaudited)

References herein to “we”, “us”, “our” or “the Company” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned and majority-owned subsidiaries unless the context specifically states or implies otherwise.

1.	Background and Basis of Presentation

Organization - We are the result of a share exchange transaction accomplished on March 12, 2004, between Tintic Gold Mining Company (“Tintic”), a Utah corporation, and Kiwa Bio-Tech Products Group Ltd. (“Kiwa BVI”). The exchange transaction resulted in a change of control of Tintic, with former Kiwa BVI shareholders owning approximately 89% of Tintic on a fully diluted basis, and Kiwa BVI became Tintic’s wholly-owned subsidiary. Subsequent to the share exchange, Tintic changed its name to Kiwa Bio-Tech Products Group Corporation. On July 21, 2004, we completed our reincorporation in the State of Delaware.

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

Basis of Presentation - The consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, Kiwa BVI and Kiwa Shandong, and also its majority-owned subsidiary, Kiwa Tianjin. These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated during consolidation.

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

As of June 30, 2007, there was $265,900 in accounts receivable over 365 days old. We have booked a reserve for doubtful accounts for the full $265,900.

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

As of June 30, 2007, we had an accumulated deficit of $9,712,807, of which $7,766,655 was incurred from inception to December 31, 2006 and $1,946,152 (including non-cash expenses $811,315) was incurred during the six months ended June 30, 2007. This trend is expected to continue. Our remaining capital resources are insufficient to allow the Company to execute its business plan both in the short term and in the foreseeable future. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization. These factors create substantial doubt about our ability to continue as a going concern.

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

Translations of amounts from RMB into U.S. dollars were at approximately US$ 1.00 = RMB 8.28 for all periods prior to July 21, 2005. Due to the stability of the RMB during the periods covered by the consolidated financial statements prior to July 21, 2005, no material exchange differences exist during the aforesaid period. On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-US$ exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$ 1.00 = RMB 8.00. The Company translates its China subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date (on June 30, 2007, the prevailing exchange rate of the U.S. dollar against the RMB was US$ 1.00 = RMB 7.6155), and the statement of operations is translated at the average rates over each month during the reporting period. Equity items are translated at historical exchange rates. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of operations and comprehensive income.

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

Advertising - The Company expenses all advertising costs as incurred.

Research and Development - Research and development costs are charged to expense as incurred.

Operating Leases - Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are expensed on the straight-line basis over the period of the relevant lease contracts.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of June 30, 2007, potentially dilutive securities aggregated 57,619,000 shares of common stock.

Comprehensive (Loss) Income - The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

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

Management believes that there was no obsolete inventory as of June 30, 2007. As of December 31, 2006, there were $48,039 in finished goods exceeding their quality guarantee period, and we accrued impairment allowance for these inventories.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The estimated useful life of property, plant and equipment are as follows:

Buildings	20-35 years
Machinery and equipment	4-12 years
Automobiles	8 years
Office equipment	5 years
Computer software	3 years

Construction in progress represents factory and office buildings under construction. The Company capitalizes interest during the construction phase of qualifying assets in accordance with SFAS No. 34, “Capitalization of Interest Cost”. No interest was capitalized during six months ended June 30, 2007 and 2006.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The Company has determined that there was no impairment of long-lived assets as of June 30, 2007.

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

Stock Issued for Compensation and Financing - Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS No.123(R)”) which revises SFAS No.123 and supersedes APB 25. SFAS No.123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line attribution method under SFAS No. 123(R). However SFAS No. 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No.123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

As of June 30, 2007 and December 31, 2006, the balance of accounts receivable was $153,659 and $929,446, net of bad debt provision of $265,900 and $258,667, respectively. On December 31, 2006, all of the $800,000 spread earned on urea entrepot trade was outstanding and booked as an accounts receivable. This receivable was collected in full in the first half of 2007.

4.	Inventories

Inventories consisted of the following as of June 30, 2007 and December 31, 2006:

Item	June 30, 2007	December 31, 2006
Raw materials	$741,296	$439,397
Finished goods	141,033	101,271
Raw materials contracted for processing	443	431
Semi-Finished goods	190	241
Total	$882,962	$541,340

As of December 31, 2006, there were $48,039 in finished goods exceeding their quality guarantee period, and we accrued impairment allowance for these inventories. The balance of finished goods in this table is a net balance after offsetting the allowance. There was no additional impaired inventory incurred for the six months ended June 30, 2007.

5.	Prepaid expenses

Prepaid expenses consisted of the following as of June 30, 2007 and December 31, 2006:

Item	June 30, 2007	December 31, 2006
Prepaid stock-based compensation to consultants⑴	$172,871	$256,800
Prepaid charges relating to urea entrepot trade⑵	-	30,097
Others	13,945	15,110
Total	$186,816	$302,007

(1) Prepaid stock-based compensation to consultants

The balance $172,871 of prepaid stock-based compensation on June 30, 2007 were relevant to stocks and warrants issued to two consultants, Fisher Capital Partners Limited (“Fisher Capital”) and First Trust Group Inc. (“First Trust”), which was treated in accordance with EITF Issue No. 96-18.

Pursuant to an investor relations and international sales and distribution agreement with Fisher Capital dated August 7, 2006, we issued 1.8 million shares of our common stock to the consultant as partial compensation on October 10, 2006. We evaluated the fair value of the stock based on the closing price of our common stock on the issuance date, and amortized for the valid period of the agreement, which was one year commencing on August 1, 2006.

Pursuant to a consulting agreement with First Trust dated April 7, 2007, we issued 250,000 shares of warrants and 700,000 shares of common stock to First Trust on April 9 and April 18, 2007, respectively, as compensation for its services. We calculated the fair value of the warrants pursuant to the Black-Scholes option pricing model and evaluated the fair value of the common stock based on the closing price on the date of issuance, and amortized for the valid period of the agreement, which was one year commencing on April 7, 2007.

(2) Prepaid charges relating to urea entrepot trade

On August 8, 2006, as amended on August 20, 2006, the Company entered into a letter of credit contract (the “Letter of Credit Contract”,) with UPB International Sourcing Limited (“UPB”), wholly-owned by Wei Li, our CEO, pursuant to which the Company engaged UPB to issue a $38,500,000 letter of credit in favor of the Company to a urea supplier under a urea purchase contract associated with a urea entrepot trade. The letter of credit is for a term of 90 days and can be reissued each time its term expires until the expiration of the stated term of the urea purchase agreement. The Company must pay UPB a commission equal to 2% of the total credit line, of which 50% must be paid in one month from the date of execution, and the balance must be paid upon the close of the first shipment of urea under the urea purchase contract. As of December 31, 2006, we had paid UPB the first installment and other minor costs in the amount of $415,097.

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

In the first half of 2007, the Company paid UPB $315,000 in total. On July 22, 2007, the Company and UPB entered into a Termination Agreement for the termination of the Letter of Credit Contract, pursuant to which none of the parties shall have any rights or obligations under or with respect to the contract, except for the remaining commission due UPB of $70,000. Consequently we regarded the urea entrepot trade as a discontinued operation and charged all unamortized payments and the remaining commission due into expenses in the second quarter.

6.	Property, Plant and Equipment

The total gross amount of property, plant and equipment was $1,847,386 and $1,766,506 as of June 30, 2007 and December 31, 2006, respectively. The increase of $80,880 is mainly due to the upgrade of our Kiwa Shandong facility.

Depreciation expense was $66,146 and $55,936 for the six months ended June 30, 2007 and 2006, respectively.

All of our property, plant and equipment have been used as collateral to secure the 6% Notes. (See Note 14 below.)

7.	Intangible Assets

The Company’s intangible assets as of June 30, 2007, consisted of the following:

	Expected Amortization Period started on the purchase date of August 1, 2004	Gross carrying value	Accumulated amortization	Net value at June 30, 2007
Patent	8.5 years	$480,411	$165,547	$314,864

The following table presents future expected amortization expense related to the patent:

Future expected amortization	Amount
2007	$28,259
2008	56,519
2009	56,519
2010	56,519
2011	56,519
Thereafter	$60,529

This patent is currently collateral securing the 6% Notes. (See Note 14 below.)

8.	Deferred Financing Costs

The financing costs relating to the 6% Notes (see Note 14 below) were $246,000 in total, including a financing commission paid to an investment bank, legal service fees, insurance premium and other related costs. The costs are being amortized over the three-year term of the 6% Notes. The balance as of June 30, 2007 was $170,793.

9.	Deposit to Purchase Proprietary Technology

The balance $126,444 as of June 30, 2007, is partial payment of the first installment of the transfer fee of anti-viral Aerosol technology pursuant to a Technology Transfer Agreement dated May 8, 2006. (See Note 18 below.)

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at June 30, 2007 and December 31, 2006:

Item	June 30, 2007	December 31, 2006
Payables to material suppliers	$402,854	$99,263
Consulting and professional payables	392,070	419,835
Interest payable	134,448	80,775
Salary payable	133,474	71,793
Payables to KIWA - CAU R&D center	91,918	25,612
Insurance payable	91,818	89,290
Credit Card balance	78,894	69,554
Office rental payable	78,500	54,926
Payables to equipment suppliers	18,010	14,222
Rebates payable to customer	-	392,070
Other	85,221	18,058
Total	$1,507,207	$983,980

11.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of our bio-fertilizer facility and recent facility upgrade in Shandong.

12.	Related Party Transactions

Amounts due to related parties consisted of the following as of June 30, 2007 and December 31, 2006:

Item	Notes	June 30, 2007	December 31, 2006
Mr. Wei Li (“Mr. Li”)	(i)	$233,491	$32,398
Discount of fair value of warrants issued to Mr. Li		(15,172)	-
China Star Investment Management Co., Ltd. (“China Star”)	(ii)	172,137	464,408
Total		$397,400	$496,806

 (i) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances

As of June 30, 2007, the balance of $163,491 due to Mr. Li (excluding $70,000 due to UPB, see below) primarily consisted of operating expenses that Mr. Li paid on behalf of the Company. During the six months ended June 30, 2007, Mr. Li advanced an additional $163,115 to the Company, and was repaid $32,022. Mr. Li agreed that the Company may repay the balance aperiodically when the Company’s cash flow circumstances permit.

The Company has also granted detachable warrants to Mr. Li to purchase an aggregate of 220,886 shares of common stock relating to a loan to the Company in June 2007, which exercise price is the close price $0.1055 on the grant date. The fair value of these warrants was $15,172.

Motor Vehicle Lease

In December 2004, we entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is RMB15,000 (approximately $1,970).

Guarantees for the Company

Mr. Li has pledged, without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes. (See Note 14 below.)

Issuance of Letter of Credit on behalf of Kiwa BVI

UPB is a company wholly-owned by Mr. Li, thus transactions and balances between the Company and UPB have been categorized into those with Mr. Li.

On August 8, 2006, Kiwa BVI entered into a Letter of Credit Contract with UPB, as amended and supplemented by a Supplementary Agreement dated August 20, 2006.

On July 22, 2007, Kiwa BVI and UPB entered into a Termination Agreement for the termination of the Letter of Credit Contract, pursuant to which none of the parties shall have any rights or obligations under or with respect to the contract, except for the remaining commission due UPB of $70,000.

(ii) China Star

China Star is a company which is 28% owned by Mr. Li. Mr. Yunlong Zhang, one of our directors and concurrently general manager of Kiwa Shandong, is also the General Manager of China Star.

The balance due to China Star was $172,137 and $464,408 as of June 30, 2007 and December 31, 2006, respectively. In the six months ended June 30, 2007, the Company had repaid $292,271 to China Star. China Star agreed that the Company could repay the balance aperiodically when the Company’s cash flow circumstances permit.

13.  Unsecured Loans Payable

The balance of unsecured loans payable as of June 30, 2007 and December 31, 2006 was $1,510,078 and $1,472,717, respectively. The difference of $37,361 was due to the different exchange rates prevailing at the two dates. Unsecured loans payable consisted of the following at June 30, 2007 and December 31, 2006:

Item	June 30, 2007	December 31, 2006
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,181,800	$1,152,561
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	328,278	320,156
Total	$1,510,078	$1,472,717

Kiwa Shandong qualifies for non-interest bearing loans under a Chinese government sponsored program to encourage economic development in certain industries and locations in China. To qualify for the favorable loan terms, a company must meet the following criteria: (1) be a technology company with innovative technology or product (as determined by the Science Bureau of the central Chinese government); (2) operate in specific industries that the Chinese government has determined are important to encourage development, such as agriculture, environmental conservation, education, and others; and (3) be located in an undeveloped area such as Zoucheng, Shandong Province where the manufacturing facility of the Company is located. In addition, according to the Project Agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of RMB 480,000 ($63,029) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. (For more details about obligations under the Project Agreement, see Note 18 below.)

14.	Long-Term Convertible Notes Payable

On June 29, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with six institutional investors (collectively, the “Purchasers”) for the issuance and sale of (1) 6% secured convertible notes, due three years from the date of issuance, in the aggregate principal amount of $2,450,000 (the “6% Notes”), convertible into shares of the Company’s common stock, and (2) warrants (the “Warrants”) to purchase 12,250,000 shares of the Company’s common stock. The required registration statement on Form SB-2 was declared effective on October 31, 2006. The recent update of registration statement was declared effective by the SEC on July 31, 2007. All three sales of the 6% Notes with a principal amount of $857,500, $735,000 and 857,500 respectively closed in 2006, the Company received $2,450,000 in aggregate from the three sales of the 6% Notes and Warrants.

The conversion price of the 6% Notes is based on an average of the trading price of the Company’s common stock on the OTC Bulletin Board. The conversion price is discounted 50% before the registration statement is filed, 45% after it is filed if filed before the 45-day deadline, and 40% if the registration statement becomes effective before the 120-day deadline. The Company met all of the foregoing deadlines so the effective conversion price is discounted 40%. The conversion price is also adjusted for certain subsequent issuances of equity securities of the Company at prices below the conversion price then in effect. The 6% Notes contain a volume limitation that prohibits the holder from converting further 6% Notes if doing so would cause the holder and its affiliates to hold more than 4.99% of the Company’s outstanding common stock. In addition, each holder of 6% Notes agrees that they may not convert more than their pro-rata share (based on the original principal amount) of the greater of the $120,000 principal amount of 6% Notes per calendar month or the average daily dollar volume calculated during the 10 business days prior to a conversion, per conversion.

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

To enable reservation of a sufficient amount of authorized shares that may be issued pursuant to conversion of the 6% Notes and exercise of the Warrants, the Company was required on the Purchase Agreement to amend its Certificate of Incorporation to increase the number of authorized shares of common stock. The Purchase Agreement required the Company to file with the SEC a proxy statement to solicit shareholder approval to increase the number of authorized shares of common stock no later than August 1, 2006, and to use its best efforts to obtain shareholder approval by November 1, 2006. At our annual meeting held on September 12, 2006, a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock, from 100,000,000 shares to 200,000,000 shares was approved by the required vote of our shareholders. The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the 6% Notes per month plus accrued and unpaid interest on the 6% Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants.

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

As of June 30, 2007, the Purchasers of the 6% Notes have converted $278,600 of the principal and $27,697 of the interest into 3,256,475 shares in total of our common stock, of which $194,562 of the principal and $27,697 of the interest were converted into 2,563,032 shares during the first half of 2007. As of June 30, 2007, the balance of principal of the 6% Notes was $2,171,401.

15.	Equity-Based Transactions

(a) Authorized share capital

The Company’s authorized capital consists of 200,000,000 shares of common stock and 20,000,000 shares of preferred stock.

(b) Issued and outstanding share capital

On January 5, 2007, the Company issued a net of 1,000,000 shares of our common stock pursuant to a cashless exercise of warrants by a related party for 1,139,195 warrant shares.

In April 2007, the Company issued a net of 708,122 shares of our common stock pursuant to a cashless exercise request of warrants by a related party for 783,423 shares of warrant shares.

On April 18, 2007 the Company issued 700,000 shares of our common stock to a consultant pursuant to a consulting agreement dated April 7, 2007.

During the first half of 2007, the Company issued 2,563,032 shares of common stock pursuant to conversions of our 6% Notes.

(c) Options

There was no amendment to our 2004 Stock Incentive Plan nor any stock options granted under it during the first half of 2007. As of June 30, 2007, 1,410,007 options remain available under the Plan for future grants.

16.	Stock-based Compensation

On December 13, 2006, we granted options for 2,000,000 shares of common stock under our 2004 Stock Incentive Plan. However four employees who were granted an aggregate of 362,100 options resigned or were dismissed as of June 30, 2007 before any of their options were vested. Pursuant to the terms of the Plan and the options grants, these options are returned to the available option pool under the Plan. As of June 30, 2007, 1,637,900 options are issued and outstanding under the Plan, of which 787,700 are held by executive officers and 153,900 are held by a director.

The Company adopted SFAS 123R for the fiscal year 2006 and going forward. The fair value of the options granted at the grant date was determined pursuant to the Black-Scholes option pricing model. The calculated fair value is expensed over the applicable vesting periods, using the straight-line attribution method.

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

Item	Bio-fertilizer	Livestock Feed	Urea entrport trade(1)	Corporate (2)	Total

Quarter ended June 30, 2007
Net sales	17,198	1,855,449	-	-	1,872,647
Gross profit	3,259	70,483	-	-	73,742
Operating expenses	107,266	74,231	42,750	466,483	690,730
Operating profit (loss)	(104,007)	(3,748)	(42,750)	(466,483)	(616,988)
Interest income (expense)	(7,208)	(9)	(111)	(268,818)	(276,146)
Minority interest in subsidiary	-	(750)	-	-	(750)
Net income (loss)	(111,215)	(3,007)	(457,370)	(735,301)	(1,306,893)

Total assets, as of June 30, 2007	2,253,803	893,877	8,249	471,811	3,627,740

Quarter ended June 30, 2006
Net sales	13,351	-	-	-	13,351
Gross profit	806	-	-	-	806
Operating expenses	118,621	-	-	379,187	497,808
Operating profit (loss)	(117,815)	-	-	(379,187)	(497,002)
Interest income (expense)	(5,023)	-	-	(77,541)	(82,564)
Other income	-	-	-	-	-
Net income (loss)	(122,838)	-	-	(403,076)	(525,914)

Total assets, as of June 30, 2006	3,068,144	-	-	861,324	4,421,036

(1)
In July 2007, the Company has entered three termination agreements with each party of the Urea entrepot trade for the termination of contracts between Kiwa BVI and Shengkui Technologies, Hua Yang Roneo Corporation and UPB International Sourcing Limited. Pursuant to these termination agreements, the Company will have neither rights nor obligations under previous contracts in connection with the urea entrepot trade except for a commission due to UPB. Based on these facts, we recognized relevant expenses in the second quarter of 2007.

(2)	The Beijing Representative Office of Kiwa Shandong fulfils part of our corporate managerial function. Most of its expenses relating to this function were categorized under the corporate heading.

18.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

The Company leased an office in Beijing under an operating lease since May 2005 with an aggregate monthly lease payment of approximately RMB 40,767 (US$5,353) and the lease was terminated with the consent of both the lessor and the Company on July 14, 2007. Rental expense occurred for the three months ended June 30, 2007 and 2006 was $16,058 and $15,321, respectively. The Company has leased a new office in Beijing from July 15, 2007. The operating lease agreement will expire at January 14, 2009. The monthly rental payment for the new office is RMB 82,322 ($10,810).

The Company has leased an office in the United States under a commercial lease agreement since July 2005 with an aggregate monthly lease payment of $983. The lease will expire in June 2008. Pursuant to the lease agreement, rental expense for the three months ended June 30, 2007 and 2006 was $2,936 in each period.

The Company has entered into an agreement with Challenge Feed to lease the following facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area of approximately 2,500 square meters.; (3) a concentrated feed product line for fowl and livestock; and (4) two workshops with floor area approximately 1,200 square meters. The total monthly rental is RMB 50,000 ($6,566).The lease will expire in August 2009. Pursuant to the lease agreement, rental expense for the six months ended June 30, 2007, was $38,957.

Lease commitments under the foregoing lease agreements are as follows:

Fiscal year	Amount
2007	$107,422
2008	214,403
2009	57,929
Total	$379,754

Technology acquisition

On May 8, 2006, the Company entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co., Ltd. ("JKB"). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral aerosol technology for veterinary medicines to the Company. Pursuant to the agreement the Company will pay JKB a transfer fee of RMB 10 million (approximately $1.3131 million), of which RMB 6 million will be paid in cash and RMB 4 million will be paid in stock. The cash portion will be paid in installments, the first installment RMB 3 million was set for May 23, 2006, initially, of which RMB 1 million has been paid and both parties have agreed to extend the remaining RMB 2 million to the date when the application for new veterinary drug certificate is accepted. Three other installments of RMB 1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB 4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfectant for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $131,000) each year to fund research at the R&D Center. The term of this Agreement is ten years starting July 1, 2006.

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. Subsequent to the Project Agreement, the local government authorities approved Kiwa Shandong’s Articles of Incorporation and its project proposal. The authorities approving the proposal included administrative Committee of Zoucheng Economic Development Zone, Foreign Trade and Economic Cooperation Bureaus of Zoucheng county government and Ji’ning municipal government. According to such approval documents, Kiwa Shandong’s registered capital is $3 million and its total investment amount is $6 million (including $3 million registered capital). As of May 14, 2007, all the registered capital has fully funded. The total investment amount of a foreign-funded company in China’s legal system refers to the sum of capital construction funds and working capital needed in operation, among which registered capital must be funded in the statutory periodical limitation, and the balance doesn’t bear any statutory or contractual limitation. Consequently Kiwa Shandong no longer bears a mandatory commitment relating to its total investment amount.

19.	Subsequent Event

On July 15, 2007, Kiwa BVI and China Hua Yang Roneo Corporation entered into a Termination Agreement for the termination of Sale and Purchase of Prilled Urea 46% N Agricultural Grade Contract dated July 28, 2006. Both parties have confirmed two shipments delivered under the contract had been settled. None of the parties shall have any rights or obligations under or with respect to the contract.

On July 18, 2007, Shengkui Technologies Inc. and Kiwa BVI entered into a Termination Agreement for the termination of Sale and Purchase of Prilled Urea 46% N Agricultural Grade Contract dated July 31, 2006. Both parties have confirmed two shipments delivered under the contract had been settled. None of the parties shall have any rights or obligations under or with respect to the contract.

On July 22, 2007, Kiwa BVI and UPB International Sourcing Limited (“UPB”) entered into a Termination Agreement for the termination of the contract in connection with issuance of L/C dated August 8, 2006. Both parties have confirmed the Company had paid UPB the first instalment of $385,000 and other minor costs in 2006 and $315,000 of the second instalment in June 2007 under the contract. The balance due to UPB is $70,000 as of July 22, 2007. None of the parties will have any rights or obligations under or with respect to the contract, with exception of the balance of the commission due.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007, involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview

The Company took its present corporate form in March 2004 when the shareholders of Tintic Gold Mining Company, a Utah public corporation (“Tintic”), entered into a share exchange transaction with the shareholders of Kiwa BVI, a privately-held British Virgin Islands corporation that left the shareholders of Kiwa BVI owning a majority of Tintic and Kiwa BVI a wholly-owned subsidiary of Tintic. (See “Business - The Company” under Item 1.) For accounting purposes this transaction was treated as an acquisition of Tintic by Kiwa BVI in the form of a reverse triangular merger and a recapitalization of Kiwa BVI and its wholly owned subsidiary, Kiwa Shandong. On July 21, 2004, we completed our reincorporation in the State of Delaware.

We have established two subsidiaries in China: (1) Kiwa Shandong in 2002, a wholly-owned subsidiary, and (2) Kiwa Tianjin in July 2006, of which we hold 80% equity. Our company chart is presented in Note 1 under Item I.

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

Bio-fertilizer

We have developed a number of bio-fertilizer and other products for plants and are developing more. In 2002, Kiwa BVI chartered Kiwa Shandong, a wholly-owned subsidiary organized under the laws of China, as its offshore fertilizer manufacturing base to capitalize on low-cost, high-quality manufacturing advantages available in China. In October 2003, Kiwa Shandong completed the first phase of construction of its manufacturing facility in Shandong Province, China. In November 2003, Kiwa Shandong began shipping its first bio-fertilizer product to the agricultural market in China. We are now in the process of a bio-fertilizer facility upgrade which was planned to be completed by June 2007. Due to our current tight liquidity situation, the upgrade is expected to be finished by the end of September 2007. The delay in completing the upgrade has adversely affected our sales volume.

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

AF-01 Anti-viral aerosol

On May 8, 2006, we entered into a Technology Transfer Agreement with JKB, which will become fully effective when we have finished paying the first installment of consideration according to the payment schedule in the contract. Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral aerosol technology for veterinary medicine applications to the Company. The AF-01 aerosol technology is a broad-spectrum antiviral agent with potent inhibitory and/or viricidal effects on a variety of RNA viruses found in animals and fowls such as bird flu. We will acquire the exclusive production rights and other related rights to produce an anti-viral aerosol drug for use with animals. Our hope is to develop a commercialized product in the form of a spray for applying in fowl houses and other animal holding facilities to prevent and cure virus-caused diseases.

We are now in the process of negotiations to acquire veterinary drug factory targets and applying for statutory licenses for the AF-01 technology. Before marketing this product, we will need to: (1) successfully complete a safety evaluation, pre-clinical study, pharmacological and toxicological test, clinical trial report, stability test report, environmental impact report, residue depletion test and other obligatory experiments by statutory authorities; (2) pass an evaluation by the veterinary drug evaluation institution established by the Administrative Department for Veterinary Medicine of State Council (the “Administrative Department”) and pass a sample quality retrial by a test institution established by the Administrative Department after the application is accepted; (3) acquire a Registration Certificate of New Veterinary Drug from the Administrative Department compliant with its drug qualification standards; (4) acquire a company or factory with GMP qualification and submit the application for Approval Number of Veterinary Drug Products in the name of the acquired company to the Administrative Department; and (5) pass an evaluation of manufacturing requirements by the Administrative Department and procure a Veterinary Drug Manufacturing License. There can be no assurance that we can acquire such prerequisite approvals and licenses, or how much time it will take.

Going Concern

See section subtitled “Going Concern” in Note 1 under Item 1.

Major Customers and Suppliers

Bio-fertilizer products

Four customers accounted for 32%, 15%, 11% and 10% of our net sales for the three months ended June 30, 2007, respectively. No other single customer accounted for more than 5% of our revenues. Three customers accounted for 20%, 12% and 10.0% of our net sales for the three months ended June 30, 2006.

Three customers accounted for 22%, 10% and 9%, respectively, of our net sales for the six months ended June 30, 2007. Three customers accounted for 22%, 10% and 9%, respectively, of our net sales for the six months ended June 30, 2006.

Two suppliers accounted for 73% and 13% of our net purchases for the three months ended June 30, 2007, respectively. Three suppliers accounted for 31%, 17%, and 11% of our purchases of raw materials for the three months ended June 30, 2006.

Three suppliers accounted for 38%, 19% and 10%, respectively, of our purchases of raw materials for the six months ended June 30, 2007. Three suppliers accounted for 38%, 19% and 10%, respectively, of our purchases of raw materials for the six months ended June 30, 2006.

Bio-enhanced feed

Our bio-enhanced feed business began in August 2006. Four customers accounted for 12.1%, 10%, 8% and 7% of our net sales for the three months ended June 30, 2007. No other single customer accounted for more than 5% of our net sales.

Five suppliers accounted for 27%, 15%, 13%, 11% and 11% of our net purchases for the three months ended June 30, 2007, respectively. No other single supplier accounted for more than 8%.

Results of Operations for Three Months and Six Months Ended June 30, 2007 and 2006

Net Sales

Net sales were $1,872,647 and $13,351 for the three months ended June 30, 2007 and 2006 respectively, representing a 139.3-fold increase. Net sales were $3,256,740 and $24,374 for the six months ended June 30, 2007 and 2006 respectively, representing 132.6 folds increase.

The significant increase in sales is due to the expansion of our business into a new segment, bio-enhanced feed business, which generated significant revenue amounting to $1,372,117 and $1,855,449 for the first and second quarter of 2007, respectively. The revenues generated from our bio-fertilizer business for the first and second quarter of 2007 were $11,976 and $17,198 respectively. Bio-fertilizer sales volume was low due to the delay in upgrading our bio-fertilizer ferment facility upgrade which prevented full production volume during the peak season.

Cost of Sales

Costs of sales was $1,798,905 and $12,545 for the three months ended June 30, 2007 and 2006, respectively. The increase in cost of sales of $1,786,360 (142.4 folds) was primarily due to the rapid increase of sales.

Costs of sales were $3,044,675 and $19,955 for the six months ended June 30, 2007 and 2006, respectively, representing a sharp increase of 151.6 folds. The reason of the significant increase in costs of sales is mainly due to the expansion of our business scope. During the six months ended June 30, 2007, we were operating in three business segments, while we were only engaged in the bio-fertilizer business for the comparable period in 2006.

Gross Profit

Gross profit was $73,742 for the three months ended June 30, 2007, representing an average profit margin of 3.9%. The profit margin for bio-fertilizer and bio-enhanced feed was 18.9% and 3.8%, respectively. Gross profit was $806 for the three months ended June 30, 2006, reflecting a profit margin of 6%.

Gross profit for the six months ended June 30, 2007 and 2006 was $212,065 and $4,419 respectively, representing gross profit margins of 6.5% and 18.1%, respectively. The causes for the downturn change in gross profit margin include (1) we were operating in three different business segments for the six months ended June 30, 2007, each business segment has a different level of gross profit margin, while we were only engaged in the bio-fertilizer business in the first half of 2006; (2) the Company achieved a major part of our sales revenue from the bio-enhanced feed business, which has relatively low gross profit margin.

Gross profit margin for bio-enhanced feed was 9.9% and 3.8% respectively in the first and second quarter of 2007. The primary cause of the 6.1% decrease in gross profit margin was the relatively high sales volume of low-profit-margin products and the adjustment of sales policies during the current quarter.

Consulting and Professional Fees

Consulting and professional fees were $267,678 and $243,914 for the three months ended June 30, 2007 and 2006, respectively, representing a decrease of $23,764 or 9.7%. The increase was primarily attributable to relatively high costs in investor relation fees in the second quarter of 2007.

Consulting and professional fees were $457,139 and $288,314 for the six months ended June 30, 2007 and 2006 respectively. The $168,825 or 58.6% increase was primarily attributable to investor relation fees both in cash and of amortization of fair value of 1.8 million shares of common stock issued in October 2006, and amortized financing commission relating to the 6% Notes.

Officers’ Compensation

Officers’ compensation decreased by $19,675, or 18%, to $89,427 for the three months ended June 30, 2007, as compared to $109,102 for the three months ended June 30, 2006. The decrease is primarily due to the fair value $46,352 of shares as compensation to an employee, which was charged to expenses in the second quarter of 2006. The current monthly amortization of fair value of stock options granted to officers is approximately $4,200. Since one former officer has resigned from her position, fair value of stock options granted to her ($16,931) has been charged to expenses at current period.

Officers’ compensation was $154,469 and $115,070 respectively for the six months ended June 30, 2007 and 2006, representing an increase of $39,399 or 34.2%. Taking the decrease for the second quarter into consideration, the increase for the first half of 2007 reflects relatively low officers’ compensation expensed during the first quarter of 2006. The primary reason is that on July 31, 2006 the Company entered into two employment agreements with two key executives, retroactively commencing on January 1, 2006, pursuant to which the pay rise for the first quarter of 2006 was charged in the second quarter of 2006.

General and Administrative

General and administrative expense was $196,499 for the three months ended June 30, 2007, as compared to $79,660 for the same period of 2006, with an increase of $116,839 or 146.7%. General and administrative expense was $375,523 for the six months ended June 30, 2007, as compared to $148,594 for the same period of 2006, an increase of $226,929 or 152.7%. The changes in both periods are primarily a result of operation of the new segment of bio-enhanced feed, increased travelling expenses and employee compensation.

Selling Expenses

During the three months ended June 30, 2007, selling expenses were $63,642, a $44,041 or a 224% increase compared to $19,601 for the three months ended June 30, 2006. Selling expenses for the six months ended June 30, 2007 and 2006 were $207,267 and $22,889 respectively, reflecting a 8.1-fold or $184,378 increase.

The reasons for the significant increase is that we developed a new business segment, the bio-feed segment at the third quarter of 2006. Our bio-enhanced feed manufacturing factory, Kiwa Tianjin incurred significantly lower selling expense during the current quarter of 2007 as compared to the first quarter, due to relatively high sales volume of low-profit-margin products.

Research and Development

Research and development expenses increased $35,034 or 4.1 folds to $43,495 for the three months ended June 30, 2007, as compared to $8,461 for the three months ended June 30, 2006. It was 92,799 and 16,362 for the first half of 2007 and 2006 respectively, representing an increase of $76,437 or 4.7 folds. The increase in both periods is mainly due to fixed operation fees of Kiwa-CAU Bio-Tech Research & Development Center beginning in July 2006, which amounted to RMB 250,000 (approximately $32,300) per quarter.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation included in cost of production and deprecation of research equipment, decreased $7,478, or 20.1%, to $29,591 for the three months ended June 30, 2007, as compared to $37,069 for the three months ended June 30, 2006. Depreciation and amortization for the six months ended June 30, 2007 and 2006 were $60,864 and $70,232 respectively, representing $9,368 or 13% decrease. The reason for abnormally high depreciation and amortization for the both periods ended June 30 was due to partial depreciation of our facilities recognized as current-period charges because of abnormal lower-volume production.

Interest Expenses

Interest expense increased $247,233 or 8.6 folds to $276,146 for the three months ended June 30, 2007, as compared to interest expense of $28,913 for the three months ended June 30, 2006. It was $401,904 and $53,317 for the first half of 2007 and 2006, representing $348,587 or 12 folds increase. Major reasons for the changes include: (1) the increase of accrued interest; (2) amortization of fair value of warrants relating to the 6% Notes. The period of accrual and amortization for 2006 was only one day while there were three months and six months respectively in 2007; (3) fair value of warrants in connection with the converted principal has been charged to interest expense during the second quarter of 2007.

Commission in Connected with Urea Entrepot Trade Paid to a Related Party

In July 2007, the Company has entered three termination agreements with each party of the Urea entrepot trade for the termination of contracts between Kiwa BVI and Shengkui Technologies, Hua Yang Roneo Corporation and UPB International Sourcing Limited. Pursuant to these termination agreements, the Company shall have neither rights nor obligations under previous contracts in connection with urea entrepot trade with exception to commission due to UPB. Based on these facts, we classified urea entrepot trade as discontinued operation and recognized relevant expenses of $414,509 in the second quarter of 2007.

Net Loss

Net loss increased by $780,979 or 148.5% to $1,306,893 (including non-cash expenses of $537,164) for the three months ended June 30, 2007, as compared to $525,914 for the three months ended June 30, 2006. This increase resulted from the following factors: (1) increase in gross profit of $72,936; (2) increase in operating expenses of $192,923; (3) increase in interest expenses of $247,233; (4) there was $750 of net loss born as a minority shareholder in a subsidiary in 2007 and no similar loss in 2006; and (5) we recognized $414,509 expenses in connection with urea entrepot trade during the current period.

Net loss increased $1,235,793 or 174% to $1,946,152 (including non-cash expenses of $811,315) for the six months ended June 30, 2007, as compared to $710,359 for the six months ended June 30, 2006. This increase resulted from the following factors: (1) increase in gross profit of $207,646; (2) increase in operating expenses of $687,264; (3) increase in interest expenses of $348,587; (4) there was $6,921 of net loss born by a minority shareholder in subsidiary in 2007 and nil in 2006; and (5) we recognized $414,509 expenses in connection with urea entrepot trade during the current period.

Comprehensive Loss

Comprehensive loss increased by $827,872, or 160.3%, to $1,344,230 for the three months ended June 30, 2007, as compared to $516,358 for the comparable period of 2006. The reasons for the increase in comprehensive loss in the current period as compared to the comparable period in 2006 primarily include: (1) gross profit increased by $72,936; (2) all expenses including operation expenses and interest increased by $440,156; (3) $414,509 expenses in connection with urea entrepot trade has been recognized during the current period; and (4) there was a currency translation adjustment decreased by $46,893 for the current period.

Comprehensive loss increased by $1,413,121, or 203.6%, to $2,107,283 for the six months ended June 30, 2007, as compared to $694,162 for the comparable period of 2006. The reasons for the increase in comprehensive loss in the current period as compared to the comparable period in 2006 primarily include: (1) gross profit increased by $207,646; (2) all expenses including operation expenses and interest increased by $1,035,851; (3) $414,509 expenses in connection with urea entrepot trade has been recognized during the current period; and (4) there was a currency translation adjustment decreased by $177,328 for the current period.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. This trend is expected to continue.

As of June 30, 2007, our current liabilities exceeded current assets by $748,845, reflecting a current ratio of 0.66:1, compared to net working capital $474,837, reflecting a current ratio of 1.26:1 as of December 31, 2006.

As of June 30, 2007 and December 31, 2006, we had cash of $208,229 and $498,103, respectively. The $289,874 decrease is outlined as follows.

During the six months ended June 30, 2007, our operations used cash of $26,807 as compared to $365,351 used in operations for the six months ended June 30, 2006.

During the six months ended June 30, 2007, we utilized $100,258 for the purchase of property and equipment and repayment of construction costs payable, as compared to nil during the six months ended June 30, 2006.

During the six months ended June 30, 2007, net cash outflow for financing activities was $193,676, including advances of $87,083 from related parties, the repayment $278,020 to related parties and also repayment of $2,739 of long-term borrowings. During the six months ended June 30, 2006, we generated $1,006,699 from financing activities, consisting of the proceeds from issuance of common stock of $745,416, issuance of the Convertible Notes of $700,000 and several advances from related parties of $75,633, offset by the repayments of amounts due to related parties of $420,641, a note to Cornell Capital of $87,135 and long-term borrowings of $6,574.

As of June 30, 2007, we had an accumulated deficit of $9,712,807, of which $7,766,655 was incurred from inception to December 31, 2006 and $1,946,152 (including non-cash expenses of $811,315) was incurred during six months ended June 30, 2007. We do not anticipate generating sufficient positive operating cash inflow to fund our planned operations.

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

Off-Balance Sheet Arrangements

At June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3 CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2007 as we implement our Sarbanes Oxley testing methodologies.

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

The issuance of detachable warrants to Mr. Li to purchase the aggregate of 220,886 shares of common stock of the Company, in connection with the advance agreement with Mr. Li dated June 30, 2007 (as more fully described in Note 12 to the Condensed Consolidated Financial Statements in Item 1 under Part I) was an unregistered sale of equity securities under the Securities Act. In issuing the warrants, the Company relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act for its exemption from the registration requirements of the Securities Act.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting held on July 18, 2007, a proposal to ratify the appointment of Mao & Company CPAs, Inc. as our independent auditors for the fiscal year ending December 31, 2007 was approved by the required vote of our shareholders.

At the annual meeting of the shareholders held on July 18, 2007, a proposal of the election of the Board of Directors was approved by the required vote of the Company’s shareholders. The elected members Wei Li, Dachang Ju, Lianjun Luo, Yunlong Zhang and Qi Wang will hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Description of Exhibits

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23, 2004	3.1
3.2	Bylaws, effective as of July 22, 2004.	Form 8-K filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of September 27, 2006.	Form 10-QSB filed on November 15, 2006	3.3
10.58	Consulting Agreement dated April 9, 2007, between Kiwa Bio-Tech Products Group Corporation and First Trust Group, Inc.	Form 10-QSB filed on May 14, 2007
10.59	Termination of Agreement dated July 15, 2007 between Kiwa Bio-Tech Products Group Ltd. and China Hua Yang Roneo Corporation	Filed herewith
10.60	Termination of Agreement dated July 18, 2007 between Kiwa Bio-Tech Products Group Ltd. and Shengkui Technologies Inc.	Filed herewith
10.61	Termination of Agreement dated July 22, 2007 between Kiwa Bio-Tech Products Group Ltd. and UPB International Sourcing Limited	Filed herewith
21	List of Subsidiaries	Form 10-KSB filed on April 2, 2007
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

- -

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li Wei Li	August 14, 2007	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Lian Jun Luo Lian Jun Luo	August 14, 2007	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

- -