Form 10QSB
period 2007-09-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2007-11-07
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of November 6, 2007, 80,947,710 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

PART Ι FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
Item	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$49,752	$498,103
Accounts receivable, net of bad debt allowance of $269,546 and $258,667, respectively	441,583	929,446
Inventories	696,267	541,340
Prepaid expenses	102,822	302,007
Other current assets	65,844	57,011
Total current assets	1,356,268	2,327,907
Property, Plant and Equipment:
Buildings	1,094,238	1,046,116
Machinery and equipment	642,147	585,282
Automobiles	74,063	47,772
Office equipment	90,671	78,096
Computer software	9,606	9,240
Property plant and equipment - total	1,910,725	1,766,506
Less: accumulated depreciation	(390,212)	(286,039)
Property plant and equipment - net	1,520,513	1,480,467
Construction in progress	101,333	34,548
Intangible asset - net	303,682	337,027
Deferred financing costs	150,293	211,793
Deposit to purchase the proprietary technology	126,443	126,443
Total assets	$3,558,532	$4,518,185
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$1,632,627	$983,980
Construction costs payable	308,202	366,879
Due to related parties-non-trade	454,438	496,806
Due to related parties-trade	70,000	-
Current portion of bank notes payables	2,810	5,405
Total current liabilities	2,468,077	1,853,070
Long-term liabilities, less current portion:
Unsecured loans payable	1,531,129	1,472,717
Bank notes payable	18,243	1,351
Long-term convertible notes payable	2,120,562	2,365,962
Less: discount relating to warrants	(958,312)	(1,371,446)
Long-term convertible notes payable - net	1,162,250	994,516
Total long-term liabilities	2,711,622	2,468,584

Minority interest in a subsidiary	110,278	103,362

Shareholders’ equity (deficiency)
Common stock - $0.001 par value Authorized 200,000,000 shares at September 30, 2007 and December 31, 2006 respectively. Issued and outstanding 76,847,710 and 70,149,556 shares at September 30, 2007 and December 31, 2006, respectively	76,848	70,150
Preferred stock - $0.001 par value Authorized 20,000,000 shares, nil shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	-	-
Additional paid-in capital	8,844,813	8,311,975
Stock-based compensation reserve	(348,198)	(523,468)
Deficit accumulated	(10,311,326)	(7,766,654)
Accumulated other comprehensive income	6,418	1,166
Total shareholders’ equity (deficiency)	(1,731,445)	93,169
Total liabilities and stockholders’ equity	$3,558,532	$4,518,185

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Item	2007	2006	2007	2006
Net sales	$2,957,972	$906,068	$6,214,712	$930,442
Cost of sales	2,718,712	852,885	5,763,387	872,840
Gross profit	239,260	53,183	451,325	57,602

Operating expenses:
Consulting and professional fees	161,241	244,566	618,380	532,880
Officers’ compensation	58,811	48,381	213,280	163,451
General and administrative	275,532	167,473	651,055	329,380
Selling expenses	77,650	40,133	284,916	46,611
Research and development	41,931	46,891	134,730	63,253
Depreciation and amortization (excluding depreciation of production and research facilities)	35,234	23,060	96,098	93,291
Allowance and provision	(60)	48,039	604	51,138
Total operating expenses	650,339	618,543	1,999,063	1,280,004
Operating loss	(411,079)	(565,360)	(1,547,738)	(1,222,402)
Interest expenses	(171,743)	(70,784)	(573,647)	(120,635)
Loss before minority interest in a subsidiary’s profit	(582,822)	(636,144)	(2,121,385)	(1,343,037)
Minority interest in a subsidiary’s profit	(15,699)	(134)	(8,778)	(134)
Loss from continuing operations	(598,521)	(636,278)	(2,130,163)	(1,343,171)

Loss on discontinued operations:
Discontinued urea entrepot trade - Commission paid to a related party	-	-	(414,509)	-
Net loss	$(598,521)	$(636,278)	$(2,544,672)	$(1,343,171)
Other comprehensive income (loss):
Translation adjustment	(7,653)	12,159	(34,234)	28,356
Comprehensive loss	$(606,174)	$(624,119)	$(2,578,906)	$(1,314,815)

Net loss from continuing operations per common share -basic and diluted	$(0.008)	$(0.010)	$(0.034)	$(0.022)
Net loss on discontinued operations per common share -basic and diluted	$-	$-	$-	$-
Weighted average number of common shares outstanding-basic and diluted	76,122,358	64,565,278	74,033,591	61,801,131

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) (Unaudited)

	Common Stock		Additional Paid-in Capital	Stock-based Compensation Reserve	Accumulated Deficits	Other Comprehensive Income	Total Stockholders’ Deficiency
	Shares	Amount
Balance, January 1, 2007	70,149,556	70,150	8,311,975	(523,468)	(7,766,654)	1,166	93,169
Issuance of common stock for exercise of warrants at January 5, 2007	1,000,000	1,000	(1,000)	-	-	-	-
Issuance of common stock for cashless exercise of warrants on April 11, 2007	610,278	610	(610)	-	-	-	-
Issuance of common stock for cashless exercise of warrants on April 20, 2007	97,844	98	(98)	-	-	-	-
Issuance of common stock for conversion of principal and interest of 6% Notes during nine months ended September 30, 2007	4,290,032	4,290	288,918	-	-	-	293,208
Issuance of 700,000 shares of common stock to a consultant on April 18, 2007	700,000	700	125,300	-	-	-	126,000
Issuance of 250,000 shares of warrants to a consultant	-	-	44,414	-	-	-	44,414
Amortizaton of fair value of warrants to a financing consultant in the nine months ended September 30, 2007	-	-	-	57,886	-	-	57,886
Amortization of fair value of employee stock option cancelled	-	-	-	55,792	-	-	55,792
Amortization of fair value of employee stock options granted in 2006	-	-	-	61,592	-	-	61,592
Fair value of warrants issued to a related party in June	-	-	15,172	-	-	-	15,172
Fair value of warrants issued to a related party in September	-	-	60,742	-	-	-	60,742
Net loss for nine months ended September 30, 2007	-	-	-	-	(2,544,672)	-	(2,544,672)
Other comprehensive income for nine months ended September 30, 2007	-	-	-	-	-	5,252	5,252
Balance, September 30, 2007	76,847,710	76,848	8,844,813	(348,198)	(10,311,326)	6,418	(1,731,445)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
Item	2007	2006
Cash flows from operating activities:
Net loss	$(2,544,672)	$(1,343,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212,001	127,404
Amortization of detachable warrants, options and stocks as compensation	966,950	98,996
Provision for doubtful debt and inventory impairment	10,879	51,138
(Gain)/Loss on disposal of fixed assets	2,033	-
Minority interest in subsidiary	8,778	134
Changes in operating assets and liabilities:
Accounts receivable	476,984	450,505
Inventories	(154,927)	(90,716)
Prepaid expenses	(8,947)	(539,771)
Other current assets	(8,833)	(38,185)
Deferred financing cost	-	(50,000)
Accounts payable and accrued expenses	691,359	15,841
Construction costs payable	-	(13,909)
Due to related parties-trade	70,000	-
Net cash used in operating activities	(278,395)	(1,331,734)
Cash flows from investing activities:
Purchase of property and equipment	(203,768)	(9,144)
Acquisition of intangible assets	-	(126,443)
Net cash used in investing activities	(203,768)	(135,587)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	754,416
Proceeds from subscription of common stock
Proceeds from related parties	436,119	106,318
Proceeds from long-term convetible notes	-	1,592,500
Repayment to related parties	(417,932)	(553,942)
Repayment of convertible notes payable	-	(307,135)
Repayment of long-term borrowings	(4,627)	(6,904)
Net cash provided by financing activities	13,560	1,585,253
Effect of exchange rate changes on cash and cash equivalents	20,252	34,501
Cash and cash equivalents:
Net increase (decrease)	(448,351)	152,433
Balance at beginning of period	498,103	14,576
Balance at end of period	$49,752	$167,009

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$302	$34,014
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Issuance of detachable warrants in conjunction with loans	$75,914	$962,453
Fixed assets invested by minority shareholer of subsidiary	-	120,000
Issuance of warrants as compensation to consultants	44,414	-
Issuance of common stock for long-term convertible notes payable and interest	293,209	-
Issuance of stock as compensation to consultants	126,000	-
Issuance of stock for cashless exercise of warrants	1,707	-

Notes to the Condensed Consolidated Financial Statements (Unaudited)

References herein to “we”, “us”, “our” or “the Company” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned and majority-owned subsidiaries unless the context specifically states or implies otherwise.

1.	Background and Basis of Presentation

Organization – We are the result of a share exchange transaction accomplished on March 12, 2004, between Tintic Gold Mining Company (“Tintic”), a Utah corporation, and Kiwa Bio-Tech Products Group Ltd. (“Kiwa BVI”). The exchange transaction resulted in a change of control of Tintic, with former Kiwa BVI shareholders owning approximately 89% of Tintic on a fully diluted basis, and Kiwa BVI became Tintic’s wholly-owned subsidiary. Subsequent to the share exchange, Tintic changed its name to Kiwa Bio-Tech Products Group Corporation. On July 21, 2004, we completed our reincorporation in the State of Delaware.

We have established two subsidiaries in China: (1) Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) in 2002 and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006. The following chart summarizes our organizational and ownership structure.

Business – Our business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China. We have made arrangements to acquire technologies to produce and market bio-fertilizer and bio-enhanced feed products, and also are developing a veterinary drug based on AF-01 Anti-viral aerosol technology. (See section entitled “Overview” in Item 2.)

Basis of Presentation – The consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, Kiwa BVI and Kiwa Shandong, and also its majority-owned subsidiary, Kiwa Tianjin. These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated during consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include bad debt provision, impairment of inventory and long-lived assets, depreciation and amortization and fair value of warrant.

Country Risk – As the Company’s principal operations are conducted in China, the Company is subject to special considerations and significant risks not typically associated with companies in North America and/or Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in China. The Company’s results of operations may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all of the Company’s transactions undertaken in China are denominated in Renminbi (“RMB”), which must be converted into other currencies before remittance out of China may be considered. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the Chinese government.

Credit Risk – The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when outstanding balances are not considered fully collectable. According to the Company’s credit policy, the Company generally provides 100% bad debt provision for the amounts outstanding over 365 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice in the China region.

As of September 30, 2007, there was $269,546 in accounts receivable over 365 days old. We have booked a reserve for doubtful accounts for the full $269,546.

Going Concern – The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values.

As of September 30, 2007, we had an accumulated deficit of $10,311,326, of which $7,766,654 was incurred from inception to December 31, 2006 and $2,544,672 (including non-cash expenses $1,133,338) was incurred during the nine months ended September 30, 2007. This trend is expected to continue. Our remaining capital resources are insufficient to allow the Company to execute its business plan both in the short term and in the foreseeable future. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization. These factors create substantial doubt about our ability to continue as a going concern.

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

Foreign Currency Translation – The functional currency of the Company is China RMB, which is the primary medium of exchange where Kiwa Shandong and Kiwa Tianjin operate. The Company reports its financial results in United States dollars (“U.S. dollars” or “US$”).

Translations of amounts from RMB into U.S. dollars were at approximately US$ 1.00 = RMB 8.28 for all periods prior to July 21, 2005. Due to the stability of the RMB during the periods covered by the consolidated financial statements prior to July 21, 2005, no material exchange differences exist during the aforesaid period. On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-US$ exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$ 1.00 = RMB 8.00. The Company translates its China subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date (on September 30, 2007, the prevailing exchange rate of the U.S. dollar against the RMB was US$ 1.00 = RMB 7.5108), and the statement of operations is translated at the average rates over each month during the reporting period. Equity items are translated at historical exchange rates. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the statement of operations and comprehensive income.

Revenue Recognition – The Company recognizes sales of its products in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”. Sales represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title.

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

Advertising – The Company expenses all advertising costs as incurred.

Research and Development – Research and development costs are charged to expense as incurred.

Operating Leases – Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are expensed on the straight-line basis over the period of the relevant lease contracts.

Net Loss Per Common Share – Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of September 30, 2007, potentially dilutive securities aggregated 65,621,103 shares of common stock.

Comprehensive (Loss) Income – The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Income Taxes – The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

Cash and Cash Equivalents – Highly liquid investments with a maturity of three months or less at the time of acquisition are considered to be cash equivalents.

Inventories – Inventories are stated at the lower of cost, determined on a weighted average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

As of December 31, 2006, there were $48,039 in finished goods exceeding their quality guarantee period, and we accrued impairment allowance for these inventories. These inventories were sold out with a price lower than their manufactural cost in September 2007. Management believes that there was no obsolete inventory as of September 30, 2007.

Property, Plant and Equipment – Property, plant and equipment are stated at cost. Major expenditures for betterments and renewals are capitalized while ordinary repairs and maintenance costs are expensed as incurred. Depreciation and amortization is provided using the straight-line method over the estimated useful life of the assets after taking into account the estimated residual value. The estimated useful life of property, plant and equipment are as follows:

Buildings	20-35 years
Machinery and equipment	4-12 years
Automobiles	8 years
Office equipment	5 years
Computer software	3 years

Construction in progress represents factory and office buildings under construction. The Company capitalizes interest during the construction phase of qualifying assets in accordance with SFAS No. 34, “Capitalization of Interest Cost”. No interest was capitalized during nine months ended September 30, 2007 and 2006.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The Company has determined that there was no impairment of long-lived assets as of September 30, 2007.

Financial Instruments and Fair Value – The Company accounts for financial instruments under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative financial instruments be recognized in the consolidated financial statements and maintained at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

The carrying amounts for cash and cash equivalents, accounts receivable, other receivables, deposits and prepayments, short-term borrowings, accounts payable, other payables and accruals approximate their fair values because of the short maturity of those instruments.

Stock Issued for Compensation and Financing – Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment,” (“SFAS No.123(R)”) which revises SFAS No.123 and supersedes APB 25. SFAS No.123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line attribution method under SFAS No. 123(R). However SFAS No. 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No.123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Related Parties – Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party, or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

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

As of September 30, 2007 and December 31, 2006, the balance of accounts receivable was $441,583 and $929,446, net of bad debt provision of $269,546 and $258,667, respectively.

4.	Inventories

Inventories consisted of the following as of September 30, 2007 and December 31, 2006:

Item	September 30, 2007	December 31, 2006
Raw materials	$630,798	$439,397
Finished goods	65,469	101,271
Others	-	672
Total	$696,267	$541,340

As of December 31, 2006, there was $48,039 in finished goods that exceeded their quality guarantee period, and we accrued impairment allowance for these inventories. The balance of finished goods as of December 31, 2006 in this table is a net balance after offsetting the allowance. These inventories were sold at a price lower than our cost of production in September 2007. There was no additional impaired inventory incurred for the nine months ended September 30, 2007.

5.	Prepaid expenses

Prepaid expenses consisted of the following as of September 30, 2007 and December 31, 2006:

Item	September 30, 2007	December 31, 2006
Prepaid stock-based compensation to consultants(1)	$89,468	$256,800
Prepaid charges relating to urea entrepot trade(2)	-	30,097
Others	13,354	15,110
Total	$102,822	$302,007

(1) Prepaid stock-based compensation to consultants

The balance $89,468 of prepaid stock-based compensation on September 30, 2007 related to stock and warrants issued to two consultants, Fisher Capital Partners Limited (“Fisher Capital”) and First Trust Group Inc. (“First Trust”), which was treated in accordance with EITF Issue No. 96-18.

Pursuant to an investor relations and international sales and distribution agreement with Fisher Capital dated August 7, 2006, we issued 1.8 million shares of our common stock to the consultant as partial compensation on October 10, 2006. We evaluated the fair value of the stock based on the closing price of our common stock on the issuance date, and amortized for the valid period of the agreement, which had been terminative on August 1, 2007.

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

The total gross amount of property, plant and equipment was $1,910,725 and $1,766,506 as of September 30, 2007 and December 31, 2006, respectively. The increase of $144,219 is mainly due to the upgrade of our Kiwa Shandong facility and appreciation of RMB against US dollar.

Depreciation expense was $104,173 and $87,120 for the nine months ended September 30, 2007 and 2006, respectively.

All of our property, plant and equipment have been used as collateral to secure the 6% Notes. (See Note 14 below.)

7.	Intangible Assets

The Company’s intangible assets as of September 30, 2007, consisted of the following:

	Expected Amortization Period started on the purchase date of August 1, 2004	Gross carrying value	Accumulated amortization	Net value at September 30, 2007
Patent	8.5 years	$480,411	$176,729	$303,682

The following table presents future expected amortization expense related to the patent:

Future expected amortization	Amount
2007	$14,130
2008	56,519
2009	56,519
2010	56,519
2011	56,519
Thereafter	$60,529

This patent is currently collateral securing the 6% Notes. (See Note 14 below.)

8.	Deferred Financing Costs

The financing costs relating to the 6% Notes (see Note 14 below) were $246,000 in total, including a financing commission paid to an investment bank, legal service fees, insurance premium and other related costs. The costs are being amortized over the three-year term of the 6% Notes. The balance as of September 30, 2007 was $150,293.

9.	Deposit to Purchase Proprietary Technology

The balance $126,443 as of September 30, 2007, is partial payment of the first installment of the transfer fee of anti-viral Aerosol technology pursuant to a Technology Transfer Agreement dated May 8, 2006. (See Note 18 below.)

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at September 30, 2007 and December 31, 2006:

Item	September 30, 2007	December 31, 2006
Consulting and professional payables	$418,521	$419,835
Payables to material suppliers	340,957	99,263
Salary payable	164,140	71,793
Interest payable	156,563	80,775
Payables to Kiwa & CAU R&D center	126,485	25,612
Insurance payable	93,733	89,290
Credit card balance	79,087	69,554
Office rental payable	78,738	54,926
Payables to equipment suppliers	49,027	14,222
Advances from customers	48,397	7,359
Rebates payable to customers	-	40,651
Others	76,980	10,699
Total	$1,632,627	$983,980

11.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of our bio-fertilizer facility and recent facility upgrade in Shandong.

12.	Related Party Transactions

Amounts due to related parties consisted of the following as of September 30, 2007 and December 31, 2006:

Item	Notes	September 30, 2007	December 31, 2006
(1) Non-trade transactions:
Mr. Wei Li (“Mr. Li”)	(i)	$415,010	$32,398
Discount of fair value of warrants issued to Mr. Li		(60,555)	-
China Star Investment Management Co., Ltd. (“China Star”)	(ii)	169,983	464,408
(2) Trade transaction
UPB International Sourcing Limited (“UPB”)	(iii)	70,000	-
Total		$524,438	$496,806

 (i) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances

As of September 30, 2007, the balance of $365,350 due to Mr. Li primarily consisted of operating expenses that Mr. Li paid on behalf of the Company. During the nine months ended September 30, 2007, Mr. Li advanced an additional $436,119 to the Company, and was repaid $103,167. Mr. Li agreed that the Company may repay the balance aperiodically when the Company’s cash flow circumstances permit.

The Company has also granted detachable warrants to Mr. Li to purchase an aggregate of 220,886 and 1,069,615 shares of common stock relating to two advances to the Company in June and September 2007, which exercise price was the closing price $0.1055 and $0.08 on the grant dates, respectively. The fair value of these warrants was $15,172 and 60,742, respectively.

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

The balance due to China Star was $149,643 and $464,408 as of September 30, 2007 and December 31, 2006, respectively. In the nine months ended September 30, 2007, the Company had repaid $314,765 to China Star. China Star agreed that the Company could repay the balance aperiodically when the Company’s cash flow circumstances permit.

(iii) UPB :issuance of Letter of Credit on behalf of Kiwa BVI

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

13. Unsecured Loans Payable

The balance of unsecured loans payable as of September 30, 2007 and December 31, 2006 was $1,531,129 and $1,472,717, respectively. The difference of $58,412 was due to the different exchange rates prevailing at the two dates. Unsecured loans payable consisted of the following at September 30, 2007 and December 31, 2006:

Item	September 30, 2007	December 31, 2006
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,198,274	$1,152,561
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	332,854	320,156
Total	$1,531,129	$1,472,717

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

The conversion price of the 6% Notes is based on a 40% discount to the average of the trading price of the Company’s common stock on the OTC Bulletin Board. The conversion price is also adjusted for certain subsequent issuances of equity securities of the Company at prices below the conversion price then in effect. The 6% Notes contain a volume limitation that prohibits the holder from converting further 6% Notes if doing so would cause the holder and its affiliates to hold more than 4.99% of the Company’s outstanding common stock. In addition, each holder of 6% Notes agrees that they may not convert more than their pro-rata share (based on the original principal amount) of the greater of the $120,000 principal amount of 6% Notes per calendar month or the average daily dollar volume calculated during the 10 business days prior to a conversion, per conversion.

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

To enable reservation of a sufficient amount of authorized shares that may be issued pursuant to conversion of the 6% Notes and exercise of the Warrants, the Company was required by the Purchase Agreement to amend its Certificate of Incorporation to increase the number of authorized shares of common stock. On September 12, 2006, the shareholders of the Company approved an amendment to out certificate of incorporation increasing the number of authorized shares of common stock, from 100,000,000 shares to 200,000,000 shares. The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the 6% Notes per month plus accrued and unpaid interest on the 6% Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants.

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

As of September 30, 2007, the Purchasers of the 6% Notes have converted $329,438 of the principal and $47,809 of the interest into 4,983,475 shares in total of our common stock, of which $245,400 of the principal and $47,809 of the interest were converted into 4,290,032 shares during the nine months ended September 30, 2007. As of September 30, 2007, the balance of principal of the 6% Notes was $2,120,562 and the net book value after discount of warrants was $1,162,250.

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

During the nine months ended September 30, 2007, the Company issued 4,290,032 shares of common stock pursuant to conversions of our 6% Notes.

(c) Options

There was no amendment to our 2004 Stock Incentive Plan nor any stock options granted under it during the first three quarters of 2007. As of September 30, 2007, 1,410,007 options remain available under the Plan for future grants.

16.	Stock-based Compensation

On December 13, 2006, we granted options for 2,000,000 shares of common stock under our 2004 Stock Incentive Plan. However four employees who were granted an aggregate of 362,100 options resigned or were dismissed as of September 30, 2007 before any of their options were vested. Pursuant to the terms of the Plan and the options grants, these options are returned to the available option pool under the Plan. As of September 30, 2007, 1,637,900 options are issued and outstanding under the Plan, of which 787,700 are held by executive officers and 153,900 are held by a director.

The Company adopted SFAS 123R for the fiscal year 2006 and going forward. The fair value of the options granted at the grant date was determined pursuant to the Black-Scholes option pricing model. The calculated fair value is expensed over the applicable vesting periods, using the straight-line attribution method.

17.	Segment Reporting

Our business includes two market segments - bio-fertilizer, bio-enhanced feed. We no longer engaged in urea entrepot trade since the second quarter of 2007 thus this segment was regarded as a discontinued operation. Management believes that the following table highlights relevant information to the chief operation decision makers for measuring business performances and financing needs and preparing the corporate budget and other items. Expenses and finance activities that relate to our overall business are recorded under the heading “Corporate”. As most of the Company’s customers are located in China, no geographical segment information is presented.

Item	Bio-fertilizer	Livestock Feed	Corporate(1)	Total
Quarter ended September 30, 2007
Net sales	106,538	2,851,434	-	2,957,972
Gross profit	63,552	175,708	-	239,260
Operating expenses	104,725	97,221	448,393	650,339
Operating profit (loss)	(41,173)	78,487	(448,393)	(411,079)
Interest income (expense)	(8,886)	7	(162,864)	(171,743)
Minority interest in subsidiary	-	(15,699)	-	(15,699)
Net income (loss)	(50,059)	62,795	(611,257)	(598,521)

Total assets as of September 30, 2007	2,277,332	905,593	375,607	3,558,532

Quarter ended September 30, 2006
Net sales	17,381	888,687	-	906,068
Gross profit	6,333	46,850	-	53,183
Operating expenses	216,676	46,188	355,679	618,543
Operating profit (loss)	(210,343)	662	(355,679)	(565,360)
Interest income (expense)	(532)	7	(70,259)	(70,784)
Minority interest in subsidiary	-	(134)	-	(134)
Net income (loss)	(210,593)	803	(426,488)	(636,278)

Total assets as of September 30, 2006	2,360,253	495,664	798,768	3,654,685

(1)	The Beijing Representative Office of Kiwa Shandong fulfils part of our corporate managerial function. Most of its expenses relating to this function were categorized under the corporate heading.

18.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

The Company leased an office in Beijing under an operating lease since May 2005 with an aggregate monthly lease payment of approximately RMB 40,767 (US$5,353) and the lease was terminated with the consent of both the lessor and the Company on July 14, 2007. The Company has leased a new office in Beijing from July 15, 2007. The operating lease agreement will expire at January 14, 2009. The monthly rental payment for the new office is RMB 82,322 ($10,960).

The Company has leased an office in the United States under a commercial lease agreement since July 2005 with an aggregate monthly lease payment of $983. The lease will expire in June 2008.

The Company has entered into an agreement with Challenge Feed to lease the following facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area of approximately 2,500 square meters.; (3) a concentrated feed product line for fowl and livestock; and (4) two workshops with floor area approximately 1,200 square meters. The total monthly rental is RMB 50,000 ($6,657).

Lease commitments under the foregoing lease agreements are as follows:

Fiscal year	Amount
2007	$55,527
2008	216,211
2009	58,004
Total	$329,742

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

As of October 24, 2007, the Company entered into three-way agreements with Mr. Wei Li and certain creditors of Mr. Li, pursuant to which the Company issued an aggregate of 3,000,000 shares of its common stock to these creditors for and aggregate consideration of $225,300. The consideration was paid as follows: These creditors cancelled debt owed to them by Mr. Li in the aggregate amount of $225,300. In consideration, Mr. Li cancelled debt owed to him by the Company in the same amount ($225,300).

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007, contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007, involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Bio-fertilizer

We have developed a number of bio-fertilizer and other products for plants and are developing more. In 2002, Kiwa BVI chartered Kiwa Shandong, a wholly-owned subsidiary organized under the laws of China, as its offshore fertilizer manufacturing base to capitalize on low-cost, high-quality manufacturing advantages available in China. In October 2003, Kiwa Shandong completed the first phase of construction of its manufacturing facility in Shandong Province, China. In November 2003, Kiwa Shandong began shipping its first bio-fertilizer product to the agricultural market in China. During September 2007, Kiwa Shandong has completed first stage of planned upgrading, including building and equipping a fertilizer production line, and installing fermentation equipment for Bacillus.

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

Going Concern

See section subtitled “Going Concern” in Note 1 under Item 1.

Major Customers and Suppliers

Bio-fertilizer products

Three customers accounted for 38.5%, 14.8% and 14.8% of our net sales for the three months ended September 30, 2007, respectively. No other single customer accounted for more than 5.5% of our revenues. Three customers accounted for 52.7%, 11.3% and 10.1% of our net sales for the three months ended September 30, 2006.

Three customers accounted for 30.1%, 20.8% and 13.9%, respectively, of our net sales for the nine months ended September 30, 2007. Two customers accounted for 21.8% and 17.4% respectively, of our net sales for the nine months ended September 30, 2006.

Three suppliers accounted for 43.6%, 28.1% and 9.0% of our net purchases for the three months ended September 30, 2007, respectively. Three suppliers accounted for 20.8%, 17.3%, and 14.1% of our purchases of raw materials for the three months ended September 30, 2006.

Three suppliers accounted for 33%, 14% and 10%, respectively, of our purchases of raw materials for the nine months ended September 30, 2007. Four suppliers accounted for 18.5%, 17.7%, 13.9 and 11.3%, respectively, of our purchases of raw materials for the nine months ended September 30, 2006.

Bio-enhanced feed

Five customers accounted for 6.9%, 6.9%, 6.3%, 6.3% and 6.3% of our net sales for the three months ended September 30, 2007. No other single customer accounted for more than 6% of our net sales. For the two months ended September 30, 2006 since Kiwa Tianjin’s operation began, three customers accounted for 16.6%, 6.4% and 6.2%, respectively, of our net sales.

Four customers accounted for 11%, 6%, 5% and 5% of our net sales during the nine months ended September 2007. No other single customers accounted for 4% of our revenue.

Three suppliers accounted for 10.7%, 10.0% and 7.5% of our net purchases for the three months ended September 30, 2007, respectively. No other single supplier accounted for more than 6%. For the two months ended September 30, 2006 since Kiwa Tianjin’s operation began, three suppliers accounted for 59.6%% and 15.5%, of our purchases of raw materials. The largest supplier is Challenge Feed, our joint venture partner in Kiwa Tianjin, from which we purchased both raw materials and finished goods.

Three suppliers accounted for 8.9%, 8.8% and 8.7% respectively, of our purchases of raw materials for the nine months ended September 30, 2007.

Results of Operations for Three Months and Nine Months Ended September 30, 2007 and 2006

Net Sales

Net sales were $2,957,972 and $6,214,712 for the three and nine months ended September 30, 2007, respectively. The contribution of each segment and comparison with the same periods of 2006 is shown as follows:

	Three months ended Sepember 30,				Nine months ended Sepember 30,
	2007	2006	Increase	%	2007	2006	Increase	%
Bio-fertilizer:
Net sales	$106,538	17,381	89,157	513.0%	$135,712	41,755	93,957	225.0%
Quantity (Tons)	91	55	36	65.9%	133	101	32	31.9%
Average price (i)	$1,168	316			$1,019	413

Bio-enhanced feed:
Net sales	$2,851,434	888,687	1,962,747	220.9%	$6,079,000	888,687	5,190,313	584.0%
Quantity (Tons)	7,550	3,157	4,393	139.2%	20,561	3,157	17,405	551.4%
Average price (ii)	$378	282			$296	282

Total net sales	$2,957,972	906,068	2,051,904	226.5%	$6,214,712	930,442	5,284,270	567.9%

(i) The significant increase of average price of bio-fertilizer in both periods is resulted from the difference of featured products. In 2006 we sold mainly low-end products while medium-to-high-end products in 2007, together with our adjustment of market-positioning strategy. Thus the increase of net sales for the three and nine months ended September 30, 2007 is much higher than that of quantity.
(ii) The average price of bio-enhanced feeds has been increasing with the rising of raw material price in China in the past few years. More importantly, we sold over 2,000 tons of fish feeds in the third quarter of 2007 but only 120 tons in the same period of 2006, whose price is relative higher.

Cost of Sales

Costs of sales were $2,718,712 and $852,885 for the three months ended September 30, 2007 and 2006, respectively. The increase in cost of sales of $1,865,827 (2.2 fold) was primarily due to the rapid increase of sales.

Costs of sales were $5,763,387 and $872,840 for the nine months ended September 30, 2007 and 2006, respectively, representing a 5.60 fold increase. The reason of the significant increase in costs of sales is mainly due to the expansion of our business scope.

Gross Profit

Gross profit was $239,260 for the three months ended September 30, 2007, representing an average profit margin of 8.1%. The profit margin for bio-fertilizer and bio-enhanced feed was 60.0% and 6.2%, respectively. Gross profit was $53,183 for the three months ended September 30, 2006, reflecting a profit margin of 5.9%.

Gross profit margin for bio-fertilizer for the third quarter was 34.4% excluding sales from disposal of certain products that had exceeded their quality guarantee period. These products were sold for an aggregate price of $41,033, which is lower than our cost ($50,575), and for which we had accrued impairment provisions during the third quarter of 2006.

Gross profit for the nine months ended September 30, 2007 and 2006 was $451,325 and $57,602 respectively, representing gross profit margins of 7.3% and 6.2%, respectively.

Consulting and Professional Fees

Consulting and professional fees were $161,241 and $244,566 for the three months ended September 30, 2007 and 2006, respectively, representing a decrease of $83,325 or 34%. The decrease was primarily attributable to relatively high costs in investor relation fees and costs occurred in connection with financing in the third quarter of 2006.

Consulting and professional fees were $618,380 and $532,880 for the nine months ended September 30, 2007 and 2006 respectively. The $85,500 or 16% increase was primarily attributable to an investor relation consulting arrangement for one year beginning August 2006, among which one-third expenses recognized in 2006 and two-thirds in 2007.

Officers’ Compensation

Officers’ compensation increased by $10,430, or 22%, to $58,811 for the three months ended September 30, 2007, as compared to $48,381 for the three months ended September 30, 2006. Officers’ compensation was $213,280 and $163,451 respectively for the nine months ended September 30, 2007 and 2006, representing an increase of $49,829 or 30.5%. The increase for both periods is primarily due to amortization of fair value of stock options granted to officers

General and Administrative

General and administrative expense was $275,532 for the three months ended September 30, 2007, as compared to $167,473 for the same period of 2006, reflecting an increase of $108,059 or 64%. General and administrative expense was $651,055 for the nine months ended September 30, 2007, as compared to $329,380 for the same period of 2006, an increase of $321,675 or 98%. The changes in both periods are primarily a result of operation of the new segment of bio-enhanced feed, increased travelling expenses and employee compensation.

Selling Expenses

During the three months ended September 30, 2007, selling expenses were $77,650, a $37,517 or 93% increase over $40,133, the amount of selling expenses for the three months ended September 30, 2006. Selling expenses for the nine months ended September 30, 2007 and 2006 were $284,916 and $46,611 respectively, reflecting a 5.1-fold or $238,305 increase. The increase in both periods was due to expansion of sales volume of both bio-enhanced feed and bio-fertilizer.

Research and Development

Research and development expenses decreased $4,960 or 11% to $41,931 for the three months ended September 30, 2007, as compared to $46,891 for the three months ended September 30, 2006. It was $134,730 and $63,253 for the first nine months of 2007 and 2006 respectively, representing an increase of $71,477 or 113%. The increase for the nine-month periods is mainly due to fixed operation fees of Kiwa-CAU Bio-Tech Research & Development Center beginning in July 2006, which amounted to RMB 250,000 (approximately $33,285) per quarter.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation included in cost of production and deprecation of research equipment, increased $12,174, or 53%, to $35,234 for the three months ended September 30, 2007, as compared to $23,060 for the three months ended September 30, 2006. Depreciation and amortization for the nine months ended September 30, 2007 and 2006 were $96,098 and $93,291 respectively, representing a $2,807 or 3% increase. The reason for the increased depreciation and amortization is partially due to the purchase of new fixed assets during current period.

Interest Expenses

Interest expense increased $100,959 or 142% to $171,743 for the three months ended September 30, 2007, as compared to interest expense of $70,784 for the three months ended September 30, 2006. Interest expense was $573,647 and $120,635 for the nine months ended September 30 of 2007 and 2006, representing a $453,012 or 376% increase. Major reasons for the changes include the increase of loan interest mainly accrued for the 6% Notes since June 2007, and the amortization of the fair value of warrants relating to the 6% Notes (see Note 14 above in Item I).

Net Loss

Net loss decreased by $37,757 or 6% to $598,521 (including non-cash expenses of $322,023) for the three months ended September 30, 2007, as compared to $636,278 for the three months ended September 30, 2006. This decrease resulted from the following factors: (1) a significant increase in gross profit of $186,077; (2) a increase in operating expenses of $31,796; (3) an increase in interest expenses of $100,959; and (4) a $15,699 of profit shared with a minority shareholder in a subsidiary in 2007 and was only $134 in 2006.

Net loss increased $1,201,500 or 89% to $2,544,672 (including non-cash expenses of $1,133,338) for the nine months ended September 30, 2007, as compared to $1,343,171 for the nine months ended September 30, 2006. This increase resulted from the following factors: (1) increase in gross profit of $393,723; (2) increase in operating expenses of $719,059; (3) increase in interest expenses of $453,012; (4) there was $8,778 of profit shared with a minority shareholder in subsidiary in 2007 and $134 in 2006; and (5) we recognized $414,509 expenses in connection with urea entrepot trade during the second quarter of 2007.

Comprehensive Loss

Comprehensive loss decreased by $17,945, or 2%, to $606,174 for the three months ended September 30, 2007, as compared to $624,119 for the comparable period of 2006. The reasons for the decrease in comprehensive loss in the current period as compared to the comparable period in 2006 primarily include: (1) gross profit increased by $186,077; (2) all expenses including operation expenses and interest increased by $132,755; and (3) currency translation adjustments decreased by $19,812 as compared to the prior period.

Comprehensive loss increased by $1,264,091, or 96.1%, to $2,578,906 for the nine months ended September 30, 2007, as compared to $1,314,815 for the comparable period of 2006. The reasons for the increase in comprehensive loss in the current period as compared to the comparable period in 2006 primarily include: (1) gross profit increased by $393,723; (2) all expenses including operation expenses and interest increased by $1,172,071; (3) $414,509 expenses in connection with urea entrepot trade were recognized during the second quarter of 2007; and (4) currency translation adjustments decreased by $62,590 for the nine months ended September 2007 as compared to the prior period.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. This trend is expected to continue.

As of September 30, 2007, our current liabilities exceeded current assets by $1,111,809, reflecting a current ratio of 0.55:1, compared to net working capital of $474,837, reflecting a current ratio of 1.26:1 as of December 31, 2006.

As of September 30, 2007 and December 31, 2006, we had cash of $49,752 and $498,103, respectively. The $448,351 decrease is explained below.

During the nine months ended September 30, 2007, our operations used cash of $278,395 as compared to $1,331,734 used in operations for the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, we utilized $203,768 for the purchase of property and equipment and repayment of construction costs payable, as compared to $9,144 during the nine months ended September 30, 2006. We also used $126,443 to acquire intangible assets during the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, net cash inflow for financing activities was $13,560, including advances of $436,119 from related parties, the repayment $417,932 to related parties and also repayment of $4,627 of long-term borrowings. During the nine months ended September 30, 2006, we generated $1,585,253 from financing activities, consisting of the proceeds from issuance of common stock of $754,416, issuance of the long-term convertible notes of $1,592,500 and several advances from related parties of $106,318, offset by repayments of amounts due to related parties of $553,942, repayment of convertible notes payable of $307,135 and $6,904 of other long-term borrowings.

As of September 30, 2007, we had an accumulated deficit of $10,311,326, of which $7,766,654 was incurred from inception to December 31, 2006 and $2,544,672 (including non-cash expenses of $1,133,338) was incurred during nine months ended September 30, 2007. We do not anticipate generating sufficient positive operating cash inflow to fund our planned operations.

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

Off-Balance Sheet Arrangements

At September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3 CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2007 as we implement our Sarbanes Oxley testing methodologies.

PART ΙΙ OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not currently involved in any material pending legal proceedings.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued detachable warrants to Mr. Li to purchase the aggregate of 1,069,615 shares of common stock of the Company, in connection with the advance agreement with Mr. Li dated September 10, 2007, under which Mr. Li advanced $213,923 to the Company (as more fully described in Note 12 to the Condensed Consolidated Financial Statements in Item 1 under Part I). This issuance was an unregistered sale of equity securities under the Securities Act. In issuing the warrants, the Company relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act for its exemption from the registration requirements of the Securities Act.

As of October 24, 2007, the Company issued 3,000,000 unregistered shares of its common stock for an aggregate consideration of $225,300 to two Chinese citizens. The consideration to the company consisted of the retirement of debt owed by the Company to Mr. Li in a three-way transaction in which the Chinese citizens retired debt owed to them by Mr. Li in the same amount. (For more details, see Note 19 in Item 1 and the Company’s 8-K filed on October 29, 2007.) The shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Description of Exhibits

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23, 2004	3.1

3.2	Bylaws, effective as of July 22, 2004.	Form 8-K filed on July 23, 2004	3.2

3.3	Certificate of Amendment to Certificate of Incorporation, effective as of September 27, 2006.	Form 10-QSB filed on November 15, 2006	3.3

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

10.58	Consulting Agreement dated April 9, 2007, between Kiwa Bio-Tech Products Group Corporation and First Trust Group, Inc.	Form 10-QSB filed on May 14, 2007	10.58

10.59	Termination of Agreement dated July 15, 2007 between Kiwa Bio-Tech Products Group Ltd. and China Hua Yang Roneo Corporation	Form 10-QSB filed on August 14, 2007	10.59

10.60	Termination of Agreement dated July 18, 2007 between Kiwa Bio-Tech Products Group Ltd. and Shengkui Technologies Inc.	Form 10-QSB filed on August 14, 2007	10.60

10.61	Termination of Agreement dated July 22, 2007 between Kiwa Bio-Tech Products Group Ltd. and UPB International Sourcing Limited	Form 10-QSB filed on August 14, 2007	10.61

10.62	Advance agreement with Wei Li dated June 30, 2007	Filed herewith.

10.63	Advance agreement with Wei Li dated September 10, 2007	Filed herewith.

10.64	Stock Purchase Agreement between the Company, Mr. Li and the Investors named therein dated October 24, 2007	Form 8-K filed on October 29, 2007	10.1

10.65	Stock Purchase Agreement between the Company, Mr. Li and the Investors named therein dated October 24, 2007.	Form 8-K filed on October 29, 2007	10.2

21	List of Subsidiaries	Form 10-KSB filed on April 2, 2007

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li	November 7, 2007	Chief Executive Officer and Chairman of the Board of Directors
Wei Li		(Principal Executive Officer)

/s/ Lian Jun Luo	November 7, 2007	Chief Financial Officer and Director
Lian Jun Luo		(Principal Financial Officer and Principal Accounting Officer)