Form 10KSB
period 2007-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2008-03-26
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no such disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant’s revenues for its fiscal year ended December 31, 2007 were $9,129,779.

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of March 24, 2008 was approximately $7,597,848.

The number of shares of registrant’s common stock outstanding as of March 24, 2008 was 87,448,642.
Transitional Small Business Disclosure Format: YES ☐ NO ☒

PART I

ITEM 1 BUSINESS

The Company

References herein to “we”, “us”, “our Company”, “the Company” or “Kiwa” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned and majority-owned subsidiaries unless the context specifically states or implies otherwise.

We are the result of a share exchange transaction completed in March 2004 between the shareholders of Kiwa Bio-Tech Products Group Ltd. (“Kiwa BVI”), a company originally organized under the laws of the British Virgin Islands on June 5, 2002, and Tintic Gold Mining Company (“Tintic”), a corporation originally incorporated in the state of Utah on June 14, 1933 to perform mining operations in Utah. The share exchange resulted in a change of control of Tintic, with former Kiwa BVI stockholders owning approximately 89% of Tintic on a fully diluted basis and Kiwa BVI surviving as a wholly-owned subsidiary of Tintic. Subsequent to the share exchange transaction, Tintic changed its name to Kiwa Bio-Tech Products Group Corporation. On July 21, 2004, we completed our reincorporation in the State of Delaware.

We have established two subsidiaries in China: (1) Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) in 2002 and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006. The following chart summarizes our organizational and ownership structure.

We develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture. Our main product groups are bio-fertilizer, biologically enhanced livestock feed, and animal drugs and disinfectants. Our products are designed to provide safe and environment-friendly inputs for agricultural industry to solve important food safety and environment pollution problems and to enhance the quality of human life by increasing the value, quality and productivity of farm outputs and decreasing the negative environmental impact of chemicals and other wastes.

Bio-fertilizer

We have developed a number of bio-fertilizer and other products for plants and are developing more. In 2002, Kiwa BVI chartered Kiwa Shandong, a wholly-owned subsidiary organized under the laws of PRC, as its offshore fertilizer manufacturing base to capitalize on low cost, high quality manufacturing advantages available in China. In October 2003, Kiwa Shandong completed the first phase of construction of its manufacturing facility in Shandong Province, China. In November 2003, Kiwa Shandong began shipping its first bio-fertilizer product to the agricultural market in China. Since then, we have been devoting ourselves to expand our market share and further upgrade our facility.

Bio-enhanced Feed

On July 11, 2006, we entered into a joint venture with Tianjin Challenge Feed Co., Ltd. (“Challenge Feed”) to engage in the developing, manufacturing and marketing of biologically enhanced feed for livestock. The joint venture is through Kiwa Tianjin, our 80% subsidiary formed under the laws of PRC. Pursuant to the joint venture agreement between the Company and Challenge Feed, we invested $480,000 in cash for our 80% equity share of Kiwa Tianjin and Challenge Feed invested machinery and equipment used in one of Kiwa Tianjin’s two bio-enhanced feed production lines with an agreed value of $120,000 for the remaining 20% equity. We also lease another production line from Challenge Feed. With these two production lines, Kiwa Tianjin’s total annual production capacity is approximately 40,000 metric tons of concentrated and supportive feeds.

AF-01 Anti-viral Aerosol

On May 8, 2006 we entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co., Ltd. (“JKB”), which will become fully effective when we have finished paying the first installment of consideration according to the payment schedule in the contract. Pursuant to the agreement, JKB agreed to transfer its AF-01 anti-viral aerosol technology for veterinary medicine applications to the Company. The AF-01 anti-viral aerosol technology is a broad-spectrum antiviral agent with potent inhibitory and/or viricidal effects on a variety of RNA viruses found in animals and fowls such as bird flu. We acquired the exclusive production right and other related rights to produce an anti-viral aerosol veterinary drug. Our hope is to develop a commercialized product in the form of a spray for applying in fowl houses and other animal holding facilities to prevent and cure virus-caused diseases.

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

Such procedures are subject to Regulations on Administration of Veterinary Drugs promulgated by Decree No. 404 of the State Council of China on April 9, 2004, Measures for Registering of Veterinary Drugs and Measures for Administration of Approval Number of Veterinary Drug Products promulgated by Decree No. 44 and No. 45 respectively of the PRC Ministry of Agriculture on November 24, 2004, and other applicable rules and regulations of China.

On December 18, 2007, the Company signed a Letter of Intent with Shijiazhuang Huaxing Animal Medicine Co., Ltd. (“Huaxing”). Both parties agreed that Kiwa will invest in Huaxing and transform it to a Sino-foreign joint-venture company through expansion of Huaxing's capital. Kiwa will control a majority of the new joint-venture's equity. Up to now, we have finished the due diligence and asset appraisal of Huaxing.

Pursuant to the Technology Transfer Agreement, JKB will exclusively supply to us the raw material medicine for AF-01 anti-viral aerosol, which must have an index of 200,000 zymolysis units per milliliter. There is no alternative supplier if JKB fails to perform its supply obligations on the contract.

Strategies

With the world’s largest population to feed, China’s demand for agricultural products is immense. Problems with pollution and soil contamination have increased pressure on the Chinese government to conserve land and enhance environmental protection. Serious diseases such as H5N1 avian flu are spreading around the world and have threatened animal husbandry. More critically, such diseases have threatened the health and safety of humans through possible bird to human and human to human transmission. China thus faces an urgent need to improve unit land yield, prevent and treat such diseases, and reduce pollution. We plan to address this need through the development of our ag-biotech inputs which may resolve many of these problems in environmentally friendly ways. To exploit this opportunity, our core strategies are as follows:

•	Build a platform for world-class biotechnological research and development results to be commercialized into products for applications in agriculture;

•	Invest in mature technologies that will not require large amounts of research expense to develop into commercial products;

•	Utilize proprietary technology to supply ag-biotech inputs to the market at lower cost than our competitors;

•	Constructing or acquiring new production facilities, improving established facilities; to improve our manufacturing capability in China;

•	Building and strengthening our “KIWA” brand so as to become one of the leading companies in China’s “biological, safe and environment-friendly” agricultural inputs industry;

•	Establish strategic alliances for research and development, sales and distribution and customer acquisition with complimentary entities in the biological-agriculture industry; and

•	Enhance overall management systems, operational structure and corporate governance.

Our sales strategy involves utilizing both a direct sales force and distribution networks. Our distribution efforts are expected to include the following:

•
Choosing green food/organic-food planting bases or other demonstrative agricultural products producers, carrying out regional field tests, fanning out from a point to an area, cultivating market network;

•
Leveraging government, industrial organizations (such as “China Green Food Association”) to strengthen existing sales network in rural areas, thereby reach end-users in a more cost-effective manner; cut off selling expenses occurred during middle tiers of supply chain to boost end-user’s value;

•
Cooperating with special agricultural production materials distributors who also help farmers resell their products; focusing on large-to-medium size wholesalers of agricultural production materials at provincial and municipal levels;

•	Establishing a three-level distribution network consisting of a company-centralized sales office, prefectural representative offices and direct distributors in villages and towns; and

•	Leveraging existing sales channels and network of affiliates’ products to save costs of building the network from scratch.

Our targeted customers include major agricultural companies and growers that can realize significant financial benefits from using our products including:

•	Provide high value-added agricultural products (such as fruits, vegetables, meat, eggs that meet the requirements of green food/organic food) to Chinese agricultural products producers;

•	Agricultural products producers located in China who are exporting to Japan, Korea, Europe, US and other regional markets of the world;

•	Chinese agricultural products producers who have generated internal needs of ag-biotech inputs to solve the problems of soil-caused diseases, anti-biotic drug tolerance, leftover and others; and

•	“Green” or organic growers throughout the world.

Given the global trend of customers favoring environmentally safe green food and organically grown food, producers’ needs for higher yields and better quality and increasing pressure of treating and preventing such diseases as H5N1 avian flu, we also foresee strong market needs in other international markets including East Asia and Southeast Asia. We plan to explore these markets when the time is right.

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

Bio-fertilizer

We have developed six series of bio-fertilizer products with bacillus spp and/or photosynthetic bacteria as core ingredients. Bacillus spp is one species of bacteria that interacts with plants and promotes biological processes. It is highly effective for promoting plant growth, enhancing yield, improving quality and elevating resistances. Photosynthetic bacteria are a group of green and purple bacteria. Bacterial photosynthesis differs from green plant photosynthesis in that bacterial photosynthesis occurs in an anaerobic environment and does not produce oxygen. Photosynthetic bacteria can help enhance the photosynthetic capacity of green plants by increasing the utilization of sunlight. This helps keep the photosynthetic process at a vigorous level, enhance the capacity of plants to transform inorganic materials to organic products. It greatly boosts overall plant health and the productivity of agricultural products.

Our bacillus bacteria based fertilizers are protected by patents. On April 12, 2004, we entered into an agreement with China Agricultural University (“CAU”) to acquire from the university Chinese patent no. ZL 93101635.5 entitled “Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing”. The aggregate purchase consideration under the agreement was $480,411, of which $60,411 was paid in cash in 2004. For the balance of the consideration, we issued 1,000,000 shares of our common stock to CAU in September 2004, valued at $0.42 per share (aggregate value of $420,000)based on the market value on July 20, 2004, the date when the transfer of the patent was approved. Our photosynthetic bacteria based fertilizers are protected by trade secret.

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

We have obtained six fertilizer registration certificates from the Chinese government - five covering our bacillus bacteria fertilizer and one covering our photosynthetic bacteria fertilizer. Some of our products contain ingredients of both photosynthesis and bacillus bacteria. The five registration certificates are: (1) Microorganism Microbial Inoculum Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (2) Photosynthetic Bacteria Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (3) Amino Acid Foliar Fomular Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (4) Organic Fertilizer Registration Certificate issued by Agriculture Department of Shandong Province, (5) Water-run Fertilizer Registration Certificate issued by Agriculture Department of Shandong Province, and (6) Organic Matter-Decomposing Inoculants Registration Certificate issued by the PRC Ministry of Agriculture on February 16, 2008. Protected by these six Fertilizer Registration Certificates and five trademarks under the names of “KANGTAN” (Chinese translation name for Kiwa), “ZHIGUANGYOU”, “PUGUANGFU”, “JINWA” and “KANGGUAN”, we have developed six series of bio-fertilizer products with bacillus spp and/or photosynthetic bacteria as core ingredients.

We also obtained two fertilizer product licenses from the Vietnamese government in November 2006, one is used for leaf fertilizer and the other for organic fertilizer.

Bio-enhanced Feed

We have developed our own special concentrated and supportive feeds prescriptions, mainly for fowl, fish and pigs. We add distilled materials from animal blood, bacillus spp or other ingredients to standard livestock feed to improve quality and function. Our feed products can enhance digestion and inhibit disease in animals, in some circumstances functioning as a substitute for antibiotic additives. Currently we have different feed prescriptions for fowl, fish and swine at different growth stages.

 The total annual production capacity of Kiwa Tianjin is approximately 40,000 metric tons of concentrated and supportive feeds. During fiscal 2007, the actual sales volume of our bio-enhanced feed products was approximately 28,000 tons, which is about 70% of Kiwa Tianjin’s maximum production volume.

AF-01 Anti-viral Aerosol

AF-01 anti-viral aerosol is a broad-spectrum antiviral agent with potent inhibitory and/or viricidal effects on a variety of RNA viruses found in fowl and other animals, initially discovered and developed by the Institute of Medicinal Biotechnology, Chinese Academy of Medical Sciences (“IMB”). Pursuant to a related technical appraisal report certified by the PRC Ministry of Health, the current owners of technology rights are IMB and its medium test center, Jinan Kelongboao Bio-Tech Co., Ltd. (“JKB”). IMB designated JKB as its custodian to apply and dispose all rights of the AF-01 technology on IMB’s behalf. Pursuant to a technical appraisal report certified by the PRC Ministry of Health, no adverse effects have been found of this agent, and it is not irritating or erosive to the skin, mucous membrane or the eyes of the recipient animal after swallowing or inhalation.

On May 8, 2006 we entered into a Technology Transfer Agreement with JKB. Pursuant to the agreement, JKB agreed to transfer to us its AF-01 anti-viral aerosol technology for veterinary medicine applications. The AF-01 technology, which can be used to prevent and cure virus-caused diseases by aerosol spray, is recognized by a technological achievement appraisal certificate issued by relevant administration of the Chinese government. Under the agreement JKB will facilitate transferring of the technology by providing consulting services to us and to cooperate with us in the development of an animal drug product for the market.

We plan to develop a commercialized product in the form of spray for applying in hen houses and other animal holding facilities to prevent and cure virus-caused diseases. Before marketing this product, we must acquire statutory licenses in accordance with rules and regulations of the PRC government. See subsection entitled “The Company” under Business in Part I.

Kiwa-CAU Research and Development Center

In July 2006 we established a new research center with CAU through our subsidiary, Kiwa Shandong, which goes under the name, Kiwa-CAU Bio-Tech Research & Development Center (the “Kiwa-CAU R&D Center”). Pursuant to an agreement reached between CAU and Kiwa Shandong on November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $137,000) each year to fund research at Kiwa-CAU R&D Center. Under the above agreement, the Kiwa-CAU R&D Center is responsible for fulfilling the overall research-and-development functions of Kiwa Shandong, including: (1) development of new technologies and new products (which will be shared by Kiwa and CAU); (2) subsequent perfection of existing product-related technologies; and (3) training quality-control personnel and technicians and technical support for marketing activities.

During fiscal 2007, Kiwa-CAU R&D Center obtained forty-one strains observed to have the capability of boosting crop yield, dispelling chemical pesticide residual from soil. These strains could be used for not only developing new biological preparation but also environmental protection preparation. In 2007, Kiwa-CAU R&D Center has successfully developed two new products: microecological preparation against replanting obstacle and organic materiel maturity composts preparation, one of which has been granted a fertilizer registration certificate by Ministry of Agriculture of PRC and another one is still in the process of the examination. We finished preparation of three patent applications. We expect to start application procedures during the first quarter of 2008. We also trained 560 employees, skilled workers, customers and farmers.

Market Overview

 Modern agricultural practices largely rely on heavy use of chemical fertilizers, pesticides and veterinary drugs that can cause tremendous harm to the environment, soils and human health. Such practices have been under increasing public scrutiny across the world, leading to increased consumer demand for agricultural practices that are more environmentally friendly. China has only 9.26%① of the world’s arable land but needs to feed over 1.3② billion people, or approximately 22.9%③ of the world’s population. If the situation continues unchanged, the largest population in the world could potentially face severe food and water shortages and an increasingly polluted living environment. One solution to the environmental problem is to develop environmentally friendly fertilizer, veterinary drugs and animal feed.

China’s agricultural production has steadily increased for more than 20 years due to agricultural policy reform, improved agricultural technology and recent government support programs, including price supports, export incentives, direct payment and tax incentives. The following table shows the increase in output of major agriculture and aquatic products between 1949 and 2005:

Increases in Output of Major Agricultural Products

Variety (1,000 tons)	1949	1978	%	1999	%	2004	%	2005	%
Grain	113,180	304,770	169%	508,390	67%	469,472	-8%	481,022	3%
Cotton	444	2,167	388%	3,831	77%	6,324	65%	5,714	-10%
Oil-bearing crops	2,564	5,218	104%	26,012	399%	30,659	18%	30,771	0.4%
Sugar crops	2,833	23,818	741%	83,340	250%	95,707	15%	94,519	-1%
Flue-cured tobacco	43	1,052	2347%	2,185	108%	2,163	-1%	2,435	13%
Tea	41	268	554%	676	152%	835	24%	935	12%
Fruit	1,200	6,570	448%	62,376	849%	153,409	146%	161,201	5%
Meat	2,200	8,563	289%	59,609	596%	72,448	22%	77,431	7%
Aquatic products	450	4,660	936%	41,220	785%	49,018	19%	51,076	4%

Source: ERS-United States Department of Agriculture.

According to China: Agriculture in Transition , an official publication by the U.S. Department of Agriculture (USDA) in November, 2001, rapid growth in the nonagricultural economy will bring changes in agricultural production, including both the demand for and the supply of food in China. Rising incomes are clearly changing food consumption patterns. Demand for meat, fruits, vegetables, and other high-value commodities is rising rapidly. The per capita demand for staple food grains, such as wheat and rice, however, is not increasing as fast and may even be falling as consumers substitute higher-value foods for staple food grains. Growing urban incomes will continue to put forward pressure on the demand for processed and higher quality foods. As these changes in food consumption patterns are transmitted back to farmers in the forms of price changes, agricultural production patterns are shifting to cater to the rising demand for meat, fruits, vegetables, and other high-valued crops.

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

In response to the increasingly severe food safety, environment pollution, rural area stability and other challenges, the Chinese government attaches high importance to the problems of farmers, rural areas and agriculture. From January 1, 2006, the agricultural tax had been abolished. From 2004, the Central People’s Government of the PRC continuously issued “Number One Document” regarding rural areas of China. The latest “Number One Document” issued on January 30, 2008, contains wider-range of policies promoting sustainable development of agriculture, for example, promoting income level of billions of farmers, strengthening supervision of farm inputs and actively developing green-food and organic food. In April 2007, the State Council of the PRC promulgated the “‘Eleven-Five’ National Program on Boosting Food and Drug Safety”, calling for strengthening agricultural input quality and safety control; setting up demonstrational bases for agricultural products and food based on “recycling economy” model; speeding up building bases for Uncontaminated Food/Agricultural Products), GAP (Good Agricultural Practices), Green Food and Organic Food. In July 2007, the State Council of the PRC promulgated “Special Rules of the State Council on Strengthening the Supervision and Management of the Safety of Food and Other Products” requiring compliance of laws, administrative regulations and national compulsory standards for producers when using agricultural input; producers and dealers of export products must guarantee the compliance of importing country’s relevant standards or contractual standards; anyone getting out of the line will face severe punishment. These policies are in favor of our Company in the following three ways:

① Total area of world arable land is 1,404,130,000 hectares - as cited in “China Statistical Yearbook 2006” (http://www.stats.gov.cn). Total area of arable land of China is 130ô039ô200 hectares - as cited in “China Agricultural Yearbook 2005”.
② Calculated based on data in “China Statistical Yearbook 2006” from the website of National Bureau of Statistics of China: http://www.stats.gov.cn.
③ Calculated based on data in “China Statistical Yearbook 2006” from the website of National Bureau of Statistics of China: http://www.stats.gov.cn.

•	Government policy’s guiding direction is propitious to expedite more agricultural products’ producers to accept ag-biotech input in a quicker fashion;
•	Preferential policies in rural areas increase farmers’ income level, therefore they can afford to buy more of our products, thus increase our sales volume.
•	Resulting from certain changes in new policies’ procedures, we expect to receive stronger support from relevant industrial associations and government departments when promoting our products.

Bio-fertilizer Market

To increase the overall crop yield, farmers in China use vast amounts of chemical fertilizers. According to U.S. Department of Agriculture, the use of fertilizer in China rocketed from 10,863,000 tons in 1979 to 47,662,000 tons in 2005, underpinning a compound annual growth rate of 5.85%. Together with the continuous growth of total fertilizer consumption, the way that Chinese farmers apply fertilizer is also changing. From 1979 to 2005, the percentage of Nitrogenous fertilizer application to total amount of fertilizer consumption decreased gradually from 76% to 47%. In the meanwhile, the percentage of Phosphate fertilizer and Potash fertilizer increased steadily. Most importantly, in 1976, 100% of China’s fertilizer consumption was chemical fertilizer (including Nitrogenous fertilizer, Phosphate fertilizer and Potash fertilizer); while in 2005, the rate decreased to 73%. Other fertilizer, including bio-fertilizer has been gradually accepted by Chinese farmers. (Source: ERS-United States Department of Agriculture)

The excessive use of chemical fertilizer in China is also reflected by the China-to-U.S. rate of chemical fertilizer application. According to data quoted from U.S. Department of Agriculture, Chinese farmers applied 2.05 times the nitrogen fertilizer and 1.8 times the phosphate fertilizer than did their U.S. counterparts in 2005.

In August 2006, during the 10th National Soil Microbial Conference & 3rd National Microbial Fertilizer Production and Application Technology Conference experts from the Ministry of Agriculture of PRC pointed out that consumption of chemical fertilizer in China ranked first in the world, and the rate of utilization continued to decrease.

Use of chemical fertilizer in China is now higher than it has ever been, which has led to a series of severe problems including degradation of the soil structure, natural biodiversity and ecological system stability. Promoting the use of bio-fertilizer together with chemical fertilizer is one of the solutions to solve these problems.

In the U.S. and European countries, the amount of bio-fertilizer consumption in the agricultural production accounts for over 20% of the total amount of fertilizer consumption. The output increased at the speed of 10% to 20% each year. According to the statistics, total amount of bio-fertilizer production was 1.5 million tons, total sales volume about RMB4 billion Yuan in 2001, which counts for about 1% of total commercial fertilizer consumption. Analysis indicates that bio-fertilizer will possess about 10% of market share in 2010, which is forecasted to be about 14 million tons of market demands. Therefore, the market potential of bio-fertilizer is immense.

Our serial commercialized products, with bacillus and/or Photosynthesis Biological Catalyst as core ingredients, capitalize on this market trend and we hope to become one of the leaders in developing green technologies for productive, more sustainable agriculture in China.

Our main markets have so far been in China, mostly in Shandong (sown area 10,736,100 hectares, accounted for 6.9% of China; value of crop output RMB203,400 million Yuan, 10.4% of China in 2005), Jiangsu (sown area 7,641,200 hectares, accounted for 4.9% of China; value of crop output RMB129,110 million Yuan, 6.6% of China in 2005), Zhejiang (sown area 2,837,900 hectares, accounted for 1.8% of China; value of crop output RMB65,480 million Yuan, 3.3% of China in 2005), Hebei Provinces (sown area 8,785,500 hectares, accounted for 5.7% of China; value of crop output RMB125,800 million Yuan, 6.4% of China in 2005), Xinjiang Uygur Autonomous Region (sown area 3,731,200 hectares, accounted for 2.4%; value of crop output RMB59,580 million Yuan, 3.0% of China in 2005), and Northeast area of China all these are the primary large agricultural provinces in China. (Source: ERS-United States Department of Agriculture)

Bio-enhanced Feed Market

China is one of the largest livestock products producing countries of the world. During the past two decades, livestock products production has increased significantly. For instance, China produced 16,547,000 tons of pork in 1985 as compared with 50,106,000 tons in 2005. The compound annual growth rate of pork production is 5.70%. Similar trends can be identified in other livestock products, such as beef, meat and poultry, etc. Since the trend of development has been unchanged for decades, it is reasonable to forecast that the growth pattern will continue. (Source: ERS-United States Department of Agriculture)

Accompanying the continuous growth in livestock products, the nation’s demand for livestock feed also increased. In 2004, the production of feed products in China increased to 93 million tons, an 11% increase over the previous year, compared to production of 35.7 million tons in 1991. The total production value of the livestock feed industry has increased 13.36% to approximately RMB242.8 billion. It is estimated that the market for livestock feed will continue to grow in the foreseeable future (China Stockbreeding Industry Year Book 2005). However, in recent years, some Chinese stock growers have added various anti-bacterial medicines, hormone and other growth stimulants into livestock feed and drinking water in order to prevent and cure diseases, promote growth, enhance animal reproductivity, increase feed conversion rate and improve animal products quality, which has led to medicine residue in animal foods. Serious consequences have attracted much attention from both the Chinese government and those who have imported Chinese animal foods. The Chinese livestock industry is suffering from lack of powerful feed producers that are capable of manufacturing high-quality, environment-friendly bio-enhanced feed in a cost-effective manner to satisfy the increasing demand of the market. In light of the huge potential of the market, continuing growth in demand and other favorable conditions in the industry, we have concluded that the livestock feed market is a good opportunity for the Company.

Anti-viral Veterinary Drug Market

Virus-caused diseases remain the most deadly category of animal disease in clinic. They are not only spreading quickly but also claiming a high fatality rate. The unique nature of virus reproduction makes it difficult to find a cure for it in the laboratory. Virus-caused diseases account for a large proportion of all animal infectious diseases; the death rate is 36.8%④, the second highest among all causes, second only to bacteria. However, in China only a very small proportion of veterinary drugs are anti-virus. The income breakdown of the Chinese veterinary drug industry is as follows: antimicrobial agent 37%, medication additive 21%, biological products 14%, insecticide-agent 14%, health-care products 6%, environmental hygiene products 4%, and others 4%.⑤

Virus can be divided into two categories, one group is DNA virus and other group is RNA virus. Our planned anti-virus aerosol product is based on AF-01 technology. It will be in the form of spray and be capable of preventing/curing various RNA virus-caused diseases in various breading farms. Bird-flu is caused by typical RNA virus, it is the first virus caused animal disease that AF-01 will target.

Beginning in December 2003, outbreaks of avian influenza (H5N1) in poultry populations occurred in seven countries in the East Asia and Pacific region (Cambodia, China, Indonesia, South Korea, Lao PDR, Thailand and Vietnam). Urgent policy measurements and swift government actions were taken after the outbreak of avian flu. After subsiding in March 2004, a new wave of avian flu resurfaced in July 2005, with an outbreak in Malaysia and further outbreaks in Indonesia, Thailand, Vietnam and China.  Despite aggressive control measures involving the culling of more than 140 million birds since September 2005, outbreaks have continued. During 2004, the outbreak of bird-flu in main land China cost RMB 18 billion to Chinese stock-breading industry.⑥

④ Cited from “Applications and Problems of Anti-virus Medicine in Veterinary”, published on “Si Chun Veterinary Studies” Issue 5, 2003.
⑤ Cited from “Contemporary Analyses on Our Country’s Animal Health-care Products Industry”, published on “Industry Insights”, No. 8, Issue 43, 2007.

According to the World Bank, the H5N1 of Highly Pathogenic Avian Influenza (HPAI) is now considered to be endemic in many parts of East Asia, with Cambodia, Indonesia, Laos PDR, and Thailand the most severely affected.  According to the World Health Organization, the cumulative number of confirmed human cases of avian influenza A/(H5N1) is 373, with 236 deaths from 2003 to March 18, 2008March 24, 2008, of which there were 110 confirmed human cases with 78 deaths in the past 15 months. The situation is also severe in China. H5N1 of Highly Pathogenic Avian Influenza (HPAI) was first identified in China in 2003, with 30 reported cases and 20 deaths. There is no sign that the situation will improve in China. Because of potential serious risks to human health and safety, scientists are now studying the possibility of bird-to-human transmission occurring due to genetic changes resulting from sustained human-to-human transmission in all affected countries.

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

   The use of appropriate antiseptics is an effective prevention method against avian influenza. As indicated by our Technical Appraisal Report (No. GuoWeiKeChengJianZi (2004) A0101) certified by the Ministry of Health of China, our planned product with bio-active glycopeptides produced by actinomycetes as the functioning element has been demonstrated to be an effective antiseptic to prevent the spread of H5N1. Furthermore, we believe this product has competitive differentia compared with other existing chemical disinfectors. If we are able to complete approval procedures to develop our intended anti-viral aerosol agent product, we believe that it will have the potential to attract a significant share of the Chinese market upon launching and benefit from large government orders.

Competition

We have three different product lines: (1) bio-fertilizer, (2) biologically enhanced livestock feed, and (3) veterinary disinfectants and drugs. The market condition and competition confronting us are different and vary with respect to each of the three product lines.

Bio-fertilizer

According to statistics, so far there are about 400 microbial fertilizer producers in China, most of which are small-scale, workshop producing enterprises with backward equipment and production processes and poor quality. Some of the producers over-exaggerate product effectiveness, employ improper artifice and even produce fake and shoddy products, all of which has caused losses to farmers and lowered the reputation of bio-fertilizer.

Due to the unique products that we offer and the very early stage of the bio-fertilizer market in China, we believe there is limited direct competition for our products in the Chinese marketplace. We believe that we have product differentiation and cost advantages (cost to customer) that will enable us to be more profitable than our competitors, in terms of profitability, for the following reasons, among others:

•	Highly effective in boosting crop yield and quality while being environmentally friendly;
•	Lower price point and higher return on investment to end users; and
•	Complimentary to existing use of chemical fertilizer which will help minimize switching costs for end users.

In addition, we face competition from large chemical fertilizer manufacturers in China. These chemical fertilizer manufacturers have provided chemical fertilizers to farmers in China for more than ten years and customers are more accustomed to using their established products as compared to our products.

⑥ Cited from “Veterinary Drugs and Animal-Food Safety”, published on “China Veterinary Drug Industry” Issue 38, 2004.

Bio-enhanced Feed

The livestock feed industry is fully developed in China. The total production of feedstuff in China exceeded 100 million metric tons in 2005, and the number of producers with annual production capability of more than 10,000 metric tons exceeded 2,400, which reflects the huge market volume of China. We face fierce competition from our competitors though most of them do not produce biologically enhanced feed for livestock. As a result of long-term price competition in the Chinese livestock feed industry, the industry is now one with low margins and farmers have become more price-sensitive.

We have been in the livestock feed business for less than two years and our production capacity remains relatively low as compared with that of the whole industry. However, we believe our products have differentiation against other similar products, for example, by adding microbial ingredients to increase feed conversion rate, prevent/cure animal diseases, and cut off stock raisers’ input in veterinary drugs, which could give our products an edge in competition. So far, we are also developing and applying for relevant approvals for microbial feed additives, which could further differentiate our products.

AF-01 Anti-viral Aerosol

Our planed AF-01 anti-viral aerosol belongs to the scope of bio-veterinary drugs. According to the Ministry of Agriculture of PRC, approximately 1,700 veterinary drug manufacturers were awarded GMP qualifications as of December 31, 2007. Few of these manufacturers have annual net sales of over RMB100 million; some generate more than RMB50 million each year; while most of these companies have annual net sales about RMB10 million. In the meantime, some of the manufacturers remain small scale workshop-production level.

AF-01 anti-viral aerosol is very much different from other ordinary veterinary drugs. First of all, it is fundamentally a biological product; and secondly it is an anti-viral biological product. The combination of these two features has equipped AF-01 with distinct product differentiation and competitive advantage. The income structure of Chinese veterinary drug industry is as follows: antimicrobial agent 37%, medication additive 21%, biological product 14%, insecticide-agent 14%, health-care product 6%, environmental hygiene product 4%, and others 4%. From the perspective of income structure, it can be seen that anti-viral veterinary drug holds a very small proportion and that of biological product is as low as 14% (most of them are vaccines); therefore our planned product will face limited competition once the commercialized product has been developed.

One of the most severe diseases that AF-01 anti-viral aerosol is against is avian flu. According to the Ministry of Agriculture of PRC, there are nine Chinese companies that are developing/distributing anti-avian flu vaccine, which can be regarded as substitutes of our product. However, as one of the two ways to prevent/cure avian flu, anti-viral aerosol is different from vaccine in first these is no residues; and second these will not be any drug failure in case virus variation. Thus we believe once our commercialized product has been successfully developed, it will have a greater market potential and social value than vaccines.

Other potential competitors of our veterinary drugs product line also include some veterinary disinfector manufacturers.

Our Positioning

China’s bio-fertilizer market has experienced nearly 10 years of cultivation and development. It is transitioning from the stage of decentralized and disordering competition to that of brand, quality and scale stage. In the next two to three years, the conformity process of “superior win and the inferior wash out” will take place in China’s bio-fertilizer industry, together with the guiding of government policies; it is very likely for a few strong and powerful companies to dominate the market place. Complimented by the research and development resources at Kiwa-CAU R&D Center, our Company in the past few years has accumulated a wealth of experience in technology, product development, government authorization applications, perfection of production processes, field tests and market cultivation. It is reasonable to believe that our Company will become one of the leading companies in bio-fertilizer industry in a shorter period of time.

Although Chinese livestock feed and veterinary drug markets are both highly competitive and mature, those of bio-enhanced feed stuff and bio-veterinary drugs remain otherwise. The overall market condition does not necessarily suggest intense competition or limited demand for those products that are precisely targeting market segments or differentiating from its alternatives. Therefore, we have positioned our bio-enhanced feed and bio-veterinary drug businesses with high specialization, aiming to becoming the dominant power of the fractionized market for microbial feed additives and veterinary drug.

Raw Materials and Suppliers

The key raw materials used in manufacturing of our products are available from a wide variety of supply sources. Historically, we have not experienced any difficulties in procuring adequate quantities of raw materials for use in our bio-fertilizer and biologically enhanced livestock feed production. We do not have long-term agreements with our suppliers due to the availability of other numerous suppliers that have the ability to supply our required raw materials to us on fairly short notice. We typically place purchase orders when we need raw material supplies.

In 2007, with the price index rising in China, we have experienced a significant increase of the prices of some of our main materials such as urea and bean cake, which to some extent adversely affected the profitability of relating products.

Bio-fertilizer

The major raw materials for our bio-fertilizer production can be divided into two categories: (1) growth media such as sodium acetate, glucose and turf for culturing bacillus spp. and (2) photosynthetic and bacillus bacteria, which are the core ingredients for our finished products. Some other main ingredients include urea, aminophenol, humus, diammonium phosphate, and dipotassium hydrogen phosphate. Prior to the completion of our bacillus manufacturing facility upgrade in Shandong, we had purchased semi-manufactured bacillus goods.

Three suppliers accounted for 17.9%, 17.6% and 13.3% of our net purchases for the fiscal year ended December 31, 2007, respectively. No other single supplier accounted for more than 7%.

Bio-enhanced feed

The major raw materials for bio-feed products are microbes, animal blood as enhanced ingredients, corn, grains, bean cake, cotton draff, greenstuff draff and trace elements. During fiscal 2007, we had more suppliers and lower concentration of suppliers as compared to fiscal 2006

The three largest suppliers accounted for 11.3%, 9.5% and 7.9% of our net purchases for the fiscal year ended December 31, 2007, respectively. No other single supplier accounted for more than 8%.

Customers

Bio-fertilizer

With respect to bio-fertilizer, we have a total of 58 customers as of December 31, 2007, of which three customers accounted for 36.1%, 24.7% and 17.1% of our net sales for the fiscal year ended December 31, 2007, respectively. No other single customer accounted for more than 5% of our revenues in this product line.

Bio-enhanced feed

With respect to bio-enhanced feed, we have a total of 101 customers, of which two customers accounted for 12.2% and 5.5% of net sales in this product line. No other individual customer accounted for more than 5% of our net sales for the fiscal year ended December 31, 2007.

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

Bio-enhanced feed

Our operating results for livestock feed products are also expected to continue to be subject to seasonal factors. The main seasonal factors that would influence our livestock feed product line operating results include farming seasons, climate, traditional holidays, animal diseases as well as other factors that the management cannot control. Generally speaking, our operating results in this product line in the second and third quarters are expected be better than those from the first and fourth quarter since fishponds in the first and fourth quarters are frozen and pisciculturists stop fishing by then. Consequently they do not purchase our fish feed products. Our livestock feed factory does not produce fish feed during most of the first and fourth quarters. There is no guarantee for those operating result circles will repeat themselves and management would adjust our plan in accordance with changes occurred.

AF-01 Anti-viral aerosol

We have not identified any patterns from our AF-01 anti-viral aerosol product business, as it is still in the development stage.

Employees

We currently employ 124 full-time employees in China and one in the United States. We also have 69 seasonal employees in China.

Regulatory Concerns

Our production must comply with bio-fertilizer, livestock feed production and testing procedure standards promulgated by the PRC Ministry of Agriculture or local administrative authorities. We have complied with the applicable PRC government standard production and testing procedures. As for AF-01 anti-viral aerosol, we are now in the process of applying for statutory licenses for the AF-01 technology in accordance with relevant regulations (See subsection entitled “The Company” in this Item 1).

Environmental Matters

Our two manufacturing facilities, Kiwa Shandong and Kiwa Tianjin, have passed environmental impact assessment by local environment authorities. Photosynthesis bacteria, bacillus ssp, and actinomycetes are environmentally friendly and are not known to cause any environmental problems.

Legal Proceedings

There are no pending legal proceedings which we or our properties are subject to.

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

We have only been operating our current bio-fertilizer business since June 2002 and bio-enhanced feed business since July 2006, providing a limited period for investors to evaluate our business model. Because of this limited operating history and the uncertain nature of the rapidly changing markets that we serve, we believe any prediction of future results of operations is difficult. From the inception of our current business in ag-biotechnology on June 5, 2002 to December 31, 2007, we have accumulated losses of $11,074,522. We also plan to introduce new innovative, cost-effective bio-tech products in the livestock industry such as veterinary drugs. Since we have never entered into these fields before, and our products have not been tested by the market, we cannot guarantee that the predicted market performance of our new products will materialize.

We have not yet generated any profits and if we do not become profitable or obtain additional funding to implement our business plan our ability to continue as a going concern is in doubt.

We expect to continue to have operating losses for the foreseeable future as we are still in the process of exploring market, further research and product tests. As of December 31, 2007, we had incurred an accumulated deficit of $11 million and current liabilities were over $2.8 million, reflecting a current ratio 0.52 and a quick ratio 0.23, respectively. We will require additional capital to implement our business plan and continue operating. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operating, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest five fiscal years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

We depend on a few customers for a significant portion of our revenue and are still in the initial stage of market development.

We do not have long-term contracts with any of our customers. Generally we sign an annual distribution agreement with each customer and purchases in most cases occur on an order-by-order basis. Relationships exist as long as there is a perceived benefit to both parties. A decision by a major customer, whether motivated by competitive considerations, financial difficulties and economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition.

During fiscal 2007, three customers accounted for 78.0% of our net sales in bio-fertilizer product line. The customer concentration in this production line has been increasing. During fiscal 2007, three customers accounted for 22.4% of our net sales in bio-enhanced feed product line. The loss of any of our significant customers would result in a material reduction in our sales and results of operations.

We are still in the initial stage of market development and need more time to construct a robust customer base. There can be no assurances that we will be able to retain these customers. Our inability to generate new customers and retain old customers could negatively impact our business and our ability to continue as a going concern.

Our business is subject to seasonal fluctuations.

Our operating results have been and are expected to continue to be subject to seasonal trends. This trend is dependent on numerous factors, including the markets in which we operate, growing seasons, climate, economic conditions and numerous other factors beyond our control.

As for bio-fertilizer products, we generally expect the second and third quarters will be stronger than the first and fourth quarters, primarily because the second and third quarters correspond with the growing seasons in our primary markets in China. It is during those growing seasons when application of our products by our customers would be most beneficial and we therefore expect greater demand for our products during those periods. There can be no assurance that these operating patterns will occur.

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

We have experienced, and expect to continue to experience, substantial variation in our net sales and operating results from quarter to quarter. Our business is subject to seasonal fluctuations due to growing seasons in different markets. We believe the factors that influence this variability of quarterly results include:

• the timing and size of orders from major customers;
• budgeting and purchasing cycles of customers;
• the timing of enhancements to products or new products introduced by us or our competitors;
• changes in pricing policies made by us, our competitors or suppliers, including possible decreases in average selling prices of products in response to competitive pressures;
• fluctuations in general economic conditions;
• the status of operating cash flow; and
• natural disasters and contagious animal diseases.

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

From January 1, 2007 to December 31, 2007, the market close price for our common stock as quoted on the OTC Bulletin Board has ranged from a low of $0.06 to a high of $0.26 per share. High volatility in the market price of our common stock may result in lower prices for our common stock, making it more difficult for us to obtain equity financing on terms and conditions which are favorable to us, if at all. We expect to continue to incur losses in the future as we develop and market our initial products. As a result, we will be dependent on additional debt or equity financing to fund our operations. If such financing is not available on terms which are acceptable to us, we may have to delay development of new products and/or reduce sales and marketing efforts for our existing products. Such actions may have an adverse effect on our results of operations. In addition, uncertainties with respect to our ability to raise additional capital would make operational planning more difficult for management.

Revocation of our right to use patents or other intellectual property rights could adversely impact the growth of our business.

We acquired a patent in April 2004 from CAU, entitled “Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing,” issued by the China Intellectual Property Bureau. On May 8, 2006, we entered into a technology transfer agreement with JKB with respect to the technology transfer and related technical service for the AF-01 anti-viral aerosol, which will become fully effective when we have finished paying the first installment of consideration according to the payment schedule in the contract. So far we have not yet fully paid the first installment. If our rights under this patent and technology transfer agreement are challenged or if we default on our obligations under applicable Chinese regulatory requirements, our right to use these forms of intellectual property could be revoked and we would no longer be permitted to use them in our research, development, manufacturing and sales activities. Such a revocation or default could have an adverse impact on the growth of our business by reducing the introduction of new products, and consequently, sales.

Our success depends in part on our successful development and sale of products currently in the research and development stage.

Some of our product candidates are still in the research and development stage. The successful development of new products is uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including but not limited to, the cost and time of development. Potential products may be found to be ineffective or cause harmful side effects, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical or fail to win market acceptance. For example, before marketing of the planned veterinary drug based on AF-01 technology, there are several tests, trial, evaluation, government approval and other procedures that are required. Our failure to successfully develop and sell new products may delay or eliminate future acquisition plans and would most likely slow our development. Our plans to introduce additional proprietary products may not be realized as expected, if at all.

As above mentioned, the China bio-fertilizer market is still in a very early stage and is very fragmented with many potential customers, but with no single producer or small group of producers dominating the market. To some extent, however, we also face competition from large chemical fertilizer manufacturers in China. These chemical fertilizer manufacturers have provided chemical fertilizers to farmers in China for over twenty years and customers are more accustomed to using their established products as compared with new products. The livestock feed industry is fully developed in China. We are new entrants to the livestock feed industry, and our production capacity is small relative to that of the whole industry.

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

Pursuant to our Technology Transfer Agreement with JKB, they will have the exclusive right to supply us the raw material medicine for AF-01 anti-viral aerosol. Although the exclusive supply relationship may help to prevent new entrants from producing similar products, our ability to produce our products in a timely manner will depend on JKB fulfilling its supply obligation for the raw material. If we desired to produce raw material medicine by ourselves, we would have to acquire additional technology and negotiate with JKB and IMB. There can be no assurance that we can acquire the required technology with an acceptable price. Consequently without JKB’s cooperation and performance of its obligations, we may not be able to execute our business plan on this project, even if we successfully acquire all prerequisite certificates for producing and marketing this veterinary drug product.

Our success depends in part upon our ability to retain and recruit key personnel.

Our success is highly dependent upon the continued services of our executive officers, key product development personnel and key scientific personnel. Given the intense competition for qualified management and product development personnel in our industry, the loss of the services of any key management or product development personnel may significantly and detrimentally affect our business and prospects. We maintain employment agreements with all members of management or key personnel. Pursuant to our joint agreement with CAU, it must make available at least six R&D staff to join the Kiwa-CAU R&D Center, at least three of whom must have professor or doctorate degrees, and at least two who must have master degrees. There can be no assurance that we will be able to retain these personnel, and it may be time-consuming and costly to recruit qualified replacement personnel.

We currently do not have sufficient revenues to support our business activities, expect operating losses continue, and will require additional financing which we may not be able to secure.

We require substantial working capital to fund our business. In the short term, we still need to continue building out our bio-fertilizer manufacturing facility, adjust our product formula to improve product stability and optimize our product offerings, expand our sales and marketing efforts in China, expand our distribution base in China, maintain operation of Kiwa-CAU R&D Center, introduce new veterinary drug products and acquire a small or medium sized biotechnology company or a factory with GMP qualification for this new product. In the long term, we plan to become a commercialization platform for world-class biotechnological research and development results for applications in agriculture, natural resources conservation and environment protection, launch our products in the Southeast Asia, United States and other markets, continue our introduction of new products, create formal strategic alliances with selected United States companies to co-develop and/or co-market products in the United States and China, and form an international biotechnology research center in China for the research and development of agricultural, environmental and medical applications.

Although our sales revenues in both bio-fertilizer and bio-enhanced feed product lines have increased significantly in 2007, we are continuing to experience losses. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations and finance our research and development activities. Funding, whether from a public or private offering of debt or equity, a bank loan or a collaborative agreement, may not be available when needed or on favorable terms. Further, any significant equity or debt financing will require us to give priority to holders of the 6% secured convertible notes (“6% Notes”) under the terms of a securities purchase agreement dated June 29, 2006, which may raise the difficulty level of completing a financing. (For more details regarding the 6% Notes see Note 14 to consolidated financial statements under Item 7 of Part II.) If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we will have to limit, delay, scale back or eliminate our research and development activities or future operations. Any of the foregoing may adversely affect our business and cause us to discontinue as a going concern.

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

Since most of our future revenues may be in the form of China Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund our business activities outside China or to make dividend or other payments in U.S. Dollars. Although the Chinese government introduced regulations since 1996 to allow greater convertibility of Renminbi, for current account transactions significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of Renminbi, especially with respect to foreign exchange transactions.

We may also be subject to foreign exchange risk and foreign ownership restrictions. The Chinese government is loosening its control on foreign exchange transactions, and has steadily appreciated Renminbi relative to the U.S. dollar since July 2005. However, there can be no assurance that this policy will continue. More liberal foreign exchange policies will reduce our foreign exchange risk by increasing the liquidity of revenues generated in Renminbi. Fluctuations in the exchange rate of Renminbi against the U.S. Dollar could adversely affect our results of operations by affecting our reported earnings for any given period. In addition, foreign ownership restrictions could also impact our ability to expand our business through investment and acquisition opportunities. If we are unable to pursue such strategic opportunities due to foreign ownership regulations, the growth of our business could be limited.

Changes in China’s political, social, economic or legal systems could materially harm our business.

All of our manufacturing and production as well as the majority of our sales occur in China. Consequently, an investment in our common stock may be adversely affected by the political, social and economic environment in China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activities and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time.

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

For example, in June 2002, we entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Pursuant to relevant China laws and regulations, we had paid tenure tax on quarterly basis at the rate of approximately $1,660 per acre. However, from January 1, 2007, China central government adopted a series of policies to strengthen land management, including doubled tenure tax to $3,320 per acre. In February 2008, the Ministry of Land and Resources of China issued “Controlling Indexes of Construction Land Use for Industrial Projects”, which requires the building coverage should not be less than 30%. Up to now, the current situation in Kiwa Shandong does not meet this requirement. As a company operating ag-biotech business, the building coverage may differ from that of typical manufacturers in other industries. However, there can be no assurance that it will not result in more costs to the Company or other uncertainties.

A slow-down in the Chinese economy may adversely effect our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any recessionary conditions will not have a negative effect on our business. Several years ago, the Chinese economy experienced deflation, which may reoccur in the foreseeable future. During 2007, there is an increasing trend of inflation in China. The performance of the Chinese economy overall affects our profitability as expenditures for agricultural technological products may decrease due to slowing of demand.

Any recurrence of SARS, avian influenza or another widespread public health problem, could adversely affect our business and results of operations.

A renewed outbreak of SARS, Avian influenza, highly pathogenic blue-ear disease or another widespread public health problem in China, where most of our revenue is derived, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following: (1) quarantines or closures of some of our offices and factories which would severely disrupt our operations, (2) the sickness or death of our key officers and employees, (3) a general slowdown in the Chinese economy, especially rapid decrease of stockbreeding

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

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

Our success will depend in part on our ability to obtain patent protection for our technology, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. We have several trademarks registered in China, which will be protected by the trademark laws in China for ten years and are renewable at the expiration of the initial ten-year term. In addition, we acquired a China patent in 2004 from CAU entitled “Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing,” issued by the China Intellectual Property Bureau, which has a remaining term of five years, and entered into a Technology Transfer Agreement with JKB on the technology transfer and related technical service for the AF-01 technology.

We may also file patents with the PRC Intellectual Property Bureau and/or the U.S. Patent and Trademark Office as we deem appropriate, or buy other patents such as above said anti-viral aerosol technologies. There can be no assurance that the patents applied for will be reviewed in a timely manner, that any additional patents will be issued or that any patents issued will afford meaningful protection against competitors with similar technology or that any patents issued will not be challenged by third parties. There also can be no assurance that others will not independently develop similar technologies, duplicate our technologies or design around our technologies whether or not patented. There also can be no assurance that we will have sufficient resources to maintain a patent infringement lawsuit should anyone be found or believed to be infringing our patents. There also can be no assurance that the technology ultimately used by us will be covered in any additional patent applications that we may file. We do not believe that our technology infringes on the patent rights of third parties. However, there can be no assurance that certain aspects of our technology will not be challenged by the holders of other patents or that we will not be required to license or otherwise acquire from third parties the right to use additional technology. The failure to overcome such challenges or obtain such licenses or rights on acceptable terms could have a material adverse affect on our results of operations and financial condition.

The processes and know-how of importance to our technology are dependent upon the skills, knowledge and experience of our technical personnel, consultants and advisors and such skills, knowledge and experience are not patentable. To help protect our rights, we require employees, significant consultants and advisors with access to proprietary information to enter into confidentiality and proprietary rights agreements. There can be no assurance, however, that these agreements will provide adequate protection for our trade secrets, know-how or proprietary information in the event of any unauthorized use or disclosure. There can be no assurance that we will be able to obtain a license for any technology that we may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost. The cost of obtaining and enforcing patent protection and of protecting proprietary technology may involve a substantial commitment of our resources. Any such commitment may divert resources from other areas of our operations. We may be required to license or sublicense certain technology or patents in order to commence operations. There can be no assurance that we will be able to obtain any necessary licenses or to do so on satisfactory terms. In addition, we could incur substantial costs in defending ourselves against suits brought by other parties for infringement of intellectual property rights and there are no assurances that we will have the resources to do so.

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

We do not have any business liability insurance coverage for our operations. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

(2) Risk Related to Our Common Stock

If an active trading market for our securities does not remain in existence, the market price of our securities may decline and stockholders’ liquidity may be reduced.

Our common stock is quoted on the OTC Bulletin Board; however, trading volume is very limited. We cannot guarantee that trading volumes to sustain a regular trading market will ever develop. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system. Market prices for our common stock will be influenced by a number of factors, including but not limited to: (1) the issuance of new equity securities; (2) changes in interest rates; (3) competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (4) variations in quarterly operating results; (5) change in financial estimates by securities analysts; (6) the depth and liquidity of the market for our common stock; (7) investor perceptions of our company and the ag-biotechnology industry generally; and (8) general economic and other conditions.

The designation of our common stock as “penny stock” could impact the trading market for our common stock due to broker-dealer requirements imposed by the designation of our common stock as “penny stock”.

Our common stock is a “penny stock” as defined in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended, as it meets the following definitions: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange, or even if so, has a price less than $5.00 per share; and (iii) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

For example, we issued $2,450,000 of convertible notes (6% Notes) in 2006, of which $370,338 have been converted into 4,744,813 shares and the balance of $2,058,625 may be converted into an estimated 28,600,000 shares of our common stock based on the average price of three lowest prices within 20 trading days before December 31, 2007. We also have outstanding 6% Note Warrants to purchase 12,250,000 shares of common stock. The conversion ratio of the 6% Notes is based on the market price of our stock at any given point in time. Consequently, the number of shares of common stock issuable upon conversion of the outstanding 6% Notes and certain of our other outstanding convertible notes will increase if the market price of our stock declines. Such debt financings may cause immediate and substantial dilution to our existing stockholders.

In the event that our stock price declines, the shares of common stock allocated for conversion of the 6% Notes may not be adequate and we may be required to amend our certificate of incorporation to increase our authorized shares of common stock. If so, we may incur substantial costs in connection therewith.

Pursuant to the securities purchase agreement in connection with the 6% Notes, we must reserve for purposes of issuance a number of shares of common stock that is no less than 110% of the number of shares of common stock issuable upon full conversion of the 6% Notes based on the average conversion price of the 6% Notes and full exercise of the 6% Note Warrants based on the average exercise price of the 6% Note Warrants. Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the 6% Notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to allocate for conversion of the 6% Notes. Accordingly, we have allocated an aggregate of 18,310,912 shares of common stock to cover the conversion of the 6% Notes.(among which a total number of 6,610,963 shares have been used for conversion as of March 18, 2007) In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the 6% Notes may not be adequate. Where the authorized shares of common stock are insufficient, if we fail to obtain shareholder approval to increase authorized shares within 60 days, we are obligated to pay the 6% Notes holders liquidated damages of 2% of the outstanding amount of the 6% Notes per month plus accrued and unpaid interest on the 6% Notes, prorated for partial months, in cash or in shares of common stock at our option. The number of authorized shares of the Company was amended from 100,000,000 to 200,000,000 at the Annual Stockholders’ Meeting of 2006.

Future sales by our stockholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. As of December 31, 2007, we had 81,519,676 shares of common stock outstanding, most of which we estimate have been held more than two years and are freely tradable under Rule 144. In the Form SB-2 declared effective on October 30, 2006, we registered up to 27,685,365 shares of common stock for resale, which may be sold without restriction under securities laws. In November of 2007, the SEC adopted significant amendments to Rule 144, pursuant to which holding period of non-affiliates before resale of restricted shares of a reporting company has been shortened to six months. The sale of these shares may adversely affect the market price of our common stock.

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

ITEM 2 PROPERTY

In June 2002, we entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, we have the option to pay a fee of approximately RMB 480,000 ($65,712) per acre for the land use right at the expiration of the 10-year period. We may not transfer or pledge the temporary land use right. In the same agreement, we have also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2007, we had invested approximately $1.79 million in plant and equipment for the project. Management believes that neither the company nor management will be liable for compensation or penalty if the investment commitment is not fulfilled. In October 2003, we completed the first construction phase and began production in the facility. During September 2007, we finished the first stage of an upgrade to our Kiwa Shandong facility. The end-product production capacity of the facility is now approimmatly 5,000 tons per year and is expected to be 48,000 tons per year after subsequent upgrades.

With the formation of Kiwa Tianjin in July 2006, Challenge Feed, the minority shareholder, invested machinery and equipment used in one of its two bio-enhanced feed production lines at an agreed value of $120,000. The Company has also entered into a lease agreement with Challenge Feed to lease another concentrated feed product line for three years. (For more details, see Note 19 to consolidated financial statements under Item 7 in Part II.) Under the lease agreement, we also lease Challenge Feeds’s other facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area approximately 2,500 square meters; and (3) two workshops with floor area of approximately 1,200 square meters. The total monthly rental is RMB 50,000 ($6,845). From January 1 to December 31, 2007 we have paid $68,450 as rent expenses.

We lease our principal executive offices located at 415 West Foothill Blvd, Suite 206, Claremont, California 91711-2766. The lease has a term of three years with monthly rent $1,000 and expires in March 2008. We currently expect that we will renew this lease prior to its expiration.

The Company leased an office in Beijing under an operating lease since May 2005 with an aggregate monthly lease payment of approximately RMB 40,767 (US$5,581) and the lease was terminated with the consent of both the lessor and the Company on July 14, 2007. The Company has leased a new office in Beijing from July 15, 2007. The operating lease agreement will expire at January 14, 2009. The monthly rental payment for the new office is RMB 82,322 ($11,270).

ITEM 3 LEGAL PROCEEDINGS

The Company is not currently involved in any material pending legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting held on July 18, 2007, five nominees for director has been elected by the required vote of our shareholders. The annual meeting also ratified the appointment of Mao & Company, CPAs Inc. as the Company’s independent auditor for fiscal 2007.

PART ΙΙ

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock has been quoted on the OTC Bulletin Board of the NASD under the symbol “KWBT.OB” since March 30, 2004, and was quoted under the symbol “TTGM.OB” prior to the merger in March 2004. The merger transaction is described in “Business-The Company” under Item 1. During 2007, the market price for our common stock has ranged from $0.06 to $0.26.

The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods indicated. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2006	High	Low
First Quarter	$0.085	$0.0062
Second Quarter	$0.30	$0.11
Third Quarter	$0.32	$0.171
Fourth Quarter	$0.26	$0.13

Fiscal Year 2007	High	Low
First Quarter	$0.26	$0.17
Second Quarter	$0.21	$0.085
Third Quarter	$0.095	$0.06
Fourth Quarter	$0.19	$0.083

Fiscal Year 2008	High	Low
January 1, 2008 through March 24, 2008	$0.21	$0.11

Shareholders

As of March 24, 2008, there were approximately 433 shareholders of record of our common shares.

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

This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes”, “expects”, “anticipates”, or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 involve known and unknown risks, uncertainties and other factors (described in “Business-Risk Factors” under Item 1) that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated approximately $9.13 million and $2.51 million in revenue from continuing operations in fiscal years 2007 and 2006, respectively, reflecting an increase of 263.8%. The marked increase is mainly due to the notable expansion in our principal operations, including our bio-fertilizer business and bio-enhanced feed business; (1) During fiscal 2007, revenue generated from our bio-fertilizer business increased from approximately $47,000 to $241,000, representing a 414.3% increase; (2) net sales contributed by the bio-enhanced feed business increased 261.3%, from $2.46 million in 2006 to $8.89 million in 2007. (The $2.46 million in revenue generated from bio-enhanced livestock feed business in 2006 were contributed by our majority-owned subsidiary, Kiwa Tianjin, in five months since its inception in August 2006.) In the meantime, we have terminated urea entrepot trade business in 2007, which generated nil revenue in 2007, while $800,000 in 2006. We incurred a net loss of $3.31 million (including non-cash expenses of approximately $1.4 million) and $2.28 million for fiscal years 2007 and 2006, respectively.

Due to our limited revenues from sales and continuous losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During fiscal 2007, we entered into a couple of advance agreements with related parties. Our financing activities generated $308,591 net cash inflow in total during the twelve months ended December 31, 2007. These funds are insufficient to execute our business plan as currently contemplated, which may result in the risks described in “Business-Risk Factors” under Item 1.

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

As of December 31, 2007, we had an accumulated deficit of $11,074,522, of which $3,307,868 (including non-cash expenses $1,408,239) and $2,284,099 (including non-cash expenses $759,681) was occurred during the fiscal years ended December 31, 2007 and 2006, respectively. Though revenues from our principal operations increased significantly in 2007 as compared with 2006, total revenue remains relatively low. We have also terminated our urea entrepot trade business in 2007, which had contributed $800,000 revenue in 2006. Our bio-fertilizer business still incurred losses and our bio-enhanced feed business showed low profit margin. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue.

In the short term, we still need to continue upgrading or expanding our bio-fertilizer and bio-enhanced feed manufacturing facility, expand our sales and marketing forces in China, expand our distribution channels in China, maintain operation of Kiwa-CAU R&D Center, introduce new veterinary drug products and acquire a small or medium sized bio-technology company or a factory with GMP qualification for this new product. In the long term, we plan to become a commercialization platform for world-class biotechnological research and development results for applications in agriculture, natural resources conservation and environmental protection, launch our products in the Southeast Asia, United States and other regional markets, continue our introduction of new products, create formal strategic alliances with selected United States companies to co-develop and/or co-market products in the United States and China, and form an international biotechnology research center in China for the research and development of agricultural, environmental and medical applications.

As mentioned in “Business-Risk Factors” under Item I, we will require additional capital to fund our operations. Funding, whether from a public or private offering of debt or equity, a bank loan or a collaborative agreement, may not be available when needed or on favorable terms. Further, any significant equity or debt financing will require us to give priority to holders of the 6% secured convertible notes under the terms of a securities purchase agreement dated June 29, 2006, which may raise the difficulty of completing a financing. See Note 14 to Consolidated Financial Statements under Item 7 of Part II. If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we will have to limit, delay, scale back or eliminate our research and development activities or future operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization. Any of the foregoing may adversely affect our business and prevent us from continuing as a going concern.

As of December 31, 2007, our current liabilities were $2,854,458, which exceeded current assets by $1,366,926, representing a current ratio of 0.52 and a quick ratio 0.23; although our current assets exceeded our current liabilities by $474,837 at December 31, 2006, denoting a current ratio of 1.26. The turning down of short-term liquidity is mainly due to (1) losses from continued operations, increased 14.7% from $2,522,146 in 2006 to $2,893,359 in 2007; (2) a net loss of $414,509 recognized from discontinued urea entrepot trade; and (3) net cash inflow from financing activities decrease to $308,591 in 2007 as compared to $2,665,333 in 2006. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate more revenues in 2008. There can be no assurances that we will be successful in obtaining this financing.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest five years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

Trends and Uncertainties in Regulation and Government Policy in China

Agricultural Policy Changes in China

Economic growth in China has averaged 9.5% over the past two decades and seems likely to continue at that pace for some time. Per China Statistics Bureau, gross domestic product in 2006 increased 10.7% compared to 2005. However China now faces an imbalance between urban and rural environments as well as the manufacturing and agricultural industries. Since 2004, the Chinese central government has consecutively announced a so-called No. 1 Document each year concerning the countryside. The latest No.1 document unveiled on January 30, 2008 contains wider-range of policies promoting sustainable development of agriculture, for example, promoting income level of billions of farmers, strengthening supervision of farm inputs and actively developing green-food and organic food. The agricultural tax was abolished effective January 1, 2006. The abolition of the agricultural tax should increase incomes of farmers and ease their financial burdens. Other programs and regulations have been adopted that are favorable to agriculture including: (1) Decision of the State Council on Implementing the Interim Regulation on Promoting the Adjustment of Industrial Structure promulgated by the State Council on December 7, 2005, (2) Guiding Catalogue for the Adjustment of Industrial Structure issued by the State Council, the National Development and Reform Commission on December 7, 2005, and (3) Outline of National Medium and Long-Term Plans for Science & Technology Development (2006-2020) (promulgated by the State Council on February 9, 2006 adopted policies favorable to agriculture). In July 2007, the State Council of the PRC promulgated “Special Rules of the State Council on Strengthening the Supervision and Management of the Safety of Food and Other Products” setting forth legal requirements, administrative regulations and national compulsory standards for producers when using agricultural input. Producers and dealers of export products must guarantee compliance with the importing country’s relevant legal requirements or contractual standards; anyone company not complying may be penalized. We should benefit from these favorable policies as farmers will retain more of their income and will most likely spend some of that income on our products, resulting in greater sales. In addition, we anticipate receiving additional governmental support in marketing our products to farmers due to additional procedural changes included with the new policy.

General Fiscal and Monetary Policy Changes in China

The volatility in the inflation rate in China in the past decade, especially the serious inflation trend since the second half of 2007 suggests that China’s domestic monetary policy has not always been successful in maintaining low and stable inflation. In recent years, China has been adopting restricted or prudent fiscal and monetary policies to fight potential inflation. However, the agricultural area has been one of a few industries which will continue to enjoy expansionary policy. We have previously benefited from these policies, as evidenced by our receipt of non-interest bearing loans of over $1.5 million from the Chinese government so far and value-added tax exemption for our bio-enhanced feed products. As the government further increases investment in the agricultural area, we believe that similar loans or other favorable financing programs will be made available to us in the future, which we anticipate will assist us with managing liquidity and capital resources during our growth period. However, if these financing programs are not made available in the future, we may have to borrow on terms which are less favorable to us, or we may not be able to borrow additional funds at all on terms which are acceptable.

Foreign Investment Policy Change

On March 16, 2007, China's parliament, the National People's Congress, adopted the Enterprise Income Tax Law, which has taken effective on January 1, 2008. The new income tax law sets unified income tax rate for domestic and foreign companies at 25 percent and abolishes the favorable policy for foreign invested enterprises. After this law takes effect, newly established foreign invested enterprises will not, in general, enjoy favorable tax treatment as in effect under previous tax laws. However, a 15 percent corporate income tax rate for qualified high and new technology enterprises survives and will not be geographically restricted to high and new tech areas recognized by the central government. Foreign invested enterprises that used benefit from other favorable tax treatment will continue to enjoy favorable tax treatment, although the conditions under which the benefit is available are narrowed. For example, according to the enterprise income tax law previously in effect, our PRC subsidiaries, Kiwa Shandong and Kiwa Tianjin were exempt from corporate income taxes for their first two profitable years and were entitled to a 50% tax reduction for the succeeding three years. However after the new income tax law took effect, fiscal year 2008 is regarded as the first profitable year even if Kiwa Shandong or Kiwa Tianjin will not be profitable; thereby narrowing the time period when the favorable tax treatment may be available to us. Although less favorable than before the adoption of the Enterprise Income Tax Law, we believe the beneficial tax status we enjoy will make an investment in our Company relatively more attractive to both foreign and domestic investors in China, which could improve our liquidity or provide additional capital resources. However, the PRC is undergoing a significant transition period in the development of its tax policy for private industry and it is possible that the tax laws could be modified in the future such that we would be ineligible for these benefits. In such case our tax liability will increase and our liquidity will decrease.

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

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB8.28 to approximately US$1.00 = RMB8.11. So far the trend of such appreciation continues; the exchange rate of U.S. Dollar against RMB on December 31, 2007 was US$1.00 = RMB7.3046.

Critical Accounting Policies and Estimates

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under current circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying audited balance sheets as of December 31, 2007 and 2006, and the audited statements of operations, equity movement and cash flows for the fiscal years ended December 31, 2007 and 2006, and the related notes thereto, for further discussion of our accounting policies.

Accounts Receivables

The Company performs ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts when amounts are not considered fully collectable. According to the Company’s credit policy, the Company generally provides 100% bad debt provision for the amounts outstanding over 365 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice in the China region.

As of December 31, 2007, there was $277,140 in accounts receivable over 365 days old, therefore we provided $277,140 in bad debt provision based on total accounts receivable over one year.

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

Inventories

Inventories are stated at the lower of cost, determined on the weighted average method, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets. As of December 31, 2007, the net value of property and equipment and intangible assets was $1,567,905 and $296,245, respectively, which represented approximately 42.7% and 8.1% of our total assets, respectively.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The actual production capacity of Kiwa Shandong in fiscal 2006 and 2007 was significantly lower than its normal capacity because the upgrade in our fermentation facility has not yet fully completed. Our production capacity is increasing gradually and steadily. It is expected that the second stage upgrade will be completed in the first half of 2008 and Kiwa Shandong’s production capacity will continue to increase in 2008.

Based on our analysis, we have determined that there was no impairment to our current production facilities and intangible assets as of December 31, 2007 and 2006.

Fair value of warrants and options

We have adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to recognize warrants relating to loans and warrants issued to consultants as compensation as derivative instruments in our consolidated financial statements.

We also adopt SFAS No. 123(R) “Share Based Payment” to recognize options granted to employees as derivative instruments in our consolidated financial statements.

We calculate fair value of the warrants and options with Black-Schole Model.

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

Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”, if the company carry out a transaction which has the following indicators: (1) the supplier (not the company) is the primary obligor in the arrangement; (2) the amount the company earns is fixed; (3) the supplier (and not the company) has credit risk, then the company shall recognize revenue based on the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier). We evaluate the relevant facts and circumstances of our urea entrepot trade, and recognize revenue in accordance with this principle. During fiscal year ended December 31, 2006, we recognized $800,000 revenue from the trade and nil was recognized during fiscal year ended December 31, 2007. We classified urea entrepot trade as discontinued operations in 2007.

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

Major Customers and Suppliers

Bio-fertilizer products

We had a total of 58 customers as of December 31, 2007, of which three customers accounted for 36.1%, 24.7% and 17.1% of our net sales for the fiscal year ended December 31, 2007, respectively. No other single customer accounted for more than 5% of our revenues. For the fiscal year ended December 31, 2006, we had two significant customers accounting for 28.5% and 15.9% of our net sales, respectively, and no other single customer accounted for more than 10% of our revenues.

Three suppliers accounted for 17.9%, 17.6% and 13.3% of net purchases for fiscal 2007. Comparably, four suppliers accounted for 18.0%, 15.1%, 11.3% and 10% of our net purchases for the fiscal year ended December 31, 2006, respectively. Historically our existing suppliers have met our needs. In addition, the raw materials used in our bio-fertilizer products are widely available from a variety of alternative sources.

Bio-enhanced feed

Our bio-enhanced feed business began in August 2006. So far, we have also developed a total of 101 customers, of which two significant customers account for 12.2% and 5.5% of our net sales for the fiscal 2007. No other individual customers accounted for more than 5% of net sales during the period. We had 61 customers in total for 2006, of which no individual customer accounted for more than 8% of our net sales for fiscal year ended December 31, 2006.

The three largest suppliers accounted for 11.3%, 9.5% and 7.9% of our net purchases for fiscal 2007, no other individual supplier account for more than 7.5% of our net purchases. Three suppliers accounted for 25.4%, 18.0%, and 12.5% of our net purchases for the fiscal year ended December 31, 2006, respectively.

Results of Operations

Net Sales

Net sales from continuing operations were $9,129,779 and $2,506,715 for the twelve months ended December 31, 2007 and 2006, respectively, representing an increase of $6,623,064 or 264.2%. The marked increase is mainly due to the notable expansion in our principal operations, including our bio-fertilizer business and bio-enhanced feed business; (1) During the fiscal year ended December 31, 2007, revenue generated from our bio-fertilizer business increased from 46,926 to $241,357, representing a 414.3% increase; (2) net sales contributed by our bio-enhanced feed business increased 261.3%, from $2,459,789 in 2006 to $8,888,422 in 2007. (The $2,459,789 revenues generated from our bio-enhanced livestock feed business in 2006 were contributed by Kiwa Tianjin during the five months from its inception in August 2006 to the end of 2006.)

	Twelve months ended December 31,
	2007	2006	Increase	%
Bio-fertilizer:
Net sales	$241,357	46,926	194,431	414.3%
Quantity (Tons)	247	109	138	126.6%
Average price	$977	431

Bio-enhanced feed:
Net sales	$8,888,422	2,459,789	6,428,633	261.3%
Quantity (Tons)	28,235	9,244	18,991	205.4%
Average price	$315	266

Total net sales	$9,129,779	2,506,715	6,623,064	264.2%

Cost of Sales

Cost of sales was $8,603,795 and $2,326,419 for the twelve months ended December 31, 2007 and 2006, respectively. The increase of $6,277,376 or 269.8% in cost of sales was primarily due to the rapid increase of sales.

Gross Profit

Gross profit from our continuing operations was $525,984 and $180,296, representing a profit margin of 5.8% and 7.2% for the twelve months ended December 31, 2007 and 2006, respectively.

This increase of $345,688 in gross profit is mainly due to quick expansion in sales revenues of both bio-fertilizer and bio-enhanced feed business. The decrease in gross profit margin was mainly caused by the following factors: (1) During 2007, 97.4% of our net sales were from our bio-enhanced feed sector; comparably, 98.1% of sales revenues of continuing operations were from that sector during 2006. (2) Gross profit margin of our bio-enhanced feed business was 4.8% for 2007, while it was 6.9% during 2006. (3) Although the gross profit margin of bio-fertilizer business increased 21.3% from 20.9% in 2006 to 42.2% in 2007, it does not make material impact on the overall gross profit margin of the Company’s continued operations.

	Continued Operations
	Bio-fertilizer				Bio-enhanced feed
			Changes				Changes
	2007	2006	$	%	2007	2006	$	%
Net Sales	241,357	46,926	194,431	414.3%	8,888,422	2,459,789	6,428,633	261.3%
Cost of Sales	139,573	37,140	102,433	275.8%	8,464,222	2,289,279	6,174,943	269.7%
Gross Profit	101,784	9,786	91,998	940.1%	424,200	170,510	253,690	148.8%
Gross Profit Margin	42.2%	20.9%		21.3%	4.8%	6.9%		(2.2)%

The gross margin of both bio-fertilizer and bio-enhanced feed fluctuated from quarter to quarter in 2007. For example, the gross margin of bio-enhanced feed decreased sharply during the fourth quarter of 2007. This was due to the fact that (1) in general, fish feed generally has a high profit margin as compared with fowl feed and pig feed, due to seasonal factors, and consistent with that pattern, sales of fish feed decreased significantly in winter; and (2) the purchasing price of raw materials increased gradually from the second half of 2007, but it is difficult to similarly adjust selling prices continuously among large number of price-sensitive customers.

Consulting and Professional Fees

Consulting and professional fees occurred in principal operations were $794,324 (including $475,764 non-cash expenses incurred from amortization of fair value of stocks and warrants) and $822,529 for the twelve months ended December 31, 2007 and 2006, respectively, representing a decrease of $28,205 or 3.4%. Most of these fees are related to fundraising, investor relations, public company operations, etc. The decrease in consulting and professional fees is primarily attributable to high consulting and professional fees relating to investor relation service, financing commissions and legal fees in connection with the financing of 6% Notes in 2006.

Officers’ Compensation

Officers’ compensation was $285,941 and $89,528 for the twelve months ended December 31, 2007 and 2006. The $196,413 or 219.4% increase is mainly due to amortization of fair value of stock options granted on December 12, 2006 to officers under our 2004 Stock Incentive Plan (See Item 10 in Part III for details). The amount of amortization during fiscal 2007 was $139,233; comparably the amount was $50,437 during twelve months ended December 31, 2006.

General and Administrative

General and administrative expenses were $901,545 and $544,696 for the twelve months ended December 31, 2007 and 2006, an increase of $356,849 or 65.5%. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The increase is mainly resulted from the expansion of our operating activities, which led to the increased amount of rental, salaries, travel expenses and office expenses. Kiwa Tianjin has been operating for only 17 months (five months during 2006 and twelve months in 2007), which also contributed to increased general and administrative expenses.

Selling expenses

During 2007, selling expenses were $363,131, a $158,477 or 30.4% decrease from $521,608, our selling expenses in 2006. This decrease is mainly attributable to our adjustment of marketing and sales policies in our bio-enhanced feed business. Meanwhile, we invested approximately $280,000 to launch a marketing campaign in Shandong and Xinjiang in 2006.

Research and Development

Research and development expenses increased by $58,054 or 48.5% to $177,773, for the twelve months ended December 31, 2007, as compared to $119,719 for the twelve months ended December 31, 2006. The increased research and development expense is mainly attributable to the expenses of maintaining Kiwa-CAU R&D Centre, which began operation in July 2006. (See “Business-Intellectual Property and Product Lines- Kiwa-CAU R&D Center” under Item 1 in Part I).

Depreciation and Amortization

Depreciation and amortization, excluding depreciation included in cost of production and deprecation of research equipment, decreased $42,713 or 24.8% to $129,298, for the twelve months ended December 31, 2007, as compared to $172,011 for the same period of 2006. The decrease in depreciation and amortization is mainly due to the abnormally low production volume in Kiwa Shandong in both 2006 and 2007. During 2006, more of the depreciation of manufacturing facilities was booked as operating expense, which would normally be booked as production costs when production capacity reaches an adequate level.

Allowance and Provision

During 2007 we accrued allowance and provision of $588 in total as compared to $220,148 to 2006. The decreased amount of allowance and provision is mainly due to a bad debt provision of $172,109 and an inventory impairment allowance of $48,039 in 2006.

Net Interest Expenses

Net interest expense was $766,411(including non-cash expenses of $568,274) in 2007 and $231,559 in 2006, representing a $534,852 or 231.0% increase. The increase is mainly attributable to (1) the increased amount of amortization of fair value of warrants in connection with 6% Notes, which increased $465,786 (non-cash expense) (see Note 14 of Notes to Consolidated Financial Statements), and (2) interest charges on our loans increased $44,521.

Net Loss

Our net loss from continuing operations for 2007 was $2,893,359 (including non-cash expenses 1,408,239), an increase of $371,213 or 14.7% compared to net loss in 2006, which was $2,522,146 (including non-cash expenses $759,681) for 2006. This increase resulted from the following factors: (1) increase in gross profit of $345,688 or 191.7%; (2) increase in operating expenses of $162,361 or 6.5%; (3) increase in interest expenses of $534,852 or 231.0%; and (4) negative $332 and positive $19,356 in minority interest in subsidiary in 2007 and 2006 respectively.

Discontinued Operations-Urea Entrepot Trade

In July 2007, the Company entered three termination agreements with each party of the urea entrepot trade for the termination of contracts between Kiwa BVI and Shengkui Technologies (“Shengkui”), Hua Yang Roneo Corporation (“Hua Yang”) and UPB International Sourcing Limited (“UPB”). Pursuant to these termination agreements, the Company will have neither rights nor obligations under previous contracts in connection with the urea entrepot trade except for a commission due to UPB. Based on these facts, we recognized relevant expenses in the second quarter of 2007. Net loss of discontinued operation, the urea entrepot trade was $414,509 for the fiscal year ended December 31, 2007. Comparably, during the twelve months ended December 31, 2006, urea entrepot trade has contributed sales revenues of $800,000 and cost of sales was $385,000, after deducting operating costs $176,953, the net profit of urea enterport trade was $238,047.

Comprehensive Loss

Comprehensive loss increased by $1,012,766 to $3,368,979 for the twelve months ended December 31, 2007, as compared to $2,379,875 for the comparable period of 2006. The increase in comprehensive loss in the current year as compared to fiscal 2006 is due to an increase of $1,023,769 in net loss and a decrease of $34,665 in other comprehensive loss.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During fiscal 2007, we raised $720,172 in total from our related parties through several advance and repaid $388,196 to related parties. To some extent, these fundraisings improved our short-term liquidity, however as of December 31, 2007, our current liabilities exceeded current assets by $1,366,926, reflecting a current ratio of 0.52:1, compared to net working capital of $474,837, reflecting a current ratio 1.26:1, as of December 31, 2006.

As of December 31, 2007 and 2006, we had cash of $61,073 and $498,103, respectively. The change is outlined as follows.

During 2007, our operations utilized cash of $523,649, as compared with $2,066,248 used by operations in 2006. Such cash was mainly used for working capital for our bio-fertilizer and bio-enhanced feed businesses, purchase of inventory, a market development fee for bio-fertilizer, and repayment of accounts payable to venders and service providers.

During 2007, we utilized $206,446 in acquiring property and equipment to finish the first stage to upgrade our facility in Kiwa Shandong. Comparatively, in 2006 we spent $36,600 for the purchase of equipment and $126,443 to pay part of the first payment to acquire the AF-01 anti-viral aerosol technology.

During the fiscal year ended December 31, 2007, we generated $308,591 from financing activities, consisting of proceeds from related parties of $720,172, which was offset in part by repayment of $388,196 to related parties and long-term borrowings of $23,385. During the twelve months ended December 31, 2006, we generated 2,665,333 from financing activities, consisting of the proceeds of $754,416 from issuance of common stock, issuance of the 6% Notes in the amount of $2,204,000 (net of financing costs of $246,000) and several advances or loans from related parties in the total amount of $685,906, offset by the repayments of amounts of $651,069 due to related parties, convertible notes of $307,135 and long-term borrowings of $20,785.

As of December 31, 2007, we had an accumulated deficit of $11,074,522, which was made up in part of a net loss of $3,307,868 (including non-cash expenses of $1,408,239) and $2,284,099 during 2007 and 2006, respectively. Although our bio-fertilizer business has achieved a 414.3% increase in revenue, we still incurred a net loss of $305,939 in 2007. Revenue in our bio-enhanced feed business increased 261.3% in 2007 over 2006 revenue; however, the sector has not yet reached break-even with net loss of $18,876. Although we expect our operating cash flow to improve in 2008, we do not anticipate generating sufficient positive operating cash inflow to fund our planned operations.

In 2008,we plan to finish the upgrade of Kiwa Shandong’s fermentation facilities, which will allow us to fully utilize the patent we acquired from CAU and further reduce production costs. In the meantime, we will focus on expanding our bio-fertilizer sales. We hope that key accounts in several significant regional markets will generate revenue for the Company after years of field tests. To achieve profitability in our bio-enhanced feed business, we will concentrate on (1) adjusting our product mix to increase the proportion of high-margin products, (2) improving our current equipment, and (3) setting up new production lines. With respect to the AV-01 technology, our hope is to (1) close the acquisition of a GMP-qualified veterinary factory, (2) close a first round of investment, and (3) procure approval of a number of veterinary drug products for the AF-01 technology.

Currently we have insufficient cash resources to accomplish our objectives. In the next year we estimate that we will need at least $4 million in total broken down as follows: (1) $0.5 million to service debt obligations and satisfy accounts payable to venders and service providers, (2) $0.6 million to continue the upgrade of our bio-fertilizer facility and bio-enhanced feed facility, (3) $1.25 million for our AF-01 anti-viral aerosol agent project for research and development, for acquiring a Good Manufacturing Practice (GMP) factory and to market anti-viral aerosol agents, (4) $1.7 million as working capital, including marketing fees, R&D expenses and operating cost as a public company.

We will need to seek additional sources of funding to sustain our operations. In the next year, we intend to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurance that we will be successful in obtaining this financing. On February 19, 2008, the Company successfully closed an equity financing with an individual investor and raised $650,000 cash.

To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Commitments and Contingencies

See Note19 to the Consolidated Financial Statements under Item 7 in Part II.

Off-Balance Sheet Arrangements

At December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

At the annual meeting of shareholders on July 18, 2007, the proposal of the appointment of Mao & Company, CPAs, Inc. as the Company’s independent auditors for the fiscal year ended December 31, 2007 was approved by the required votes of our shareholders. Mao & Company had also audited our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Through March 18, 2007, there was not any disagreement with our current certifying accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures.

ITEM 8A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2007 fiscal year. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

 Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley testing methodologies.

ITEM 8B OTHER INFORMATION

Not applicable.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CORPORATE GOVERNANCE, CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years. None of our directors or executive officers holds directorships in other public companies as of March 24, 2008. The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position
Wei Li	46	Chief Executive Officer and Chairman of the Board of Directors
Lianjun Luo	38	Chief Financial Officer and Director
Dachang Ju	67	Director
Yunlong Zhang	44	Director and General Manager of Kiwa Shandong
Qi Wang	41	Director and Vice President - Technical
Yvonne Wang	29	Corporate Secretary
Dianyuan Song	48	Vice President-Marketing
Xin Ma	31	Associate Chief Financial Officer
Jun Guo	40	CEO Assistant

Wei Li became our Chief Executive Officer and Chairman of the Board of Directors on March 12, 2004. From January 1, 2004 to the time of the Tintic/Kiwa merger, Mr. Li was the acting Chief Executive Officer of Kiwa Bio-Tech Products Group Ltd. Mr. Li founded Kiwa Bio-Tech Products Group Ltd. to capitalize on the growth of the ag-biotechnology industry in China. Prior to founding Kiwa Bio-Tech Products Group Ltd., Mr. Li founded China Star, an entity which provides integrated financial services and/or venture investments to growth businesses in China. Mr. Li served as President of China Star from June 1993 to January 2004. In 1989, Mr. Li founded Xinhua International Market Development Co. Ltd., a company which engaged in investing in China’s high tech, pharmaceutical, medical device, media, entertainment and real estate industries. Mr. Li holds a B.S. in Finance from Hunan Finance and Economics University.

Lianjun Luo became our Chief Financial Officer on March 12, 2004, and one of our directors on March 27, 2004. Mr. Luo served as the Chief Executive Officer of Kiwa Bio-Tech Products Group Ltd. from October 2002 to December 2003. From January 2002 to October 2002, Mr. Luo served as the Chief Financial Officer of China Star. From August 2000 to December 2001, Mr. Luo served as manager of Security Department and Assistant to President at Jilin Hengfa Group Ltd., a Chinese drug manufacturing company, responsible for the company’s preparation for an aborted IPO and for merger and acquisition activities. From May 1998 to July 2000, Mr. Luo worked as manager of Investment Department and Associate General Manager for Hongli Enterprise Ltd., a Chinese investment company on merger and acquisition transactions. Mr. Luo obtained his law degree from China University of Political Science and Law in 1993. Mr. Luo is a certified public accountant and lawyer in China.

Dachang Ju became one of our directors on March 12, 2004. From 1987 to 1999 when he retired, Mr. Ju worked as General Manager of XinShen Company, an investment firm in China. He was responsible for the company's daily operations and investment decision making. He served as a board member of Kiwa Bio-Tech Products Group Ltd. since 2003 and a board member of China Star from 1999 to 2000. Mr. Ju holds a B.S. in mathematics from Capital Normal University in Beijing, China.

Yunlong Zhang became one of our directors on March 27, 2004. From May 2000 to 2007, Mr. Zhang had been the General Manager of China Star, responsible for the group’s daily operations. From 1994 to 2000, Mr. Zhang served as the head of the Investment Department at China National Economic and Systems Reform Research and Services Center, an economic reform think tank for the central government. Mr. Zhang holds a degree in statistics.

Qi Wang became our Vice President - Technical on July 19, 2005 and was elected one of our directors of the Company on July 18, 2007. Prof. Wang also acts as Director of Kiwa-CAU R&D Center since July 2006. Prof. Wang served as a Professor and Advisor for Ph.D. students in Department of Plant Pathology, China Agricultural University since January 2005. Prior to that, he served as an assistant professor and lecturer of CAU since June 1997. He obtained his master degree and Ph.D. in agricultural science from CAU in July 1994 and July 1997, respectively. Prof. Wang received his bachelor’s degree of science from Inner Mongolia Agricultural University in July 1989. He is a committee member of various scientific institutes in China, including the National Research and Application Center for Increasing-Yield Bacteria, Chinese Society of Plant Pathology, Chinese Association of Animal Science and Veterinary Medicine.

Yvonne Wang became our Secretary in September 2005. Prior to that, she served as assistant of Executive and manager of the Company’s US office since April 2003. She obtained her B.S. degree of Business Administration in July 2001, from University of Phoenix. She is also a Realtor and committees in California, and a certified Notary Public from California’s Secretary of State.

Dianyuan Song became our Vice President-Marketing in February 2008, prior to that Mr. Song served as Marketing and Sales Director of Kiwa since he joined Kiwa in October 2007. Mr. Song served as a member of senior management of HuaKen Group of China, which is a large enterprise group specializing in marketing and distributing of fertilizer in China. Mr. Song holds a Bachelor’s degree from Agriculture University of Shenyang.

Xin Ma became our Associate Chief Financial Officer in January 2006. Prior to that Mr. Ma served as financial controller of LangChao Group. He obtained his MSc. Degrees of Management and of Finance in 2005 and 2006 respectively from the University of Leicester.

Jun Guo became our CEO Assistant in June 2007. Prior to that Mr. Guo served as General Manager of Shijiazhuang Yongfeng Feed Co., Ltd. and Shenyang Yiming Feed Co, Ltd. for two years respectively. Mr. Guo holds a Bachelor’s degree from Sichuan Institute of Animal Husbandry and Veterinary Medicine.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and certain other shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely upon a review of the copies of such reports, during 2007, all of the required filings were made on a timely basis.

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

Board Composition; Audit Committee and Financial Expert

Our Board of Directors is currently composed of five members: Wei Li, Lianjun Luo, Dachang Ju, Yunlong Zhang and Qi Wang. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have an audit committee. We intend, however, to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

The Board has determined that at least one person on the Board, Lianjun Luo, qualifies as a “financial expert” as defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act. Mr. Luo does not meet the definition of an “independent” director set forth in Rule 4200(a)(15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under.

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

The Company had no officers or directors whose total annual salary and bonus during either 2007 or 2006 exceeded $100,000.

Currently, the main forms of compensation provided to each of our executive officers are: (1) annual salary; (2) performance bonus stipulated in their respective employment agreements; and (3) the granting of incentive stock options subject to approval by our Board of Directors.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

							Nonqualified
Name and						Non-Equity	Deferred	All Other
principal				Stock	Option	Incentive Plan	Compensation	Compensation
position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wei Li, CEO	2007	75,000	Nil	Nil	Nil	Nil	Nil	Nil	75,000
Wei Li, CEO	2006	75,000	21,000	Nil	29,262	Nil	Nil	Nil	125,262

Lianjun Luo, CFO	2007	48,000	12,000	Nil	Nil	Nil	Nil	Nil	60,000
Lianjun Luo, CFO	2006	48,000	12,000	Nil	21,162	Nil	Nil	Nil	81,162

(1)
The bonus amounts for fiscal 2006 were accrued pursuant to the terms of Wei Li’s employment agreements with the Company. Wei Li’s bonus payment is subject to approval of the Board of Directors of the Company. For material terms of the employment agreements, see additional information below under subheading entitled “Employment Contracts and Termination of Employment Upon a Change of Control.”

(2)
Options granted on December 12, 2006. For material terms of the grant, see additional information below under subheading entitled “2004 Stock Incentive Plan” under this Item 10. The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model.

Employment Contracts and Termination of Employment and Change of Control Arrangements

On July 31, 2006, we entered into an employment agreement with our Chief Executive Officer, Wei Li, for a three-year term, commencing on January 1, 2006. Pursuant to this agreement, Mr. Li will receive a salary at the rate of RMB768,000 (approximately $105,000) per annum, of which RMB600,000 will be paid in equal monthly installments of RMB50,000 ($6,845) during the period of employment, prorated for any partial employment period, and RMB168,000 ($23,000) will be paid as an annual performance bonus in three months after each employment year. Mr. Li will receive such annual increases in salary as may be determined by our Board of Directors at our annual meeting. Mr. Li is also entitled to an annual grant of stock options under our employee stock option plan as determined by the Board of Directors. Mr. Li is entitled to three-month’s severance if his employment is terminated without cause.

On July 31, 2006, we entered into an employment agreement with our Chief Financial Officer, Lianjun Luo, for a three-year term, commencing on January 1, 2006. Pursuant to this 2006 agreement, we will pay Mr. Luo an annual salary at the rate per annum of RMB480,000 (approximately $65,700), of which RMB384,000 will be paid in equal monthly installments of RMB32,000 during the period of employment, prorated for any partial employment period, and RMB96,000 will be paid as an annual performance bonus in three months after each employment year for the successful completion of all goals and objectives of that year. Mr. Luo is entitled to an annual grant of stock options under our employee stock option plan as determined by the Board of Directors. Mr. Luo is entitled to three month’s severance if his employment is terminated without cause.

There are no compensatory plans or arrangements with respect to a named executive officer that would result in payments or installments in excess of $100,000 upon the resignation, retirement or other termination of such executive officer's employment with us or from a change-in-control.

Stock Incentive Plan and Option Grant

2004 Stock Incentive Plan

On May 10, 2004, our Board of Directors approved equity incentive awards to certain of our directors, officers and employees and/or consultants and adopted, subject to stockholder approval, our 2004 Stock Incentive Plan (the “Plan”). Our stockholders approved the Plan on June 3, 2004, and an amendment to the Plan on September 12. 2006. There are 3,047,907 shares reserved for issuance of options and other stock awards under the Plan. The number of shares that may be granted to any participant in a fiscal year is 500,000. Options issued under the Plan will expire not more than ten years from the date of grant.

The Plan is a key aspect of our compensation program, designed to attract, retain, and motivate the highly qualified individuals required for our long-term success.

Stock Option Grant

On December 12, 2006, our Board of Directors granted 2,000,000 options under the Plan, of which 823,700 shares were granted to the current executive officers and directors. The exercise price was $0.175, equal to the closing price of our common stock on December 12, 2006. Pursuant to the approval of Board of Directors, after each of the first and second anniversaries of the grant date, 33% percent of the options will become exercisable. After the third anniversary of the grant date, 34% of the options will become exercisable.

During the second quarter of 2007, a total number of 362,100 unexercised stock options was returned to the Plan pool following the separation of certain company employees. These stock options are available for future grant.

On December 12, 2007, 540,507 outstanding stock options were vested, among which 271,821 stock options in total are held by our current executive officers.

No options were granted under the Plan during 2007.

Outstanding Stock Option At 2007 Fiscal Year-End

The following table sets forth the status of all outstanding options of the Company as of December 31, 2007.

Option Grant Table

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Grant Date	Option Expiration Date
Wei Li	60,324	122,476	182,800	(1)	0.175	2006-12-12	2016-12-4
Lianjun Luo	43,626	88,574	132,200	(1)	0.175	2006-12-12	2016-12-4
Yunlong Zhang	50,787	103,113	153,900	(1)	0.175	2006-12-12	2016-12-4
Qi Wang	40,095	81,405	121,500	(1)	0.175	2006-12-12	2016-12-4
Yvonne Wang	41,283	83,817	125,100	(1)	0.175	2006-12-12	2016-12-4
Xin Ma	35,706	72,494	108,200	(1)	0.175	2006-12-12	2016-12-4
Total	271,821	551,879	823,700

(1)	See information contained in subheading entitled “Stock Option Grant” under heading “2004 Stock Incentive Plan”.

Aggregate Option Exercises and Fiscal-Year-End Value

No stock options were exercised by any officers or directors during 2006 and 2007. We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2006 and 2007.

The fiscal-year-end value of unexercised options hold by executives was nil based on the closing price on December 31, 2007.

Aggregate Option Exercises in 2007 and FY-End Option Values
(a)	(b)	(c)	(d)	(e)	(f)	(g)
	Shares Acquired on Exercise		Securities Underlying Unexercised Options at December 31, 2007 (Exercisable)		Securities Underlying Unexercised Options at December 31, 2007 (Unexercisable)
Name	Number (#)	Value Realized ($)	Number (#)	Value(1) ($)	Number (#)	Value (1) ($)
Wei Li	Nil	Nil	60,324	Nil	122,476	Nil
Lianjun Luo	Nil	Nil	43,626	Nil	88,574	Nil
Yunlong Zhang	Nil	Nil	50,787	Nil	103,113	Nil
Qi Wang	Nil	Nil	40,095	Nil	81,405	Nil
Yvonne Wang	Nil	Nil	41,283	Nil	83,817	Nil
Xin Ma	Nil	Nil	35,706	Nil	72,494	Nil
Total	Nil	Nil	271,821	Nil	551,879	Nil

(1)
The 2007 year-end value of unexercised options equals the difference between the option exercise price and the closing price of the Company stock at fiscal year end, multiplied by the number of shares underlying the options. The closing price of the Company stock on December 31, 2007, as reported on the NASD OTC Bulletin Board was $0.12 (the stock options are out-of-money).

Director Compensation for 2007

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors, and did not compensate our directors in 2007 for services performed as directors.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2007 certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 81,519,676 shares of our common stock outstanding as of December 31, 2007. None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Common Stock	Weil Li(1)	13,064,794	16.03%
Common Stock	Dachang Ju(2)	10,062,088	12.34%
Common Stock	Lianjun Luo	1,305,562	1.60%
Common Stock	Qi Wang	-	-
Common Stock	Yunlong Zhang	308,916	*
Common Stock	All Star Technology Inc.	12,356,672	15.16%
Common Stock	InvestLink (China) Limited	10,062,088	12.34%
Common Stock	All officers and directors as a group (5) persons	24,741,360	30.35%

*	Less than 1%.

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

(2)
Consists of 7,812,088 shares of common stock held directly by InvestLink (China) Limited (“Investlink”) and 2,250,000 shares of common stock held by InvestLink as custodian for Guisheng Chen. InvestLink has the sole power to vote or direct the vote and dispose or direct the disposition of 10,062,088 shares but disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein. Dachang Ju exercises voting and investment control over the shares held by InvestLink. Dachang Ju is a principal stockholder of InvestLink and may be deemed to beneficially own such shares, but disclaims beneficial ownership in such shares held by InvestLink except to the extent of his pecuniary interest therein.

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2007 about our equity compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,637,900	$0.175	1,410,007
Equity compensation plans not approved by security holders	—	—	—
Total	1,637,900	—	1,410,007

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For description of transactions with related parties, see Note 12 to Consolidated Financial Statements under Item 7 in Part II.

Under the independence standard set forth in Rule 4200(a) (15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under, none of the members of the Board of Directors are independent.

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

Mr. Dachang Ju is a principal stockholder of InvestLink (China) Limited, which holds directly 7,812,088 shares of our common stock and 2,250,000 shares of common stock as custodian, Mr. Ju may be deemed to beneficially own such shares. Mr. Ju exercises voting and investment control over such shares.

Mr. Lianjun Luo is Chief Financial Officer of the Company.

Prof. Qi Wang is the Director of Kiwa-CAU R&D centre and also Vice President of the Company.

Mr. Yunlong Zhang is General Manager of Kiwa Shandong.

ITEM 13 EXHIBITS

Description of Exhibits
Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23 2004	3.1
3.2	Bylaws, effective as of July 22, 2004.	Form 8-K filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of September 27, 2006.	Form 10-QSB filed on November 15, 2006	3.3
10.58	Consulting Agreement dated April 9, 2007, between Kiwa Bio-Tech Products Group Corporation and First Trust Group, Inc.	Form 10-QSB filed on May 14, 2007	10.58
10.59	Termination of Agreement dated July 15, 2007 between Kiwa Bio-Tech Products Group Ltd. and China Hua Yang Roneo Corporation	Form 10-QSB filed on August 14, 2007	10.59

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
10.60	Termination of Agreement dated July 18, 2007 between Kiwa Bio-Tech Products Group Ltd. and Shengkui Technologies Inc.	Form 10-QSB filed on August 14, 2007	10.60
10.61	Termination of Agreement dated July 22, 2007 between Kiwa Bio-Tech Products Group Ltd. and UPB International Sourcing Limited	Form 10-QSB filed on August 14, 2007	10.61
10.62	Advance agreement with Wei Li dated June 30, 2007	Form 10-QSB filed on November 7, 2007	10.62
10.63	Advance agreement with Wei Li dated September 10, 2007	Form 10-QSB filed on November 7, 2007	10.63
10.64	Stock Purchase Agreement between the Company, Wei Li and the Investors named therein dated October 24, 2007	Form 8-K filed on October 29, 2007	10.1
10.65	Stock Purchase Agreement between the Company, Wei. Li and the Investors named therein dated October 24, 2007.	Form 8-K filed on October 29, 2007	10.2
10.66	Advance agreement with Wei Li dated January 10, 2008	Form 8-K filed on January 11, 2008	10.01
10.67	Stock Purchase Agreement between the Company and Yuxin Zhou dated February 19, 2008.	Form 8-K filed on February 22, 2008	10.01
21	List of Subsidiaries	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Public Accountants for 2007 and 2006

Audit Fees

Mao & Company, CPAs, Inc. audited our financial statements for year-end 2007 and 2006, and reviewed our quarterly financial statements for 2007. Since we do not have a formal audit committee, our entire Board of Directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to the Company’s accountants, but our board of directors approved the engagement of Mao & Company, CPAs, Inc. before engagement. All of the services described below were approved by our board of directors prior to performance. The board of directors has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

The aggregate audit fees for 2007 were approximately $77,900. The amounts include fees for professional services rendered by Mao & Company, CPAs, Inc. in connection with the audit of our consolidated financial statements for the 2007 fiscal year and reviews of our quarterly reports on the Form 10-QSB for the first, second and third quarters of 2007 fiscal year.

The aggregate audit fees for 2006 were approximately $73,000. The amounts include fees for professional services rendered by Mao & Company, CPAs, Inc. in connection with the audit of our consolidated financial statements for the 2006 fiscal year and reviews of our quarterly reports on the Form 10-QSB for the first, second and third quarters of 2006 fiscal year.

Audit-Related Fees

Audit-related fees for 2007 for assurance and related services by Mao & Company, CPAs, Inc. were $5,600. The amounts include fees for auditing the financial statements in relation to the preparation and filing of the post-effective amendments for our registration statement on Form SB-2.

Audit-related fees for 2006 for assurance and related services by Mao & Company, CPAs, Inc. and Grobstein, Horwath & Company, LLP were $7,100 and $9,500. The amounts include fees for auditing the financial statements in relation to the preparation and filing of our registration statement on Form SB-2.

Tax Fees

Tax service fees billed to a tax consultant for 2007 were $4,500. Tax service fees billed to Mao & Company, CPAs, Inc. for 2006 were $4,500.

All Other Fees

There were no additional aggregate fees billed by Mao & Company, CPAs, Inc. for 2007 and 2006 for other services rendered to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2008.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

By:	/s/ Wei Li
Wei Li Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2008.

/s/ Wei Li	March 25, 2008	Chief Executive Officer and
Wei Li		Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Lianjun Luo	March 25, 2008	Chief Financial Officer and Director
Lianjun Luo		(Principal Financial Officer and
Principal Accounting Officer)

/s/ Dachang Ju	March 25, 2008	Director
Dachang Ju

/s/ Yunlong Zhang	March 25, 2008	Director
Yunlong Zhang

/s/ Qi Wang	March 25, 2008	Director
Qi Wang

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND ITS SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Kiwa Bio-Tech Products Group Corporation

We have audited the accompanying consolidated balance sheets of Kiwa Bio-Tech Products Group Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kiwa Bio-Tech Products Group Corporation and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mao & Company CPAs, Inc.

New York, New York
March 18, 2008

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
(AUDITED)

Item	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$61,073	$498,103
Accounts receivable, net of bad debt allowance of $277,140 and $258,667, respectively	470,298	929,446
Inventories	818,329	541,340
Prepaid expenses	70,460	302,007
Other current assets	67,372	57,011
Total current assets	1,487,532	2,327,907
Property, Plant and Equipment
Buildings	1,125,128	1,046,116
Machinery and equipment	697,205	585,282
Automobiles	76,154	47,772
Office equipment	93,231	78,096
Computer software	9,877	9,240
Property plant and equipment - total	2,001,595	1,766,506
Less: accumulated depreciation	(433,690)	(286,039)
Property plant and equipment - net	1,567,905	1,480,467
Construction in progress	67,262	34,548
Intangible asset - net	296,245	337,027
Deferred financing costs	129,793	211,793
Deposit to purchase the proprietary technology	126,443	126,443
Total assets	$3,675,180	$4,518,185
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$1,862,043	$958,368
Construction costs payable	316,902	366,879
Due to related parties-trade	164,280	25,612
Due to related parties-non-trade	508,344	496,806
Current portion of bank notes payables	2,889	5,405
Total current liabilities	2,854,458	1,853,070
Long-term liabilities, less current portion:
Unsecured loans payable	1,574,350	1,472,717
Bank notes payable	17,988	1,351
Long-term convertible notes payable	2,058,625	2,365,962
Less: discount relating to warrants	(856,308)	(1,371,446)
Long-term convertible notes payable - net	1,202,317	994,516
Total long-term liabilities	2,794,655	2,468,584

Minority interest in a subsidiary	110,838	103,362

Shareholders’ equity (deficiency)
Common stock - $0.001 par value Authorized 200,000,000 shares. Issued and outstanding 81,519,676 and 70,149,556 shares at December 31, 2007 and 2006, respectively	81,520	70,150
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	9,217,876	8,311,975
Stock-based compensation reserve	(307,053)	(523,468)
Deficit accumulated	(11,074,522)	(7,766,654)
Accumulated other comprehensive income	(2,592)	1,166
Total shareholders’ equity (deficiency)	(2,084,771)	93,169
Total liabilities and stockholders’ equity	$3,675,180	$4,518,185

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AUDITED)

Item	Fiscal Years Ended December 31,
	2007	2006
Net sales	$9,129,779	$2,506,715
Cost of sales	8,603,795	2,326,419
Gross profit	525,984	180,296

Operating expenses
Consulting and professional fees	794,324	822,529
Officers’ compensation	285,941	89,528
General and administrative	901,545	544,696
Selling expenses	363,131	521,608
Research and development	177,773	119,719
Depreciation and amortization	129,298	172,011
Allowance and provision	588	220,148
Total operating expenses	2,652,600	2,490,239
Operating loss	(2,126,616)	(2,309,943)

Interest expenses	(766,411)	(231,559)
Loss before minority interest in a subsidiary’s deficit	(2,893,027)	(2,541,502)
Minority interest in a subsidiary’s deficit	(332)	19,356
Net loss from continuing operation	(2,893,359)	(2,522,146)

Loss from discontinued operations
Net income ( loss) - Urea Entrepot Trade	(414,509)	238,047
Net loss	(3,307,868)	(2,284,099)

Other comprehensive loss:
Translation adjustment	(61,111)	(95,776)
Comprehensive loss	$(3,368,979)	$(2,379,875)

Net profit (loss) from continuing operations per common share -basic and diluted	$(0.038)	$(0.040)
Net profit (loss) on discontinued operations per common share -basic and diluted	$(0.005)	$0.004
Weighted average number of common shares outstanding-basic and diluted	75,543,446	63,646,482

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(AUDITED)

	Common Stock		Additional Paid-in Capital	Stock-based Compensation Reserve	Accumulated Deficits	Other Comprehensive Income	Total Stockholders’ Deficiency
	Shares	Amount
Balance, January 1, 2006	59,235,930	59,236	4,835,968	-	(5,482,555)	22,358	(564,993)
Issuance of detachable warrants in conjunction with the advances from a related party dated March 31, 2006	-	-	5,145	-	-	-	5,145
Issuance of 5 million shares of common stock pursuant to the Stock Purchase Agreement dated as of March 10, 2006	5,000,000	5,000	740,416	-	-	-	745,416
Issuance of detachable warrants in conjunction with the issuance of convertible promissory notes on June 29, 2006, August 15, 2006 and October 31, 2006	-	-	1,467,956	-	-	-	1,467,956
Issuance of warrants to a financing consultant in June and August, Ocotber 2006	-	-	231,544	(231,544)	-	-	-
Amortizaton of fair value of warrants to a financing consultant in 2006	-	-	-	30,801			30,801
Issuance of common stock for exercise of warrants at July 6, 2006	50,000	50	-50	-	-	-	-
Issuance of common stock for exercise of warrants at August 9, 2006	500,000	500	8,500	-	-	-	9,000
Issuace of common stock as compensation to a investor relation consultant on October 10, 2006	1,800,000	1,800	430,200	-	-	-	432,000
Issuance of common stock as compensation to an officer on October 10, 2006	996,646	997	45,355	-	-	-	46,352
Issuance of common stock for exercise of warrants at October 10, 2006	350,000	350	7,350	-	-	-	7,700
Issuance of common stock for exercise of warrants at October 10, 2006	750,000	750	16,500	-	-	-	17,250
Issuance of common stock for conversion of a convertible note on Nobember 10, 2006	773,537	774	112,936	-	-	-	113,710
Employee stock option granted on December 12, 2006	-	-	326,810	(326,810)	-	-	-
Amortization of fair value of employee stock option granted in 2006	-	-	-	4,085	-	-	4,085
Issuance of common stock for conversion of principal of 6% Notes in the fourth quarter of 2006	693,443	693	83,345	-	-	-	84,038
Net loss for the year ended December 31, 2006	-	-	-	-	(2,284,099)	-	(2,284,099)
Other comprehensive income for the year ended December 31, 2006	-	-	-	-	-	(21,192)	(21,192)
Balance, January 1, 2007	70,149,556	70,150	8,311,975	(523,468)	(7,766,654)	1,166	93,169
Issuance of common stock for exercise of warrants at January 5, 2007	1,000,000	1,000	(1,000)	-	-	-	-
Issuance of common stock for cashless exercise of warrants on April 11, 2007	610,278	610	(610)	-	-	-	-
Issuance of common stock for cashless exercise of warrants on April 20, 2007	97,844	98	(98)	-	-	-	-
Issuance of common stock for conversion of principal and interest of 6% Notes during 12 months ended December 31, 2007	5,821,998	5,822	353,405	-	-	-	359,227
Issuance of 700,000 shares of common stock to a consultant on April 18, 2007	700,000	700	125,300	-	-	-	126,000
Issuance of 140,000 shares of common stock to a investor relations consultant on October 24, 2007	140,000	140	20,860	-	-	-	21,000
Issuance of 3,000,000 shares to two Chinese citizens designated by a related party on October 30, 2007	3,000,000	3,000	222,300	-	-	-	225,300
Issuance of 250,000 shares of warrants to a consultant	-	-	44,414	-	-	-	44,414
Amortizaton of fair value of warrants issued to a financing consultant during fiscal year ended December 31, 2007	-	-	-	77,181	-	-	77,181
Amortization of fair value of employee stock option cancelled	-	-	-	55,792	-	-	55,792
Amortization of fair value of employee stock options granted in 2006	-	-	-	83,442	-	-	83,442
Fair value of warrants issued to a related party in June	-	-	15,172	-	-	-	15,172
Fair value of warrants issued to a related party in September	-	-	60,742	-	-	-	60,742
Fair value of warrants issued to a related party in December	-	-	65,416	-	-	-	65,416
Net loss for fiscal ended December 31, 2007	-	-	-	-	(3,307,868)	-	(3,307,868)
Other comprehensive income fiscal year ended December 31, 2007	-	-	-	-	-	(3,758)	(3,758)
Balance, December 31, 2007	81,519,676	81,520	9,217,876	(307,053)	(11,074,522)	(2,592)	(2,084,771)

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

Item	Fiscal Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,307,868)	$(2,284,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291,309	200,815
Amortization of detachable warrants, options and stocks as compensation	1,132,902	137,374
Provision for doubtful debt and inventory impairment	588	224,614
Fair value of shares as compensation to an employee	-	46,352
(Gain)/Loss on disposal of fixed assets	2,033	2,077
Minority interest in subsidiary	332	(19,356)
Changes in operating assets and liabilities:
Accounts receivable	458,560	(429,297)
Inventories	(276,989)	(94,632)
Prepaid expenses	21,612	131,955
Other current assets	(10,361)	(29,825)
Accounts payable and accrued expenses	955,565	22,162
Due to related parties-trade	208,668	25,612
Net cash used in operating activities	(523,649)	(2,066,248)
Cash flows from investing activities:
Purchase of property and equipment	(206,446)	(36,600)
Acquisition of intangible assets	-	(126,443)
Net cash used in investing activities	(206,446)	(163,043)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	754,416
Proceeds from subscription of common stock
Proceeds from related parties	720,172	685,906
Proceeds from long-term convetible notes	-	2,204,000
Repayment to related parties	(388,196)	(651,069)
Repayment of convertible notes payable	-	(307,135)
Repayment of long-term borrowings	(23,385)	(20,785)
Net cash provided by financing activities	308,591	2,665,333
Effect of exchange rate changes on cash and cash equivalents	(15,526)	47,485
Cash and cash equivalents:
Net increase (decrease)	(437,030)	483,527
Balance at beginning of period	498,103	14,576
Balance at end of period	$61,073	$498,103

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$247	$103,313
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Issuance of detachable warrants in conjunction with loans	$141,330	$1,473,101
Fixed assets invested by minority shareholer of subsidiary	-	120,000
Issuance of warrants as compensation and grant of stock option	44,414	558,534
Issuance of common stock for long-term convertible notes payable and interest	359,227	197,748
Issuance of stock as compensation to consultants	147,000	432,000
Issuance of stock to repay related-party	225,300	-
Issuance of stock for cashless exercise of warrants	1,708	50
Issuance of stock for warrant exercise with accrued interest setoff	-	24,950

SEE ACCOMPANYING NOTES

Notes to Consolidated Financial Statements

References herein to “we”, “us”, “our” or “the Company” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned and majority-owned subsidiaries unless the context specifically states or implies otherwise.

1.	Background and Basis of Presentation

Organization - We are the result of a share exchange transaction accomplished on March 12, 2004 between Tintic Gold Mining Company, a Utah corporation, and Kiwa Bio-Tech Products Group Ltd. (“Kiwa BVI”). The exchange transaction resulted in a change of control of Tintic, with former Kiwa BVI stockholders owning approximately 89% of Tintic on a fully diluted basis, and Kiwa BVI became Tintic’s wholly-owned subsidiary. Subsequent to the share exchange, Tintic changed its name to Kiwa Bio-Tech Products Group Corporation. On July 21, 2004, we completed our reincorporation in the State of Delaware.

Business - Our business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China. We have acquired technologies to produce and market bio-fertilizer and bio-enhanced feed products, and also are developing a veterinary drug based on AF-01 anti-viral aerosol technology.

Basis of Presentation - The consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, Kiwa BVI and Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”), and also its majority-owned subsidiary, Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”). These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In addition, all of the Company’s transactions undertaken in China are denominated in Renminbi (“RMB”), which must be converted into other currencies before remittance out of China may be made. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the Chinese government. In recent years, the Chinese government has gradually losen its control over foreign exchange, especially on current foreign exchange accounts, for instance, canceling of advance examination and approval for the opening of current foreign exchange accounts and enhancing of quota of current foreign exchange accounts.

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

As of December 31, 2007, there was $277,140 in accounts receivable aged over 365 days old, we have provided $277,140 bad debt provision based on all accounts receivable over one year as of December 31, 2007.

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

As of December 31, 2007, the Company’s current ratio was 0.52 and quick ratio was 0.23 and we had an accumulated deficit of $11,074,522, and we incurred net losses of $3,307,868 and $2,284,099 during the years ended December 31, 2007 and 2006, respectively. This trend is expected to continue. Our remaining capital resources are insufficient to allow the Company to execute its business plan in the next year. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization. These factors create substantial doubt about our ability to continue as a going concern.

In 2008, we plan to develop new products of both bio-fertilizer and bio-enhanced feed to adjust our product mix and achieve higher average gross margin, especially in the bio-enhanced feed sector. We plan to further strengthen our market developing power. It is expected that key accounts in several significant regional bio-fertilizer markets will generate material revenue to the Company after nearly two-years of marketing effort. We will keep on expanding our sales volume of high-margin products in 2008 in the bio-enhanced feed sector.

Currently we have insufficient cash resources to accomplish the following investment objectives.. If we obtained the necessary financing, we plan to (1) finish the upgrade of Kiwa Shandong’s fermentation facilities, which will allow us to fully utilize the patent we acquired from CAU and further reduce production costs; (2) setting up a new bio-enhanced feed production line, producing high-margin spawn feed; (3) close the acquisition of a GMP-qualified veterinary factory, and (4) procure approval of a number of veterinary drug products for the AF-01 technology.

In the next year we estimate that we will need at least $4 million in total broken down as follows: (1) $0.5 million to service debt obligations and satisfy accounts payable to venders and service providers, (2) $0.6 million to continue the upgrade of our bio-fertilizer facility and bio-enhanced feed facility, (3) $1.25 million for our AF-01 anti-viral aerosol agent project for research and development, for acquiring a Good Manufacturing Practice (GMP) factory and to market anti-viral aerosol agents, (4) $1.7 million as working capital, including marketing fees, R&D expenses and operating cost as a public company. On February 19, 2008, the Company successfully closed an equity financing with an individual investor and raised $650,000 cash.

To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

The Company’s registered independent public accounting firm, in their report on the consolidated financial statements as of and for the year ended December 31, 2007 and 2006 contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, have included an explanatory paragraph in their opinion indicating that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Foreign Currency Translation - The functional currency of the Company is China RMB, which is the primary medium of exchange where Kiwa Shandong and Kiwa Tianjin operate. The Company reports its financial results in United States dollars (“U.S. dollars” or “US$”).

Translations of amounts from RMB into U.S. dollars were at approximately US$1.00 = RMB8.28 for all periods prior to July 21, 2005. Due to the stability of the RMB during the periods covered by the consolidated financial statements prior to July 21, 2005, no material exchange differences exist during the aforesaid period. On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-US$ exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$1.00 = RMB8.00. The Company translates it’s China subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date (on December 31, 2007, the prevailing exchange rate of the U.S. dollar against the RMB was US$1.00 = RMB7.3046), and the statement of operations is translated at the average rates over each quarterly reporting period. Equity items are translated at historical exchange rates. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the results of operations as incurred.

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

The VAT rate applied for Kiwa Tianjin, as a small-scale VAT taxpayer, is 6%. However as a livestock feed producer, it is exempted from VAT. Such VAT exemption shall be approved by the local tax authority each year. On January 27, 2007, the local tax authority approved the exemption from VAT for Kiwa Tianjin’s revenues for fiscal year 2007.

Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”, the company must recognize revenue based on the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) if the company carries out a transaction which has the following indicators: (1) the supplier (not the company) is the primary obligor in the arrangement; (2) the amount the company earns is fixed; and (3) the supplier (and not the company) has credit risk. We evaluate the relevant facts and circumstances of our urea entrepot trade, and recognize net amount as revenue for Urea entrepot business. During the fiscal year December 31, 2006, we recognized $800,000 revenue from urea entrepot trade; nil revenues were recognized during fiscal 2007. urea entrepot trade operation was discontinued and has been classified as a discontinued operation.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of December 31, 2007, potentially dilutive securities aggregated 53,438,892 shares of common stock.

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

During the first quarter of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effect(s) of a position be recognized only if it is “morelikely-than-not” to be sustained based solely on its technical merits as of the reporting date. The morelikely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. The more-likelythan-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle. We evaluated our tax positions and believe there is no material uncertainty on our income tax issues for fiscal 2007.

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

Construction in progress represents factory and office buildings under construction. The Company capitalizes interest during the construction phase of qualifying assets in accordance with SFAS No. 34, “Capitalization of Interest Cost”. No interest was capitalized during twelve months ended December 31, 2007 and 2006.

Depreciation costs were charged into costs of production or periodic expenses in accordance with the utilization of relating property, plant and equipment. However, due to the abnormally low production capacity in Kiwa Shandong in 2007 and 2006, we pro rata charged part of the depreciation of production facilities into production cost in accordance with the proportion of actual capacity to normal capacity, and the rest into operating expenses.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The Company has determined that there was no impairment of long-lived assets as of December 31, 2007.

Derivative Instruments - The Company accounts for financial instruments under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative financial instruments be recognized in the consolidated financial statements and maintained at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

Financial Instruments and Fair Value - SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments.

The carrying amounts for cash and cash equivalents, accounts receivable, other receivables, deposits and prepayments, short-term borrowings, accounts payable, other payables and accruals approximate their fair values because of the short maturity period of those instruments.

Stock Issued for Compensation and Financing - Effective January 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004), “Share Based Payment,” which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line attribution method under SFAS No. 123(R).

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

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income or business entity. For an employer with publicly traded equity securities, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2008.

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

In December 2007, the FASB revised SFAS No. 141 “Business Combinations”. This Statement provides detailed guidance for entities in recognizing and measuring in financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirers business. It also lays out principals in recognizing and measuring the goodwill acquired in the business combination or a gain from bargain purchase. In the perspective of information disclosure, this statement determines what information needs to be disclosed, so as to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statement.

In December 2007, the FASB also issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”. The essential objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements through establishing accounting and reporting standards. SFAS No. 160 requires that (1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value (the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment); and (5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	Accounts Receivable

As of December 31, 2007 the balance of $470,298 is net of bad debt provision of $277,140. All bad debt provision relates to our bio-fertilizer business.

The balance of $929,446, net of bad debt provision of $258,667, on December 31, 2006 consists of primarily $800,000 from the urea entrepot trade business, which was fully collected during the first quarter of 2007.

4.	Inventories

Inventories consisted of the following as of December 31, 2007 and December 31, 2006:

Item	December 31, 2007	December 31, 2006
Raw materials	$686,289	$439,828
Finished goods	132,040	101,512
Total	$818,329	$541,340

There was no inventory exceeding their quality guarantee period as of December 31, 2007. We provided allowance of $48,039 for inventories exceeding their quality guarantee period for the fiscal year ended December 31, 2006. Those inventories were sold in 2007 and the related provision was written off.

5.	Prepaid expenses

Prepaid expenses consisted of the following as of December 31, 2007 and December 31, 2006:

Item	December 31, 2007	December 31, 2006
Prepaid stock-based compensation to consultants	$46,865	$256,800
Prepaid charges relating to urea entrepot trade	-	30,097
Others	23,595	15,110
Total	$70,460	$302,007

(i) Prepaid stock-based compensation to investor relation consultant

Pursuant to a consulting agreement with an investor relation consultant, on April 18, 2007 we issued to the consultant 700,000 shares of common stock and warrants to purchase 250,000 shares of the Company’s common stock with an exercise price equal to $0.25. The fair value of the stock and warrants will be amortized over the period that services will be delivered under the agreement (one year commencing on April 1, 2007).

Pursuant to an investor relations and international sales and distribution agreement with an investor relation consultant dated August 7, 2006, we issued 1.8 million shares of our common stock to the consultant as partial compensation on October 10, 2006. We evaluated the fair value of the stock based on the closing price of our common stock on the issuance date, and amortized it over the period that services will be delivered under the agreement (one year commencing on August 1, 2006).

(ii) Prepaid charges relating to urea entrepot trade.

We engaged in urea entrepot trade during 2006. As of December 31, 2006, the $30,097 balance is the prepaid charges in connection with the urea entrepot trade. During 2007, we classified urea entrepot trade as a discontinued operation and relevant prepaid expenses were fully amortized during 2007.

6.	Property, Plant and Equipment

The total gross amount of property, plant and equipment was $2,001,595 and $1,766,506 as of December 31, 2007 and 2006, respectively. The increase of $235,089 or 11.7% is mainly due to purchase of property and equipment for upgrading the Kiwa Shandong facility.

Depreciation expense was $147,651 and $93,048 for the twelve months ended December 31, 2007 and 2006, respectively.

All of our property, plant and equipment has been used as collateral to secure the 6% Notes (See Note 14 below).

7.	Intangible Assets

The Company’s intangible asset as of December 31, 2007 consisted of a patent as follows:

Amortization Year	Gross carrying value	Accumulated amount of amortization	Net Value at December 31, 2007
8.5	$480,411	$184,166	$296,245

The following table presents future expected amortization expense related to the patent:

Future expected amortization	Amount
2008	56,519
2009	56,519
2010	56,519
2011	56,519
2012	56,519
Thereafter	$13,650

This patent has been used as collateral to secure the 6% Notes (See Note 14 below).

8.	Deferred Financing Costs

The financing costs relating to 6% Notes (See Note 14 below) were $246,000 as of December 31, 2006 and 2007, respectively. These costs consist of financing commission paid to an investment bank, legal service fees, insurance premium and other related costs. The costs are being amortized over the three-year term of the 6% Notes, starting at various dates of each tranche of 6% Notes in 2006.

9.	Deposit to Purchase the Proprietary Technology

The balance of $126,443 as of December 31, 2007 and 2006 is partial payment of the first installment of the transfer fee for the Anti-viral Aerosol technology pursuant to a Technology Transfer Agreement dated May 8, 2006 (See Note 19 below).

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31, 2007 and December 31, 2006:

Item	December 31, 2007	December 31, 2006
Consulting and professional payables	$436,381	$419,835
Payables to material suppliers	425,306	99,263
Salary payable	212,219	71,793
Interest payable	192,275	80,775
Advances from customers	169,553	7,359
Insurance payable	95,247	89,290
Credit card balance	84,042	69,554
Office rental payable	80,960	54,926
Advances from employees	57,000	-
Others	109,060	65,573
Total	$1,862,043	$958,368

11.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of our bio-fertilizer facility in Shandong.

12.	Related Party Transactions

Amounts due to related parties consisted of the following as of December 31, 2007 and December 31, 2006:

Item	Notes	December 31, 2007	December 31, 2006
Mr. Wei Li (“Mr. Li”)-non-trade	(i)	$390,908	$32,398
Discount of fair value of warrant issued to Mr. Li		(88,195)	-
China Star Investment Management Co., Ltd. (“China Star”) -non trade	(ii)	205,631	464,408
Kiwa-CAU R&D Center-trade	(iii)	164,280	25,612
Total		$672,624	$522,418

(i) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2006, the remaining balance due to Mr. Li was $32,398. During the twelve months ended December 31, 2007, Mr. Li advanced $692,778 to the Company and was repaid $334,268 (including $225,300 repaid by issuance of three million shares of common stock in October). As of December 31, 2007, the balance due to Mr. Li was $390,908. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

The Company has also granted detachable warrants to Mr. Li to purchase an aggregate of 2,166,991 shares of common stock relating to several advances to the Company during the twelve months ended December 31, 2007. The following table summarizes the number of shares underlying the warrants, exercise price and fair value of warrants that have been granted.

Time of issuance	Number of shares underlying warrants	Exercise price	Fair value
June 2007	220,886	$0.1055	$15,172
September 2007	1,069,615	$0.08	$60,742
December 2007	876,490	$0.12	$65,416
Total	2,166,991		$141,330

The fair value of the warrants will be amortized over the payment periods of their associated loans. As of December 31, 2007, the balance of discount of fair value of the warrants issued to Mr. Li was $88,194.

Motor Vehicle Lease

In December 2004, we entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is $2,054. We have extended this lease agreement with Mr. Li to the end of fiscal 2008.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes.

(ii) China Star

China Star is a company which is 28% owned by Mr. Li.

The balance due to China Star was $205,631 and $457,464 as of December 31, 2007 and 2006, respectively. In the twelve months ended December 31, 2007, China Star advanced an additional $27,394 to the Company and the Company had repaid $279,228 to China Star. China Star agreed that the Company could repay the balance when its cash flow circumstance allows.

(iii) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultual Universtiy (“CAU”, see Note 19), we agree to invest RMB1 million (approximately $137,000) each year to fund research at Kiwa-CAU R&D Center. Qi Wang, one of our directors commencing in July 2007 acts as Director of Kiwa-CAU R&D Center since July 2006.

During fiscal 2007 and 2006, we paid Kiwa-CAU R&D Center nil and $51,225. The balance due to Kiwa-CAU R&D Center at end of fiscal 2007 and 2006 was $164,280 and $22,418, respectively.

(iv) Challenge Feed

Challenge Feed owns 20% of Kiwa Tianjin’s equity, and Mr. Wenbin Li, one of Challenge Feed’s shareholders, is also in charge of daily operation of Kiwa Tianjin. As of December 31, 2007, the outstanding balance due to Challenge Feed was $13,690, which was unpaid rental from operating lease. There was no trade transactions between the Company and Challenge Feed in 2007. Merchandise purchase transactions between the Company and Challenge Feed in 2006 are as follows.

Merchandise Purchase from Challenge Feed

From the inception of Kiwa Tianjin in August of 2006 to September 31, 2006, the Company purchased from Challenge Feed a total of $201,084 in raw materials and $464,218 in finished goods. All such transactions were settled in seven days after each delivery pursuant to the terms of a related purchase agreement. For raw materials the price was determined by their historical purchase cost, and for finished products the price was determined by their actual production cost. There have been no such transactions after September 31, 2006.

Lease Agreement

The Company has entered into an agreement with Challenge Feed to lease the following facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area of approximately 2,500 square meters; (3) a concentrated feed production line for fowl and livestock; and (4) two workshops with floor area of approximately 1,200 square meters. The total monthly rental is RMB 50,000 (approximately $6,845). During fiscal year ended December 31, 2007, ten months rental has been paid, the outstanding balance due to Challenge Feed was $13,690.

13.	Unsecured Loans Payable

The balance of unsecured loans payable was $1,574,350 and $1,472,717 as of December 31, 2007 and 2006 respectively. The difference of $101,633 was due to the different exchange rates prevailing at the two dates. Unsecured loans payable consisted of the following at December 31, 2007 and 2006:

Item	December 31, 2007	December 31, 2006
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,232,100	$1,152,561

Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	$342,250	320,156
Total	$1,574,350	$1,472,717

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

According to the project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of RMB 480,000 ($65,712) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2007, the Company invested approximately $2.86 million for the property, plant and equipment of the project. Management believes that neither the Company nor management will be liable for compensation or penalty if such commitment is not fulfilled.

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

In conjunction with the sale and issuance of the 6% Notes, the Company entered into a Registration Rights Agreement, amended in October 2006, with the Purchasers pursuant to which the Company is required to file within 45 days a registration statement under the Securities Act covering the resale of the shares issued upon conversion of the 6% Notes. The Registration Rights Agreement imposes financial penalties if the Company does not timely complete the filing, or the registration statement is not declared effective within 120 days after being filed. The penalties are capped at 10% of the outstanding principal amount of the 6% Notes. The registration statement on Form SB-2 was first filed on August 11, 2006. Amendment No. 1 to the registration statement on Form SB-2/A was filed on October 20, 2006 and was declared effective on October 31, 2006. On June 29, 2007, we filed post-effective amendments for registration statement on this Form SB-2, which was declared effective by the SEC on July 31, 2007.

The closing for the sale of the 6% Notes occurred in three stages. Three sales of 6% Notes with a principal amount of $857,500, $735,000 and $857,500 respectively closed on June 29, August 15 and October 31, 2006. As of December 31, 2006, the Company received $2,450,000 in aggregate from the three sales of the 6% Notes.

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

The 6% Notes require the Company to procure the Purchaser’s consent to take certain actions including to pay dividends, repurchase stock, incur debt, guaranty obligations, merge or restructuring the Company, or sell significant assets.

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

The warrants issued to the investment bank in connection with each tranche of 6% Notes (amounting to 343,000 shares, 294,000 shares and 343,000 shares) are exercisable for three years and will have an exercise price equal to $0.2598. The fair value of these warrants at the time of their issuance was determined to be $94,005, $60,324 and $77,214 calculated pursuant to the Black-Scholes option pricing mode.

Pursuant to terms and conditions of 6% Notes, during the twelve months ended December 31, 2007, six investors converted $307,338 principal and $51,890 interest into 4,744,813 and 1,077,185 shares respectively. As of December 31, 2007, 6,515,440 shares of our common stock were issued in total under terms and condition of 6% Notes. The average conversion price was $0.068 per share. As of December 31, 2007, the balance of 6% Notes was $2,058,625.

On January 31, 2008, we entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of our 6% Notes Purchasers converting their unpaid interest of $112,917.25 in total, into principal with an interest rate of 2% per annum, which will be due on January 31, 2011. Other terms of the 2% Notes are similar to 6% Notes.

15.	Equity-Based Transactions

As of December 31, 2007 and December 31, 2006, the Company had 81,519,676 and 70,149,556 shares of common stock issued and outstanding, respectively. From January 1, 2007 to December 31, 2007, the Company has engaged in the following equity-based transactions:

On January 5, 2007, the Company issued 1,000,000 shares of common stock pursuant to cashless exercise of warrants.

On April 11, 2007, the Company issued 610,278 shares of common stock pursuant to cashless exercise of warrants.

On April 18, 2007, we issued 700,000 shares of common stock as compensation to an investor relations consultant as compensation.

On April 20, 2007, the Company issued 97,844 shares of common stock pursuant to cashless exercise of warrants.

On October 24, 2007, the Company issued 140,000 shares of common stock to an investor relations consultant as part of the compensation.

On October 30, 2007, we issued 3,000,000 shares to two Chinese citizens designated by a related party to repay a $70,000 balance due to the related party.

During the twelve months ended December 31, 2007, the Company issued 5,821,998 shares of common stock for conversions of principal and interest under our 6% Notes.

16.	Stock-based Compensation

(a) Summary Description of 2004 Stock Incentive Plan, as amended

The 2004 Stock Incentive Plan originally reserved 3,047,907 shares of our common stock for the issuance of options and other stock awards after the amendment approved by the 2006 annul shareholder meeting . Under the Plan, not more than 500,000 options or other stock awards may be granted to any participant in any fiscal year. Currently, the Stock Plan is administered by the Board. Employees, consultants and directors who are selected by the Board are eligible to receive options or stock purchase rights under the Plan subject to limitations set forth therein; provided, however, that only employees are eligible to be granted options intended to qualify as “incentive stock options” under the Internal Revenue Code of 1986, as amended (the “Code”). The exercise price of stock option awards may not be less than the fair market value on the date of grant, while nonstatutory stock options must have an exercise price of at least 85% of the fair market value on the date of grant. The exercise price of stock purchase rights may not be less than 85% of the fair market value of the shares of stock on either the date of grant or the date of purchase of the stock purchase right.

(b) Option Grant

On December 12, 2006, we granted 2,000,000 shares of stock option under our 2004 Stock Incentive Plan as amended During fiscal 2007, 362,100 stock options were returned to the Company when the holders separated from the Company without exercising the options. Consequently, as of December 31, 2007, 1,637,900 options were issued and outstanding.

Pursuant to the approval of Board of Directors, the exercise price of all our outstanding options was $0.175 per share, equal to the closing price of our common stock on December 12, 2006. On the first and second anniversaries of the grant date, 33% percent of the options will become exercisable. On the third anniversary of the grant date, 34% of the options will become exercisable.

The Company has adopted SFAS 123R effective as of January 1 2006. The fair value of the options granted at the grant date was determined to be $320,154 (approximately $0.16 per share), calculated pursuant to the Black-Scholes option pricing model. The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method. Unamortized fair value of stock options granted to those who separated from the Company has been charged to expense, while the options returned to the Company. We charged $139,233 and $5,336 as compensation expense in 2007 and 2006 respectively.

As of December 31, 2007, 540,507 shares of our issued and outstanding options vested and none were exercised. The closing price of our common stock on December 31, 2007 was $0.12 (lower than the exercise price), thus the year-end intrinsic value of options granted was nil.

17.	Segment Reporting

We had three principal business segments, bio-fertilizer, livestock feed and urea entrepot trade for fiscal 2006. Commecing from July 2007 when we terminated all agreements related to urea entrepot trade, we treated urea entrepot trade as discontinued and have been operating in the rest two segments Management believes that the following table highlights relevant information to the chief operation decision makers for measuring business performances and financing needs and preparing the corporate budget and other items. As most of the Company’s customers are located in China, no geographical segment information is presented.

Item	Bio-fertilizer	Livestock Feed	Urea Entrepot Trade(1)	Corporate (2)	Total
Fiscal Year ended December 31, 2007
Net sales	241,357	8,888,422	-	-	9,129,779
Gross profit	101,784	424,200	-	-	525,984
Operating expenses	403,984	442,833	-	1,805,783	2,652,600
Operating profit (loss)	(302,200)	(18,633)	-	(1,805,783)	(2,126,616)
Interest income (expense)	(3,739)	89	-	(762,761)	(766,411)
Minority interest in subsidiary	-	(332)	-	-	(332)
Net loss from discontinued operation (Commission paid to a related-party)	-	-	414,509	-	414,509
Net income (loss)	(305,939)	(18,876)	(414,509)	(2,568,544)	(3,307,868)

Total assets as of December 31, 2007	2,178,912	1,080,602	-	415,666	3,675,180

Fiscal Year ended December 31, 2006
Net sales	46,926	2,459,789	-	-	2,506,715
Gross profit	9,786	170,510	-	-	180,296
Operating expenses	824,840	267,968	-	1,397,431	2,490,239
Operating profit (loss)	(815,054)	(97,458)	-	(1,397,431)	(2,309,943)
Interest income (expense)	(8,260)	(1)	(817)	(222,481)	(231,559)
Minority interest in subsidiary	-	(19,356)	-	-	(19,356)
Net income from discontinued operation	-	-	238,047	-	-
Net income (loss)	(823,314)	(78,103)	237,230	(1,619,912)	(2,284,099)

Total assets as of December 31, 2006	2,408,634	559,805	851,249	698,497	4,518,185

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

(2) Beijing Representative Office of Kiwa Shandong fulfills part of corporate managerial function. Most of its expenses relating to this function were categorized into corporate segment.

18.	Income Tax

There is no provision (benefit) for income taxes for the years ended December 31, 2007 and 2006 since the Company and its subsidiaries have incurred operating losses and have established a valuation allowance equal to the total deferred tax asset.

The loss generated in the U.S., British Virgin Islands and China (Kiwa Shandong and Kiwa Tianjin) before income taxes in 2007 and 2006, respectively, was as follows:

	Years Ended December 31,
	2007	2006
Income (Loss) in U.S. before income taxes	$(1,693,745)	$(1,161,914)
Income (Loss) in British Virgin Islands before income taxes	(612,592)	237,230
Income (Loss) in Kiwa Shandong before income taxes	(982,656)	(1,281,312)
Income (Loss) in Kiwa Tianjin before income taxes	(18,875)	(78,103)
Total	$(3,307,868)	$(2,284,099)

The tax effect of temporary differences and operating loss carryforwards is as follows as of December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006
Deferred tax assets
Net operating loss carryforwards	$904,035	$712,309
Allowance for doubtful accounts receivable	41,571	38,800
Value difference of intangible assets	19,173	25,993
Impairment of inventories	-	7,206
Accrued expenses	141,867	93,708
	1,106,646	878,016
Deferred tax liabilities
Prepaid expenses	(3,539)	(47,568)
Deferred financing cost	(19,469)	(31,769)
	(23,008)	(79,337)

Valuation allowance	(1,083,638)	(798,679)
Net deferred tax assets	$-	$-

In accordance with the current tax laws in China, Kiwa Shandong and Kiwa Tianjin would normally be subject to a corporate income tax rate of 33% on its taxable income. However, in accordance with the relevant income laws in China, Kiwa Shandong and Kiwa Tianjin are exempt from corporate income taxes for their first two profitable years and are entitled to a 50% tax reduction for the succeeding three years. After the Enterprise Income Tax Law of the PRC promulgated on March 16, 2007 took effect as of January 1, 2008, fiscal year 2008 shall be regarded as the first profitable year for determining eligibility of these benefits even if Kiwa Shandong or Kiwa Tianjin have not been profitable in 2008. Kiwa Shandong and Kiwa Tianjin have not provided for any corporate income taxes since they had no taxable income for the years ended December 31, 2006 and 2005. The difference between the effective income tax rate and the expected statutory rate for Kiwa Shandong and Kiwa Tianjin was as follows:

	Year ended December 31,	Year ended December 31,
	2007	2006

Statutory rate	33.0%	33.0%
Income tax holiday	(33.0)%	(33.0)%
Effective income tax rate	-	-

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

Our net operating loss of the Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Shandong and Kiwa Tianjin could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant P.R.C. tax laws and regulations.

19.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

The Company leased an office in the United States under a commercial lease agreement with a third party expiring in June 2008, with an aggregate monthly lease payment of approximately $1,000. Pursuant to the lease agreements, rent expense for the fiscal year ended December 31, 2007 and 2006 was $12,000, for each year.

The Company leased an office in Beijing under an operating lease since May 2005 with an aggregate monthly lease payment of approximately RMB40, 767 (US$5,581) and the lease was terminated with the consent of both the lessor and the Company on July 14, 2007. The Company has leased a new office in Beijing from July 15, 2007. The operating lease agreement will expire at January 14, 2009. The monthly rental payment for the new office is RMB 82,322 ($11,270). Rent expense under the operating leases for the fiscal year ended December 31, 2007 and 2006 was $92,570 and $62,040, respectively.

The Company has entered into an agreement with Challenge Feed, its joint venture partner in Kiwa Tianjin, to lease several facilities for three years commencing on August 1, 2006. The total monthly rental is RMB 50,000 ($6,840). Pursuant to the lease agreement, rent expense for the fiscal year ended December 31, 2007 and 2006 was $82,080 and $31,610 (See Note 12 above).

Lease commitments under the foregoing lease agreements are as follows:

Fiscal year	Amount
2008	$223,320
2009	53,140
Total	$276,460

Technology acquisition

On May 8, 2006 the Company entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co. Ltd. ("JKB"). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to the Company. Pursuant to the agreement the Company will pay JKB a transfer fee of RMB10 million (approximately $1.369 million), of which RMB 6 million will be paid in cash and RMB 4 million will be paid in stock. The cash portion will be paid in installments, the first installment RMB 3 million was set for May 23, 2006 initially, of which RMB 1 million has been paid and both parties have agreed to extend the remaining RMB 2 million to the date when the application for new veterinary drug certificate is accepted. Three other installments of RMB 1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB 4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $137,000) each year to fund research at the R&D Center. The term of this Agreement is ten years starting from July 1, 2006. Qi Wang, one of our director commencing in July 2007 acts as Director of Kiwa-CAU R&D Center since July 2006.

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of November 13, 2006, the Company had invested approximately $1.79 million for the project. Management believes that neither the Company nor management will be liable for compensation or penalty if the commitment is not fulfilled.

20.	Subsequent Event

On February 19, 2008, the Company entered into a Stock Purchase Agreement with Yuxin Zhou, pursuant to which the Company agreed to issue 5,000,000 shares of our common stock for $650,000 cash. Of the total purchase price for the stock, 30% is due 10 days from the effective date of the Stock Purchase Agreement and the balance is due 10 days thereafter. The Company must deliver to the purchaser certificates evidencing the purchased shares within 30 days after receiving full payment. As of March 7, 2008, we had received full amount of the proceeds and we are processing the stock issuance.

In issuing the stock, the Company relied on Section 4(2) of the Securities Act of 1993 and Rule 506 of Regulation D promulgated under the act for its exemption from the registration requirements of the act. No underwriters or brokers were used in the transaction and no underwriting or broker fees were paid.