Form 10-Q
period 2008-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2008-05-09
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______
Commission File Number: 000-33167

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0632186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 West Foothill Blvd, Suite 206 Claremont, California	91711-2766
(Address of principal executive offices)	(Zip Code)

(909) 626-2358
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2008
Common Stock, $0.001 par value per share	88,191,960 shares

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

Item	March 31, 2008	December 31, 2007
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$236,929	$61,073
Accounts receivable, net of allowance for doubtful accounts of $290,827 and $277,140	681,210	470,298
Inventories	993,098	818,329
Prepaid expenses	39,980	70,460
Other current assets	116,434	67,372
Total current assets	2,067,651	1,487,532
Property, Plant and Equipment
Buildings	1,209,343	1,162,060
Machinery and equipment	687,141	660,273
Automobiles	79,252	76,154
Office equipment	97,023	93,231
Computer software	10,279	9,877
Property, plant and equipment - total	2,083,038	2,001,595
Less: accumulated depreciation	(480,350)	(433,690)
Property, plant and equipment - net	1,602,688	1,567,905
Construction in progress	69,998	67,262
Intangible asset - net	291,637	296,245
Deferred financing costs	109,293	129,793
Deposit to purchase proprietary technology	126,443	126,443
Total assets	$4,267,710	$3,675,180
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$2,135,752	$1,850,043
Construction costs payable	308,425	316,902
Due to related parties - trade	220,829	177,970
Due to related parties - non-trade	481,949	551,654
Current portion of bank notes payable	6,582	2,889
Total current liabilities	3,153,537	2,854,458
Long-term liabilities, less current portion
Unsecured loans payable	1,638,410	1,574,350
Bank notes payable	12,819	17,988
Long-term convertible notes payable	2,116,104	2,058,625
Less: discount relating to long-term convertible notes payable	(734,764)	(856,308)
Long-term convertible notes payable - net	1,381,340	1,202,317
Total long-term liabilities	3,032,569	2,794,655

Minority interest in a subsidiary	90,462	110,838

Shareholders’ equity (deficiency)
Common stock - $0.001 par value Authorized 200,000,000 shares. Issued and outstanding 87,548,642 and 81,519,676 shares at March 31, 2008 and December 31, 2007	87,549	81,520
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	9,940,335	9,217,876
Stock-based compensation reserve	(265,909)	(307,053)
Deficit accumulated	(11,760,717)	(11,074,522)
Accumulated other comprehensive income	(10,116)	(2,592)
Total shareholders’ equity (deficiency)	(2,008,858)	(2,084,771)
Total liabilities and stockholders’ equity	$4,267,710	$3,675,180

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

Item	Three Months Ended March 31,
	2008	2007
Net sales	$2,184,271	$1,384,093
Cost of sales	2,121,566	1,245,770
Gross profit	62,705	138,323

Operating expenses
Consulting and professional fees	118,467	189,461
Officers’ compensation	59,032	65,042
General and administrative	245,370	179,024
Selling expenses	48,454	143,625
Research and development	45,717	49,304
Depreciation and amortization	26,177	31,273
Allowance and provision	2,381	266
Total operating expenses	545,598	657,995
Operating loss	(482,893)	(519,672)

Interest expenses	(219,547)	(125,758)
Loss before minority interest in a subsidiary’s deficit	(702,440)	(645,430)
Minority interest in a subsidiary’s deficit	16,245	6,171
Net loss	$(686,195)	$(639,259)

Other comprehensive loss
Translation adjustment	(7,524)	(123,794)
Comprehensive loss	$(693,719)	$(763,053)

Net (loss) per common share -basic and diluted	$(0.008)	$(0.011)
Weighted average number of common shares outstanding-basic and diluted	83,043,939	71,794,704

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Item	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(686,195)	$(639,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,624	176,233
Amortization of detachable warrants, options and stocks as compensation	271,120	122,322
Provision for doubtful debt and inventory impairment	2,381	2,758
Minority interest in a subsidiary	16,245	(6,171)
Changes in operating assets and liabilities:
Accounts receivable	(213,293)	699,548
Inventories	(174,769)	(328,105)
Prepaid expenses	(6,963)	617
Other current assets	(49,062)	9,878
Accounts payable	390,076	297,953
Due to related parties-trade	35,618	-
Net cash provided by (used in) operating activities	(331,218)	335,774
Cash flows from investing activities:
Purchase of property and equipment	-	(89,493)
Net cash used in investing activities	-	(89,493)
Cash flows from financing activities:
Proceeds from issuance of common stock	650,000	-
Proceeds from related parties	180,457	55,818
Repayment to related parties	(319,572)	(47,085)
Repayment of long-term borrowings	(2,325)	(1,364)
Net cash provided by financing activities	508,560	7,369
Effect of exchange rate changes on cash and cash equivalents	(1,486)	21,904
Cash and cash equivalents:
Net increase (decrease)	175,856	275,554
Balance at beginning of period	61,073	498,103
Balance at end of period	$236,929	$773,657

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$519	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Issuance of common stock for long-term convertible notes payable and interest	58,888	89,482
Issuance of stock as compensation to consultants	19,600	-
Issuance of stock to repay related-party	-	-
Issuance of stock for cashless exercise of warrants	-	1,000
Conversion of accrued interests into principal	112,917	-

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(UNAUDITED)

Item	Common Stock		Additional Paid-in	Stock-based Compensation	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Reserve	Deficits	Income	Deficiency
Balance, January 1, 2007	70,149,556	70,150	8,311,975	(523,468)	(7,766,654)	1,166	93,169
Issuance of common stock for exercise of warrants at January 5, 2007	1,000,000	1,000	(1,000)	-	-	-	-
Issuance of common stock for cashless exercise of warrants on April 11, 2007	610,278	610	(610)	-	-	-	-
Issuance of common stock for cashless exercise of warrants on April 20, 2007	97,844	98	(98)	-	-	-	-
Issuance of common stock for conversion of principal and interest of 6% Notes during 12 months ended December 31, 2007	5,821,998	5,822	353,405	-	-	-	359,227
Issuance of 700,000 shares of common stock to a consultant on April 18, 2007	700,000	700	125,300	-	-	-	126,000
Issuance of 140,000 shares of common stock to an investor relations consultant on October 24, 2007	140,000	140	20,860	-	-	-	21,000
Issuance of 3,000,000 shares to two Chinese citizens designated by a related party on October 30, 2007	3,000,000	3,000	222,300	-	-	-	225,300
Issuance of 250,000 shares of warrants to a consultant	-	-	44,414	-	-	-	44,414
Amortizaton of fair value of warrants issued to a financing consultant during fiscal year ended December 31, 2007	-	-	-	77,181	-	-	77,181
Amortization of fair value of employee stock option cancelled	-	-	-	55,792	-	-	55,792
Amortization of fair value of employee stock options granted in 2006	-	-	-	83,442	-	-	83,442
Fair value of warrants issued to a related party in June	-	-	15,172	-	-	-	15,172
Fair value of warrants issued to a related party in September	-	-	60,742	-	-	-	60,742
Fair value of warrants issued to a related party in December	-	-	65,416	-	-	-	65,416
Net loss for fiscal ended December 31, 2007	-	-	-	-	(3,307,868)	-	(3,307,868)
Other comprehensive income fiscal year ended December 31, 2007	-	-	-	-	-	(3,758)	(3,758)
Balance, December 31, 2007	81,519,676	81,520	9,217,876	(307,053)	(11,074,522)	(2,592)	(2,084,771)
Issuance of 140,000 shares of common stock to an Investor Relations consultant on February 27, 2008	140,000	140	19,460	-	-	-	19,600
Issuance of 5,000,000 shares of common stock to an investor for the consideration of $650,000 on March 14, 2008	5,000,000	5,000	645,000	-	-	-	650,000
Issuance of common stock for conversion of principal and interest of 6% Notes during three months ended March, 31, 2008	888,966	889	57,999	-	-	-	58,888
Amortizaton of fair value of warrants issued to a financing consultant during three months ended March 31, 2008	-	-	-	19,295	-	-	19,295
Amortization of fari value of employee stock options granted in 2006	-	-	-	21,849	-	-	21,849
Net loss for the three months ended March 31, 2008	-	-	-	-	(686,195)	-	(686,195)
Other comprehensive income for the three months ended March 31, 2008	-	-	-	-	-	(7,524)	(7,524)
Balance, March 31, 2008	87,548,642	87,549	9,940,335	(265,909)	(11,760,717)	(10,116)	(2,008,858)

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Notes to Condensed Consolidated Financial Statements

References herein to “we,” “us,” “our” or “the Company” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned and majority-owned subsidiaries unless the context specifically states or implies otherwise.

1. Background and Basis of Presentation

Organization - We are the result of a share exchange transaction accomplished on March 12, 2004 between the shareholders of Kiwa Bio-Tech Products Group Ltd. (“Kiwa BVI”), a company originally organized under the laws of the British Virgin Islands on June 5, 2002 and Tintic Gold Mining Company (“Tintic”), a corporation originally incorporated in the state of Utah on June 14, 1933 to perform mining operations in Utah. The share exchange resulted in a change of control of Tintic, with former Kiwa BVI stockholders owning approximately 89% of Tintic on a fully diluted basis and Kiwa BVI surviving as a wholly-owned subsidiary of Tintic. Subsequent to the share exchange transaction, Tintic changed its name to Kiwa Bio-Tech Products Group Corporation. On July 21, 2004, we completed our reincorporation in the State of Delaware.

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

Basis of Presentation - The condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries, Kiwa BVI and Kiwa Shandong, and also its majority-owned subsidiary, Kiwa Tianjin. These condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include bad debt provision, impairment of inventory and long-lived assets, depreciation and amortization and fair value of warrants and options.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Country Risk - As the Company’s principal operations are conducted in China, the Company is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These risks include, among others, risks associated with the political, economic and legal environments and foreign currency exchange limitations encountered in China. The Company’s results of operations may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, among other things.

In addition, all of the Company’s transactions undertaken in China are denominated in China Renminbi (“RMB”), which must be converted into other currencies before remittance out of China may be made. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies out of China require the approval from the Chinese government. In recent years, the Chinese government has gradually loosened its control over foreign exchange, especially with respect to current foreign exchange accounts, for instance, by removing the requirement for advance examination and approval to open a current foreign exchange account and by increasing the quota for foreign exchange accounts.

Credit Risk - The Company performs ongoing credit evaluations of its customers and intends to establish an allowance for doubtful accounts when amounts are not considered fully collectable. According to the Company’s credit policy, the Company generally provides 100% bad debt provision for the amounts outstanding over 365 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice in China region.

As of March 31, 2008, there was $290,827 in accounts receivable aged over 365 days old, with respect to which we have established a corresponding allowance for doubtful accounts in the same amount.

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

As of March 31, 2008, the Company’s current ratio was 0.66 and quick ratio was 0.34. We had an accumulated deficit of $11,760,717, and we incurred net losses of $686,195 during the three months ended March 31, 2008. This trend is expected to continue. Our remaining capital resources are insufficient to allow the Company to execute its business plan in the near future. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization. These factors create substantial doubt about our ability to continue as a going concern.

The Company’s registered independent public accounting firm, in their report on the consolidated financial statements as of and for the year ended December 31, 2007 and 2006 contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, have included an explanatory paragraph in their report indicating that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Foreign Currency Translation - The functional currency of the Company is RMB, which is the primary medium of exchange where Kiwa Shandong and Kiwa Tianjin operate. The Company reports its financial results in United States dollars (“U.S. dollars” or “US$”).

The Company translates it’s China subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date (on March 31, 2008, the prevailing exchange rate of the U.S. dollar against the RMB was US$1.00 = RMB 7.0190), and the statement of operations is translated at the average rates over each month during the reporting period. Equity items are translated at historical exchange rates. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated other comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the results of operations as incurred.

Revenue Recognition - The Company recognizes sales of its products in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Sales represent the invoiced value of goods, net of value added tax (“VAT”), if any, and are recognized upon delivery of goods and passage of title.

Pursuant to China’s value-added tax (“VAT”) rules and regulations, Kiwa Shandong as an ordinary VAT taxpayer is subject to a tax rate of 13% (“output VAT”). Such output VAT is payable after offsetting VAT paid by Kiwa Shandong on purchases (“input VAT”).

The VAT rate applied for Kiwa Tianjin, as a small-scale VAT taxpayer, is 6%. However as a livestock feed producer, it is exempted from VAT if the exemption is approved by the local tax authority each year. On April 30, 2008, the local tax authority approved Kiwa Tianjin’s exemption from VAT for 2008 revenues.

Advertising - The Company charges all advertising costs to expense when incurred.

Research and development - Research and development costs are charged to expense when incurred.

Operating Leases - Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant lease contracts.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of March 31, 2008, potentially dilutive securities aggregated 60,300,958 shares of common stock.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Comprehensive Income (Loss) - The Company has adopted the SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations and comprehensive income.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).

Cash and Cash Equivalents - Highly liquid investments with a maturity period of three months or less at the time of acquisition are considered to be cash equivalents.

Inventories - Inventories are stated at the lower of cost, determined on a weighted-average basis, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose.

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

Construction in progress represents factory and office buildings under construction. The Company capitalizes interest during the construction phase of qualifying assets in accordance with SFAS No. 34, “Capitalization of Interest Cost.” No interest was capitalized during the three months ended March 31, 2008 and 2007, respectively.

Depreciation costs were charged into costs of production or periodic expenses in accordance with the utilization of relating property, plant and equipment. However, due to the abnormally low production capacity in Kiwa Shandong in the three months ended March 31, 2007, on a pro rata basis, we charged part of the depreciation of production facilities to production cost in accordance with the proportion of actual capacity to normal capacity, and the rest to operating expenses.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The Company has determined that there was no impairment of long-lived assets as of March 31, 2008.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Derivative Instruments - The Company accounts for financial instruments under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivative financial instruments be recognized in the consolidated financial statements and maintained at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

Financial Instruments and Fair Value - SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments.

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

Reclassification from Prior Period Financial Statements - Certain prior period comparative figures have been reclassified to conform to the current year presentation.

2. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of SFAS No. 161 to have a material effect on the Company's financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Accounts Receivable

The following table sets forth gross amount, bad-debt allowance and net amount of accounts receivable as of March 31 2008 and December 31, 2007.

Item	March 31, 2008	December 31, 2007
Accounts receivables - gross	$972,037	$747,438
Allowance for doubtful accounts	(290,827)	(277,140)
Accounts receivables - net	$681,210	$470,298

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

4. Inventories

The following table summarizes the Company’s inventories as of March 31, 2008 and December 31, 2007.

Item	March 31, 2008	December 31, 2007
Raw materials	$890,101	$686,290
Finished goods	102,997	132,039
Total	$993,098	$818,329

5. Prepaid expenses

The following table outlines prepaid expenses on March 31, 2008 and December 31, 2007.

Item	March 31, 2008	December 31, 2007
Prepaid stock-based compensation to consultants	$14,061	$46,865
Others	25,919	23,595
Total	$39,980	$70,460

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

Pursuant to a consulting agreement took effective on January 1, 2008, the Company issued 140,000 shares to an investor relations consultant, as partial payment for services. Fair value of these shares had been calculated based on the closing price on the issuance date; and will be amortized over the period the services will the delivered under the agreement (half a year commencing January 1, 2008).

6. Property, Plant and Equipment

The following table illustrates gross amount, accumulated depreciation and net amount of property, plant and equipment on March 31, 2008 and December 31, 2007.

Item	March 31, 2008	December 31, 2007
Property plant and equipment:
Buildings	$1,209,343	$1,162,060
Machinery and equipment	687,141	660,273
Automobiles	79,252	76,154
Office equipment	97,023	93,231
Computer software	10,279	9,877
Property plant and equipment - total	$2,083,038	$2,001,595
Less: Accumulated depreciation	(480,350)	(433,690)
Property plant and equipment - net	$1,602,688	$1,567,905

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On March 31, 2008, gross amount and net amount of property, plant and equipment was $2,083,038 and $1,602,688, respectively. Net amount of property, plant and equipment represents 37.6% of our total assets on March 31, 2008. On December 31, 2007, gross amount and net amount of property, plant and equipment was $2,001,595 and $1,567,905, respectively. The increase in gross amount was solely due to appreciation of RMB against U.S. dollars during the three months ended March 31, 2008.

All of our property, plant and equipment has been used as collateral to secure the 6% Notes (See Note 14 below).

7. Intangible Assets

The Company’s intangible asset as of March 31, 2008 and December 31, 2007 is a single patent, amortized as follows:

		Accumulated		Net value
	Gross carrying	amount of	Net Value at	at December 31,
Amortization Year	value	amortization	March 31, 2008	2007
8.5	$480,411	$188,774	$291,637	$296,245

The following table presents future expected amortization expense related to the patent:

Future expected amortization	Amount
2008	$42,389
2009	56,519
2010	56,519
2011	56,519
2012	56,519
Thereafter	$23,172

This patent has been used as collateral to secure the 6% Notes (See Note 14 below).

8. Deferred Financing Costs

The financing costs relating to 6% Notes (See Note 14 below) were $109,293 and $129,793 as of March 31, 2008 and December 31, 2007, respectively. These costs consist of financing commission paid to an investment bank, legal service fees, insurance premium and other relevant costs. The costs are being amortized over the three-year term of the 6% Notes, starting at various dates of each tranche of 6% Notes in 2006.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

9. Deposit to Purchase the Proprietary Technology

The balance of $126,443 as of March 31, 2008 and December 31, 2007 is partial payment of the first installment of the transfer fee for the Anti-viral Aerosol technology pursuant to a Technology Transfer Agreement dated May 8, 2006.

10. Accounts Payable

The following table details accounts payable outstanding as of March 31, 2008 and December 31, 2007:

Item	March 31, 2008	December 31, 2007
Consulting and professional payables	$354,017	$436,381
Payables to material suppliers	895,922	425,306
Interest payable	116,275	192,275
Salary payable	253,266	212,219
Insurance payable	99,981	95,247
Office rental payable	84,255	80,960
Credit card balance	81,966	84,042
Advances from customers	138,683	169,553
Others	111,387	109,059
Total	$2,135,752	$1,805,043

11. Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of our bio-fertilizer facility in Shandong.

12. Related Party Transactions

Amounts due to related parties consisted of the following as of March 31, 2008 and December 31, 2007:

Item	Nature	Notes	March 31, 2008	December 31, 2007
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$466,041	$377,218
Discount of loans due to Mr. Li with detachable warrants	Non-trade		(36,805)	(88,195)
China Star Investment Management Co., Ltd. ("China Star")	Non-trade	(2)	(22,287)	205,631
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	75,000	57,000
Subtotal			$481,949	$551,654
Kiwa-CAU R&D Center	Trade	(4)	206,582	164,280
Tianjin Challenge Feed Co., Ltd. ("Challenge Feed")	Trade	(5)	14,247	13,690
Subtotal			$220,829	$177,970
Total			$702,778	$729,624

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Advances and Loans

As of December 31, 2007, the remaining balance due to Mr. Li was $377,218. During the three months ended March 31, 2008, Mr. Li advanced $109,207 to the Company and was repaid $20,384. As of March 31, 2008, the balance due to Mr. Li was $466,041. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

As of March 31, 2008, the balance of the discount on loans with the warrants issued to Mr. Li was $36,805.

Motor Vehicle Lease

In December 2004, we entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is RMB15,000 (approximately $2,137). We have extended this lease agreement with Mr. Li to the end of fiscal 2008.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes.

(2) China Star

China Star is a private company 28% owned by Mr. Li.

On December 31, 2007, the amount due to China Star was $205,631. During three months ended March 31, 2008, China Star advanced $71,269 and was repaid $299,188. The balance due from China Star on March 31, 2008 was $22,287.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2007, the amount due to Ms. Wang was $57,000. During three months ended March 31, 2008, Ms. Wang advanced $18,000 to the Company. As of March 31, 2008, the amount due to Ms. Wang was $75,000. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultual Universtiy (“CAU”), we agree to invest RMB 1 million (approximately $142,500) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of our directors, is also the director of Kiwa-CAU R&D Center.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On December 31, 2007, the amount due to Kiwa-CAU R&D Center was $164,280. During the three months ended March 31, 2008, we paid nil to Kiwa-CAU R&D Center. As of March 31, 2008, the outstanding balance due to Kiwa-CAU R&D Center was $206,582.

(5) Challenge Feed

Challenge Feed owns 20% of Kiwa Tianjin’s equity, and Mr. Wenbin Li, one of Challenge Feed’s shareholders, is also in charge of daily operation of Kiwa Tianjin. As of March 31, 2008, the outstanding balance due to Challenge Feed was $14,247, which was unpaid rental from operating lease.

Lease Agreement

The Company has entered into an agreement with Challenge Feed to lease the following facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area of approximately 2,500 square meters; (3) a concentrated feed production line for fowl and livestock; and (4) two workshops with floor area of approximately 1,200 square meters. The total monthly rent is RMB50,000 (approximately $7,100). During the three months ended March 31, 2008, all scheduled rent payments were paid. There remains an outstanding balance of past due rent to Challenge Feed of $14,247.

13. Unsecured Loans Payable

The balance of unsecured loans payable was $1,638,410 and $1,574,350 as of March 31, 2008 and December 31, 2007, respectively. The difference of $$64,060 or 4.1% was due to the different exchange rates prevailing at the two dates. Unsecured loans payable consisted of the following at March 31, 2008 and December 31, 2007:

Item	March 31, 2008	December 31, 2007
Unsecured loan payable to Zoucheng Municipal Government,
non-interest bearing, becoming due within three years from
Kiwa Shandong’s first profitable year on a formula basis,
interest has not been imputed due to the undeterminable
repayment date	$1,282,234	$1,232,100
Unsecured loan payable to Zoucheng Science & Technology
Bureau, non-interest bearing, it is due in Kiwa Shandong’s
first profitable year, interest has not been imputed due to the
undeterminable repayment date	356,176	342,250
Total	$1,638,410	$1,574,350

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

According to the project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of RMB480,000 ($68,386) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of March 31, 2008, the Company invested approximately $2.86 million for the property, plant and equipment of the project. Management believes that neither the Company nor management will be liable for compensation or penalty if such commitment is not fulfilled.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

In conjunction with the sale and issuance of the 6% Notes, the Company entered into a Registration Rights Agreement, amended in October 2006, the requirements of which the Company met by filing its registration statement on Form SB-2 on August 11, 2006 and subsequently amended on October 20, 2006 and June 29, 2007.

Closings for the sale of the 6% Notes occurred on June 29, August 15 and October 31, 2006 for $857,500, $735,000 and $857,500 principal amount, respectively. The Company received $2,450,000 in aggregate from the three sales of the 6% Notes.

The conversion price of the 6% Notes is based on a 40% discount to the average of the trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period. The conversion price is also adjusted for certain subsequent issuances of equity securities of the Company at prices below the conversion price then in effect. The 6% Notes contain a volume limitation that prohibits the holder from converting further 6% Notes if doing so would cause the holder and its affiliates to hold more than 4.99% of the Company’s outstanding common stock. In addition, each holder of 6% Notes agrees that they may not convert more than their pro-rata share (based on original principal amount) of the greater of $120,000 principal amount of 6% Notes per calendar month or the average daily dollar volume calculated during the 10 business days prior to a conversion, per conversion.

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

To enable reservation of a sufficient amount of authorized shares that may be issued pursuant to conversion of the 6% Notes and exercise of the Warrants, the Purchase Agreement required the Company to amend its Certificate of Incorporation to increase the number of authorized shares of common stock. At our annual meeting held on September 12, 2006, a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock, from 100,000,000 shares to 200,000,000 shares was approved by the required vote of our stockholders. The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per months plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The 6% Notes require the Company to procure the Purchaser’s consent to take certain actions including to pay dividends, repurchase stock, incur debt, guaranty obligations, merge or restructure the Company, or sell significant assets.

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

The Purchasers of the 6% Notes and Warrants were introduced to the Company by an investment bank pursuant to an engagement letter agreement with the Company. Pursuant to the engagement, the investment bank received a cash fee equal to 8% of the aggregate proceeds raised in the financing and to warrants in the quantity equal to 8% of the securities issued in the financing. The Company recorded the cash fee and other direct costs incurred for the issuance of the convertible loan in aggregate of $30,000 as deferred debt issuance costs. Debt issuance costs were amortized on the straight-line method over the term of the 6% Notes, with the amounts amortized being recognized as interest expense.

The warrants issued to the investment bank in connection with each tranche of 6% Notes (amounting to 343,000 shares, 294,000 shares and 343,000 shares) are exercisable for three years and have an exercise price equal to $0.2598. The fair value of these warrants at the time of their issuance was determined to be $94,005, $60,324 and $77,214 calculated pursuant to the Black-Scholes option pricing mode.

During the three months ended March 31, 2008, six investors converted $55,438 principal and $3,450 interest into 2,003,186 and 43,510 shares, respectively. As of March 31, 2008, 7,404,406 shares of our common stock were issued in total pursuant to conversions of 6% Notes. The average conversion price was $0.068 per share. As of March 31, 2008, the outstanding principal balance of the 6% Notes was $2,003,187.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On January 31, 2008, we entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of our 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which will be due on January 31, 2011. Other terms of the 2% Notes are similar to 6% Notes. No principal of 2% Notes has been converted so far. As of March 31, 2008, outstanding principal balance on the 2% Notes was $112,917.

15. Equity-Based Transactions

As of March 31, 2008 and December 31, 2007, the Company had 87,548,642 and 81,519,676 shares of common stock outstanding, respectively. From January 1, 2008 to March 31, 2008, the Company has engaged in the following equity-based transactions:

On February 27, 2008, we issued 140,000 shares of common stock as partial compensation to an investor relation consultant for consulting services.

On March 14, 2008, the Company issued 5,000,000 shares of common stock to an investor for consideration of $650,000 cash pursuant to a stock purchase agreement dated February 19, 2008.

During the three months ended March 31, 2008, the Company issued 888,966 shares of common stock for conversions of principal and interest under our 6% Notes.

16. Stock-based Compensation

On December 12, 2006, we granted options for 2,000,000 shares of our common stock under our 2004 Stock Incentive Plan. During fiscal 2007, 362,100 stock options were returned to the Company when the holders separated from the Company without exercising the options. As of March 31, 2008, 1,637,900 options were outstanding.

The exercise price of all of our outstanding options was $0.175 per share, equal to the closing price of our common stock on December 12, 2006. On each of the first and second anniversaries of the grant date, 33% percent of the options will become exercisable. On the third anniversary of the grant date, 34% of the options will become exercisable.

The Company has adopted SFAS 123R effective as of January 1 2006. The fair value of the options granted at the grant date was determined to be $320,154 (approximately $0.16 per share), calculated pursuant to the Black-Scholes option pricing model. The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method. Unamortized fair value of stock options granted to those who separated from the Company has been charged to expense, while the options returned to the Company. During the three months ended March 31, 2008 and 2007, respectively, we charged $9,288 and $12,514 to options expense.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

17. Segment Reporting

In 2006 we had three principal business segments, bio-fertilizer, livestock feed and urea entrepot trade. Commencing July 2007, when we terminated all agreements relating to urea entrepot trade, we treated urea entrepot trade as discontinued and have been operating the remaining two segments management believes that the following table highlights the most relevant operational factors for measuring business performance and financing needs of the Company and for preparing the corporate budget and other items. As most of the Company’s customers are located in China, no geographical segment information is presented.

Item	Bio-fertilizer	Livestock Feed	Urea Entrepot Trade (1)	Corporate (2)	Total
Three months ended March 31, 2008
Net sales	$148,104	$2,036,167	$-	$-	$2,184,271
Gross profit	45,332	17,373	-	-	62,705
Operating expenses	80,371	98,615	-	366,612	545,598
Operating profit (loss)	(35,039)	(81,242)	-	(366,612)	(482,893)
Interest income (expense)	(176)	17	-	(219,388)	(219,547)
Minority interest in subsidiary	-	16,245	-	-	16,245
Net income (loss)	$(35,215)	$(64,980)	$-	$(586,000)	$(686,195)
Total assets as of March 31, 2008	$2,213,590	$1,431,473	$-	$622,647	$4,267,710
Three months ended March 31, 2007
Net sales	$11,976	$1,372,117	$-	$-	$1,384,093
Gross profit	2,863	135,460	-	-	138,323
Operating expenses	77,319	166,361	48,458	365,857	657,995
Operating profit (loss)	(74,456)	(30,901)	(48,458)	(365,857)	(519,672)
Interest income (expense)	(2,545)	46	-	(123,259)	(125,758)
Minority interest in subsidiary	-	6,171	-	-	6,171
Net income (loss)	$(77,001)	$(24,684)	$(48,458)	$(489,116)	$(639,259)
Total assets as of March 31, 2007	$2,141,060	$840,769	$833,104	$473,083	$4,288,016

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

18. Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments
The Company leased an office in the United States under a commercial lease agreement with a third party expiring in June 2008, with an aggregate monthly lease payment of approximately $1,000. Pursuant to the lease agreements, rent expense for the three months ended March 31, 2008 and 2007 was $3,000.
The Company leased an office in Beijing under an operating lease since May 2005 with an aggregate monthly lease payment of approximately RMB 40,767 ($5,808) and the lease was terminated with the consent of both the lessor and the Company on July 14, 2007. The Company leased a new office in Beijing on July 15, 2007. The operating lease agreement will expire at January 14, 2009. The monthly rental payment for the new office is RMB 82,322 (approximately $11,700). Rent expense under the operating leases for the three months ended March 31, 2008 and 2007 was $35,100 and 17,400, respectively.
The Company has entered into an agreement with Challenge Feed, its joint venture partner in Kiwa Tianjin, to lease several facilities for three years commencing on August 1, 2006. The total monthly rental is RMB50,000 (approximately $7,100). Pursuant to the lease agreement, rent expense for the three months ended March 31, 2008 and 2007 was both $21,300 (See Note 12 above).

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Lease commitments under the foregoing lease agreements are as follows:

Fiscal year	Amount
2008	$167,490
2009	53,140
Total	$220,630

Technology acquisition

On May 8, 2006 the Company entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co. Ltd. ("JKB"). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to the Company. Pursuant to the agreement the Company will pay JKB a transfer fee of RMB10 million (approximately $1.42 million), of which RMB6 million is to be paid in cash and RMB4 million is to be paid in stock. The cash portion is to be paid in installments, the first installment RMB3 million was set for May 23, 2006 initially, of which RMB1 million has been paid and both parties have agreed to extend the remaining RMB2 million to the date when the application for new veterinary drug certificate is accepted. Three other installments of RMB1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agreed to invest RMB1 million (approximately $142,000) each year to fund research at the R&D Center. The term of this Agreement is ten years starting July 1, 2006. Prof. Qi Wang, one of our directors, is also the Director of Kiwa-CAU R&D Center.

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

19. Subsequent Event

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2008 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview

The Company took its present corporate form in March 2004 when shareholders of Kiwa Bio-Tech Products Group Ltd. (“Kiwa BVI”), a company originally organized under the laws of the British Virgin Islands on June 5, 2002 and Tintic Gold Mining Company (“Tintic”), a corporation originally incorporated in the state of Utah on June 14, 1933 to perform mining operations in Utah, entered into a share exchange transaction. The share exchange transaction left the shareholders of Kiwa BVI owning a majority of Tintic and Kiwa BVI a wholly-owned subsidiary of Tintic, See Note 1 “Background and Basis of Presentation” under Item 1. For accounting purposes this transaction was treated as an acquisition of Tintic Gold Mining Company by Kiwa BVI in the form of a reverse triangular merger and a recapitalization of Kiwa BVI and its wholly owned subsidiary, Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”). On July 21, 2004, we completed our reincorporation in the State of Delaware.

We have established two subsidiaries in China: (1) Kiwa Shandong in 2002, a wholly-owned subsidiary, and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006, of which we hold 80% equity. (See Note 1, Background and Basis of Presentation under Item 1).

We generated approximately $2.2 million and $1.4 million in revenue in the three months ended March 31, 2008 and 2007, respectively, reflecting an increase of approximately $800,000 or 57.8%. The marked increase is mainly due to the notable expansion in our principal operations, including our bio-fertilizer business and bio-enhanced feed business: (1) During the first quarter of 2008, revenue generated from our bio-fertilizer business increased from approximately $12,000 to $148,000, representing an eleven-fold increase; (2) net sales contributed by the bio-enhanced feed business increased 48.4%, from $1.37 million in first quarter of 2007 to $2.04 million in first quarter of 2008. We incurred a net loss of $686,000 (including non-cash expenses of approximately $290,000) and $639,000 for the three months ended March 31, 2008 and 2007, respectively.

Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During three months ended March 31, 2008, we entered into a stock purchase agreement with an investor. Pursuant to this agreement, we issued five million shares of our common stock for $650,000 cash. Our financing activities generated $508,560 net cash inflow in total during the three months ended March 31, 2008. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of March 31, 2008, we had an accumulated deficit of $11,760,717, of which $686,195 (including non-cash expenses of $290,285) and $639,259 (including non-cash expenses of $274,151) was occurred during the three months ended March 31, 2008 and 2007, respectively. Though revenues from our principal operations increased significantly in the first quarter of 2008 as compared with 2007, we still incurred a net loss. Net sales from our bio-fertilizer business remain relatively low and our bio-enhanced feed business’s profit margin declined. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of March 31, 2008, our current liabilities were $3,153,537, which exceeded current assets by $1,085,886, representing a current ratio of 0.66 and a quick ratio 0.34; comparably, on December 31, 2007, our current liabilities exceeded current assets by $1,366,926, resulting in a current ratio of 0.52 and a quick ratio of 0.23. The improvement of short-term liquidity is mainly due to a 6800% increase in net cash inflow from financing activities, increased $501,191 in the first quarter of 2008 to $508,560 as compared to $7,369 in 2007. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

Trends and Uncertainties in Regulation and Government Policy in China

Agricultural Policy Changes in China

Economic growth in China has averaged 9.5% over the past two decades and seems likely to continue at that pace for some time. Per China Statistics Bureau, gross domestic product in 2006 increased 10.7% compared to 2005. However China now faces an imbalance between urban and rural environments as well as the manufacturing and agricultural industries. Since 2004, the Chinese central government has consecutively announced a so-called No. 1 Document each year concerning the countryside. The latest No.1 document unveiled on January 30, 2008 contains a wide range of policies aimed at promoting sustainable development of agriculture, for example, by promoting the income level of eight-hundred million Chinese farmers, strengthening supervision of farm inputs and actively developing green-food and organic food. We should benefit from these favorable policies as farmers will retain more of their income and will most likely spend some of that income on our products, resulting in greater sales. In addition, we anticipate receiving additional governmental support in marketing our products to farmers due to additional procedural changes included with the new policy.

General Fiscal and Monetary Policy Changes in China

China has experienced price inflation starting about the second half of 2007. During the three months ended March 31, 2008, the Consumer Price Index (“CPI”) increased 8.0% as compared to the same period of 2007. On the other hand, average income of rural residents increased 18.5% during the same period.

Foreign Investment Policy Change

On March 16, 2007, China's parliament, the National People's Congress, adopted the Enterprise Income Tax Law, which took effective on January 1, 2008. The new income tax law sets unified income tax rate for domestic and foreign companies at 25% and abolishes the favorable policy for foreign invested enterprises. After this law takes effect, newly established foreign invested enterprises will not, in general, enjoy favorable tax treatment as in effect under previous tax laws. However, a 15% corporate income tax rate for qualified high and new technology enterprises survives and will not be geographically restricted to high and new tech areas recognized by the central government. Foreign invested enterprises that formerly benefited from other favorable tax treatment will continue to enjoy favorable tax treatment, although the conditions under which the benefit is available have narrowed. For example, according to the enterprise income tax law previously in effect, our PRC subsidiaries, Kiwa Shandong and Kiwa Tianjin, were exempt from corporate income taxes for their first two profitable years and were entitled to a 50% tax reduction for the succeeding three years. Now that the new income tax law is in effect, fiscal year 2008 is regarded as the first profitable year even if Kiwa Shandong or Kiwa Tianjin are not profitable that year; thereby narrowing the time period when the favorable tax treatment may be available to us. Although less favorable than before the adoption of the Enterprise Income Tax Law, we believe the beneficial tax status we enjoy will make an investment in our Company relatively more attractive to both foreign and domestic investors in China, which could improve our liquidity or provide additional capital resources. However, the PRC is undergoing a significant transition period in the development of its tax policy for private industry and it is possible that the tax laws could be modified in the future such that we would be ineligible for these benefits. In such case our tax liability will increase and our liquidity will decrease.

Foreign Exchange Policy Changes

China is considering allowing its currency to be freely exchangeable for other major currencies. This change will result in greater liquidity for revenues generated in RMB. We would benefit by having easier access to and greater flexibility with capital generated in and held in the form of RMB. The majority of our assets are located in China and most of our earnings are currently generated in China, and are therefore denominated in RMB. Changes in the RMB-U.S. Dollar exchange rate will impact our reported results of operations and financial condition. In the event that RMB appreciates over the next year as compared to the U.S. Dollar, our earnings will benefit from the appreciation of RMB. However, if we have to use U.S. Dollars to invest in our Chinese operations, we will suffer from the depreciation of U.S. Dollars against RMB. On the other hand, if the value of RMB were to depreciate compared to U.S. Dollars, then our reported earnings and financial condition would be adversely affected when converted to U.S. Dollars.

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB8.28 to approximately US$1.00 = RMB8.11. So far the trend of such appreciation continues; the exchange rate of U.S. Dollar against RMB on March 31, 2008 was US$1.00 = RMB7.0190.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying balance sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited), and the statements of operations, equity movement and cash flows for the three months ended March 31, 2008 and 2007 (unaudited), and the related notes thereto, for further discussion of our accounting policies.

Accounts Receivables

The Company performs ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts when amounts are not considered fully collectable. Generally speaking, the Company’s credit policy is to provide 100% bad debt provision for the amounts outstanding over 365 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice in the China region. We also provide 100% bad debt provision to those accounts receivable being outstanding for less than 365 days but specifically identified as uncollectable.

As of March 31, 2008, there was $290,827 in accounts receivable over 365 days old. We established a doubtful accounts reserve for the full amount based on our policy of recording a provision for total accounts receivable over one year.

Terms of our sales vary from cash on delivery to a credit term up to three to twelve months. Depending on the results of our credit investigations, we require our customers to pay between 20% and 60% of the purchase price of an order placed prior to shipment, depending on the results of our credit investigations, prior to shipment. The remaining balance is due within twelve months, unless other terms are approved by management. The agriculture-biotechnology market in China is in the early stages of development and we are still in the process of exploring the new market. We may also distribute our bio-products to special wholesalers with favorable payment terms with a focus on the future. We maintain a policy that all sales are final and we do not allow returns. However, in the event of defective products, we may allow customers to exchange the defective products for new products within the quality guarantee period. In the event of any exchange, the customers pay all transportation expenses.

Inventories

Inventories are stated at the lower of cost, determined on the weighted average method, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets. As of March 31, 2008, the net value of property and equipment and intangible assets was $1,602,688 and $291,637, respectively, which represented approximately 37.6% and 6.8% of our total assets, respectively.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The actual production capacity of Kiwa Shandong in fiscal 2007 and the first quarter of 2008 was significantly lower than its normal capacity because the upgrade in our fermentation facility has not yet fully completed. Our production capacity is increasing gradually and steadily. It is expected that the second stage upgrade will be completed in the first half of 2008 and Kiwa Shandong’s production capacity will continue to increase throughout fiscal 2008.

Based on our analysis, we have determined that there was no impairment to our current production facilities and intangible assets as of March 31, 2008 and December 31, 2007.

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

Revenue Recognition

We recognize revenue for our products in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title.

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

Major Customers and Suppliers

Bio-fertilizer products

We had a total of 14 customers as of March 31, 2008, of which two customers accounted for 63.8% and 17.2% of our net sales for the three months ended March 31, 2008, respectively. No other single customer accounted for more than 8% of our revenues. Three customers accounted for 26.7%, 24.1% and 23.3% of our net sales for the three months ended March 31, 2007, respectively.

Four suppliers accounted for 24.0%, 16.8%, 16.4% and 12.8% of our net purchase during the three months ended March 31, 2008. Comparably, three suppliers accounted for 23.8%, 16.9% and 16.3% of our net purchases for the three months ended March 31, 2007, respectively. Historically our existing suppliers have met our needs. In addition, the raw materials used in our bio-fertilizer products are widely available from a variety of alternative sources.

Bio-enhanced feed

During the three months ended March 31, 2008, we had 50 customers in total. Our three largest customers accounted for 15%, 9.1% and 6.0% of our net sales respectively. One customer accounted for 18.8% of our net sales for the three months ended March 31, 2007. No other single customer accounted for more than 8% of our net sales.

Our two largest suppliers accounted for 25.3% and 12.1% of our net purchases for the three months ended March 31, 2008, no other individual supplier account for more than 10.0% of our net purchases. Four suppliers accounted for 21.5%, 15.3%, 10.9% and 10.4% of our net purchases for the three months ended March 31, 2007, respectively. No other single supplier accounted for more than 10%. Raw materials used in our production of bio-enhanced feed products are available from a wide variety of alternative sources.

Results of Operations

Net Sales

Net sales were $2,184,271 and $1,384,093 for the three months ended March 31, 2008 and 2007, respectively, representing an increase of $800,178 or 57.8%. The marked increase is mainly due to the notable expansion in our principal operations, including our bio-fertilizer business and bio-enhanced feed business. During the first quarter of 2008, revenue generated from our bio-fertilizer business increased from $11,976 to $148,104, representing a 1136.7% increase. Net sales contributed by our bio-enhanced feed business increased 48.4%, from $1,372,117 in the first quarter of 2007 to $2,036,167 in first quarter of 2008.

Cost of Sales

Cost of sales was $2,121,566 and $1,245,770 for the three months ended March 31, 2008 and 2007, respectively. The increase of $875,796 or 70.3% in cost of sales was primarily due to the rapid increase of sales.

Gross Profit

Gross profit was $62,705 and $138,323, respectively, in the three months ended March 31, 2008 and 2007.

This decrease of $75,618 or 54.7% in gross profit was mainly caused by the decrease in gross profit margin for our bio-enhanced feed business from 9.9% to 0.9%. The significant decrease in profit margin in the bio-enhanced feed business was due to a sharp increase in prices of raw materials. Although we adjusted the prices of our products in response, materials prices rose faster than we could adjust product prices.

	Bio-fertilizer		Changes		Bio-enhanced feed		Changes
	2008 Q1	2007 Q1	Amount	Percentage	2008 Q1	2007 Q1	Amount	Percentage
Net Sales	$148,104	$11,976	$136,128	1136.7%	$2,036,169	$1,372,117	$664,052	48.4%
Cost of Sales	102,772	9,113	93,659	1027.8%	2,018,794	1,236,657	782,137	63.2%
Gross Profit	$45,332	$2,863	$42,469	1483.4%	$17,375	$135,460	$(118,085)	-87.2%
Gross Profit Margin	30.6%	23.9%			0.9%	9.9%

In the first quarter of 2008, the gross profit margin of our bio-fertilizer business increased 6.7%, from 23.9% to 30.6%. The variance in gross profit margin is related to the shift in products sold during the respective quarters. In the three months ended March 31, 2008, two of our best-selling products (Organic Fertilizer and Di Fu Kang) had profit margins of 29.5% and 33.1%, respectively, which accounted for 64.6% and 22.3% of our net sales. During the first quarter of 2007, our top two selling products (Yi Mu Ling and Zhi Guang You II) had gross profit margins of 11.1% and 34.7%, respectively, which accounted for 56.6% and 28.8% of our net sales.

During three months ended March 31, 2008, gross profit of bio-enhanced feed decreased 9.0% from 9.9% to 0.9%. The reduced profit margin was mainly contributable to the increase of production cost, especially, raw material price, which is quicker than our adjustment of products selling prices.

Consulting and Professional Fees
Consulting and professional fees occurred were $118,467 and $189,461 for the first quarter of 2008 and 2007, respectively, representing a decrease of $70,994 or 37.5%.

Most of these fees in the first quarter of 2008 are related to investor relations, fundraising commission amortization and public company operations. The decrease in consulting and professional fees is primarily attributable to reduced investor relations fees for the first quarter of 2008 as compared to 2007.

Officers’ Compensation

Officers’ compensation was $59,032 and $65,042 for the three months ended March 31, 2008 and 2007, respectively. This represents a $6,010 or 9.2% reduction in officers’ compensation. The reduction in officers’ compensation is mainly due to the resignation of a high-salary executive in the second quarter of 2007.

General and Administrative

General and administrative expenses were $245,370 and $179,024 for the three months ended March 31, 2008 and 2007, an increase of $66,346 or 37.1%. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The increase was primarily due to the expansion of our operating activities, which led to increased rental, salary, travel and office expenses.

Selling expenses

During first quarter of 2008, selling expenses were $48,454, a decrease of $95,171 or 66.3% from $143,625, our selling expenses in the comparable period in 2007. This decrease is mainly attributable to our adjustment of marketing and sales policies in our bio-enhanced feed business.

Research and Development

Research and development expenses decreased by $3,587 or 7.3% to $45,717, for the three months ended March 31, 2008, as compared to $49,304 for the three months ended March 31, 2007.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation included in cost of production and deprecation of research equipment, decreased $5,096 or 16.3% to $26,177, for the three months ended March 31, 2008, as compared to $31,273 for the same period of 2007. The decrease in depreciation and amortization is mainly due to the abnormally low production volume in Kiwa Shandong in the first quarter of 2007. During 2007, partial depreciation of manufacturing facilities was booked as operating expense, which would normally be booked as production costs when production capacity reaches an adequate level.

Allowance and Provision

During the three months ended March 31, 2008 we accrued allowance and provision of $2,381 in total as compared to $266 in the same period of 2007. The increase is mainly due to a bad debt provision accrued for accounts receivable outstanding over 365 days.

Net Interest Expense

Net interest expense was $219,547 in the first quarter of 2008 and $125,758 in the same period of 2007, representing a $93,789 or 74.6% increase. The increase is mainly attributable to amortization of the discount on long-term convertible notes and other loans with detachable warrants, which has been charged to interest expense. The amortization increased from $76,347 in the first quarter of 2007 to $172,932 in the comparable period of 2008.

Net Loss

Our net loss for the first quarter of 2008 was $686,195 (including non-cash expenses of $290,285), an increase of $46,936 or 7.3% compared to net loss in the same period of 2007, which was $639,259 (including non-cash expenses of $274,151). This increase resulted from the following factors: (1) decrease in gross profit of $75,618 or 54.7%; (2) decrease in operating expenses of $112,397 or 17.1%; (3) increase in interest expenses of $93,789 or 74.6%; and (4) minority interest in subsidiary in first quarter of 2008 was $16,245 and was $6,171 in first quarter of 2007.

Comprehensive Loss

Comprehensive loss decreased by $69,334 to $693,719 for the three months ended March 31, 2008, as compared to $763,053 for the comparable period of 2007. The decrease in comprehensive loss in the current period as compared to the comparable period in 2007 is due to an increase of $46,936 in net loss and a decrease of $116,270 in other comprehensive loss.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the three months ended March 31, 2008, we raised $650,000 from sales of equity. To the extent of our fundraisings, our short-term liquidity has improved, however, as of March 31, 2008, our current liabilities exceeded current assets by $1,085,886, reflecting a current ratio of 0.66:1 and a quick ratio of 0.34:1. Comparably, as of December 31, 2007, our current liabilities exceeded current assets by $1,366,926, denoting current ratio of 0.52:1 and quick ratio of 0.23:1.

As of March 31, 2008 and December 31, 2007, we had cash of $236,929 and $61,073, respectively. The change is outlined as follows:

During the three months ended March 31, 2008, our operations utilized cash of $331,218 as compared with positive cash inflow of $335,774 in same period of 2007. Such cash was mainly used for working capital for our bio-fertilizer and bio-enhanced feed businesses, including increase of inventories and accounts receivable.

During the first quarter of 2008, we utilized nil in investing activities. Comparatively, in the same period of 2007 we spent $89,493 for the purchase of property and equipment.

During the three months ended March 31, 2008, we generated $508,560 from financing activities, consisting of proceeds from issuance of common stock of $650,000 and loans from related parties of $180,457, which was offset by repayment of $319,572 to related parties and long-term borrowings of $2,325. During the same period of 2007, we generated $7,369 from financing activities, consisting of the proceeds of $55,818 from advances or loans from related parties, which was offset by the repayments to related parties of $47,085 and long-term borrowings of $1,364.

Currently, we have insufficient cash resources to accomplish our objectives and also do not anticipate generating sufficient positive operating cash inflow in the rest of 2008 to fund our planned operations. We are actively looking for new sources of capital. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Commitments and Contingencies

See Note 18 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

All of our revenues and the majority of our expenses and liabilities incurred are in RMB. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of RMB. Up to now we have not reduced our exposure to exchange rate fluctuations by using hedging transactions or any other measures to avoid our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. For the first quarter of 2008, foreign currency translation adjustments to our comprehensive income were $7,524, primarily as a result of RMB appreciating against the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that: (i) as of the end of the period covered by this report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our reports that we file or submit under the Exchange Act within the time periods required; and (ii) as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any material pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued detachable warrants to Mr. Li to purchase the aggregate of 876,490 shares of common stock of the Company, in connection with the advance agreement with Mr. Li dated January 10, 2008, under which Mr. Li advanced $213,923 to the Company in the fourth quarter of 2007. The per share exercise price of the warrants is $0.12.

On February 27, 2008 we issued 140,000 shares of common stock to an investor relation consultant for services to be rendered pursuant to a consulting agreement between us and the consultant dated December 20, 2007. A copy of the Consulting Agreement is included as an exhibit to this report.

On March 14, 2008, we issued 5,000,000 shares of our common stock to a Chinese citizen for aggregate consideration of $650,000 cash.

The above-mentioned issuances were unregistered sale of equity securities, relying on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act for its exemption from the registration requirements of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23 2004	3.1
3.2	Bylaws, effective as of July 22, 2004.	FORM 8-K FILED ON JULY 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of September 27, 2006.	Form 10-QSB filed on November 15, 2006	3.3

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

10.1	Consulting Agreement between the Company and Robert Schechter dated January 10, 2008	Filed herewith.
21	List of Subsidiaries	Form 10-KSB filed on April 2, 2007
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li	May 8, 2008	Chief Executive Officer and Chairman of the Board of Directors
Wei Li		(Principal Executive Officer)

/s/ Lianjun Luo	May 8, 2008	Chief Financial Officer and Director
Lianjun Luo		(Principal Financial Officer and Principal Accounting Officer)