Form 10KSB/A
period 2007-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2008-08-06
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission File Number: 000-33167
KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Name of small business issuer in its charter)

Delaware	77-0632186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

310 N. Indian Hill Blvd., #702
Claremont, California 91711
(909) 626-2358
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	OTC Bulletin Board
(Title of Each Class)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no such disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Registrant’s revenues for its fiscal year ended December 31, 2007 were $9,129,779.

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of March 24, 2008 was approximately $7,597,848.

The number of shares of registrant’s common stock outstanding as of March 24, 2008 was 87,448,642.
Transitional Small Business Disclosure Format: YES ☐ NO ☑

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the period ending December 31, 2007, which was filed on March 26, 2008 (the ‘‘Form 10-KSB’’) to amend Item 8A, “Controls and Procedures”, replacing it in its entirety with Item 8A(T), “Controls and Procedures”.

This amendment does not result in any change to our original conclusion that our disclosure controls and our internal control over financial reporting is effective or amend our financial statements for the year ended December 31, 2007.

We have filed the following exhibits with this amendment:

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934;

Exhibit 31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; and

Exhibit 32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the above-mentioned items, our Form 10-KSB has not been amended.

8A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on the evaluation of our internal control over financial reporting described below and that no material weakness has been identified in our internal control over financial reporting, our CEO and CFO concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2007. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we concluded there was no material weakness in our internal controls over financial reporting, and, accordingly, our controls are effective based on the above said criteria and guidance.

Although there are no material weaknesses, management is in the process of improving its system of internal control over financial reporting through the following actions:

1	The Company will establish more financial reporting monitoring activities to mitigate the risk of management override, specifically:

a)	Delegation of authority will be reviewed and formally documented from time to time subject to updating;

b)	Provide sufficient oversight in the implementation of accounting principles and external audit functions.

2	We will increase our internal staff to enable us to assume the responsibilities in both implementing and maintaining our internal controls and in adapting our controls to meet changing conditions.

3
We plan to employ an independent consultant, if our cash flow in the second half of 2008 permits, to assist us on the necessary controls that have to be implemented, to assist us in implementing these controls and to train our staff to remain in compliance with the internal controls on an ongoing basis, and to continue to be available as needed to assist us in assembling the information necessary for inclusion in our SEC reports and in preparing the reports for review by our independent registered public accounting firm and our counsel.

4
We plan to elect one or more independent directors on our 2008 Annual Meeting of Stockholders, and then to establish an audit committee, which will review our accounting controls and financial statements with the independent registered public firm on an annual and quarterly basis.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2008.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

By:	/s/ Wei Li
Wei Li Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 6, 2008.

/s/ Wei Li	August 6, 2008	Chief Executive Officer and
Wei Li		Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Lianjun Luo	August 6, 2008	Chief Financial Officer and Director
Lianjun Luo		(Principal Financial Officer and
Principal Accounting Officer)

/s/ Dachang Ju	August 6, 2008	Director
Dachang Ju

/s/ Yunlong Zhang	August 6, 2008	Director
Yunlong Zhang

/s/ Qi Wang	August 6, 2008	Director
Qi Wang