Form 10-Q
period 2008-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2008-08-11
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number: 000-33167

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0632186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 N. Indian Hill Blvd., #702 Claremont, California	91711
(Address of principal executive offices)	(Zip Code)

(626) 715-5855
(Registrant’s telephone number, including area code)

415 West Foothill Blvd, Suite 206
Claremont, California 91711-2766
(Former address)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2008
Common Stock, $0.001 par value per share	91,509,354 shares

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30, 2008	December 31, 2007
Item	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$19,932	$61,073
Accounts receivable, net of allowance for doubtful accounts of $295,141 and $277,140, respectively	689,102	470,298
Inventories	914,948	818,329
Prepaid expenses	20,897	70,460
Other current assets	136,640	67,372
Total current assets	1,781,519	1,487,532
Property, Plant and Equipment
Buildings	1,237,537	1,162,060
Machinery and equipment	703,157	660,273
Automobiles	81,100	76,154
Office equipment	107,489	93,231
Computer software	10,519	9,877
Property, plant and equipment - total	2,139,802	2,001,595
Less: accumulated depreciation	(525,626)	(433,690)
Property, plant and equipment - net	1,614,176	1,567,905
Construction in progress	71,631	67,262
Intangible asset - net	281,386	296,245
Deferred financing costs	88,793	129,793
Deposit to purchase proprietary technology	126,443	126,443
Total assets	$3,963,948	$3,675,180

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$2,193,949	$1,805,043
Construction costs payable	315,616	316,902
Due to related parties - trade	233,267	177,970
Due to related parties - non-trade	555,842	551,654
Current portion of long-term liabilities	547,535	2,889
Total current liabilities	3,846,209	2,854,458
Long-term liabilities, less current portion
Unsecured loans payable	1,676,604	1,574,350
Bank notes payable	13,420	17,988
Long-term convertible notes payable	1,519,439	2,058,625
Less: discount relating to long-term convertible notes payable	(609,325)	(856,308)
Long-term convertible notes payable - net	910,114	1,202,317
Total long-term liabilities	2,600,138	2,794,655

Minority interest in a subsidiary	91,382	110,838

Shareholders’ equity (deficiency)
Common stock - $0.001 par value
Authorized 200,000,000 shares. Issued and outstanding 88,788,245 and 81,519,676 shares at June 30, 2008 and December 31, 2007	88,788	81,520
Preferred stock - $0.001 par value
Authorized 20,000,000 shares, none issued	—	—
Additional paid-in capital	9,992,766	9,217,876
Stock-based compensation reserve	(224,764)	(307,053)
Deficit accumulated	(12,391,738)	(11,074,522)
Accumulated other comprehensive income	(38,833)	(2,592)
Total shareholders’ equity (deficiency)	(2,573,781)	(2,084,771)
Total liabilities and stockholders’ equity	$3,963,948	$3,675,180

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Item	2008	2007	2008	2007
Net sales	$3,027,497	$1,872,647	$5,211,768	$3,256,740
Cost of sales	2,960,296	1,798,905	5,081,862	3,044,675
Gross profit	67,201	73,742	129,906	212,065

Operating expenses
Consulting and professional fees	70,310	267,678	188,777	457,139
Officers’ compensation	59,431	89,427	118,463	154,469
General and administrative	229,147	196,499	474,517	375,523
Selling expenses	66,127	63,642	114,581	207,267
Research and development	55,415	43,495	101,132	92,799
Depreciation and amortization	26,641	29,591	52,818	60,864
Allowance and provision	(2,439)	398	(58)	664
Total operating expenses	504,632	690,730	1,050,230	1,348,725
Operating loss	(437,431)	(616,988)	(920,324)	(1,136,660)

Interest expenses	(203,313)	(276,146)	(422,860)	(401,904)
Loss before minority interest in a subsidiary’s deficit	(640,744)	(893,134)	(1,343,184)	(1,538,564)
Minority interest in a subsidiary’s deficit	9,723	750	25,968	6,921
Loss from continuing operations	(631,021)	(892,384)	(1,317,216)	(1,531,643)

Loss on discontinued operations:
Discountinued urea entrepot trade - Commission paid to a related party	—	(414,509)	—	(414,509)

Net loss	$(631,021)	$(1,306,893)	$(1,317,216)	$(1,946,152)

Other comprehensive loss Translation adjustment	(20,271)	(37,337)	(36,241)	(161,131)
Comprehensive loss	$(651,292)	$(1,344,230)	$(1,353,457)	$(2,107,283)

Net (loss) from continuing operations per common share - basic and diluted	$(0.007)	$(0.012)	$(0.015)	$(0.021)
Net loss on discontinued operations per common share - basic and diluted	$-	$(0.0056)	$—	$(0.0057)
Weighted average number of common shares outstanding-basic and diluted	88,211,903	74,157,432	85,651,240	72,971,896

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
Item	2008	2007
Cash flows from operating activities:
Net loss	$(1,317,216)	$(1,946,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166,660	137,742
Amortization of detachable warrants, options and stocks as compensation	493,211	734,374
Provision for doubtful debt	(2,439)	7,233
(Gain)/Loss on disposal of fixed assets	—	2,033
Minority interest in a subsidiary	(25,968)	(6,921)
Changes in operating assets and liabilities:
Accounts receivable	(216,365)	768,554
Inventories	(96,619)	(341,622)
Prepaid expenses	(6,582)	(9,538)
Other current assets	(69,268)	11,663
Accounts payable	452,813	545,827
Due to related parties-trade	72,066	70,000
Net cash provided by (used in) operating activities	(549,707)	(26,807)
Cash flows from investing activities:
Purchase of property and equipment	(21,371)	(100,258)
Net cash used in investing activities	(21,371)	(100,258)
Cash flows from financing activities:
Proceeds from issuance of common stock	650,000	—
Proceeds from related parties	296,944	87,083
Repayment to related parties	(410,109)	(278,020)
Repayment of long-term borrowings	(4,725)	(2,739)
Net cash provided by financing activities	532,110	(193,676)
Effect of exchange rate changes on cash and cash equivalents	(2,173)	30,867
Cash and cash equivalents:
Net increase (decrease)	(41,141)	(289,874)
Balance at beginning of period	61,073	498,103
Balance at end of period	$19,932	$208,229

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$1,008	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Issuance of detachable warrants in conjunction with loans	—	15,172
Issuance of detachable warrants as compensation to consultants	—	44,414
Issuance of common stock for long-term convertible notes payable and interest	112,558	222,258
Issuance of stock as compensation to consultants	19,600	126,000
Issuance of stock for cashless exercise of warrants	—	1,708
Conversion of accrued interests into principal	112,917	—

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(UNAUDITED)

	Common Stock		Additional Paid-in	Stock-based Compensation	Accumulated	Other Comprehensive	Total Stockholders’
Item	Shares	Amount	Capital	Reserve	Deficits	Income	Deficiency
Balance, January 1, 2007	70,149,556	70,150	8,311,975	(523,468)	(7,766,654)	1,166	93,169
Issuance of common stock for exercise of warrants at January 5, 2007	1,000,000	1,000	(1,000)	—	—	—	—
Issuance of common stock for cashless exercise of warrants on April 11, 2007	610,278	610	(610)	—	—	—	—
Issuance of common stock for cashless exercise of warrants on April 20, 2007	97,844	98	(98)	—	—	—	—
Issuance of common stock for conversion of principal and interest of 6% Notes during 12 months ended December 31, 2007	5,821,998	5,822	353,405	—	—	—	359,227
Issuance of 700,000 shares of common stock to a consultant on April 18, 2007	700,000	700	125,300	—	—	—	126,000
Issuance of 140,000 shares of common stock to an investor relations consultant on October 24, 2007	140,000	140	20,860	—	—	—	21,000
Issuance of 3,000,000 shares to two Chinese citizens designated by a related party on October 30, 2007	3,000,000	3,000	222,300	—	—	—	225,300
Issuance of 250,000 shares of warrants to a consultant	—	—	44,414	—	—	—	44,414
Amortizaton of fair value of warrants issued to a financing consultant during fiscal year ended December 31, 2007	—	—	—	77,181	—	—	77,181
Amortization of fair value of employee stock option cancelled	—	—	—	55,792	—	—	55,792
Amortization of fair value of employee stock options granted in 2006	—	—	—	83,442	—	—	83,442
Fair value of warrants issued to a related party in June	—	—	15,172	—	—	—	15,172
Fair value of warrants issued to a related party in September	—	—	60,742	—	—	—	60,742
Fair value of warrants issued to a related party in December	—	—	65,416	—	—	—	65,416
Net loss for fiscal ended December 31, 2007	—	—	—	—	(3,307,868)	—	(3,307,868)
Other comprehensive income fiscal year ended December 31, 2007	—	—	—	—	—	(3,758)	(3,758)
Balance, December 31, 2007	81,519,676	81,520	9,217,876	(307,053)	(11,074,522)	(2,592)	(2,084,771)
Issuance of 140,000 shares of common stock to an Investor Relations consultant on February 27, 2008	140,000	140	19,460	—	—	—	19,600
Issuance of 5,000,000 shares of common stock to an investor for the consideration of $650,000 on March 14, 2008	5,000,000	5,000	645,000	—	—	—	650,000
Issuance of common stock for conversion of principal and interest of 6% Notes during six months ended June 30, 2008	2,128,569	2,128	110,430	—	—	—	112,558
Amortizaton of fair value of warrants issued to a financing consultant during six months ended June 30, 2008	—	—	—	38,591	—	—	38,591
Amortization of fari value of employee stock options granted in 2006	—	—	—	43,698	—	—	43,698
Net loss for the six months ended June 30, 2008	—	—	—	—	(1,317,216)	—	(1,317,216)
Other comprehensive income for the six months ended June 30, 2008	—	—	—	—	—	(36,241)	(36,241)
Balance, June 30, 2008	88,788,245	88,788	9,992,766	(224,764)	(12,391,738)	(38,833)	(2,573,781)

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of June 30, 2008, there was $295,141 in accounts receivable aged over 365 days old, with respect to which we have established a corresponding allowance for doubtful accounts in the same amount.

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

As of June 30, 2008, the Company’s current ratio was 0.46 and its quick ratio was 0.23. We had an accumulated deficit of $12,391,738, and we incurred net losses of $631,021 during the three months ended June 30, 2008. This trend is expected to continue. Our remaining capital resources are insufficient to allow the Company to execute its business plan in the near future. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization. These factors create substantial doubt about our ability to continue as a going concern.

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

The Company translates it’s China subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date (on June 30, 2008, the prevailing exchange rate of the U.S. dollar against the RMB was US$1.00 = RMB6.8591), and the statement of operations is translated at the average rates over each month during the reporting period. Equity items are translated at historical exchange rates. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated other comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the results of operations as incurred.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes dilutive effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of June 30, 2008, potentially dilutive securities aggregated 61,721,282 shares of common stock.

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

Construction in progress represents factory and office buildings under construction. The Company capitalizes interest during the construction phase of qualifying assets in accordance with SFAS No. 34, “Capitalization of Interest Cost.” No interest was capitalized during the three months ended June 30, 2008 and 2007, respectively.

Depreciation costs were charged into costs of production or periodic expenses in accordance with the utilization of related property, plant and equipment. However, due to the abnormally low production capacity in Kiwa Shandong in the three months ended June 30, 2008, we charged, on a pro rata basis, part of the depreciation of production facilities to production cost in accordance with the proportion of actual capacity to normal capacity, and the rest to operating expenses.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The Company has determined that there was no impairment of long-lived assets as of June 30, 2008.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS No. 162 is not expected to have an impact on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. SFAS No. 163 is primarily geared towards financial guarantee insurance contracts by insurance enterprises. It is not expected to have any material effect on the reporting of the Company’s results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3. Accounts Receivable

The following table sets forth gross amount, bad-debt allowance and net amount of accounts receivable as of June 30, 2008 and December 31, 2007.

Item	June 30, 2008	December 31, 2007
Accounts receivables - gross	$984,243	$747,438
Allowance for doubtful accounts	(295,141)	(277,140)
Accounts receivables - net	$689,102	$470,298

4. Inventories

The following table summarizes the Company’s inventories as of June 30, 2008 and December 31, 2007.

Item	June 30, 2008	December 31, 2007
Raw materials	$722,743	$686,290
Finished goods	192,205	132,039
Total	$914,948	$818,329

5. Prepaid expenses

The following table outlines prepaid expenses on June 30, 2008 and December 31, 2007.

Item	June 30, 2008	December 31, 2007
Prepaid stock-based compensation to consultants	$—	$46,865
Others	20,897	23,595
Total	$20,897	$70,460

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

6. Property, Plant and Equipment

The following table illustrates gross amount, accumulated depreciation and net amount of property, plant and equipment on June 30, 2008 and December 31, 2007.

Item	June 30, 2008	December 31, 2007
Property plant and equipment:
Buildings	$1,237,537	$1,162,060
Machinery and equipment	703,157	660,273
Automobiles	81,100	76,154
Office equipment	107,489	93,231
Computer software	10,519	9,877
Property plant and equipment - total	$2,139,802	$2,001,595
Less: Accumulated depreciation	(525,626)	(433,690)
Property plant and equipment - net	$1,614,176	$1,567,905

All of our property, plant and equipment has been used as collateral to secure the 6% Notes (See Note 14 below).

7. Intangible Assets

The Company’s intangible asset as of June 30, 2008 and December 31, 2007 is a single patent, amortized as follows:

Amortization Year	Gross carrying value	Accumulated amount of amortization	Net Value at June 30, 2008	Net value at December 31, 2007
8.5	$480,411	$199,025	$281,386	$296,245

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents future expected amortization expense related to the patent:

Future expected amortization	Amount
2008	$28,259
2009	56,519
2010	56,519
2011	56,519
2012	56,519
Thereafter	$27,051

This patent has been used as collateral to secure the 6% Notes (See Note 14 below).

8. Deferred Financing Costs

The financing costs relating to 6% Notes (See Note 14 below) were $88,793 and $129,793 as of June 30, 2008 and December 31, 2007, respectively. These costs consist of financing commission paid to an investment bank, legal service fees, insurance premium and other relevant costs. The costs are being amortized over the three-year term of the 6% Notes, starting at various dates of each tranche of 6% Notes in 2006.

9. Deposit to Purchase the Proprietary Technology

The balance of $126,443 as of June 30, 2008 and December 31, 2007 is partial payment of the first installment of the transfer fee for the Anti-viral Aerosol technology pursuant to a Technology Transfer Agreement dated May 8, 2006.

10. Accounts Payable

The following table details accounts payable outstanding as of June 30, 2008 and December 31, 2007:

Item	June 30, 2008	December 31, 2007
Consulting and professional payables	$367,000	$436,381
Payables to material suppliers	780,333	425,306
Interest payable	150,554	192,275
Salary payable	291,140	212,219
Insurance payable	103,226	95,247
Office rental payable	86,219	80,960
Credit card balance	82,440	84,042
Advances from customers	230,340	169,553
Others	102,697	109,060
Total	$2,193,949	$1,805,043

11. Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of our bio-fertilizer facility in Shandong.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

12. Related Party Transactions

Amounts due to related parties consisted of the following as of June 30, 2008 and December 31, 2007:

Item	Nature	Notes	June 30, 2008	December 31, 2007
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$524,119	$377,218

Discount of loans due to Mr. Li with detachable warrants	Non-trade		—	(88,195)

China Star Investment Management Co., Ltd. ("China Star")	Non-trade	(2)	(57,277)	205,631

Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	89,000	57,000
Subtotal			$555,842	$551,654

Kiwa-CAU R&D Center	Trade	(4)	218,688	164,280

Tianjin Challenge Feed Co., Ltd. ("Challenge Feed")	Trade	(5)	14,579	13,690

Subtotal			$233,267	$177,970
Total			$789,109	$729,624

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2007, the remaining balance due to Mr. Li was $377,218. During the six months ended June 30, 2008, Mr. Li advanced $192,216 to the Company and was repaid $45,315. As of June 30, 2008, the balance due to Mr. Li was $524,119. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

As of June 30, 2008, the balance of discount on the warrants issued to Mr. Li was nil.

Motor Vehicle Lease

In December 2004, we entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is RMB15,000 (approximately $2,187). We have extended this lease agreement with Mr. Li to the end of fiscal 2008.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes. (See Note 14 below)

(2) China Star

China Star is a private company, 28% owned by Mr. Li.

On December 31, 2007, the amount due to China Star was $205,631. During the six months ended June 30, 2008, China Star advanced $72,728 and was repaid $335,636. The balance due from China Star on June 30, 2008 was $57,277.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2007, the amount due to Ms. Wang was $57,000. During the six months ended June 30, 2008, Ms. Wang advanced $32,000 to the Company. As of June 30, 2008, the amount due to Ms. Wang was $89,000. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultual Universtiy (“CAU”), we agree to invest RMB 1 million (approximately $146,000) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of our directors, is also the director of Kiwa-CAU R&D Center.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On December 31, 2007, the amount due to Kiwa-CAU R&D Center was $164,280. During the six months ended June 30, 2008, we paid $29,158 to Kiwa-CAU R&D Center. As of June 30, 2008, the outstanding balance due to Kiwa-CAU R&D Center was $218,688.

(5) Challenge Feed

Challenge Feed owns 20% of Kiwa Tianjin’s equity, and Mr. Wenbin Li, one of Challenge Feed’s shareholders, is also in charge of daily operations of Kiwa Tianjin. As of June 30, 2008, the outstanding balance due to Challenge Feed was $14,579, which was unpaid rental from operating lease.

Lease Agreement

The Company has entered into an agreement with Challenge Feed to lease the following facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area of approximately 2,500 square meters; (3) a concentrated feed production line for fowl and livestock; and (4) two workshops with floor area of approximately 1,200 square meters. The total monthly rent is RMB50,000 (approximately $7,300). During the six months ended June 30, 2008, all scheduled rent payments were paid. There remains an outstanding balance of past due rent to Challenge Feed of $14,579.

13. Unsecured Loans Payable

The balance of unsecured loans payable was $1,676,604 and $1,574,350 as of June 30, 2008 and December 31, 2007, respectively. The difference of $102,254 or 6.5% was due to the different exchange rates prevailing at the two dates. Unsecured loans payable consisted of the following at June 30, 2008 and December 31, 2007:

Item	June 30, 2008	December 31, 2007
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,312,125	$1,232,100

Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	364,479	342,250
Total	$1,676,604	$1,574,350

The Company qualifies for non-interest bearing loans under a Chinese government sponsored program to encourage economic development in certain industries and locations in China. To qualify for the favorable loan terms, a company must meet the following criteria: (1) be a technology company with innovative technology or product (as determined by the Science Bureau of the central Chinese government); (2) operate in specific industries that the Chinese government has determined are important to encourage development, such as agriculture, environmental, education, and others; and (3) be located in an undeveloped area such as Zoucheng, Shandong Province, where the manufacturing facility of the Company is located.

According to our project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of RMB480,000 ($69,980) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of June 30, 2008, the Company invested approximately $2.86 million for the property, plant and equipment of the project. Management believes that neither the Company nor management will be liable for compensation or penalty if such commitment is not fulfilled.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the three months ended June 30, 2008, six investors converted $53,164 principal and $506 interest into 1,228,342 and 11,261 shares, respectively. As of June 30, 2008, 8,644,009 shares of our common stock were issued in total pursuant to conversions of 6% Notes. The average conversion price was $0.055 per share. As of June 30, 2008, the outstanding principal balance of the 6% Notes was $1,950,022, of which $543,501 is presented under the caption of current portion of long-term liabilities on our balance sheets.

On January 31, 2008, we entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of our 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which will be due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far. As of June 30, 2008, the outstanding principal balance on the 2% Notes was $112,917.

15. Equity-Based Transactions

As of June 30, 2008 and December 31, 2007, the Company had 88,788,245 and 81,519,676 shares of common stock outstanding, respectively. From January 1, 2008 to June 30, 2008, the Company has engaged in the following equity-based transactions:

On February 27, 2008, we issued 140,000 shares of common stock as partial compensation to an investor relation consultant for consulting services.

On March 14, 2008, the Company issued 5,000,000 shares of common stock to an investor for consideration of $650,000 cash pursuant to a stock purchase agreement dated February 19, 2008.

During the six months ended June 30, 2008, the Company issued 2,128,569 shares of common stock for conversions of principal and interest under our 6% Notes.

16. Stock-based Compensation

On December 12, 2006, we granted options for 2,000,000 shares of our common stock under our 2004 Stock Incentive Plan. During fiscal 2007, 362,100 stock options were returned to the Company when the holders separated from the Company without exercising the options. As of June 30, 2008, 1,637,900 options were outstanding.

The exercise price of all of our outstanding options was $0.175 per share, equal to the closing price of our common stock on December 12, 2006. On each of the first and second anniversaries of the grant date, 33% percent of the options will become exercisable. On the third anniversary of the grant date, 34% of the options will become exercisable.

The Company has adopted SFAS 123R effective as of January 1, 2006. The fair value of the options granted at the grant date was determined to be $320,154 (approximately $0.16 per share), calculated pursuant to the Black-Scholes option pricing model. The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method. Unamortized fair value of stock options granted to those who separated from the Company has been charged to expense, while the options returned to the Company. During the three months ended June 30, 2008 and 2007, respectively, we charged $21,849 to expense.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

17. Segment Reporting

In 2006 we had three principal business segments, bio-fertilizer, livestock feed and urea entrepot trade. Commencing July 2007, when we terminated all agreements relating to urea entrepot trade, we treated urea entrepot trade as discontinued and have been operating the remaining two segments. Management believes that the following table highlights the most relevant operational factors for measuring business performance and financing needs of the Company and for preparing the corporate budget and other items. As most of the Company’s customers are located in China, no geographical segment information is presented.

Item	Bio-fertilizer	Livestock Feed	Urea Entrepot Trade(1)	Corporate(2)	Total

Three months ended June 30, 2008
Net sales	$35,416	$2,992,081	$—	$—	$3,027,497
Gross profit	8,359	58,842	—	—	67,201
Operating expenses	81,322	107,427	—	315,883	504,632
Operating profit (loss)	(72,963)	(48,585)	—	(315,883)	(437,431)
Interest income (expense)	(115)	(31)	—	(203,167)	(203,313)
Minority interest in subsidiary	—	9,723	—	—	9,723
Net income (loss)	$(73,078)	$(38,893)	$—	$(519,050)	$(631,021)

Total assets as of June 30, 2008	$2,239,743	$1,357,200	$—	$367,005	$3,963,948

Three months ended June 30, 2007
Net sales	$17,198	$1,855,449	$—	$—	$1,872,647
Gross profit	3,259	70,483	—	—	73,742
Operating expenses	107,266	74,231	42,750	466,483	690,730
Operating profit (loss)	(104,007)	(3,748)	(42,750)	(466,483)	(616,988)
Interest income (expense)	(7,208)	(9)	(111)	(268,818)	(276,146)
Minority interest in subsidiary	—	750	—	—	750
(Loss) from discontinued operations	—	—	414,509	—	—
Net income (loss)	$(111,215)	$(3,007)	$(457,370)	$(735,301)	$(1,306,893)

Total assets as of June 30, 2007	$2,253,803	$893,877	$8,249	$471,811	$3,627,740

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

18. Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

The Company leased an office in the United States under a commercial lease agreement with a third party expiring in June 2008, with an aggregate monthly lease payment of approximately $1,000. Pursuant to the lease agreements, rent expense for the three months ended June 30, 2008 and 2007 was $3,000.

The Company leased an office in Beijing under an operating lease since May 2005 with an aggregate monthly lease payment of approximately RMB 40,767 ($5,943) and the lease was terminated with the consent of both the lessor and the Company on July 14, 2007. The Company leased a new office in Beijing on July 15, 2007. The operating lease agreement will expire at January 14, 2009. The monthly rental payment for the new office is RMB 82,322 (approximately $12,000). Rent expense under the operating leases for the three months ended June 30, 2008 and 2007 was $36,000 and 12,773, respectively.

The Company has entered into an agreement with Challenge Feed, its joint venture partner in Kiwa Tianjin, to lease several facilities for three years commencing on August 1, 2006. The total monthly rental is RMB50,000 (approximately $7,290). Pursuant to the lease agreement, rent expense for the three months ended June 30, 2008 and 2007 was both $21,900 (See Note 12 above).

Lease commitments under the foregoing lease agreements are as follows:

Fiscal year	Amount
2008	$111,660
2009	53,140
Total	$164,800

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Technology acquisition

On May 8, 2006 the Company entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co. Ltd. (“JKB”). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to the Company. Pursuant to the agreement the Company will pay JKB a transfer fee of RMB10 million (approximately $1.46 million), of which RMB6 million is to be paid in cash and RMB4 million is to be paid in stock. The cash portion is to be paid in installments, the first installment RMB3 million was set for May 23, 2006 initially, of which RMB1 million has been paid and both parties have agreed to extend the remaining RMB2 million to the date when the application for new veterinary drug certificate is accepted. Three other installments of RMB1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agreed to invest RMB1 million (approximately $145,800) each year to fund research at the R&D Center. The term of this Agreement is ten years starting July 1, 2006. Prof. Qi Wang, one of our directors, is also the Director of Kiwa-CAU R&D Center.

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

Investment commitment under the joint venture agreement entered into in May

In May 2008, the Company entered into a joint venture agreement with Hebei Huaxing Pharmaceuticals Co., Ltd. (“Huaxing”), which committed us to invest $1,534,000 in cash for 70% of the equity of a new joint venture (“Kiwa Hebei”). Under the joint venture agreement, the Company is required to complete its capital contribution within one year after the date Kiwa Hebei receives its business license from Chinese government authorities, with the first installment payment of 25% of the investment due at the end of the first month after the license is received and an installment of another 25% due at the end of second month. The agreement will take effect at the date of approval of local bureau of commerce.

19. Subsequent Event

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended June 30, 2008 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2008 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established two subsidiaries in China: (1) Kiwa Shandong in 2002, a wholly-owned subsidiary, engaging in bio-fertilizer business, and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006, engaging in bio-enhanced feed business, of which we hold 80% equity. (See Note 1, Background and Basis of Presentation under Item 1).

In May 2008, we entered into a joint venture agreement with Hebei Huaxing Pharmaceuticals Co., Ltd. (“Huaxing”), which will take effect when it is approved by the local bureau of commerce in Hebei. Our application is still being processed by the bureau of commerce. Pursuant to the joint venture agreement, the new joint venture (“Kiwa Hebei”) will engage in the developing, manufacturing and marketing of animal drugs and disinfectants, including applying for relevant certificates of AF-01 anti-viral aerosol technology-based products.

In June 2008, Kiwa Shandong received approval documents from the Ministry of Commerce of the PRC, authorizing Kiwa Shandong to wholesale fertilizer products of other manufacturers, including chemical fertilizers, complex fertilizers and compound fertilizers. Based on applicable tax laws in China, Kiwa Shandong’s new business items will be exempt from value-added tax. Kiwa Shandong is expected to engage in the new business activities after obtaining further approvals from other relevant authorities. Management believes such operations will also enlarge the sales volume of our bio-fertilizer products.

We generated approximately $3.0 million and $1.9 million in revenue in the three months ended June 30, 2008 and 2007, respectively, reflecting an increase of approximately $1.1 million or 61.7%. The marked increase is mainly due to the notable expansion in our principal operations, including our bio-fertilizer business and bio-enhanced feed business: (1) during the second quarter of 2008, revenue generated from our bio-fertilizer business increased from approximately $17,198 to $35,416, representing a 105.9% increase; (2) net sales contributed by the bio-enhanced feed business increased 61.3%, from $1.86 million in second quarter of 2007 to $3.0 million in second quarter of 2008. We incurred a net loss of $631,021 (including non-cash expenses of $273,104) and $1,306,893 (including net loss from discontinued operations of $414,509) for the three months ended June 30, 2008 and 2007, respectively.

Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the first half of 2008, we entered into a stock purchase agreement with an investor. Pursuant to this agreement, we issued 5,000,000 shares of our common stock for $650,000 cash. In addition related parties advanced $296,944 in total to the Company. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of June 30, 2008, we had an accumulated deficit of $12,391,738, of which $631,021 (including non-cash expenses of $237,104) and $1,306,893 (including net loss incurred from discontinued operations of $414,509) was incurred during the three months ended June 30, 2008 and 2007, respectively. Though revenues from our bio-enhanced feed business increased significantly in the second quarter of 2008 as compared with 2007, we still incurred a net loss. Net sales from our bio-fertilizer business remain relatively low and the profit margin of our bio-enhanced feed business has declined. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of June 30, 2008, our current liabilities were $3,846,209, which exceeded current assets by $2,064,690, representing a current ratio of 0.46 and a quick ratio 0.23; comparably, on December 31, 2007, our current liabilities exceeded current assets by $1,366,926, resulting in a current ratio of 0.52 and a quick ratio of 0.23. The downturn of short-term liquidity is mainly due to the first tranche of 6% Notes becoming current liabilities, which shall be repaid on June 29, 2009. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

Trends and Uncertainties in Regulation and Government Policy in China

Agricultural Policy Changes in China

Economic growth in China has averaged 9.5% over the past two decades and seems likely to continue at that pace for some time. Per the China Statistics Bureau, gross domestic product in 2006 increased 10.7% over levels in 2005. However, China now faces an imbalance between urban and rural environments as well as the manufacturing and agricultural industries. Since 2004, the Chinese central government has consecutively announced a so-called No. 1 Document each year concerning the countryside. The latest No.1 document unveiled on January 30, 2008 contains a wide range of policies aimed at promoting sustainable development of agriculture, for example, by promoting the income level of eight-hundred million Chinese farmers, strengthening supervision of farm inputs and actively developing green-food and organic food. We should benefit from these favorable policies as farmers will retain more of their income and will most likely spend some of that income on our products, resulting in greater sales. In addition, we anticipate receiving additional governmental support in marketing our products to farmers due to additional procedural changes included with the new policy.

General Fiscal and Monetary Policy Changes in China

China has experienced price inflation starting about the second half of 2007. During the three months ended March 31, 2008, the Consumer Price Index (“CPI”) increased 7.9% as compared to the same period of 2007.

Foreign Investment Policy Change

On March 16, 2007, China’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which took effective on January 1, 2008. The new income tax law sets unified income tax rate for domestic and foreign companies at 25% and abolishes the favorable policy for foreign invested enterprises. As a result subsidiaries established in China in the future will not enjoy the original favorable policy unless they are certified as qualified high and new technology enterprises.

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

Foreign Exchange Policy Changes

RMB continues its trend of appreciation against U.S. Dollars that began in 2005. The exchange rate of U.S. Dollar against RMB on June 30, 2008 was US$1.00 = RMB6.8591.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying balance sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited), and the statements of operations, equity movement and cash flows for the three and six months ended June 30, 2008 and 2007 (unaudited), and the related notes thereto, for further discussion of our accounting policies.

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

As of June 30, 2008, there was $295,141 in accounts receivable over 365 days old. We established a doubtful accounts reserve for the full amount based on our policy of recording a provision for total accounts receivable over one year.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets. As of June 30, 2008, the net value of property and equipment and of intangible assets was $1,685,807 and $281,386, respectively, which represented approximately 42.5% and 7.1% of our total assets, respectively.

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

The actual production capacity of Kiwa Shandong at the present is still significantly lower than its normal capacity because the upgrade in our fermentation facility is not yet fully complete. Management hopes to accomplish the fermentation facilities together with planned bio-compound fertilizer production line in the second half of 2008. Based on our analysis, we have determined that there was no impairment to our current production facilities and intangible assets as of June 30, 2008.

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

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

Major Customers and Suppliers

Bio-fertilizer Products

We had a total of 18 customers as of June 30, 2008, of which three customers accounted for 52.2%, 25.3% and 14.1% of our net sales for the three months ended June 30, 2008, respectively. Four customers accounted for 32%, 15%, 11% and 10% of our net sales for the three months ended June 30, 2007, respectively. No other single customer accounted for more than 5% of our revenues for both periods.

Three suppliers accounted for 34.4%, 26.0% and 18.4% of our net purchases during the three months ended June 30, 2008. Comparably, two suppliers accounted for 73% and 13% of our net purchases for the three months ended June 30, 2007, respectively. Historically our existing suppliers have met our needs. In addition, the raw materials used in our bio-fertilizer products are widely available from a variety of alternative sources.

Bio-enhanced Feed

During the three months ended June 30, 2008, we had 57 customers in total. Our three largest customers accounted for 12.3%, 11.7% and 9.2% of our net sales, respectively. Four customers accounted for 12.1%, 10%, 8% and 7% of our net sales for the three months ended June 30, 2007. No other single customer accounted for more than 5% of our net sales for both periods.

Our three largest suppliers accounted for 24.7%, 15.1% and 10.2% of our net purchases for the three months ended June 30, 2008. No other individual supplier account for more than 10.0% of our net purchases. Five suppliers accounted for 27%, 15%, 13%, 11% and 11% of our net purchases for the three months ended June 30, 2007, respectively. No other single supplier accounted for more than 8% for both periods. Raw materials used in our production of bio-enhanced feed products are available from a wide variety of alternative sources.

Results of Operations

Net Sales

Net sales were $3,027,497 and $1,872,647 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $1,154,850 or 61.7%. The marked increase is mainly due to the notable expansion in our principal operations, including our bio-fertilizer business and bio-enhanced feed business. During the second quarter of 2008, revenue generated from our bio-fertilizer business increased from $17,198 to $35,416, representing a 105.9% increase. Net sales contributed by our bio-enhanced feed business increased 61.3%, from $1,855,449 in the second quarter of 2007 to $2,992,081 in second quarter of 2008.

During the six months ended June 30, 2008, net sales was $5,211,768, representing a $1,955,028 or 60.0% increase as compared to $3,256,740 in the same period of 2007.

Cost of Sales

Cost of sales was $2,960,296 and $1,798,905 for the three months ended June 30, 2008 and 2007, respectively. The increase of $1,161,391 or 64.6% in cost of sales was primarily due to the rapid increase of sales.

Cost of sales were $5,081,862 and $3,044,675 for the six months ended June 30, 2008 and 2007, respectively. The $2,037,187 or 66.9% increase was also mainly due to increase of sales.

Gross Profit

Gross profit was $67,201 and $73,742, respectively, in the three months ended June 30, 2008 and 2007.

	Bio-fertilizer		Changes		Bio-enhanced feed		Changes
	2008 Q2	2007 Q2	Amount	Percentage	2008 Q2	2007 Q2	Amount	Percentage
Net Sales	$35,416	$17,198	$18,218	105.9%	$2,992,081	$1,855,449	$1,136,632	61.3%
Cost of Sales	27,057	13,939	13,118	94.1%	2,933,239	1,784,966	1,148,273	64.3%
Gross Profit	$8,359	$3,259	$5,100	156.5%	$58,842	$70,483	$(11,641)	-16.5%
Gross Profit Margin	23.6%	18.9%			2.0%	3.8%

This decrease of $6,541 or 8.9% in gross profit was mainly caused by the decrease in gross profit margin for our bio-enhanced feed business from 3.8% to 2.0%. The significant decrease in gross profit margin in the bio-enhanced feed business was due to an increase in our purchasing prices of raw materials. Although we adjusted the prices of our products in response, materials prices rose faster than we could adjust product prices.

In the second quarter of 2008, the gross profit margin of our bio-fertilizer business increased 4.7%, from 18.9% to 23.6%. The variance in gross profit margin is related to the shift in products sold during the respective quarters.

Consulting and Professional Fees

Consulting and professional fees incurred were $70,310 and $267,678 for the second quarter of 2008 and 2007, respectively, representing a decrease of $197,368 or 73.7%.

Consulting and professional fees decreased from $457,139 for the six months ended June 30, 2007 to $188,777 for the same period of 2008, representing $268,362 or 58.7% decrease.

Most of these fees in the first half of 2008 are related to investor relations, fundraising commission amortization and public company operations. The high level in consulting and professional fees during the first half of 2007 was primarily attributable to amortization of stock-based compensation to two investor relation consultants.

Officers’ Compensation

Officers’ compensation was $59,431 and $89,427 for the three months ended June 30, 2008 and 2007, respectively. This represents a $29,996 or 33.5% reduction in officers’ compensation.

During the first half of 2008 and 2007, officers’ compensation was $118,463 and $154,469, respectively.

The reduction in officers’ compensation is mainly due to the resignation of a well-paid executive in the second quarter of 2007.

General and Administrative

General and administrative expenses were $229,147 and $196,499 for the three months ended June 30, 2008 and 2007, respectively, an increase of $32,648 or 16.6%.

During the first half of 2008, general and administrative expenses were $474,517, increased $98,994 or 26.4% as compared to $375,523 for the same period of 2007.

General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The increase was primarily due to the expansion of our operating activities, which led to increased rental, salary, travel and office expenses.

Selling Expenses

During second quarter of 2008, selling expenses were $66,127, an increase of $2,485 or 3.9% from $63,642, our selling expenses in the comparable period of 2007.

In the first half of 2008, our selling expenses totaled $114,581, decreased $92,686 or 44.7% from $207,267, for the first half of 2007. This decrease is mainly attributable to our adjustment of marketing and sales policies in our bio-enhanced feed business.

Research and Development

Research and development expenses increased by $11,920 or 27.4% to $55,415, for the three months ended June 30, 2008, as compared to $43,495 for the three months ended June 30, 2007. The increase resulted from purchasing of research reports.

In the first half of 2008, research and development expenses increased by $8,333 or 9.0% to $101,132, for the six months ended June 30, 2008, as compared to $92,799 for the six months ended June 30, 2007.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation charged to cost of production and deprecation of research equipment, decreased $2,950 or 10.0% to $26,641, for the three months ended June 30, 2008, as compared to $29,591 for the same period of 2007.

In the first half of 2008, depreciation and amortization was $52,818, representing a decrease of $8,046 or 13.2% as compared to $60,864, the depreciation and amortization for the same period of 2007.

Net Interest Expense

Net interest expense was $203,313 in the second quarter of 2008 and $276,146 in the same period of 2007, representing a $72,833 or 26.4% decrease. This decrease was mainly due to amortization of warrants relating to the 6% Notes and loans due to related parties with detachable warrants, which has been charged to interest expense.

In the first half of 2008, net interest expense was $422,860, as compared to $401,904 in the same period of 2007, representing an increase of $20,956 or 5.2%.

Net Loss from Continuing Operations

Our net loss for the second quarter of 2008 was $631,021 (including non-cash expenses of $237,104), a decrease of $261,363 or 29.3% as compared to net loss in the same period of 2007, which was $892,384. This decrease resulted from the following factors: (1) decrease in gross profit of $6,541 or 8.9%; (2) decrease in operating expenses of $186,098 or 26.9%; (3) decrease in interest expenses of $72,833 or 26.4%; and (4) minority interest in subsidiary in the second quarter of 2008 was $9,723 and $750 for the same period of 2007.

In the first half of 2008, our net loss was $1,317,216 (including non-cash expenses of $527,389), as compared to $1,531,643 in the same period of 2007, reflecting a decrease of $214,427 or 14.0%. This decrease resulted from the following factors: (1) decrease in gross profit of $82,159 or 38.7%; (2) decrease in operating expenses of $298,495 or 22.1%; (3) decrease in interest expenses of $20,956 or 5.2%; and (4) minority interest in subsidiary in the first half of 2008 was $25,968 and $6,921 in the first half of 2007.

Net Loss

During the second quarter of 2007, we recognized a $414,509 loss from the discontinuation of our urea entrepot trade business. The impact on net loss for the three months ended June 30, 2008 and 2007 was $631,021 and $1,306,893 respectively.

For the same reason, in the first half of 2008 and 2007, net loss was $1,317,216 and $1,946,152, respectively.

Comprehensive Loss

Comprehensive loss decreased by $692,938 to $651,292 for the three months ended June 30, 2008, as compared to $1,344,230 for the comparable period of 2007. The decrease in comprehensive loss in the current period as compared to the comparable period in 2007 is due to a decrease of $675,872 in net loss and a decrease of $17,066 in other comprehensive loss.

During the first half of 2008, comprehensive loss was $1,353,457, a decrease of $753,826 from comprehensive loss of $2,107,283 for the same period of 2007, which was composed of the decrease of $628,936 of net loss and the decrease of $124,890 of other comprehensive loss in the first half of 2007.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the six months ended June 30, 2008, we raised $650,000 from sales of equity. In addition the related parties advanced $296,944 in total to the Company. As of June 30, 2008, our current liabilities exceeded current assets by $2,064,690, reflecting a current ratio of 0.46:1 and a quick ratio of 0.23:1. Comparably, as of December 31, 2007, our current liabilities exceeded current assets by $1,366,926, denoting current ratio of 0.52:1 and quick ratio of 0.23:1.

As of June 30, 2008 and December 31, 2007, we had cash of $19,932 and $61,073, respectively. The change is outlined as follows:

During the six months ended June 30, 2008, our operations utilized cash of $549,707 as compared with $26,807 in the same period of 2007. Such cash was mainly used for working capital for our bio-fertilizer and bio-enhanced feed businesses.

During the first half of 2008, we utilized $21,371 for investing activities. In the same period of 2007 we spent $100,258 for the purchase of property and equipment.

During the six months ended June 30, 2008, we generated $532,110 from financing activities, consisting of proceeds from issuance of common stock of $650,000 and loans from related parties of $296,944, which was offset by repayment of $410,109 to related parties and long-term borrowings of $4,725. During the same period of 2007, our financing activities incurred net cash outflow of $193,676, consisting of the proceeds of $87,083 from advances or loans from related parties, which was offset by the repayments to related parties of $278,020 and long-term borrowings of $2,739.

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

Commitments and Contingencies

See Note 18 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

All of our revenues and the majority of our expenses and liabilities incurred are in RMB. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of RMB. Up to now we have not reduced our exposure to exchange rate fluctuations by using hedging transactions or any other measures to avoid our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. For the second quarter of 2008, foreign currency translation adjustments to our comprehensive loss were $20,271, primarily as a result of RMB appreciating against the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that all material information relating to the Company required to be included in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any material pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued detachable warrants to Mr. Li to purchase an aggregate of 876,490 shares of common stock of the Company in connection with the advance agreement with Mr. Li dated January 10, 2008, under which Mr. Li advanced $213,923 to the Company in the fourth quarter of 2007. The per share exercise price of the warrants is $0.12.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23, 2004	3.1

3.2	Bylaws, effective as of July 22, 2004.	Form 8-K Filed on July 23, 2004	3.2

3.3	Certificate of Amendment to Certificate of Incorporation, effective as of September 27, 2006.	Form 10-QSB filed on November 15, 2006	3.3

10.1	Consulting Agreement between the Company and Robert Schechter dated January 10, 2008	Filed herewith.

10.2	Contract for Joint Venture between the Company and Hebei Huaxing Pharmaceuticals Co., Ltd. dated May 22, 2008	Form 8-K filed on May 27, 2008	10.1

21	List of Subsidiaries	Form 10-KSB filed on April 2, 2007	21

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION (Registrant)

August 11, 2008	/s/ Wei Li
Wei Li
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

August 11, 2008	/s/ Lianjun Luo
Lianjun Luo
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)