Form 10KSB/A
period 2007-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2008-09-22
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the period ending December 31, 2007, which was filed on March 26, 2008 (the ‘‘Form 10-KSB’’) to amend Item 8A, “Controls and Procedures”, replacing it in its entirety with Item 8A(T), “Controls and Procedures”.

We have filed the following exhibits with this amendment:

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934;

Exhibit 31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934; and

Exhibit 32.1 Certifications of Principal Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the above-mentioned items, our Form 10-KSB has not been amended.

8A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, taking into account the omission of Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-KSB filed on March 26, 2008, our CEO and CFO have concluded that, as of December 31, 2007, our disclosure controls and procedures were ineffective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified no material weakness in our internal controls over financial reporting and have concluded that they are effective based upon the above criteria and guidance. (However, taking into account the omission of Management’s Report on Internal Control over Financial Reporting in the Form 10-KSB, our CEO and CFO have concluded as noted above that, as of December 31, 2007, our disclosure controls and procedures were ineffective.)

Although there are no material weaknesses, management is in the process of improving its system of internal control over financial reporting through the following actions:

(1)	The Company will establish more financial reporting monitoring activities to mitigate the risk of management override, specifically:

a)	Delegation of authority will be reviewed and formally documented from time to time subject to updating;

b)	Provide sufficient oversight in the implementation of accounting principles and external audit functions.

(2)	We will increase our internal staff to enable us to assume the responsibilities in both implementing and maintaining our internal controls and in adapting our controls to meet changing conditions.

(3)
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

(4)
We plan to elect one or more independent directors on our 2008 Annual Meeting of Stockholders, which will review our accounting controls and financial statements with the independent registered public firm on an annual and quarterly basis.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 22, 2008.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

By:	/s/ Wei Li
Wei Li Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 22, 2008.

/s/ Wei Li	September 22, 2008	Chief Executive Officer and
Wei Li		Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Lianjun Luo	September 22, 2008	Chief Financial Officer and Director
Lianjun Luo		(Principal Financial Officer and
Principal Accounting Officer)

/s/ Dachang Ju	September 22, 2008	Director
Dachang Ju

/s/ Yunlong Zhang	September 22, 2008	Director
Yunlong Zhang

/s/ Qi Wang	September 22, 2008	Director
Qi Wang