Form 10-Q
period 2008-09-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2008-11-12
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2008
Common Stock, $0.001 par value per share	105,063,107 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

Item	September 30, 2008	December 31, 2007
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$43,161	$61,073
Accounts receivable, net of allowance for doubtful accounts of $339,365 and $277,140, respectively	747,754	470,298
Inventories	645,281	818,329
Prepaid expenses	17,959	70,460
Other current assets	133,235	67,372
Total current assets	1,587,390	1,487,532
Property, Plant and Equipment
Buildings	1,244,940	1,162,060
Machinery and equipment	707,367	660,273
Automobiles	81,586	76,154
Office equipment	109,025	93,231
Computer software	10,582	9,877
Property, plant and equipment - total	2,153,500	2,001,595
Less: accumulated depreciation	(562,056)	(433,690)
Property, plant and equipment - net	1,591,444	1,567,905
Construction in progress	72,059	67,262
Intangible asset - net	265,918	296,245
Deferred financing costs	68,293	129,793
Deposit to purchase proprietary technology	126,443	126,443
Total assets	$3,711,547	$3,675,180
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$2,052,608	$1,635,490
Advances from customers	286,444	169,553
Construction costs payable	299,904	316,902
Due to related parties - trade	271,328	177,970
Due to related parties - non-trade	557,497	551,654
Current portion of long-term liabilities	1,072,489	2,889
Total current liabilities	4,540,270	2,854,458
Long-term liabilities, less current portion
Unsecured loans payable	1,686,637	1,574,350
Bank notes payable	12,904	17,988
Long-term convertible notes payable	798,303	2,058,625
Less: discount relating to long-term convertible notes payable	(504,180)	(856,308)
Long-term convertible notes payable - net	294,123	1,202,317
Total long-term liabilities	1,993,664	2,794,655

Minority interest in a subsidiary	85,931	110,838

Shareholders’ equity (deficiency)
Common stock - $0.001 par value Authorized 200,000,000 shares. Issued and outstanding 95,331,706 and 81,519,676 shares at September 30, 2008 and December 31, 2007	95,332	81,520
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	10,182,144	9,217,876
Stock-based compensation reserve	(183,619)	(307,053)
Deficit accumulated	(12,959,508)	(11,074,522)
Accumulated other comprehensive income	(42,667)	(2,592)
Total shareholders’ equity (deficiency)	(2,908,318)	(2,084,771)
Total liabilities and stockholders’ equity	$3,711,547	$3,675,180

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

Item	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$2,327,315	$2,957,972	$7,539,083	$6,214,712
Cost of sales	2,271,772	2,718,712	7,353,634	5,763,387
Gross profit	55,543	239,260	185,449	451,325

Operating expenses
Consulting and professional fees	54,980	161,241	243,757	618,380
Officers’ compensation	59,690	58,811	178,153	213,280
General and administrative	211,493	275,532	686,010	651,055
Selling expenses	41,051	77,650	155,632	284,916
Research and development	42,922	41,931	144,054	134,730
Depreciation and amortization	33,930	35,234	86,748	96,098
Allowance and provision	42,367	(60)	42,309	604
Total operating expenses	486,433	650,339	1,536,663	1,999,063
Operating loss	(430,890)	(411,079)	(1,351,214)	(1,547,738)

Interest expenses	(142,868)	(171,743)	(565,728)	(573,647)
Loss before minority interest in a subsidiary’s deficit	(573,758)	(582,822)	(1,916,942)	(2,121,385)
Minority interest in a subsidiary’s deficit (profit)	5,988	(15,699)	31,956	(8,778)
Loss from continuing operations	(567,770)	(598,521)	(1,884,986)	(2,130,163)

Loss on discontinued operations:
Discountinued urea entrepot trade - Commission paid to a related party	-	-	-	(414,509)

Net loss	$(567,770)	$(598,521)	$(1,884,986)	$(2,544,672)

Other comprehensive loss
Translation adjustment	(3,834)	(7,653)	(40,075)	(34,234)
Comprehensive loss	$(571,604)	$(606,174)	$(1,925,061)	$(2,578,906)

Net (loss) from continuing operations per common share - basic and diluted	$(0.006)	$(0.008)	$(0.022)	$(0.029)
Net loss on discontinued operations per common share - basic and diluted	$-	$-	$-	$(0.006)
Weighted average number of common shares outstanding-basic and diluted	93,551,551	76,122,358	87,788,767	74,033,591

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Item	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,884,986)	$(2,544,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241,230	212,001
Amortization of detachable warrants, options and stocks as compensation	641,045	966,950
Provision for doubtful debt	42,367	10,879
(Gain)/Loss on disposal of fixed assets	-	2,033
Minority interest in a subsidiary	(31,956)	8,778
Changes in operating assets and liabilities:
Accounts receivable	(319,823)	476,984
Inventories	173,048	(154,927)
Prepaid expenses	(5,188)	(8,947)
Other current assets	(65,863)	(8,833)
Accounts payable	480,765	656,468
Advances from customers	116,891	34,891
Due to related parties-trade	107,048	70,000
Net cash provided by (used in) operating activities	(505,422)	(278,395)
Cash flows from investing activities:
Purchase of property and equipment	(87,677)	(203,768)
Net cash used in investing activities	(87,677)	(203,768)
Cash flows from financing activities:
Proceeds from issuance of common stock	650,000	-
Proceeds from related parties	428,763	436,119
Repayment to related parties	(511,115)	(417,932)
Repayment of long-term borrowings	(5,606)	(4,627)
Net cash provided by financing activities	562,042	13,560
Effect of exchange rate changes on cash and cash equivalents	13,145	20,252
Cash and cash equivalents:
Net increase (decrease)	(17,912)	(448,351)
Balance at beginning of period	61,073	498,103
Balance at end of period	$43,161	$49,752

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$1,433	$302
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Issuance of detachable warrants in conjunction with loans	-	75,914
Issuance of detachable warrants as compensation to consultants	-	44,414
Issuance of common stock for conversion of long-term convertible notes payable and interest	308,480	293,209
Issuance of stock as compensation to consultants	19,600	126,000
Issuance of stock for cashless exercise of warrants	-	1,707
Conversion of accrued interests into principal	112,917	-

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(UNAUDITED)

Item	Common Stock		Additional Paid-in	Stock-based Compensation	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Reserve	Deficits	Income	Deficiency
Balance, December 31, 2007	81,519,676	81,520	9,217,876	(307,053)	(11,074,522)	(2,592)	(2,084,771)
Issuance of 140,000 shares of common stock to an Investor Relations consultant on February 27, 2008	140,000	140	19,460	-	-	-	19,600
Issuance of 5,000,000 shares of common stock to an investor for the consideration of $650,000 on March 14, 2008	5,000,000	5,000	645,000	-	-	-	650,000
Issuance of common stock for conversion of principal and interest of 6% Notes during nine months ended September 30, 2008	8,672,030	8,672	299,808	-	-	-	308,480
Amortizaton of fair value of warrants issued to a financing consultant during nine months ended September 30, 2008	-	-	-	57,886	-	-	57,886
Amortization of fari value of employee stock options granted in 2006	-	-	-	65,548	-	-	65,548
Net loss for the nine months ended September 30, 2008	-	-	-	-	(1,884,986)	-	(1,884,986)
Other comprehensive income for the nine months ended September 30, 2008	-	-	-	-	-	(40,075)	(40,075)
Balance, September 30, 2008	95,331,706	95,332	10,182,144	(183,619)	(12,959,508)	(42,667)	(2,908,318)

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

As of September 30, 2008, there was $339,365 in accounts receivable aged over 365 days old, with respect to which we have established a corresponding allowance for doubtful accounts in the same amount.

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

As of September 30, 2008, the Company had cash of $43,161, its current ratio was 0.35 and its quick ratio was 0.21. We had an accumulated deficit of $12,959,508, and we incurred net losses of $567,770 during the three months ended September 30, 2008. This trend is expected to continue. Our remaining capital resources are insufficient to allow the Company to execute its business plan in the near future. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization. These factors create substantial doubt about our ability to continue as a going concern.

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

The Company translates its China subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date (on September 30, 2008, the prevailing exchange rate of the U.S. dollar against the RMB was US$1.00 = RMB6.8183), and the statement of operations is translated at the average rates over each month during the reporting period. Equity items are translated at historical exchange rates. Adjustments resulting from the translation from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated other comprehensive income (loss). Gains or losses resulting from transactions in currencies other than RMB are reflected in the results of operations as incurred.

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

Pursuant to China’s value-added tax (“VAT”) rules and regulations, Kiwa Shandong as an ordinary VAT taxpayer is subject to a tax rate of 13% (“output VAT”). Such output VAT is payable after offsetting VAT paid by Kiwa Shandong on purchases (“input VAT”).However, in accordance with a notice issued on May 16, 2008 by relevant China tax authorities, one of Kiwa Shandong’s products under our Organic Fertilizer Registration Certificate is exempt from VAT from June 1, 2008.

The VAT rate applied for Kiwa Tianjin, as a small-scale VAT taxpayer, is 6%. However as a livestock feed producer, it is exempted from VAT if the exemption is approved by the local tax authority each year. On April 30, 2008, the local tax authority approved Kiwa Tianjin’s exemption from VAT for 2008 revenues.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes dilutive effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of September 30, 2008, potentially dilutive securities aggregated 116,964,330 shares of common stock.

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

Cash and Cash Equivalents - Highly liquid investments with a maturity period of three months or less at the time of acquisition are considered to be cash equivalents. The Company did not have any cash equivalent as of September 30, 2008.

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

Construction in progress represents factory and office buildings under construction. The Company capitalizes interest during the construction phase of qualifying assets in accordance with SFAS No. 34, “Capitalization of Interest Cost.” No interest was capitalized during the nine months ended September 30, 2008 and 2007, respectively.

Depreciation costs were charged into costs of production or periodic expenses in accordance with the utilization of related property, plant and equipment. However, due to the abnormally low production capacity in Kiwa Shandong in the three months ended September 30, 2008, we charged, on a pro rata basis, part of the depreciation of production facilities to production cost in accordance with the proportion of actual capacity to normal capacity, and the rest to operating expenses.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. The Company has determined that there was no impairment of long-lived assets as of September 30, 2008.

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

Equity Instruments Issued for Compensation - Effective January 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004), “Share Based Payment,” which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires a public reporting company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.  Accounts Receivable

The following table sets forth gross amount, bad-debt allowance and net amount of accounts receivable as of September 30, 2008 and December 31, 2007.

Item	September 30, 2008	December 31, 2007
Accounts receivables - gross	$1,087,119	$747,438
Allowance for doubtful accounts	(339,365)	(277,140)
Accounts receivables - net	$747,754	$470,298

4. Inventories

The following table summarizes the Company’s inventories as of September 30, 2008 and December 31, 2007.

Item	September 30, 2008	December 31, 2007
Raw materials	$523,991	$686,290
Finished goods	121,290	132,039
Total	$645,281	$818,329

5. Property, Plant and Equipment

The following table illustrates gross amount, accumulated depreciation and net amount of property, plant and equipment on September 30, 2008 and December 31, 2007.

Item	September 30, 2008	December 31, 2007
Property plant and equipment:
Buildings	$1,244,940	$1,162,060
Machinery and equipment	707,367	660,273
Automobiles	81,586	76,154
Office equipment	109,025	93,231
Computer software	10,582	9,877
Property plant and equipment - total	$2,153,500	$2,001,595
Less: Accumulated depreciation	(562,056)	(433,690)
Property plant and equipment - net	$1,591,444	$1,567,905

All of our property, plant and equipment has been used as collateral to secure the 6% Notes (See Note 14 below).

6. Intangible Assets

The Company’s intangible asset as of September 30, 2008 and December 31, 2007 is a single patent, amortized as follows:

Amortization Year	Gross carrying value	Accumulated amount of amortization	Net Value at September 30, 2008	Net value at December 31, 2007
8.5	$480,411	$214,493	$265,918	$296,245

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents future expected amortization expense related to the patent:

Future expected amortization	Amount
2008	$14,130
2009	56,519
2010	56,519
2011	56,519
Thereafter	$82,231

This patent has been used as collateral to secure the 6% Notes (See Note 14 below).

7. Deferred Financing Costs

The financing costs relating to 6% Notes (See Note 14 below) were $68,293 and $129,793 as of September 30, 2008 and December 31, 2007, respectively. These costs consist of financing commission paid to an investment bank, legal service fees, insurance premium and other relevant costs. The costs are being amortized over the three-year term of the 6% Notes, starting at various dates of each tranche of 6% Notes in 2006.

8. Deposit to Purchase the Proprietary Technology

The balance of $126,443 as of September 30, 2008 and December 31, 2007 is partial payment of the first installment of the transfer fee for the Anti-viral Aerosol technology pursuant to a Technology Transfer Agreement dated May 8, 2006.

9.  Accounts Payable

The following table details accounts payable outstanding as of September 30, 2008 and December 31, 2007:

Item	September 30, 2008	December 31, 2007
Consulting and professional payables	$369,010	$436,381
Payables to material suppliers	826,313	425,306
Interest payable	180,252	192,275
Salary payable	295,038	212,219
Insurance payable	104,911	95,247
Office rental payable	86,735	80,960
Credit card balance	80,350	84,042
Others	109,999	109,060
Total	$2,052,608	$1,635,490

10. Advances from Customers

The balance of advances from customers as of September 30, 2008 and December 31, 2007 was $286,444 and $169,553, respectively, representing payments by customers prior to delivery of goods.

11. Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of our bio-fertilizer facility in Shandong.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

12.  Related Party Transactions

Amounts due to related parties consisted of the following as of September 30, 2008 and December 31, 2007:

Item	Nature	Notes	September 30, 2008	December 31, 2007
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$510,774	$377,218
Discount of loans due to Mr. Li with	Non-trade		-	(88,195)
detachable warrants
Kangtai International Logistics (Beijing) Co., Ltd.
("Kangtai")	Non-trade	(2)	(57,277)	205,631
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	104,000	57,000
Subtotal			$557,497	$551,654

Kiwa-CAU R&D Center	Trade	(4)	256,662	164,280
Tianjin Challenge Feed Co., Ltd.
("Challenge Feed")	Trade	(5)	14,666	13,690
Subtotal			$271,328	$177,970
Total			$828,824	$729,624
(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2007, the remaining balance due to Mr. Li was $377,218. During the nine months ended September 30, 2008, Mr. Li advanced $309,035 to the Company and was repaid $175,479. As of September 30, 2008, the balance due to Mr. Li was $510,774. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

Motor Vehicle Lease

In December 2004, we entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is RMB15,000 (approximately $2,200). We have extended this lease agreement with Mr. Li to the end of fiscal 2008.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes. (See Note 14 below).

(2) Kangtai

Kangtai, formerly named China Star Investment Management Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kantai.

On December 31, 2007, the amount due to China Star was $205,631. During the nine months ended September 30, 2008, China Star advanced $72,728 and was repaid $335,636. The balance due from China Star on September 30, 2008 was $57,277.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2007, the amount due to Ms. Wang was $57,000. During the nine months ended September 30, 2008, Ms. Wang advanced $47,000 to the Company. As of September 30, 2008, the amount due to Ms. Wang was $104,000. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultual Universtiy (“CAU”), we agree to invest RMB 1 million (approximately $146,700) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of our directors, is also the director of Kiwa-CAU R&D Center.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On December 31, 2007, the amount due to Kiwa-CAU R&D Center was $164,280. During the nine months ended September 30, 2008, we paid $29,158 to Kiwa-CAU R&D Center. As of September 30, 2008, the outstanding balance due to Kiwa-CAU R&D Center was $256,662.

(5) Challenge Feed

Challenge Feed owns 20% of Kiwa Tianjin’s equity, and Mr. Wenbin Li, one of Challenge Feed’s shareholders, is also in charge of daily operations of Kiwa Tianjin. As of September 30, 2008, the outstanding balance due to Challenge Feed was $14,666, which was unpaid rental from operating lease.

Lease Agreement

The Company has entered into an agreement with Challenge Feed to lease the following facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area of approximately 2,500 square meters; (3) a concentrated feed production line for fowl and livestock; and (4) two workshops with floor area of approximately 1,200 square meters. The total monthly rent is RMB50,000 (approximately $7,333). During the nine months ended September 30, 2008, all scheduled rent payments were paid. There remains an outstanding balance of past due rent to Challenge Feed of $14,666.

13.  Unsecured Loans Payable

The balance of unsecured loans payable was $1,686,637 and $1,574,350 as of September 30, 2008 and December 31, 2007, respectively. The difference of $112,287 was due to the different exchange rates prevailing at the two dates. Unsecured loans payable consisted of the following at September 30, 2008 and December 31, 2007:

Item	September 30, 2008	December 31, 2007
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,319,977	$1,232,100
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	366,660	342,250
Total	$1,686,637	$1,574,350

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

According to our project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of RMB480,000 ($70,400) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of September 30, 2008, the Company invested approximately $2.86 million for the property, plant and equipment of the project. Management believes that neither the Company nor management will be liable for compensation or penalty if such commitment is not fulfilled.

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

The conversion price of the 6% Notes is based on a 40% discount to the average of the trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period. The conversion price is also adjusted for certain subsequent issuances of equity securities of the Company at prices below the conversion price then in effect. The 6% Notes contain a volume limitation that prohibits the holder from converting further 6% Notes if doing so would cause the holder and its affiliates to hold more than 4.99% of the Company’s outstanding common stock. In addition, each holder of 6% Notes agrees that they may not convert more than their pro-rata share (based on original principal amount) of the greater of $120,000 principal amount of 6% Notes per calendar month or the average daily dollar volume calculated during the 10 business days prior to a conversion, per conversion. This conversion limit has since been eliminated pursuant to an agreement by the Company and the Purchasers (see discussion below).

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

In July and August of 2008, the Purchasers converted $195,922 principal and nil interest into 6,543,461 shares, with the average conversion price $0.03 per share. As of September 30, 2008, 15,187,470 shares of our common stock were issued in total pursuant to conversions of 6% Notes. As of September 30, 2008, the outstanding principal balance of the 6% Notes was $1,754,100, of which $1,068,715 is presented under the caption of current portion of long-term liabilities on our balance sheets.

On January 31, 2008, we entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of our 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which will be due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far. As of September 30, 2008, the outstanding principal balance on the 2% Notes was $112,917.

On September 25 and October 7, 2008, we entered into an agreement with the Purchasers to redeem all of the 6% Notes and 2% Notes. Under the redemption agreement, the Purchasers agreed to waive their participation right with respect to any new financing that closes before October 31, 2008, and suspend conversions of principal and interest under the 6% Notes and 2% Notes from September 25 to October 31, 2008. The Company agreed to redeem the notes for a specified price if a new financing was completed before October 31, 2008. Under the redemption agreement, if the Company failed to redeem the notes by October 31, 2008, the 6% Notes and 2% Notes would be automatically amended to remove limitations on the Purchasers’ right to convert under the 6% Notes and 2% Notes no more than (1) $120,000 per calendar month; and (2) the average daily dollar volume calculated during the ten (10) business days prior to a conversion, per conversion.

On October 27, 2008, we had informed the Purchasers that the Company would not be able to redeem the 6% Notes and the 2% Notes due to failure to close an anticipated new financing. Therefore, the amendment to 6% Notes and 2% Notes took effective and the Purchasers resumed conversion.

15. Equity-Based Transactions

As of September 30, 2008 and December 31, 2007, the Company had 95,331,706 and 81,519,676 shares of common stock outstanding, respectively. From January 1, 2008 to September 30, 2008, the Company has engaged in the following equity-based transactions:

On February 27, 2008, we issued 140,000 shares of common stock as partial compensation to an investor relation consultant for consulting services.

On March 14, 2008, the Company issued 5,000,000 shares of common stock to an investor for consideration of $650,000 cash pursuant to a stock purchase agreement dated February 19, 2008.

During the nine months ended September 30, 2008, the Company issued 8,672,030 shares of common stock for conversions of principal and interest under our 6% Notes.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

16. Stock-based Compensation

On December 12, 2006, we granted options for 2,000,000 shares of our common stock under our 2004 Stock Incentive Plan. During fiscal 2007, 362,100 stock options were returned to the Company when the holders separated from the Company without exercising the options. As of September 30, 2008, 1,637,900 options were outstanding.

The exercise price of all of our outstanding options was $0.175 per share, equal to the closing price of our common stock on December 12, 2006. On each of the first and second anniversaries of the grant date, 33% percent of the options will become exercisable. On the third anniversary of the grant date, 34% of the options will become exercisable.

The Company has adopted SFAS 123(R) effective as of January 1, 2006. The fair value of the options granted at the grant date was determined to be $320,154 (approximately $0.16 per share), calculated pursuant to the Black-Scholes option pricing model. The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method. Unamortized fair value of stock options granted to those who separated from the Company has been charged to expense, while the options returned to the Company. During the three months ended September 30, 2008 and 2007, respectively, we charged $21,849 to expense.

17. Segment Reporting

The Company’s business includes two segments, bio-fertilizer and livestock feed. As all of the Company’s customers are located in China, no geographical segment information is presented.

Item	Bio-fertilizer	Livestock Feed	Corporate (1)	Total
Three months ended September 30, 2008
Net sales	$36,413	$2,290,902	$-	$2,327,315
Gross profit	5,988	49,555	-	55,543
Operating expenses	122,140	79,463	284,830	486,433
Operating profit (loss)	(116,152)	(29,908)	(284,830)	(430,890)
Interest income (expense)	(55)	(29)	(142,784)	(142,868)
Minority interest in subsidiary	-	5,988	-	5,988
Net income (loss)	$(116,207)	$(23,949)	$(427,614)	$(567,770)

Total assets as of September 30, 2008	$2,151,965	$1,184,187	$375,395	$3,711,547

Three months ended September 30, 2007
Net sales	$106,538	$2,851,434	$-	$2,957,972
Gross profit	63,552	175,708	-	239,260
Operating expenses	104,725	97,221	448,393	650,339
Operating profit (loss)	(41,173)	78,487	(448,393)	(411,079)
Interest income (expense)	(8,886)	7	(162,864)	(171,743)
Minority interest in subsidiary	-	(15,699)	-	(15,699)
(Loss) from discontinued operations	-	-	-	-
Net income (loss)	$(50,059)	$62,795	$(611,257)	$(598,521)

Total assets as of September 30, 2007	$2,277,332	$905,593	$375,607	$3,558,532

(1) Beijing Representative Office of Kiwa Shandong fulfills part of corporate managerial function. Most of its expenses relating to this function were categorized into corporate segment.

18. Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

The Company leased an office in Beijing under an operating lease since May 2005 with an aggregate monthly lease payment of approximately RMB 40,767 ($5,943) and the lease was terminated with the consent of both the lessor and the Company on July 14, 2007. The Company leased a new office in Beijing on July 15, 2007. The operating lease agreement will expire at January 14, 2009. The monthly rental payment for the new office is RMB 82,322 (approximately $12,000). Rent expense under the operating leases for the three months ended September 30, 2008 and 2007 was $36,000 and $20,800, respectively.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has entered into an agreement with Challenge Feed, its joint venture partner in Kiwa Tianjin, to lease several facilities for three years commencing on August 1, 2006. The total monthly rental is RMB50,000 (approximately $7,300). Pursuant to the lease agreement, rent expense for the three months ended September 30, 2008 and 2007 was both $21,900 (See Note 12 above).

Lease commitments under the foregoing lease agreements are as follows:

Fiscal year	Amount
2008	$57,900
2009	56,700
Total	$164,800

Technology acquisition

On May 8, 2006 the Company entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co. Ltd. (“JKB”). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to the Company. Pursuant to the agreement the Company will pay JKB a transfer fee of RMB10 million (approximately $1.47 million), of which RMB6 million is to be paid in cash and RMB4 million is to be paid in stock. The cash portion is to be paid in installments, the first installment RMB3 million was set for May 23, 2006 initially, of which RMB1 million has been paid and both parties have agreed to extend the remaining RMB2 million to the date when the application for new veterinary drug certificate is accepted. Three other installments of RMB1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agreed to invest RMB1 million (approximately $146,700) each year to fund research at the R&D Center. The term of this Agreement is ten years starting July 1, 2006. Prof. Qi Wang, one of our directors, is also the Director of Kiwa-CAU R&D Center.

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

19. Subsequent Event

On October 27, 2008, we informed the Purchasers of our 6% Notes and 2% Notes that we would not be able to redeem their notes pursuant to the redemption agreements dated September 25, 2008 and October 7, 2008 (See Note 14 above) due to failure to close an anticipated financing. Consequently, the amendment removing conversion limitations under the 6% Notes and the 2% Notes went into effect pursuant to the redemption agreement and the Purchasers resumed conversions under the notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended September 30, 2008 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2008 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated approximately $2.3 million and $3.0 million in revenue in the three months ended September 30, 2008 and 2007, respectively, reflecting a decrease of approximately $0.7 million or 21.3%. We incurred a net loss of $567,770 (including non-cash expenses of $214,793) and $598,521( including non-cash expense of $322,023) for the three months ended September 30, 2008 and 2007, respectively.

Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the nine months ended September 30, 2008, we entered into a stock purchase agreement with an investor. Pursuant to this agreement, we issued 5,000,000 shares of our common stock for $650,000 cash. In addition related parties advanced $428,763 in total to the Company. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of September 30, 2008, we had an accumulated deficit of $12,959,508, of which $567,770 (including non-cash expenses of $214,793) and $1,884,986 (including non-cash expense of $742,182) was incurred during the three and nine months ended September 30, 2008, respectively. Revenue from both bio-fertilizer and bio-enhanced feed business was lower during the third quarter of 2008 as compared with the same period of 2007. At the same time, gross profit margin of bio-fertilizer business and bio-enhanced feed business both reduced. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of September 30, 2008, our current liabilities were $4,540,270, which exceeded current assets by $2,952,880, representing a current ratio of 0.35 and a quick ratio 0.21; comparably, on December 31, 2007, our current liabilities exceeded current assets by $1,366,926, resulting in a current ratio of 0.52 and a quick ratio of 0.23. The downturn of short-term liquidity is mainly due to the first and second tranche of 6% Notes becoming current liabilities, which becomes due on June 29 and August 15, 2009. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

Trends and Uncertainties in Regulation and Government Policy in China

Agricultural Policy Changes in China

Economic growth in China has averaged 9.5% over the past two decades and seems likely to continue at that pace for some time. Per the China Statistics Bureau, gross domestic product in 2007 increased 11.4% over levels in 2006. However, China now faces an imbalance between urban and rural environments as well as the manufacturing and agricultural industries. Since 2004, the Chinese central government has consecutively announced a so-called No. 1 Document each year concerning the countryside. The latest No.1 document unveiled on January 30, 2008 contains a wide range of policies aimed at promoting sustainable development of agriculture, for example, by promoting the income level of eight-hundred million Chinese farmers, strengthening supervision of farm inputs and actively developing green-food and organic food. In October 2008, the Communist Party of China Central Committee approved the Decision on Major Issues Concerning the Advancement of Rural Reform and Development, which promises to strengthen the position of agriculture and double farmers’ income in 12 years. We should benefit from these favorable policies as farmers will retain more of their income and will most likely spend some of that income on our products, resulting in greater sales. In addition, we anticipate receiving additional governmental support in marketing our products to farmers due to additional procedural changes included with the new policy.

Foreign Investment Policy Change in China

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

Inflation Trend in China

China has experienced inflation starting about the second half of 2007. During the nine months ended September 30, 2008, the Consumer Price Index (“CPI”) increased 7.0%, 2.9 % higher than that in the same period of 2007; the purchase prices of raw material, fuel and power increased 12.4%, 8.6% higher as compared to the same period of 2007.

RMB Value Appreciation Trend in China

RMB continues its trend of appreciation against U.S. Dollars that began in 2005. The exchange rate of U.S. Dollar against RMB on September 30, 2008 was 1:6.8183, as compared to 1:7.3046 as of December 31, 2007.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying financial statements and the related notes thereto, for further discussion of our accounting policies.

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

As of September 30, 2008, there was $339,365 in accounts receivable over 365 days old. We established a doubtful accounts reserve for the full amount based on our policy of recording a provision for total accounts receivable over one year.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets. As of September 30, 2008, the net value of property and equipment and of intangible assets was $1,591,444 and $265,918, respectively, which represented approximately 42.9% and 7.2% of our total assets, respectively.

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

The actual production capacity of Kiwa Shandong at the present is still significantly lower than its normal capacity because the upgrade in our fermentation facility is not yet fully complete. Management hopes to accomplish the fermentation facilities together with planned bio-compound fertilizer production line in the second half of 2008. Based on our analysis, we have determined that there was no impairment to our current production facilities and intangible assets as of September 30, 2008.

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

Major Customers and Suppliers

Bio-fertilizer Products

We had a total of 24 customers as of September 30, 2008, of which three customers accounted for 39.3%, 36.5% and 15.1% of our net sales for the three months ended September 30, 2008, respectively. Three customers accounted for 38.5%, 14.8% and 14.8% of our net sales for the three months ended September 30, 2007, respectively. No other single customer accounted for more than 5.5% of our revenues.

Three suppliers accounted for 61.6%, 23.7% and 9.6% of our net purchases during the three months ended September 30, 2008. Three suppliers accounted for 43.6%, 28.1% and 9.0% of our net purchases for the three months ended September 30, 2007, respectively. Historically our existing suppliers have met our needs. In addition, the raw materials used in our bio-fertilizer products are widely available from a variety of alternative sources.

Bio-enhanced Feed

As of September 30, 2008, we had 90 customers in total. Our three largest customers accounted for 11.6%, 8.0% and 6.4% of our net sales, respectively. Five customers accounted for 6.9%, 6.9%, 6.3%, 6.3% and 6.3% of our net sales for the three months ended September 30, 2007. No other single customer accounted for more than 6% of our net sales.

Our three largest suppliers accounted for 22.9%, 11.8% and 11.6% of our net purchases for the three months ended September 30, 2008. No other individual supplier account for more than 10.0% of our net purchases. Three suppliers accounted for 10.7%, 10.0% and 7.5% of our net purchases for the three months ended September 30, 2007, respectively. No other single supplier accounted for more than 6% for both periods. Raw materials used in our production of bio-enhanced feed products are available from a wide variety of alternative sources.

Results of Operations

Results of Operations for Three Months Ended September 30, 2008

Net Sales

Net sales were $2,327,315 and $2,957,972 for the three months ended September 30, 2008 and 2007, respectively, representing a decrease of $630,657 or 21.3%. The reduction is mainly due to the decrease in net sales of our principal operations, including our bio-fertilizer business and bio-enhanced feed business.

	Three months ended September 30,		Change
Item	2008	2007	Amount	Percentage
Bio-fertilizer:
Net sales	$36,413	$106,538	$(70,125)	-65.8%
Quantity (Tons)	32	91	(59)	-64.9%
Average price	$1,138	$1,168	$(30)	-2.6%
Bio-enhanced feed:
Net sales	$2,290,902	$2,851,434	$(560,532)	-19.7%
Quantity (Tons)	5,444	7,550	(2,106)	-27.9%
Average price	$421	$378	$43	11.4%
Total net sales	$2,327,315	$2,957,972	$(630,657)	-21.3%

As to our bio-fertilizer business, in the three months ended September 30, 2008, organic matter-decomposing inoculants, a new product registered in February 2008, contributed sales of approximately $14,300. Sales from water-run fertilizer, leaf fertilizer and microorganism microbial inoculum fertilizer decreased approximately $24,400, $13,900 and $11,200, respectively, as compared to the same period of 2007. In addition, we had sold semi-finished bacteria powder, which contributed $45,300 or 38.5% of total sales for the third quarter of 2007. There was no transaction of the same kind in 2008.

The decrease of net sales in our bio-enhanced feed business resulted from two main elements: (1) the adjustment of our product mix by reducing the amount of production of fowl feeds, which has a lower profit margin and from which sales decreased $400,000, as compared to the same period of 2007; and (2) the traffic control during Olympic Game held in August 2008, for which we were not able to deliver products to some of our customers in the controlled area.

Cost of Sales

Cost of sales was $2,271,772 and $2,718,712 for the three months ended September 30, 2008 and 2007, respectively. The decrease of $446,940 or 16.4% in cost of sales was primarily due to the rapid decrease of sales.

Gross Profit

Gross profit was $55,543 and $239,260, respectively, in the three months ended September 30, 2008 and 2007.

	Bio-fertilizer		Changes		Bio-enhanced feed		Changes
	2008 Q3	2007 Q3	Amount	Percentage	2008 Q3	2007 Q3	Amount	Percentage
Net Sales	$36,413	$106,538	$(70,125)	-65.8%	$2,290,902	$2,851,434	$(560,532)	-19.7%
Cost of Sales	30,425	42,986	(12,561)	-29.2%	2,241,347	2,675,725	(434,378)	-16.2%
Gross Profit	$5,988	$63,552	$(57,564)	-90.6%	$49,555	$175,709	$(126,154)	-71.8%
Gross Profit Margin	16.4%	59.7%			2.2%	6.2%

This decrease of $183,717 or 76.8% in gross profit was mainly caused by the decrease in gross profit margin for our bio-enhanced feed business from 6.2% to 2.2%. The significant decrease in gross profit margin in the bio-enhanced feed business was due to an increase in our purchasing prices of raw materials. Although we adjusted the prices of our products in response, materials prices rose faster than we could adjust product prices. As a small-scale feed business, we did not have redundant funds to avoid raw material price fluctuation risk, in addition, the animal feed industry is highly competitive, our customers are extremely price-sensitive. Increasing selling price will inevitably result in loss of existing customers. Management has been gradually adjusting our product mix and cutting down production of low-margin products, such as fowl feed, and developing bio-additive products.

Excluding sales from disposal of certain products that had exceeded their quality guarantee period for which we had accrued impairment provisions during the third quarter of 2006, the gross profit margin for bio-fertilizer for the third quarter of 2007 was 34.4%. In comparison, in the third quarter of 2008, the gross profit margin of our bio-fertilizer business decreased to 16.4%. This decrease is mainly related to both the difference mix products sold and rise of raw material price during the respective quarters.

Consulting and Professional Fees

Consulting and professional fees incurred were $54,980 and $161,241 for the third quarter of 2008 and 2007, respectively, representing a decrease of $106,261 or 65.9%. The high consulting and professional fees in the same period of 2007 was mainly due to amortization of stock-based compensation to two investor relation consultants.

Most of these fees in the third quarter of 2008 are related to fundraising commission amortization, investor relations and public company operations.

Officers’ Compensation

Officers’ compensation was $59,690 and $58,811 for the three months ended September 30, 2008 and 2007, respectively. This represents an $879 or 1.5% reduction in officers’ compensation.

General and Administrative

General and administrative expenses were $211,493 and $275,532 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $64,039 or 23.2%. A one-time television interview fee in the third quarter of 2007 caused the decrease.

General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The increase was primarily due to the expansion of our operating activities, which led to increased rental, salary, travel and office expenses.

Selling Expenses

During third quarter 2008, selling expenses were $41,051, a decrease of $36,599 or 47.1% from $77,650, our selling expenses in the comparable period of 2007.

Research and Development

Research and development expenses increased by $991 or 2.4% to $42,922, for the three months ended September 30, 2008, as compared to $41,931 for the three months ended September 30, 2007.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation charged to cost of production and deprecation of research equipment, decreased $1,304 or 3.7% to $33,930, for the three months ended September 30, 2008, as compared to $35,234 for the same period of 2007.

Net Interest Expense

Net interest expense was $142,868 in the third quarter of 2008 and $171,743 in the same period of 2007, representing a $28,875 or 16.8% decrease. This decrease was mainly due to the gradual reduction of 6% Note principal pursuant to conversions, and amortization of warrants relating to loans due to related parties with detachable warrants, which has been charged to interest expense in 2007.

Net Loss

Our net loss for the third quarter of 2008 was $567,770 (including non-cash expenses of $214,793), a decrease of $30,751 or 5.1% as compared to net loss in the same period of 2007, which was $598,521. This decrease resulted from the following factors: (1) decrease in gross profit of $183,717 or 76.8%; (2) decrease in operating expenses of $163,906 or 25.2%; (3) decrease in interest expenses of $28,875 or 16.8%; and (4) minority interest in subsidiary in the third quarter of 2008 was $5,988 and negative $15,699 for the same period of 2007.

Comprehensive Loss

Comprehensive loss decreased by $34,570 to $571,604 for the three months ended September 30, 2008, as compared to $606,174 for the comparable period of 2007. The decrease in comprehensive loss in the current period as compared to the comparable period in 2007 is due to a decrease of $30,571 in net loss and a decrease of $3,819 in other comprehensive loss.

Results of Operations for Nine Months Ended September 30, 2008

Net Sales

Net sales were $7,539,083 and $6,214,712 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $1,324,371 or 21.3%. The increase is mainly due to expansion in net sales of our principal operations, including our bio-fertilizer business and bio-enhanced feed business in the first half of 2008.

Nine months ended September 30,		Change
2008	2007	Amount	Percentage
$219,933	$135,712	$84,221	62.1%
648	133	515	387.2%
$339	$1,019	$(680)	-66.7%

$7,319,150	$6,079,000	$1,240,150	20.4%
17,001	20,561	(3,560)	-17.3%
$431	$296	$135	45.8%

$7,539,083	$6,214,712	$1,324,371	21.3%

As above mentioned in the section subtitled “Results of Operations for Three Months Ended September 30, 2008,” net sales from bio-fertilizer and bio-enhanced feed for the third quarter of 2008 decreased $70,125 and $560,532, respectively. Therefore the increase of net sales in our two segments for the nine months ended September 30, 2008 is attributed primarily to increases realized in the first half of 2008.

In the nine months ended September 30, 2008, organic matter-decomposing inoculants, a new fertilizer registered in February 2008, contributed sales of approximately $14,300. Sales from organic fertilizer, microorganism microbial inoculum fertilizer and leaf fertilizer increased approximately $97,400, $29,700 and $10,200, respectively, and net sales from water-run fertilizer decreased 32,400, as compared to the same period of 2007. In addition, we had sold semi-finished bacteria powder, which contributed $45,300 or 38.5% of total sales for the third quarter of 2007. There was no transaction of the same kind in 2008.

Cost of Sales

During the nine months ended September 30, 2008, cost of sales was $7,353,634, representing an increase of $1,590,247 or 27.6%, compared with $5,763,387 for the same period of 2007.

Gross Profit

Gross profit for the nine months ended September 30, 2008 was $185,449. In comparison, gross profit for the same period in 2007 was $451,325, representing a decrease of 265,876 or 58.9%.

	Bio-fertilizer		Changes		Bio-enhanced feed		Changes
	2008 Q1-Q3	2007 Q1-Q3	Amount	Percentage	2008 Q1-Q3	2007 Q1-Q3	Amount	Percentage
Net Sales	$219,933	$135,712	$84,221	62.1%	$7,319,150	$6,079,000	$1,240,150	20.4%
Cost of Sales	160,254	66,038	94,216	142.7%	7,193,380	5,697,349	1,496,031	26.3%
Gross Profit	$59,679	$69,674	$(9,995)	-14.3%	$125,770	$381,651	$(255,881)	-67.0%
Gross Profit Margin	27.1%	51.3%			1.7%	6.3%

The gross profit margin for our bio-enhanced feed business decreased from 6.3% to 1.7%. The significant decrease in gross profit margin in the bio-enhanced feed business was due to an increase in our purchasing prices of raw materials. Although we adjusted the prices of our products in response, materials prices rose faster than we could adjust product prices. As a small-scale feed business, we did not have redundant fund to avoid raw material price fluctuation risk, in addition, the animal feed industry is highly competitive, our customers are extremely price-sensitive. Increasing selling prices will inevitably result in loss of existing customers.

The gross profit margin of our bio-fertilizer business decreased 24.2% to 27.1%, which is mainly related to both the difference mix of products sold and rise of raw material price during the respective quarters. Gross profit margin for bio-fertilizer for the third quarter of 2007 was 34.4% excluding sales from disposal of certain products that had exceeded their quality guarantee period. These products were sold for an aggregate price of $41,033, which is lower than our cost ($50,575), and for which we had accrued impairment provisions during the third quarter of 2006. Therefore, gross profit margin for the same period of 2008 decreased.

Consulting and Professional Fees

Consulting and professional fees was $243,757 for the nine months ended September 30, 2008. During the comparable period of 2007, consulting and professional fees was $618,380. The high consulting and professional fees in the same period of 2007 was mainly due to amortization of stock-based compensation to two investor relation consultants.

Officers’ Compensation

Officers’ compensation for the nine months ended September 30, 2008 and 2007 was $178,153 and $213,280, respectively, representing a $35,127 or 16.5% decrease.

General and Administration

General and administration expenses for nine months ended September 30, 2008 and 2007 were $686,010 and $651,055, respectively, representing $34,955 or 5.4% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.

Selling Expenses

Selling expenses for the nine months ended September 30, 2008 decreased $129,284 or 45.4% from $284,916 in 2007 to $155,632 in 2008. Selling expenses include salary and travel expenses of salesmen, delivery expenses and advertising, etc.

Research and Development

Research and development expense for the nine months ended September 30, 2008 increased $9,324 or 6.9% from $134,730 in 2007 to $144,054 in 2008.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation charged to cost of production and deprecation of research equipment, decreased $9,350 or 9.7% to $86,748 for the nine months ended September 30, 2008, as compared to $96,098 for the same period of 2007.

Interest expenses

Net interest expense was $565,728 in the nine months ended September 30, 2008 and $573,647 in the same period of 2007, representing a $7,919 or 1.4% decrease.

Net Loss

During the nine months ended September 30, 2008, net loss was $1,884,986, representing a decrease of $659,686 or 25.9%, comparing with $2,544,672 for the same period of 2007. This decrease resulted from the following factors: (1) decrease in gross profit of $265,876 or 58.9%; (2) decrease in operating expenses of $462,400 or 23.1%; (3) decrease in interest expenses of $7,919 or 1.4%; (4) minority interest in subsidiary in the nine months ended September 30, 2008 was $31,956 and negative $8,778 for the same period of 2007; and (5) during the second quarter of 2007, we recognized a $414,509 loss from the discontinuation of our urea entrepot trade business.

Comprehensive Loss

Comprehensive loss decreased by $653,845 to $1,925,061 for the nine months ended September 30, 2008, as compared to $2,578,906 for the comparable period of 2007. The decrease in comprehensive loss in the current period as compared to the comparable period in 2007 is due to a decrease of $659,686 in net loss and an increase of $5,841 in other comprehensive loss.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the nine months ended September 30, 2008, we raised $650,000 from sales of equity. In addition, related parties advanced $428,763 in total to the Company. As of September 30, 2008, our current liabilities exceeded current assets by $2,952,880, reflecting a current ratio of 0.35:1 and a quick ratio of 0.21:1. Comparably, as of December 31, 2007, our current liabilities exceeded current assets by $1,366,926, denoting current ratio of 0.52:1 and quick ratio of 0.23:1.

As of September 30, 2008 and December 31, 2007, we had cash of $43,161 and $61,073, respectively. Changes in cash balances are outlined as follows:

During the nine months ended September 30, 2008, our operations utilized cash of $505,422 as compared with $278,395 in the same period of 2007. Cash was mainly used for working capital for our bio-fertilizer and bio-enhanced feed businesses and public company operation.

During the nine months ended September 30, 2008, we utilized $87,677 for purchase of property and equipment. In the same period of 2007, we spent $203,768 for the same purpose.

During the nine months ended September 30, 2008, we generated $562,042 from financing activities, consisting of proceeds from issuance of common stock of $650,000 and loans from related parties of $428,763, which was offset by repayment of $511,115 to related parties and long-term borrowings of $5,606. During the same period of 2007, our financing activities incurred net cash inflow of $13,560, consisting of the proceeds of $436,119 from advances or loans from related parties, which was offset by the repayments to related parties of $417,932 and long-term borrowings of $4,627.

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

Commitments and Contingencies

See Note 18 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

All of our revenues and the majority of our expenses and liabilities incurred are in RMB. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of RMB. Up to now we have not reduced our exposure to exchange rate fluctuations by using hedging transactions or any other measures to avoid our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. For the third quarter of 2008, foreign currency translation adjustments to our comprehensive income were $3,834, primarily as a result of RMB appreciating against the U.S. dollar.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any material pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23, 2004	3.1
3.2	Bylaws, effective as of July 22, 2004.	Form 8-K Filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of September 27, 2006.	Form 10-QSB filed on November 15, 2006	3.3
10.1	Consulting Agreement between the Company and Robert Schechter dated January 10, 2008	Form 10-Q filed on August 11, 2008
10.2	Contract for Joint Venture between the Company and Hebei Huaxing Pharmaceuticals Co., Ltd. dated May 22, 2008	Form 8-K filed on May 27, 2008	10.1
10.3	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and AJW Offshore Ltd., AJW Qualified Partners LLC, AJW Partners LLC, and New Millennium Capital Partners II LLC	Filed herewith.
10.4	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and FirsTrust Group, Inc. dated October 7, 2008	Filed herewith.
21	List of Subsidiaries	Form 10-KSB filed on April 2, 2007	21
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li	November 12, 2008 Chief Executive Officer and Chairman of the Board of Directors
Wei Li	(Principal Executive Officer)

/s/ Lianjun Luo	November 12, 2008 Chief Financial Officer and Director
Lianjun Luo	(Principal Financial Officer and Principal Accounting Officer)