Form 10-K
period 2008-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2009-05-18
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to ______

Commission file number: 000-33167

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		77-0632186
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
310 N. Indian Hill Blvd., #702 Claremont, California 91711
(Address of principal executive offices)
(626) 715-5855
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:		Name of each exchange on which registered
None		OTC Bulletin Board
Securities registered pursuant to Section 12(g) of the Act: (Title of Each Class)
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.☐Yes☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐Yes☒No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒Yes☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes☒No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 30, 2008 was approximately $8,878,825.

The number of shares of registrant’s common stock outstanding as of May 15, 2009 was 400,000,000.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2008
INDEX

TABLE OF CONTENTS

Part I

Special Note Regarding Forward-Looking Statements

On one or more occasions, we may make forward-looking statements in this Annual Report on Form 10-K regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events.  Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

References herein to “we,” “us,” “our” or “the Company” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned and majority-owned subsidiaries unless the context specifically states or implies otherwise.

Item 1.	Business

The Company

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

In June 2008, Kiwa Shandong received approval from the Ministry of Commerce of the PRC to sell fertilizer products of other manufacturers on a wholesale basis, including chemical fertilizers, complex fertilizers and compound fertilizers.  Based on applicable tax laws in China, Kiwa Shandong’s new business items will be exempt from value-added tax.

Bio-enhanced Feed

On July 11, 2006, we entered into a joint venture with Tianjin Challenge Feed Co., Ltd. (“Challenge Feed”) to engage in the developing, manufacturing and marketing of biologically enhanced feed for livestock.  The joint venture is through Kiwa Tianjin, our 80% subsidiary formed under the laws of PRC.  Pursuant to the joint venture agreement between the Company and Challenge Feed, we invested $480,000 in cash for our 80% equity share of Kiwa Tianjin and Challenge Feed invested machinery and equipment used in one of Kiwa Tianjin’s two bio-enhanced feed production lines with an agreed value of $120,000 for the remaining 20% equity.  We also lease another production line from Challenge Feed.  With these two production lines, Kiwa Tianjin’s total annual production capacity is approximately 40,000 metric tons of concentrated and supportive feeds.  Actual amount of production in fiscal year ended December 31, 2008 was 20,684 tons.

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

In addition pursuant to the Technology Transfer Agreement, JKB will exclusively supply to us the raw material medicine for AF-01 anti-viral aerosol, which must have an index of 200,000 zymolysis units per milliliter.  There is no alternative supplier if JKB fails to perform its supply obligations on the contract.

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

In May 2008, we had entered into a joint venture agreement with Hebei Huaxing Pharmaceuticals Co., Ltd. (“Huaxing”), which would take effect when it is approved by the local bureau of commerce in Hebei.  The Company intended to set up a new joint venture engaging in the developing, manufacturing and marketing of animal drugs and disinfectants, including applying for relevant certificate of AF-01 anti-viral aerosol technology-based products.  However, due to sharp change in macro economic climate, both parties proposed to local bureau of commerce in Hebei to suspend the approval of the joint venture agreement.  The joint venture agreement was not taken effective.  Both parties will not be committed to any responsibilities or making any capital contributions under the joint venture agreement.  In the future, both parties may resume setting up a joint-venture.  The Company is also actively looking for new targets of acquisition to develop, manufacture and market the Company’s animal drugs and disinfectants.

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

General Operational Strategy
●	Build a platform for world-class biotechnological research and development results to be commercialized into products for applications in agriculture;
●	Invest in mature technologies that will not require large amounts of research expense to develop into commercial products;
●	Utilize proprietary technology to supply ag-biotech inputs to the market at lower cost than our competitors;
●	Constructing or acquiring new production facilities, improving established facilities; to improve our manufacturing capability in China;
●	Building and strengthening our “KIWA” brand so as to become one of the leading companies in China’s “biological, safe and environment-friendly” agricultural inputs industry;

●	Establish strategic alliances for research and development, sales and distribution and customer acquisition with complimentary entities in the biological-agriculture industry; and
●	Enhance overall management systems, operational structure and corporate governance.

Sales Strategy
●	Our sales strategy involves utilizing both a direct sales force and distribution networks. Our distribution efforts are expected to include the following:
o
Choosing green food/organic-food planting bases or other demonstrative agricultural products producers, carrying out regional field tests, fanning out from a point to an area, cultivating market network;

o
Leveraging government, industrial organizations (such as “China Green Food Association”) to strengthen existing sales network in rural areas, thereby reach end-users in a more cost-effective manner; cut off selling expenses occurred during middle tiers of supply chain to boost end-user’s value;

o
Cooperating with special agricultural production materials distributors who also help farmers resell their products; focusing on large-to-medium size wholesalers of agricultural production materials at provincial and municipal levels;

o	Establishing a three-level distribution network consisting of a company-centralized sales office, prefectural representative offices and direct distributors in villages and towns; and
o	Leveraging existing sales channels and network of affiliates’ products to save costs of building the network from scratch.

Strategy Regarding Customers
●	Our targeted customers include major agricultural companies and growers that can realize significant financial benefits from using our products including:
o	Provide high value-added agricultural products (such as fruits, vegetables, meat, eggs that meet the requirements of green food/organic food) to Chinese agricultural products producers;
o	Agricultural products producers located in China who are exporting to Japan, Korea, Europe, US and other regional markets of the world;
o	Chinese agricultural products producers who have generated internal needs of ag-biotech inputs to solve the problems of soil-caused diseases, anti-biotic drug tolerance, leftover and others; and
o	“Green” or organic growers throughout the world.

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

Our bacillus bacteria based fertilizers are protected by patents.  On April 12, 2004, we entered into an agreement with China Agricultural University (“CAU”) to acquire from the university Chinese patent no. ZL 93101635.5 entitled “Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing.”  The aggregate purchase consideration under the agreement was $480,411, of which $60,411 was paid in cash in 2004.  For the balance of the consideration, we issued 1,000,000 shares of our common stock to CAU in September 2004, valued at $0.42 per share (aggregate value of $420,000) based on the market value on July 20, 2004, the date when the transfer of the patent was approved.  Our photosynthetic bacteria based fertilizers are protected by trade secret.

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

We have obtained five fertilizer registration certificates from the Chinese government - four covering our bacillus bacteria fertilizer and one covering our photosynthetic bacteria fertilizer.  Some of our products contain ingredients of both photosynthesis and bacillus bacteria.  The five registration certificates are: (1) Microorganism Microbial Inoculum Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (2) Photosynthetic Bacteria Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (3) Amino Acid Foliar Fomular Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (4) Organic Fertilizer Registration Certificate issued by Agriculture Department of Shandong Province, and (5) Organic Matter-Decomposing Inoculants Registration Certificate issued by the PRC Ministry of Agriculture on February 16, 2008.  Protected by these five Fertilizer Registration Certificates and five trademarks under the names of “KANGTAN” (Chinese translation name for Kiwa), “ZHIGUANGYOU,” “PUGUANGFU,” “JINWA” and “KANGGUAN,” we have developed six series of bio-fertilizer products with bacillus spp and/or photosynthetic bacteria as core ingredients.

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

The total annual production capacity of Kiwa Tianjin is approximately 40,000 metric tons of concentrated and supportive feeds.  During fiscal 2008, the actual sales volume of our bio-enhanced feed products was approximately 20,700 tons, which is about 52% of Kiwa Tianjin’s maximum production volume.

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

Kiwa-CAU Research and Development Center

In July 2006 we established a new research center with CAU through our subsidiary, Kiwa Shandong, which goes under the name, Kiwa-CAU Bio-Tech Research & Development Center (the “Kiwa-CAU R&D Center”).  Pursuant to an agreement reached between CAU and Kiwa Shandong on November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $146,300) each year to fund research at Kiwa-CAU R&D Center.  Under the above agreement, the Kiwa-CAU R&D Center is responsible for fulfilling the overall research-and-development functions of Kiwa Shandong, including: (1) development of new technologies and new products (which will be shared by Kiwa and CAU); (2) subsequent perfection of existing product-related technologies; and (3) training quality-control personnel and technicians and technical support for marketing activities.

During fiscal 2008, Kiwa-CAU R&D Center had concentrated on the following filed of works:
1.	Isolation and culture of microorganisms;
2.	Screening of growth-promoting bacteria;
3.	Screening of bio-control bacteria;
4.	Screening of environmental microbiology;
5.	Studies on fermentation technology and related production process;
6.	Analysis of soil and fertilizer nutrients and fertilization program development;
7.	Field demonstration test of Kiwa fertilizer products;
8.	Application of approval and certification of Kiwa fertilizer products;
9.	Application of patents; and

10.	Technical training and services.

During fiscal 2008, Kiwa-CAU R&D Center had successfully isolated forty-one strains of endophytic bacillus from plants.  In 2008, Ministry of Agriculture of the PRC had granted Organic Product Certification to two of our products.  A number of strains had been observed to have the capability of boosting crop yield, dispelling chemical pesticide residual from soil.  These strains could be used for not only developing new biological preparation but also environmental protection preparation.  We are applying for three patents.

Market Overview

Modern agricultural practices largely rely on heavy use of chemical fertilizers, pesticides and veterinary drugs that can cause tremendous harm to the environment, soils and human health.  Such practices have been under increasing public scrutiny across the world, leading to increased consumer demand for agricultural practices that are more environmentally friendly.  China has only 9.26% of the world’s arable land but needs to feed over 1.3 billion people, or approximately 22.9% of the world’s population.  If the situation continues unchanged, the largest population in the world could potentially face severe food and water shortages and an increasingly polluted living environment.  One solution to the environmental problem is to develop environmentally friendly fertilizer, veterinary drugs and animal feed.

China’s agricultural production has steadily increased for more than 20 years due to agricultural policy reform, improved agricultural technology and recent government support programs, including price supports, export incentives, direct payment and tax incentives.  The following table shows the increase in output of major agriculture products between 1970 and 2006:

Data item	2006	2005	2004	2003	2002	2001	2000	1999	1990	1980	1970
Corn	145,482	139,365	130,287	115,830	121,310	114,094	106,001	128,084	96,821	62,600	33,030
Cotton	6,746	5,714	6,324	4,860	4,916	5,324	4,417	3,829	4,508	2,707	2,277
Early rice	31,868	31,873	32,217	29,484	30,288	34,002	37,623	40,973	51,649	49,140	37,410
Late rice	34,669	34,614	32,959	31,903	35,244	41,754	41,423	48,120	50,438	36,710	26,320
Middle rice	116,034	114,104	113,914	99,268	109,007	101,382	108,861	109,394	89,661	44,410	39,320
Wheat	104,467	97,445	91,952	86,488	90,290	93,874	99,637	113,879	98,220	55,210	29,185

(All in thousand tons)

Source: ERS-United States Department of Agriculture

According to Organic Products Market in China 2006, a publication issued by USDA in June 2006, China has the potential to become a world power in the organic foods industry.  Home to one-fifth of the world’s population, a growing number of its Chinese consumers are making more health-conscious purchases.  The country continues to attempt to increase organic export production as well as boost domestic demand.  With the growth of the international market for organic products, some products in China are now being grown to international organic standards for export with the help of third-party global certification groups.  Other products continue to target the domestic market with certification by local or provincial bodies.  In 2003, the total turnover for the “Green Foods” market reached approximately $11.9 billion with $8.7 billion wholesale for the domestic market.  An initiative by the government to promote pure foods led to development of an organic food market that continues to show growth potential.  Organic farms in China are beginning to resemble Western counterparts in farming practices, certification and retail promotion.

In response to the increasingly severe deterioration in food safety, environment pollution, rural area stability and other challenges, the Chinese government attaches high importance to the problems of farmers, rural areas and agriculture.  From January 1, 2006, the agricultural tax had been abolished. From 2004, the Central People’s Government of the PRC continuously issued “Number One Document” regarding rural areas of China.  The latest “Number One Document” issued on January 30, 2008, contains wider-range of policies promoting sustainable development of agriculture, for example, promoting income level of billions of farmers, strengthening supervision of farm inputs and actively developing green-food and organic food.  In April 2007, the State Council of the PRC promulgated the “‘Eleven-Five’ National Program on Boosting Food and Drug Safety”, calling for strengthening agricultural input quality and safety control; setting up demonstrational bases for agricultural products and food based on “recycling economy” model; speeding up building bases for Uncontaminated Food/Agricultural Products), GAP (Good Agricultural Practices), Green Food and Organic Food.  In July 2007, the State Council of the PRC promulgated “Special Rules of the State Council on Strengthening the Supervision and Management of the Safety of Food and Other Products” requiring compliance of laws, administrative regulations and national compulsory standards for producers when using agricultural input; producers and dealers of export products must guarantee the compliance of importing country’s relevant standards or contractual standards; any violators will face severe punishment. These policies are in favor of our Company in the following three ways:

●	The trend in government policy development is propitious to expedite more agricultural products’ producers to accept ag-biotech input in a quicker fashion;
●	Preferential policies in rural areas increase farmers’ income level, therefore they can afford to buy more of our products, thus increase our sales volume.
●	Resulting from certain changes in new policies’ procedures, we expect to receive stronger support from relevant industrial associations and government departments when promoting our products.

Bio-fertilizer Market

To increase the overall crop yield, farmers in China use vast amounts of chemical fertilizers.  According to U.S. Department of Agriculture, the use of fertilizer in China rocketed from 10,863,000 tons in 1979 to 47,662,000 tons in 2005, underpinning a compound annual growth rate of 5.85%.  Together with the continuous growth of total fertilizer consumption, the way that Chinese farmers apply fertilizer is also changing.  From 1979 to 2005, the percentage of Nitrogenous fertilizer application to total amount of fertilizer consumption decreased gradually from 76% to 47%. In the meanwhile, the percentage of Phosphate fertilizer and Potash fertilizer increased steadily. Most importantly, in 1976, 100% of China’s fertilizer consumption was chemical fertilizer (including Nitrogenous fertilizer, Phosphate fertilizer and Potash fertilizer); while in 2005, the rate decreased to 73%. Other fertilizer, including bio-fertilizer has been gradually accepted by Chinese farmers. (Source: ERS-United States Department of Agriculture)

The excessive use of chemical fertilizer in China is also reflected by the China-to-U.S. rate of chemical fertilizer application.  According to data quoted from U.S. Department of Agriculture, Chinese farmers applied 2.05 times the nitrogen fertilizer and 1.8 times the phosphate fertilizer compared to their U.S. counterparts in 2005.

Use of chemical fertilizer in China is now higher than it has ever been.  This increase in use of chemical fertilizer has led to a series of severe problems including degradation of the soil structure, natural biodiversity and ecological system stability.  Promoting the use of bio-fertilizer together with chemical fertilizer is one of the solutions to solve these problems.

In the U.S. and European countries, the amount of bio-fertilizer consumption in the agricultural production accounts for over 20% of the total amount of fertilizer consumption. The output increased at the speed of 10% to 20% each year. According to the statistics, total amount of bio-fertilizer production was 1.5 million tons, total sales volume about RMB4 billion Yuan in 2001, which accounts for about 1% of total commercial fertilizer consumption. Analysis indicates that bio-fertilizer will possess about 10% of market share in 2010, which is forecasted to be about 14 million tons of market demands. Therefore, the market potential of bio-fertilizer is immense.

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

China is one of the largest livestock products producing countries of the world.  During the past two decades, livestock products production has increased significantly.  For instance, China produced 16,547,000 tons of pork in 1985 as compared with 50,106,000 tons in 2005.  The compound annual growth rate of pork production is 5.70%.  Similar trends can be identified in other livestock products, such as beef, meat and poultry, etc. Since the trend of development has been unchanged for decades, it is reasonable to forecast that the growth pattern will continue. (Source: ERS-United States Department of Agriculture)

Accompanying the continuous growth in livestock products, the nation’s demand for livestock feed also increased. In 2004, the production of feed products in China increased to 93 million tons, an 11% increase over the previous year, compared to production of 35.7 million tons in 1991.  The total production value of the livestock feed industry has increased 13.36% to approximately RMB242.8 billion. It is estimated that the market for livestock feed will continue to grow in the foreseeable future (China Stockbreeding Industry Year Book 2005).  However, in recent years, some Chinese stock growers have added various anti-bacterial medicines, hormone and other growth stimulants into livestock feed and drinking water in order to prevent and cure diseases, promote growth, enhance animal reproductivity, increase feed conversion rate and improve animal products quality, which has led to medicine residue in animal foods.  Serious consequences from such practices have attracted much attention from both the Chinese government and those who have imported Chinese animal foods. The Chinese livestock industry is suffering from lack of powerful feed producers that are capable of manufacturing high-quality, environment-friendly bio-enhanced feed in a cost-effective manner to satisfy the increasing demand of the market.  In light of the huge potential of the market, continuing growth in demand and other favorable conditions in the industry, we have concluded that the livestock feed market is a good opportunity for the Company.

Anti-viral Veterinary Drug Market

Virus-caused diseases remain the most deadly category of animal disease in clinic.  They are not only spreading quickly but also claiming a high fatality rate.  The unique nature of virus reproduction makes it difficult to find a cure for it in the laboratory.  Virus-caused diseases account for a large proportion of all animal infectious diseases; the death rate is 36.8%, the second highest among all causes, second only to bacteria.  However, in China only a very small proportion of veterinary drugs are anti-viral.  The income breakdown of the Chinese veterinary drug industry is as follows: antimicrobial agent 37%, medication additive 21%, biological products 14%, insecticide-agent 14%, health-care products 6%, environmental hygiene products 4%, and others 4%.

Virus can be divided into two categories, one group is DNA virus and other group is RNA virus.  Our planned anti-viral aerosol product is based on AF-01 technology.  It will be in the form of spray and be capable of preventing/curing various RNA virus-caused diseases in various breading farms.  Bird-flu is caused by typical RNA virus, it is the first virus caused animal disease that AF-01 will target.

In recent years, it was reported that human being could be infected by H5N1 and sometimes it could be fatal.  According to the World Health Organization (the “WHO”) to date, human cases have been reported in six countries, most of which are in Asia: Cambodia, China, Indonesia, Thailand, Turkey, and Vietnam.  The first patients in the current outbreak, which were reported from Vietnam, developed symptoms in December 2003 but were not confirmed as H5N1 infection until January 11, 2004.  Thailand reported its first cases on January 23, 2004.  The first case in Cambodia was reported on February 2, 2005.  The next country to report cases was Indonesia, which confirmed its first infection on July 21, 2005.  China’s first two cases were reported on November 16, 2005.  Confirmation of the first cases in Turkey came on January 5, 2006, followed by the first reported case in Iraq on January 30, 2006.  All human cases have coincided with outbreaks of highly pathogenic H5N1 avian influenza in poultry.  To date, Vietnam has been the most severely affected country, with more than 90 cases.

The use of appropriate antiseptics is an effective prevention method against avian influenza. As indicated by our Technical Appraisal Report (No. GuoWeiKeChengJianZi (2004) A0101) certified by the Ministry of Health of China, our planned product with bio-active glycopeptides produced by actinomycetes as the functioning element has been demonstrated to be an effective antiseptic to prevent the spread of H5N1. Furthermore, we believe this product has competitive differential compared with other existing chemical disinfectors. If we are able to complete approval procedures to develop our intended anti-viral aerosol agent product, we believe that it will have the potential to attract a significant share of the Chinese market upon launching and benefit from large government orders.

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

Due to the unique products that we offer and the very early stage of the bio-fertilizer market in China, we believe there is limited direct competition for our products in the Chinese marketplace.  We believe that we have product differentiation and cost advantages (cost to customer) that will enable us to be more profitable than our competitors, in terms of profitability, for the following reasons, among others:
●	Highly effective in boosting crop yield and quality while being environmentally friendly;
●	Lower price point and higher return on investment to end users; and
●	Complimentary to existing use of chemical fertilizer which will help minimize switching costs for end users.

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

We have been in the livestock feed business for less than three years and our production capacity remains relatively low as compared with that of the whole industry.  However, we believe our products have differentiation against other similar products, for example, by adding microbial ingredients to increase feed conversion rate, prevent/cure animal diseases, and cut off stock raisers’ input in veterinary drugs, which could give our products an edge in competition.  So far, we are also developing and applying for relevant approvals for microbial feed additives, which could further differentiate our products.

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

One of the most severe diseases that AF-01 anti-viral aerosol is against is avian flu.  According to the Ministry of Agriculture of PRC, there are nine Chinese companies that are developing/distributing anti-avian flu vaccine, which can be regarded as substitutes of our product. However, as one of the two ways to prevent/cure avian flu, anti-viral aerosol is different from vaccine in first these is no residues; and second there will not be any drug failure in case virus variation. Thus we believe once our commercialized product has been successfully developed, it will have a greater market potential and social value than vaccines.

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

Our top five suppliers accounted for 16.3%, 11.6%, 11.4%, 11.1% and 10.4% of our net purchases for the fiscal year ended December 31, 2008, respectively.  No other single supplier accounted for more than 10%.

Bio-enhanced feed

The major raw materials for bio-feed products are microbes, animal blood as enhanced ingredients, corn, grains, bean cake, cotton draff, greenstuff draff and trace elements.

The three largest suppliers accounted for 16.9%, 12.6% and 10.9% of our net purchases for the fiscal year ended December 31, 2008, respectively.  No other single supplier accounted for more than 10%.

Customers

Bio-fertilizer

With respect to bio-fertilizer, we have a total of 42 customers as of December 31, 2008, of which three customers accounted for 40.6%, 10.9% and 7.8% of our net sales for the fiscal year ended December 31, 2008, respectively.  No other single customer accounted for more than 7% of our revenues in this product line.

Bio-enhanced feed

With respect to bio-enhanced feed, we have a total of 116 customers, of which three customers accounted for 10.9%, 9.9% and 8.2% of net sales in this product line.  No other individual customer accounted for more than 5% of our net sales for the fiscal year ended December 31, 2008.

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

Bio-enhanced feed

Our operating results for livestock feed products are also expected to continue to be subject to seasonal factors.  The main seasonal factors that would influence our livestock feed product line operating results include farming seasons, climate, traditional holidays, animal diseases as well as other factors that the management cannot control.  Generally speaking, our operating results in this product line in the second and third quarters are expected be better than those from the first and fourth quarters since fishponds in the first and fourth quarters are frozen and pisciculturists stop fishing by then.  Consequently they do not purchase our fish feed products during the first and fourth quarters of each year.  Our livestock feed factory does not produce fish feed during most of the first and fourth quarters.  There is no guarantee for those operating result circles will repeat themselves and management would adjust our plan in accordance with changes occurred.

AF-01 Anti-viral aerosol

We have not identified any patterns from our AF-01 anti-viral aerosol product business, as it is still in the development stage.

Employees

We currently employ 87 full-time employees in China and one in the United States.  We also have 43 seasonal employees in China.  We have full-time workers of 53 and management staff of 34.

Regulatory Concerns

Our production must comply with bio-fertilizer, livestock feed production and testing procedure standards promulgated by the PRC Ministry of Agriculture or local administrative authorities.  We have complied with the applicable PRC government standard production and testing procedures.  As for AF-01 anti-viral aerosol, we are now in the process of applying for statutory licenses for the AF-01 technology in accordance with relevant regulations (See subsection entitled “The Company— AF-01 Anti-viral Aerosol” in this Item 1).

Environmental Matters

Our two manufacturing facilities, Kiwa Shandong and Kiwa Tianjin, have passed environmental impact assessment by local environmental authorities.  Photosynthesis bacteria, bacillus ssp, and actinomycetes are environmentally friendly and are not known to cause any environmental problems.

Legal Proceedings

Neither our company nor any of our subsidiaries is a party to any legal proceedings that, individually or in the aggregate, are material to our company as a whole.

Item 1A.	Risk Factors

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

Overview of the Company’s Financial Condition as of December 31, 2008
As of December 31, 2008, the Company had accumulated deficit of $14,706,710, among which, $3,632,188 and $3,307,868 were incurred during twelve months ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, we had cash and cash equivalents of $18,986 and total current assets of $3,910,254; at the same time, we had current liabilities of $7,910,310, denoting current ratio of 0.49 and quick ratio of 0.45.  At the end of fiscal 2008, we also had long-term liabilities of $1,807,413.

On June 29, 2006, the Company entered into a securities purchase agreement with six institutional investors for the issuance and sale of (1) 6% secured convertible notes, due three years from the date of issuance, in the aggregate principal amount of $2,450,000, convertible into shares of the Company’s common stock, and (2) warrants to purchase 12,250,000 shares of the Company’s common stock.  As of December 31, 2008, the outstanding principal of 6% Notes was $1,622,323.  The maturity date of the 6% Notes is June 29, 2009.

To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations and repay our liabilities, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

Overview of the Company’s Operating Results for the Twelve Months Ended December 31, 2008 and 2007
During twelve months ended December 31, 2008 and 2007, our sales revenue was $9,175,737 and $9,129,779, respectively.  However, the Company gross profit was $217,518 and $525,984, denoting a gross profit margin of 2.4% and 5.8%.  During fiscal year of 2008 and 2007, our operating loss was $2,097,575 and $2,126,616.  Net loss for both periods was $3,632,188 and $3,307,868, respectively.

Overview of the Company’s Cash flow Status for the Twelve Months Ended December 31, 2008 and 2007
During fiscal year ended December 31, 2008 and 2007, our operating activities used net cash of $829,142 and $523,649, respectively.  We also invested $48,111 and $206,446 in purchasing property and equipment during both periods.  Although our financing activities provided net cash of $901,615 and $308,591 in the fiscal year of 2008 and 2007, we had cash of only $18,986 and $61,073 on December 31, 2008 and 2007, respectively.

The Company’s Ability of Raising New Finance
Continuous losses and low share price has deteriorate the Company’s ability of raising new finance.  As of December 31, 2008, the closing price of our common stock reported by on the OTC Bulletin Board was $0.0019.  The market value of the Company was $264,858, which makes it very hard to arrange new financing on equity financing basis.  The Company’s obligations under the 6% Notes and the Warrants are secured by a first priority security interest in the Company’s intellectual property pursuant to an Intellectual Property Security Agreement with the Purchasers, and by a first priority security interest in all of the Company’s other assets pursuant to a Security Agreement with the Purchasers.  In addition, the Company’s Chief Executive Officer has pledged all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes and the Warrants.  As a result, the Company does not have assets to security the obligations of new debt.

The 6% Notes require the Company to procure the Purchaser’s consent to take certain actions including to pay dividends, repurchasing stock, incur debt, guaranty obligations, merge or restructuring the Company, or selling significant assets.  Our ability of raising new finance is limited.

Kiwa Shandong’s Ability to Continue as a Going Concern is in Doubt
Kiwa Shandong is our wholly-owned subsidiary of engaging in researching, developing, producing and marketing bio-fertilizer.  However, since its inception in 2002, Kiwa Shandong has not generated material revenue.  Moreover, Kiwa Shandong has never been profitable.  As of December 31, 2008, Kiwa Shandong has accumulated deficit of $2,180,030.

In June 2002, we entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Pursuant to relevant China laws and regulations, we had paid tenure tax on quarterly basis at the rate of approximately $1,660 per acre.  However, from January 1, 2007, China central government adopted a series of policies to strengthen land management, including doubled tenure tax to $3,320 per acre.  In February 2008, the Ministry of Land and Resources of China issued “Controlling Indexes of Construction Land Use for Industrial Projects,” which requires the building coverage should not be less than 30%.  Up to now, the current situation in Kiwa Shandong does not meet this requirement.  There is no assurance that local authority would not reduce the acreage of land granted to us to use at no cost.

On December 31, 2008, we launched a complete test on the recoverability of our long-lived assets in Kiwa Shandong.  Based on our analysis, Kiwa Shandong’s long-lived assets were impaired.  Management is assessing the usage of our long-lived assets in Kiwa Shandong; it is possible that we would dispose some of our long-lived assets in the future.

Given the tight cash flow status of the Company, we may have to curtail or cease operations and consider a formal or informal restructuring or reorganization in Kiwa Shandong.  For example, we may consider reduce the acreage of land we use in Kiwa Shandong to lower tax expenditure.

Kiwa Tianjin’s Ability to Continue as a Going Concern is in Doubt
Kiwa Tianjin is our majority-owned subsidiary engaging in the developing, manufacturing and marketing of biologically enhanced feed for live stock.  Since its inception in 2006, the gross profit margin of Kiwa Tianjin has been reducing.  During fiscal year ended December 31, 2008, Kiwa Tianjin’s gross profit margin was less than 3%, underpinning its limited profitability.  As of December 31, 2008, Kiwa Tianjin had accumulated deficit of $303,507.

As of December 31, 2008, Kiwa Tianjin has cash of only $377.  Given the tight cash flow status of the Company, we may have to curtail or cease operations and consider a formal or informal restructuring or reorganization in Kiwa Tianjin.

In Conclusion
The Company’s ability to continue as a going concern is in doubt.  We expect to continue to have operating losses for the foreseeable future as we are still in the process of exploring market, further research and product tests.  We will require additional capital to implement our business plan and continue operating.  To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest six fiscal years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern.  Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

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

During fiscal 2008, three customers accounted for 59.2% of our net sales in bio-fertilizer product line.  During fiscal 2008, three customers accounted for 29.0% of our net sales in bio-enhanced feed product line.  The customer concentration in this production line has been increasing.  The loss of any of our significant customers would result in a material reduction in our sales and results of operations.

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

We have experienced, and expect to continue to experience, substantial variation in our net sales and operating results from quarter to quarter.  Our business is subject to seasonal fluctuations due to growing seasons in different markets.  We believe the factors that influence this variability of quarterly results include:
●	the timing and size of orders from major customers;
●	budgeting and purchasing cycles of customers;
●	the timing of enhancements to products or new products introduced by us or our competitors;
●	changes in pricing policies made by us, our competitors or suppliers, including possible decreases in average selling prices of products in response to competitive pressures;
●	fluctuations in general economic conditions;
●	the status of operating cash flow; and
●	natural disasters and contagious animal diseases.

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

From January 1, 2008 to December 31, 2008, the market close price for our common stock as quoted on the OTC Bulletin Board has ranged from a low of $0.0009 to a high of $0.21 per share.  High volatility in the market price of our common stock may result in lower prices for our common stock, making it more difficult for us to obtain equity financing on terms and conditions which are favorable to us, if at all.  We expect to continue to incur losses in the future as we develop and market our initial products.  As a result, we will be dependent on additional debt or equity financing to fund our operations.  If such financing is not available on terms which are acceptable to us, we may have to delay development of new products and/or reduce sales and marketing efforts for our existing products.  Such actions may have an adverse effect on our results of operations.  In addition, uncertainties with respect to our ability to raise additional capital would make operational planning more difficult for management.

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

During fiscal year of 2008, our sales revenue did not increase significantly as compared to that of 2007, at the same time we are continuing to experience losses.  We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue.  We will require additional capital to fund our operations and finance our research and development activities.  Funding, whether from a public or private offering of debt or equity, a bank loan or a collaborative agreement, may not be available when needed or on favorable terms.  Further, any significant equity or debt financing will require us to give priority to holders of the 6% secured convertible notes (“6% Notes”) under the terms of a securities purchase agreement dated June 29, 2006, which may raise the difficulty level of completing a financing. (For more details regarding the 6% Notes see Note 15 to consolidated financial statements under Item 8, Part II.) If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we will have to limit, delay, scale back or eliminate our research and development activities or future operations.  Any of the foregoing may adversely affect our business and cause us to discontinue as a going concern.

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

For example, in June 2002, we entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Pursuant to relevant China laws and regulations, we had paid tenure tax on quarterly basis at the rate of approximately $1,660 per acre.  However, from January 1, 2007, China central government adopted a series of policies to strengthen land management, including doubled tenure tax to $3,320 per acre.  In February 2008, the Ministry of Land and Resources of China issued “Controlling Indexes of Construction Land Use for Industrial Projects,” which requires the building coverage should not be less than 30%.  Up to now, the current situation in Kiwa Shandong does not meet this requirement.  The Company is also considering reduce the acreage that we leased and return part of the land to local authority to lower down taxes.

A slow-down in the Chinese economy may adversely affect our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors.  There can be no assurance that growth of the Chinese economy will be steady or that any recessionary conditions will not have a negative effect on our business.  To the extent that there is a slow-down in the Chinese economy, the agricultural industry may be adversely affected.  Consequently, the growth and profitability of our bio-fertilizer business and bio-enhanced feed business may drop down.  The financial tsunami has significantly slow down the growth of world economy.  There can be no assurance that Chinese economy and our growth and profitability will not be affected.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

 As a public company, we are subject to report our internal control structure and procedures for financial reporting in our annual reports on Form 10-K, as a requirement of Section 404 of the U.S. Sarbanes-Oxley Act of 2002 by the U.S. Securities and Exchange Commission (the “SEC”).  The report must contain an assessment by management about the effectiveness of our internal controls over financial reporting.

Our management has concluded that our internal controls over our financial reporting are ineffective, as required by Section 404 of the U.S. Sarbanes-Oxley Act, for the fiscal year ending December 31, 2008.  Any failure to implement and maintain improvements in the controls over our financial reporting, or difficulties encountered in the implementation of any improvements in our controls, could cause us to fail to meet our reporting obligations.  Any failure to improve our internal controls to address these identified weaknesses could also cause invertors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

The designation of our common stock as “penny stock” could impact the trading market for our common stock due to broker-dealer requirements imposed by the designation of our common stock as “penny stock.”

Our common stock is a “penny stock” as defined in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended, as it meets the following definitions: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange, or even if so, has a price less than $5.00 per share; and (iii) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years.  The principal result or effect of being designated as a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

For example, we issued $2,450,000 of convertible notes (6% Notes) in 2006, of which $827,678 of principal have been converted into 58,112,615 shares and the balance of $1,622,322 may be converted into an estimated 4,055,806,000 shares of our common stock based on the average price of three lowest prices within 20 trading days before December 31, 2008.  We also have outstanding 6% Note Warrants to purchase 12,250,000 shares of common stock.  The conversion ratio of the 6% Notes is based on the market price of our stock at any given point in time.  Consequently, the number of shares of common stock issuable upon conversion of the outstanding 6% Notes and certain of our other outstanding convertible notes will increase if the market price of our stock declines.  Such debt financings may cause immediate and substantial dilution to our existing stockholders.

The shares of common stock allocated for conversion of the 6% Notes are not adequate and we are required to amend our certificate of incorporation to increase our authorized shares of common stock.  We may incur substantial costs in connection therewith.

Pursuant to the securities purchase agreement in connection with the 6% Notes, we must reserve for purposes of issuance a number of shares of common stock that is no less than 110% of the number of shares of common stock issuable upon full conversion of the 6% Notes based on the average conversion price of the 6% Notes and full exercise of the 6% Note Warrants based on the average exercise price of the 6% Note Warrants.  Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the 6% Notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to allocate for conversion of the 6% Notes.  Given the fact that the number of authorized shares of the Company was amended from 200,000,000 to 400,000,000 at the Annual Stockholders’ Meeting of 2008; as of December 31, 2008, amount of authorized shares does not meet the requirements as set forth by security purchase agreement in connection with 6% Notes.

In the future, we may have to further amend our certificate of incorporation to increase the number of authorized common stocks, which could incur substantial costs.

Future sales by our stockholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our common stock in the public market could lower the market price of our common stock.  Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.  As of December 31, 2008, we had 139,399,206 shares of common stock outstanding, most of which we estimate have been held more than two years and are freely tradable under Rule 144.  In the Form SB-2 declared effective on October 30, 2006, we registered up to 27,685,365 shares of common stock for resale, which may be sold without restriction under securities laws.  In November of 2007, the SEC adopted significant amendments to Rule 144, pursuant to which holding period of non-affiliates before resale of restricted shares of a reporting company has been shortened to six months.  The sale of these shares may adversely affect the market price of our common stock.

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

During fiscal 2008, the lowest trading price of our common stocks was $0.0009.  There is no assurance that the share price will not further drop down.

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

Item 2.	Property

In June 2002, Kiwa Shandong entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Under the agreement, we have the option to pay a fee of approximately RMB 480,000 ($65,712) per acre for the land use right at the expiration of the 10-year period.  We may not transfer or pledge the temporary land use right.  In the same agreement, we have also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of December 31, 2008, we had invested approximately $1.91 million in plant and equipment for the project.

From January 1, 2007, China central government adopted a series of policies to strengthen land management, including doubled tenure tax to $3,320 per acre.  In February 2008, the Ministry of Land and Resources of China issued “Controlling Indexes of Construction Land Use for Industrial Projects,” which requires the building coverage should not be less than 30%.  Up to now, the current situation in Kiwa Shandong does not meet this requirement. As a company operating ag-biotech business, the building coverage may differ from that of typical manufacturers in other industries.  However, there is no assurance that local authorities would not take back part of the land.

The core ingredient of our bio-fertilizer products is bacillus spp.  Photosynthetic bacteria are one of the ingredients used in some of our products.  However, the upgrade was not fully completed due to shortage of capital.  The Company plans to finish upgrading bacillus spp manufacturing facilities in 2009.

With the formation of Kiwa Tianjin in July 2006, Challenge Feed, the minority shareholder, invested machinery and equipment used in one of its two bio-enhanced feed production lines at an agreed value of $120,000.  The Company has also entered into a lease agreement with Challenge Feed to lease another concentrated feed product line for three years.  (For more details, see Note 19 to consolidated financial statements under Item 7 in Part II.)  Under the lease agreement, we also lease Challenge Feeds’s other facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area approximately 2,500 square meters; and (3) two workshops with floor area of approximately 1,200 square meters.  The total monthly rental is RMB 50,000 ($7,300).  From January 1 to December 31, 2008 we have paid approximately $87,800 as rent expenses.  The maximum amount of production of Kiwa Tianjin was 40,000 tons per year and the actual amount was approximately 20,700 tons in 2008.

The Company has leased an office in Beijing from July 15, 2007.  The monthly rental payment for the office is RMB .

Item 3.	Legal Proceedings

The Company is not currently involved in any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company hosted annual stockholders’ meeting of 2008 on December 30, 2008.

Only stockholders of record at the close of business on November 12, 2008 were entitled to vote at the meeting.  As of November 12, 2008, number of shares of common stock issued and outstanding and was entitled to vote was 105,063,107.  On December 30, 2008, 79,818,634 shares of common stock, representing 76.0% of total number of shares entitled to vote, voted at the meeting in person or through proxies.

At our annual meeting held on, five nominees for director have been elected to serve a one-year term on the Board of Directors set to expire at the 2009 annual meeting of stockholders and until their respective successors are elected and qualified.  Directors elected are Mr. Wei Li, Mr. Lianjun Luo, Mr. Xucheng Hu, Mr. Yunlong Zhang and Prof. Qi Wang.

The following table summarizes voting results of electing members of Board of Directors.

	FOR	AGAINST	WITHHELD
MAIL-IN
Wei Li	46,120,127	0	0
Xucheng Hu	46,120,127	0	0
Lianjun Luo	46,120,127	0	0
Yunlong Zhang	46,120,127	0	0
Qi Wang	46,120,127	0	0

ADP
Wei Li	31,109,243	0	2,589,264
Xucheng Hu	31,047,243	0	2,651,264
Lianjun Luo	31,047,243	0	2,651,264
Yunlong Zhang	31,047,243	0	2,651,264
Qi Wang	31,047,243	0	2,651,264

TOTAL
Wei Li	77,229,370	0	2,589,264
Xucheng Hu	77,167,370	0	2,651,264
Lianjun Luo	77,167,370	0	2,651,264
Yunlong Zhang	77,167,370	0	2,651,264
Qi Wang	77,167,370	0	2,651,264

The annual meeting also ratified the appointment of Mao & Company, CPAs Inc. as the Company’s independent auditor for fiscal 2008.

	FOR	AGAINST	WITHHELD
TOTAL	79,326,883	491,752	0

The annual meeting of stockholders approved of changing our certificate of incorporation by increasing the number of authorized common stocks from 200,000,000 to 400,000,000.

	FOR	AGAINST	WITHHELD
TOTAL	68,874,125	10,932,509	12,000

Part II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

The Company’s common stock has been quoted on the OTC Bulletin Board of the NASD under the symbol “KWBT.OB” since March 30, 2004, and was quoted under the symbol “TTGM.OB” prior to the merger in March 2004.  The merger transaction is described in “Business-The Company” under Item 1.  During 2008, the market price for our common stock has ranged from $0.0009 to $0.21.

The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods indicated.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2007	High	Low
First Quarter	$0.26	$0.17
Second Quarter	$0.21	$0.085
Third Quarter	$0.095	$0.06
Fourth Quarter	$0.19	$0.083

Fiscal Year 2008	High	Low
First Quarter	$0.21	$0.10
Second Quarter	$0.115	$0.058
Third Quarter	$0.11	$0.0125
Fourth Quarter	$0.048	$0.0009

Holders

As of May 15, 2009, there were approximately 433 shareholders of record of our common shares.

Dividend Policy

We have not paid any dividends on our common shares since our inception and do not anticipate that dividends will be paid at any time in the immediate future.

Equity Compensation Plan Information

The information required by Item 5 regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this report.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Annual Report on Form 10-K for the fiscal year ended December 31, 2008 contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 involve known and unknown risks, uncertainties and other factors (described in “Business-Risk Factors” under Item 1) that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established two subsidiaries in China: (1) Kiwa Shandong in 2002, a wholly-owned subsidiary, and (2) Kiwa Tianjin in July 2006, of which we hold 80% equity.  Our company chart is presented and our businesses, including bio-fertilizer, fertilizer trade, bio-enhanced feed and AF-01 anti-viral aerosol, are described in detail in “Business - The Company” under Item I.

We generated approximately $9.18 million and $9.13 million in revenue from continuing operations in fiscal years 2008 and 2007, respectively, reflecting an increase of 0.5%.  The increase is mainly due to: (1) During fiscal 2008, revenue generated from our bio-fertilizer business decrease from approximately $241,000 to $227,000, representing a 6.0% decrease; (2) net sales contributed by the bio-enhanced feed business increased 0.7%, from $8.89 million in 2007 to $8.95 million in 2008.  We incurred a net loss of $3.63 million (including non-cash expenses of approximately $1.5 million) and $3.31 million for fiscal years 2008 and 2007, respectively.

Due to our limited revenues from sales and continuous losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations.  During fiscal 2008, we entered into stock purchase agreement and received consideration of $650,000 for the issuance and sales of 5,000,000 shares of common stocks.  Our financing activities generated $900,000 net cash inflow in total during the twelve months ended December 31, 2008.  These funds are insufficient to execute our business plan as currently contemplated, which may result in the risks described in “Business-Risk Factors” under Item 1.

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

Overview of the Company’s Financial Condition as of December 31, 2008
As of December 31, 2008, the Company had accumulated deficit of $14,706,710, among which, $3,632,188 and $3,307,868 were incurred during twelve months ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, we had cash and cash equivalents of $18,986 and total current assets of $3,910,254; at the same time, we had current liabilities of $7,910,310, denoting current ratio of 0.49 and quick ratio of 0.064.  At the end of fiscal 2008, we also had long-term liabilities of $1,807,413.

On June 29, 2006, the Company entered into a securities purchase agreement with six institutional investors for the issuance and sale of (1) 6% secured convertible notes, due three years from the date of issuance, in the aggregate principal amount of $2,450,000, convertible into shares of the Company’s common stock, and (2) warrants to purchase 12,250,000 shares of the Company’s common stock.  As of December 31, 2008, the outstanding principal of 6% Notes was $1,622,323.  The maturity date of the 6% Notes is June 29, 2009.

To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations and repay our liabilities, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

Overview of the Company’s Operating Results for the Twelve Months Ended December 31, 2008 and 2007
During twelve months ended December 31, 2008 and 2007, our sales revenue was $9,175,737 and $9,129,779, respectively.  However, the Company gross profit was $217,518 and $525,984, denoting a gross profit margin of 2.4% and 5.8%.  During fiscal year of 2008 and 2007, our operating loss was $2,097,575 and $2,126,616.  Net loss for both periods was $3,632,188 and $3,307,868, respectively.

Overview of the Company’s Cash flow Status for the Twelve Months Ended December 31, 2008 and 2007
During fiscal year ended December 31, 2008 and 2007, our operating activities used net cash of $829,142 and $523,649, respectively.  We also invested $48,111 and $206,446 in purchasing property and equipment during both periods.  Although our financing activities provided net cash of $901,615 and $308,591 in the fiscal year of 2008 and 2007, we had cash of only $18,986 and $61,073 on December 31, 2008 and 2007, respectively.

The Company’s Ability of Raising New Finance
Continuous losses and low share price has deteriorate the Company’s ability of raising new finance.  As of December 31, 2008, the closing price of our common stock reported by on the OTC Bulletin Board was $0.0019.  The market value of the Company was $264,858, which makes it very hard to arrange new financing on equity financing basis.  The Company’s obligations under the 6% Notes and the Warrants are secured by a first priority security interest in the Company’s intellectual property pursuant to an Intellectual Property Security Agreement with the Purchasers, and by a first priority security interest in all of the Company’s other assets pursuant to a Security Agreement with the Purchasers.  In addition, the Company’s Chief Executive Officer has pledged all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes and the Warrants.  As a result, the Company does not have assets to security the obligations of new debt.

The 6% Notes require the Company to procure the Purchaser’s consent before taking certain actions including paying dividends, repurchasing stock, incurring debt, guarantying obligations, merging or restructuring the Company, or selling significant assets.  Our ability of raising new finance is limited.

Kiwa Shandong’s Ability to Continue as a Going Concern is in Doubt
Kiwa Shandong is our wholly-owned subsidiary of engaging in researching, developing, producing and marketing bio-fertilizer.  However, since its inception in 2002, Kiwa Shandong has not generated material revenue.  Moreover, Kiwa Shandong has never been profitable.  As of December 31, 2008, Kiwa Shandong has accumulated deficit of $2,180,030.

In June 2002, we entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Pursuant to relevant China laws and regulations, we had paid tenure tax on quarterly basis at the rate of approximately $1,660 per acre.  However, from January 1, 2007, China central government adopted a series of policies to strengthen land management, including doubled tenure tax to $3,320 per acre.  In February 2008, the Ministry of Land and Resources of China issued “Controlling Indexes of Construction Land Use for Industrial Projects,” which requires the building coverage should not be less than 30%.  Up to now, the current situation in Kiwa Shandong does not meet this requirement.  There is no assurance that local authority would not reduce the acreage of land granted to us to use at no cost.

On December 31, 2008, we launched a complete test on the recoverability of our long-lived assets in Kiwa Shandong.  Based on our analysis, Kiwa Shandong’s long-lived assets were impaired.  Management is assessing the usage of our long-lived assets in Kiwa Shandong; it is possible that we would dispose some of our long-lived assets in the future.

Given the tight cash flow status of the Company, we may have to curtail or cease operations and consider a formal or informal restructuring or reorganization in Kiwa Shandong.  For example, we may consider reduce the acreage of land we use in Kiwa Shandong to lower tax expenditure.

Kiwa Tianjin’s Ability to Continue as a Going Concern is in Doubt
Kiwa Tianjin is our majority-owned subsidiary engaging in the developing, manufacturing and marketing of biologically enhanced feed for live stock.  Since its inception in 2006, the gross profit margin of Kiwa Tianjin has been reducing.  During fiscal year ended December 31, 2008, Kiwa Tianjin’s gross profit margin was less than 3%, underpinning its limited profitability.  As of December 31, 2008, Kiwa Tianjin had accumulated deficit of $303,507.

As of December 31, 2008, Kiwa Tianjin has cash of only $377.  Given the tight cash flow status of the Company, we may have to curtail or cease operations and consider a formal or informal restructuring or reorganization in Kiwa Tianjin.

2009 Financing Plan In short term, we are putting in place very strict control over expenses.  We plan to raise new financing from related parties to satisfy the Company’s daily demand of cash resources and maintain its operation.  In the medium term, we are actively looking for new financing from outside investors.  We expect to raise at least $2,000,000 in the first half of 2009, which could allow us to repay outstanding balance of 6% Notes at its maturity date of June 29, 2009.  If we could successfully settle 6% Notes, our capital structure would be improved.  We would be better positioned in raising new finance.  In the long term, we anticipate to further adjust the product mix of our bio-fertilizer and bio-enhanced feed products, enhancing profitability so that to reach breakeven and eventually become profitable.

In Conclusion
The Company’s ability to continue as a going concern is in doubt.  We expect to continue to have operating losses for the foreseeable future as we are still in the process of exploring market, further research and product tests.  We will require additional capital to implement our business plan and continue operating.  To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest six fiscal years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern.  Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

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

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB8.28 to approximately US$1.00 = RMB8.11.  So far the trend of such appreciation continues; the exchange rate of U.S. Dollar against RMB on December 31, 2008 was US$1.00 = RMB6.8346.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.  In addition, you should refer to our accompanying audited balance sheets as of December 31, 2008 and 2007, and the audited statements of operations, equity movement and cash flows for the fiscal years ended December 31, 2008 and 2007, and the related notes thereto, for further discussion of our accounting policies.

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

As of December 31, 2008, there was $352,896 in accounts receivable over 365 days old, therefore we provided $352,896 in bad debt provision based on total accounts receivable over one year.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets.  As of December 31, 2008, the net value of property and equipment and intangible assets was $1,016,086 and $151,231, respectively, which represented approximately 19.1% and 2.8% of our total assets, respectively.

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

Based on our analysis, we charged $639,492 as loss from impairment of long-lived assets.  No such costs were charged during fiscal 2007.

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

Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” if the company carry out a transaction which has the following indicators: (1) the supplier (not the company) is the primary obligor in the arrangement; (2) the amount the company earns is fixed; (3) the supplier (and not the company) has credit risk, then the company shall recognize revenue based on the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier). We evaluate the relevant facts and circumstances of our urea entrepot trade, and recognize revenue in accordance with this principle.

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

Major Customers and Suppliers

Bio-fertilizer products

We had a total of 42 customers as of December 31, 2008, of which three customers accounted for 40.6%, 10.9% and 7.8% of our net sales for the fiscal year ended December 31, 2008, respectively.  No other single customer accounted for more than 7% of our revenues.  For the fiscal year ended December 31, 2007, we had three significant customers accounting for 36.1%, 24.7% and 17.1% of our net sales, respectively, and no other single customer accounted for more than 5% of our revenues.

Three suppliers accounted for 16.3%, 11.6% and 11.4% of our net sales of our net purchase for the fiscal year ended December 31, 2008. Comparably, three suppliers accounted for 17.9%, 17.6% and 13.3% of net purchases for fiscal 2007, respectively.  Historically our existing suppliers have met our needs.  In addition, the raw materials used in our bio-fertilizer products are widely available from a variety of alternative sources.

Bio-enhanced feed

We had 116 customers in total for 2008, of which three customers accounted for 10.9%, 9.9% and 8.2% of our net sales.  No other individual customers accounted for more than 7% of our net sales.  We have also developed a total of 101 customers, of which two significant customers account for 12.2% and 5.5% of our net sales for the fiscal 2007.  No other individual customers accounted for more than 5% of net sales during the period.

Three suppliers accounted for 16.9%, 12.6%, and 10.9% of our net purchases for the fiscal year ended December 31, 2008, respectively.  The three largest suppliers accounted for 11.3%, 9.5% and 7.9% of our net purchases for fiscal 2007, no other individual supplier account for more than 7.5% of our net purchases.

Results of Operations

Net Sales

Net sales from continuing operations were $9,175,737 and $9,129,779 for the twelve months ended December 31, 2008 and 2007, respectively, representing an increase of $45,958 or 0.5%.  Revenue contributed by bio-fertilizer business dropped 6.0% from $241,357 in fiscal year of 2007 to $226,869 in fiscal year of 2008.  Our bio-enhanced feed business generated $8,948,868 revenue in twelve months ended December 31, 2008 as compared to $8,888,422 in 2007, representing 0.7% increase.

Item	Fiscal Year Ended December 31,
	2008	2007	2006
Bio-fertilizer:
Net sales	$226,869	$241,357	46,926
Quantity (Tons)	664	247	109
Average price	$342	$977	431

Bio-enhanced feed:
Net sales	$8,948,868	$8,888,422	2,459,789
Quantity (Tons)	20,684	28,235	9,244
Average price	$433	$315	266

Total net sales	$9,175,737	$9,129,779	2,506,715

Cost of Sales

Cost of sales was $8,958,219 and $8,603,795 for the twelve months ended December 31, 2008 and 2007, respectively.  The increase of $354,424 or 4.1% in cost of sales was primarily due to increase of raw materials used in bio-enhanced business.

Gross Profit

Gross profit from our continuing operations was $217,518 and $525,984, representing a profit margin of 2.4% and 5.8% for the twelve months ended December 31, 2008 and 2007, respectively.

This decrease of $308,466 in gross profit is mainly due to drop down of gross profit in both bio-fertilizer and bio-enhanced feed business.  During twelve months ended December 31, 2008, gross profit of bio-fertilizer business was 26.5% as compared with 42.2% of 2007.  The 15.7% drop in gross profit was attributable to $14,488 or 6.0% decrease in net sales and $27,261 or 19.5% increase in cost of sales.  Gross profit margin of bio-enhanced feed business reduced 3.0% from 4.8% in fiscal year ended December 31, 2007 to 1.8% in the comparable period of 2008.  The reduction in gross profit margin was mainly due to $60,446 or 0.7% increase in net sales and $327,163 or 3.9% increase in cost of sales.

	Bio-fertilizer			Bio-enhanced feed
	2008	2007	2006	2008	2007	2006
Net Sales	$226,869	$241,357	$46,926	$8,948,868	$8,888,422	$2,459,789
Cost of Sales	166,834	139,573	37,140	8,791,385	8,464,222	2,289,279
Gross Profit	$60,035	$101,784	$9,786	$157,483	$424,200	$170,510
Gross Profit Margin	26.5%	42.2%	20.9%	1.8%	4.8%	6.9%

Gross profit margin of bio-fertilizer business reduced gradually from quarter to quarter in 2008.  This was due to the fact that we sold higher percentage (in terms of quantity of products sold) low-end products in 2008 than did 2007, which has undermined our profitability of this segment.

Reduce in gross profit margin in bio-enhanced feed business was largely due to its tight cash flow status, which did not allow us to purchase raw materials at a more favorable price but pay in cash.  Delayed payment to raw material suppliers caused increase in accounts payable and higher purchasing price, which further boosted cost of sales in the segment.

Consulting and Professional Fees

Consulting and professional fees occurred in principal operations were $359,831 and $794,324 for the twelve months ended December 31, 2008 and 2007, respectively, representing a decrease of $434,493 or 54.7%.  Most of these fees are related to fundraising, investor relations and public company operations, etc.  The decrease in consulting and professional fees is primarily attributable to high consulting and professional fees relating to investor relation service and financing commissions in connection with the financing of 6% Notes in 2006 in 2007.

Officers’ Compensation

Officers’ compensation was $240,993 and $285,941 for the twelve months ended December 31, 2008 and 2007, denoting $44,948 or 15.7% decrease.

General and Administrative

General and administrative expenses were $1,126,167 and $901,545 for the twelve months ended December 31, 2008 and 2007, an increase of $224,622 or 24.9%.  General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The increase is mainly resulted from the expansion of our operating activities, which led to the increased amount of rental, salaries, travel expenses and office expenses.  During 2008, we also charged $152,750 of liquidated damages in connection with 6% Notes into general and administrative expenses.  (See Note15 of Notes to Consolidated Financial Statements)

Selling expenses

During 2008, selling expenses were $189,163, a $173,968 or 47.9% decrease from $363,131, our selling expenses in 2007.  This decrease was mainly attributable to our adjustment of marketing and sales policies in our bio-enhanced feed business.  Tight cash flow status also limited our capability of spending in order to boost sales.  We had adopted new selling strategies that are less costly.

Research and Development

Research and development expenses increased by $15,204 or 8.6% to $192,977, for the twelve months ended December 31, 2008, as compared to $177,773 for the twelve months ended December 31, 2007.  The research and development expense mainly consist of the expenses of maintaining Kiwa-CAU R&D Centre, which began operation in July 2006. (See “Business-Intellectual Property and Product Lines- Kiwa-CAU R&D Center” under Item 1 in Part I).

Depreciation and Amortization

Depreciation and amortization, excluding depreciation included in cost of production and deprecation of research equipment, decreased $6,151 or 4.8% to $123,147, for the twelve months ended December 31, 2008, as compared to $129,298 for the same period of 2007.  The decrease in depreciation and amortization is mainly due to the abnormally low production volume in Kiwa Shandong in both 2007 and 2008.  During 2008, more of the depreciation of manufacturing facilities was booked as operating expense, which would normally be booked as production costs when production capacity reaches an adequate level.

Allowance for Doubtful accounts

During 2008 we accrued allowance for doubtful accounts of $82,815 in total as compared to $588 to 2007.  The increased amount of allowance and provision is mainly due to a bad debt provision accrued during 2008.

Loss from disposal of obsolete inventory

During twelve months ended December 31, 2008, the Company incurred $192,798 loss resulting from disposal of obsolete inventory.  Due to unique nature of bio-fertilizer products, some raw materials of bio-fertilizer products have a shorter term of validity than chemical substance.  Since the Company kept on adjusting its product mix, some raw materials purchased years ago cannot be used to in production of current products and had been stored for a period of time that is longer than its period of validity.  We decided to dispose these raw materials as obsolete inventory.

Loss from impairment of long-lived assets

On December 31, 2008, we launched a complete test of the recoverability of long-lived assets.  We charged $639,492 into operating losses of fiscal 2008.  There was no such expense for the comparable period of 2007.

Net Interest Expenses

Net interest expense was $753,956 in 2008 and $766,411 in 2007, representing a $12,455 or 1.6% decrease.  The interest expenses for both periods are consisted of amortization of fair value of warrants in connection with 6% Notes, and (2) interest charges on our loans.

Net Loss

Our net loss for 2008 was $3,632,188 (including non-cash expenses of $1,532,958), an increase of $324,320 or 9.8% compared to net loss in 2007, which was $3,307,868 (including non-cash expenses of $1,408,239).  This increase resulted from the following factors: (1) decrease in gross profit of $308,466 or 58.6%; (2) increase in operating expenses of $803,249 or 37.8%; (3) decrease in interest expenses of $12,455 or 1.6%; and (4) positive 51,633 and negative $332 in minority interest in subsidiary in 2008 and 2007, respectively.

Discontinued Operations-Urea Entrepot Trade

In July 2007, the Company entered three termination agreements with each party of the urea entrepot trade for the termination of contracts between Kiwa BVI and Shengkui Technologies (“Shengkui”), Hua Yang Roneo Corporation (“Hua Yang”) and UPB International Sourcing Limited (“UPB”).  Pursuant to these termination agreements, the Company will have neither rights nor obligations under previous contracts in connection with the urea entrepot trade except for a commission due to UPB.  Based on these facts, we recognized relevant expenses in the second quarter of 2007.  Net loss of discontinued operation, the urea entrepot trade was $414,509 for the fiscal year ended December 31, 2007.  Since then, urea entrepot trade was completely terminated.

Comprehensive Loss

Comprehensive loss increased by $287,405 or 8.5% to $3,656,383 for the twelve months ended December 31, 2008, as compared to $3,368,979 for the comparable period of 2007.  The increase in comprehensive loss in the current year as compared to fiscal 2007 is due to an increase of $324,320 in net loss and a decrease of $36,915 in other comprehensive loss.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan.  During fiscal 2008, we raised $650,000 from issuance of 5,000,000 shares of common stock and $802,574 in total from our related parties through several advance and repaid $545,353 to related parties.  To some extent, these fundraisings improved our short-term liquidity, however as of December 31, 2008, our current liabilities exceeded current assets by $4,000,056, reflecting a current ratio of 0.49:1, compared to current liabilities exceeded current assets by $1,366,926, reflecting a current ratio 0.52:1, as of December 31, 2007.  The sharp downturn of our short-term liquidity was mainly due to reclassification of 6% Notes from long-term liabilities into short-term liabilities, which will become due on June 29, 2009.  During twelve months ended December 31, 2008, we issued 52,739,530 shares resulting from the conversion of $436,302 principal and $116,873 interest of 6% Notes into our common stock.  During comparable period of 2007, 5,821,998 shares of common stock had been issued for the conversion of $307,338 principal and $51,890 interest by 6% Notes Purchasers.  Since the Company does not have sufficient financial capability to repay or buy-back 6% Notes by means of cash, it is expected that we will issue mores shares to repay principal and interest of 6% Notes.  (See Note15 of Notes to Consolidated Financial Statements).

As of December 31, 2008 and 2007, we had cash of$18,986 and $61,073, respectively.  The change is outlined as follows.

During 2008, our operations utilized cash of $829,142, as compared with $523,649 used by operations in 2007.  Such cash was mainly used for working capital for our bio-fertilizer and bio-enhanced feed businesses, purchase of inventory, a market development fee for bio-fertilizer, and repayment of accounts payable to venders and service providers.

During 2008, we utilized $48,111 in acquiring property and equipment.  Comparatively, in 2007 we spent $206,446 for the purchase of equipment to finish the first stage to upgrade our facility in Kiwa Shandong.

During the fiscal year ended December 31, 2008, we generated $901,615 from financing activities, consisting of proceeds from issuance of common stocks of $650,000 and from related parties of $802,574, which was offset in part by repayment of $545,353 to related parties and long-term borrowings of $5,606.  During the twelve months ended December 31, 2007, we generated 308,591 from financing activities, consisting of proceeds from related parties of $720,172, which was offset in part by repayment of $388,196 to related parties and long-term borrowings of $23,385.

As of December 31, 2008, we had an accumulated deficit of $14,706,710, which was made up in part of a net loss of $3,632,188 (including non-cash expenses of $1,532,958) and $3,307,868 (including non-cash expenses of $1,408,239) during 2008 and 2007, respectively.  Our bio-fertilizer business incurred a net loss of $1,133,013 in 2008.  Our bio-enhanced feed business generated a net loss of $206,531 during fiscal year ended December 31, 2008.  Although the Company has made arrangements to engage in bio-fertilizer trade business and we expect our operating cash flow to improve in 2008, we do not anticipate generating sufficient positive operating cash inflow to fund our planned operations.

In 2009, we plan to keep on upgrading of Kiwa Shandong’s fermentation facilities, which will allow us to fully utilize the patent we acquired from CAU and further reduce production costs.  In the meantime, we will focus on expanding our bio-fertilizer sales.  To achieve profitability in our bio-enhanced feed business, we will concentrate on (1) adjusting our product mix to increase the proportion of high-margin products, (2) improving our current equipment, and (3) setting up new production lines.  With respect to the AF-01 technology, our hope is to (1) close the acquisition of a GMP-qualified veterinary factory, (2) close a first round of investment, and (3) procure approval of a number of veterinary drug products for the AF-01 technology.

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

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 8, Part II.

Item 8.	Financial Statements

The Consolidated Financial Statements of Kiwa Bio-Tech Products Group Corporation and its subsidiaries including the notes thereto, together with the reports thereon of Mao & Company, CPAs, Inc. are presented beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

At the annual meeting of shareholders on December 30, 2008, the proposal of the appointment of Mao & Company, CPAs, Inc. as the Company’s independent auditors for the fiscal year ended December 31, 2008 was approved by the required votes of our shareholders.  Mao & Company had also audited our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Through April 13,, 2009, there was not any disagreement with our current certifying accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2008, our disclosure controls and procedures were ineffective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.  Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements.  Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2008.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weakness described below, management concluded that our internal control over financial reporting was ineffective as of December 31, 2008.

The specific material weakness identified by the Company’s management as of December 31, 2008 is described as follows:

•           The Company is lacking qualified resources to perform the internal audit functions properly.  In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

•           We currently do not have an audit committee.

Remediation Initiative

 •           We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2008.  However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures.  Externally, we are looking forward to engage an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework.  We also will increase our efforts to hire the qualified resources.

•           We intend to establish an audit committee of the board of directors as soon as practicable.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

Conclusion

The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles accepted in the United States of America commensurate with the Company’s financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant.  The Company’s management believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.

Despite of the material weakness and deficiencies reported above, the Company’s management believes that its consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years.  The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position
Wei Li	48	Chief Executive Officer, Chief Financial Officer (from January 4, 2009 to February 17, 2009) and Chairman of the Board of Directors
Steven Ning Ma	52	Chief Financial Officer and Chief Operating Officer (from February 18, 2009)
Lianjun Luo	39	Chief Financial Officer (to December 31, 2008), Director
Xucheng Hu	46	Director (since December 30, 2008)
Dachang Ju	68	Director (to December 30, 2008)
Yunlong Zhang	45	Director (General Manager of Kiwa Shandong to February 2009)
Qi Wang	42	Director and Vice President - Technical
Yvonne Wang	30	Corporate Secretary
Dianyuan Song	49	Vice President - Marketing
Xin Ma	32	Vice President (since January 4, 2009) Associate Chief Financial Officer (from January 2006 to January 3, 2009)

Wei Li became our Chief Executive Officer and Chairman of the Board of Directors on March 12, 2004.  Mr. Li was appointed as Chief Financial Officer on January 4, 2009 by the Board of Directors.  From January 1, 2004 to the time of the Tintic/Kiwa merger, Mr. Li was the acting Chief Executive Officer of Kiwa Bio-Tech Products Group Ltd.  Mr. Li founded Kiwa Bio-Tech Products Group Ltd. to capitalize on the growth of the ag-biotechnology industry in China.  Prior to founding Kiwa Bio-Tech Products Group Ltd., Mr. Li founded China Star, an entity which provides integrated financial services and/or venture investments to growth businesses in China.  Mr. Li served as President of China Star from June 1993 to January 2004. In 1989, Mr. Li founded Xinhua International Market Development Co. Ltd., a company which engaged in investing in China’s high tech, pharmaceutical, medical device, media, entertainment and real estate industries. Mr. Li holds a B.S. in Finance from Hunan Finance and Economics University.

Steven Ning Ma became our Chief Financial Officer and Chief Operating Officer on February 18, 2009.  Prior to joining the Company, Mr. Ma served as Managing Director of SAS Conserve de Provence from 2006 to 2008.  Prior to that, Mr. Ma was the Senior Managing Partner of HJV (Hejun) Consulting (Ltd.) from 2004 to 2005.  Mr. Ma received his Master degree in Economics/Finance from the Graduate School of Chinese Academy of Sciences.  He is also Ph.D. Candidate in Financial Economics from Wageningen University, Netherlands.

Lianjun Luo became our Chief Financial Officer on March 12, 2004, and one of our directors on March 27, 2004.  On December 31, 2008, the employment agreement between the Company and Mr. Lianjun Luo expired, Mr. Luo does not serve as Chief Financial Officer since then.  Mr. Luo served as the Chief Executive Officer of Kiwa Bio-Tech Products Group Ltd. from October 2002 to December 2003.  From January 2002 to October 2002, Mr. Luo served as the Chief Financial Officer of China Star.  From August 2000 to December 2001, Mr. Luo served as manager of Security Department and Assistant to President at Jilin Hengfa Group Ltd., a Chinese drug manufacturing company, responsible for the company’s preparation for an aborted IPO and for merger and acquisition activities.  From May 1998 to July 2000, Mr. Luo worked as manager of Investment Department and Associate General Manager for Hongli Enterprise Ltd., a Chinese investment company on merger and acquisition transactions.  Mr. Luo obtained his law degree from China University of Political Science and Law in 1993. Mr. Luo is a certified public accountant and lawyer in China.

Xucheng Hu became one of our directors since December 30, 2008.  He has been the Executive Director of New Capital International Investment Limited, a listed company on the Hong Kong Stock Exchange, since August 2003.  Prior to that engagement, Mr. Hu acted as Executive Director of China Property Development (Holdings) Limited and Asia Director of ING Real Estate.  Over the past 10 years, he has been working with the Beijing International Trade Association and the Beijing International Trade Research Institute, during which period his responsibilities included performing financial and economic research and providing professional advice on the Beijing municipal government’s cross-provincial investments and foreign investments, participating in the decision-making process for granting export rights to Beijing government-owned enterprises, evaluating investment proposal, and supervising sino-foreign investments in Beijing.  Mr. Hu graduated with a bachelor degree in economics from Beijing Economics College in 1983.

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

Yvonne Wang became our Secretary in September 2005. Prior to that, she served as an executive assistant and a manager of the Company’s US office between April 2003 and September 2005. She obtained her B.S. degree of Business Administration in July 2001 from University of Phoenix. She is also a Realtor and committees in California, and a certified Notary Public from California’s Secretary of State.

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

Xin Ma became our Vice President on January 4, 2009, prior to that Mr. Ma was our Associate Chief Financial Officer in January 2006.  Prior to that Mr. Ma served as financial controller of LangChao Group.  He obtained his MSc. Degrees of Management and of Finance in 2005 and 2006 respectively from the University of Leicester.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and certain other shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.  To the best of the Company’s knowledge, based solely upon a review of the copies of such reports, during 2008, all of the required filings were made on a timely basis.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Secretary.  This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations.  We will provide any person a copy of the Code, without charge, upon written request to the Company’s Secretary.  Requests should be addressed in writing to Ms. Yvonne Wang; 310 N. Indian Hill Blvd., #702 Claremont, California 91711.

Director Nominees Recommended by Stockholders

We have not implemented any changes to the procedures by which stockholders may recommend nominees to our board of directors since we last disclosed those procedures in our most recent proxy statement.

Board Composition; Audit Committee and Financial Expert

Our Board of Directors is currently composed of five members: Wei Li, Lianjun Luo, Xucheng Hu, Yunlong Zhang and Qi Wang.  All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have an audit committee.  We intend, however, to establish an audit committee of the board of directors as soon as practicable.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  Currently such functions are performed by our Board of Directors.

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

Board meetings and committees; annual meeting attendance.

During fiscal year 2008, the Board of Directors had three meetings in total.  All member of the Board of Directors attended all three meetings.  The Company requires all members of the Board of Directors are required to attend the annual meetings of securities holders.  On December 30, 2008, all members of the Board of Directors attended the annual meetings of securities holders for 2008.

Item 11.	Executive compensation

We currently have no Compensation Committee.  The Board of Directors is currently performing the duties and responsibilities of Compensation Committee.  In addition, we have no formal compensation policy.  We decide on our executives’ compensation based on average compensation levels of similar companies in U.S. or China, depending on consideration of many factors such as where the executive works.  Our Chief Executive Officer’s compensation is approved by the Board of Directors.  Other named executive officers’ compensation are proposed by our Chief Executive Officer and approved by the Board of Directors.

Our Stock Incentive Plan is administered by the Board of Directors.  Any amendment to our Stock Incentive Plan requires majority approval of the stockholders of the Company.  We presently do not have a non-equity incentive plan in effect.

The Company had no officers or directors whose total annual salary and bonus during either 2008 or 2007 exceeded $100,000.

Currently, the main forms of compensation provided to each of our executive officers are: (1) annual salary; (2) performance bonus stipulated in their respective employment agreements; and (3) the granting of incentive stock options subject to approval by our Board of Directors.

Summary Compensation Table
Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wei Li, CEO	2008	75,000	Nil	Nil	Nil	Nil	Nil	Nil	75,000
Wei Li, CEO	2007	75,000	Nil	Nil	Nil	Nil	Nil	Nil	75,000

Lianjun Luo, CFO	2008	48,000	Nil	Nil	Nil	Nil	Nil	Nil	48,000
Lianjun Luo, CFO	2007	48,000	12,000	Nil	Nil	Nil	Nil	Nil	60,000

(1)
Options granted on December 12, 2006.  For material terms of the grant, see additional information below under subheading entitled “2004 Stock Incentive Plan” under this Item 10.  The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model.

Employment Contracts and Termination of Employment and Change of Control Arrangements

On February 2, 2009, we entered into an employment agreement with our Chief Executive Officer and Chief Financial Officer, Wei Li, for a three-year term, commencing on January 1, 2009.  Pursuant to this agreement, Mr. Li receives a salary at the rate of $96,000 per annum, of which $72,000 will be paid in equal monthly installments of $6,000 during the period of employment, prorated for any partial employment period, and $24,000 is paid as an annual performance bonus in three months after each employment year.  Mr. Li may receive such annual increases in salary as may be determined by our Board of Directors at our annual meeting.  Mr. Li is also entitled to an annual grant of stock options under our employee stock option plan as determined by the Board of Directors.  Mr. Li is entitled to three-month’s severance if his employment is terminated without cause.

On July 31, 2006, we entered into an employment agreement with our Chief Financial Officer, Lianjun Luo, for a three-year term, commencing on January 1, 2006. Pursuant to this 2006 agreement, we paid pay Mr. Luo an annual salary at the rate per annum of RMB480,000 (approximately $65,700), of which RMB384,000 was paid in equal monthly installments of RMB32,000 during the period of employment, prorated for any partial employment period, and RMB96,000 was paid as an annual performance bonus in three months after each employment year for the successful completion of all goals and objectives of that year. Mr. Luo was entitled to an annual grant of stock options under our employee stock option plan as determined by the Board of Directors. Mr. Luo was entitled to three month’s severance if his employment is terminated without cause.  The employment agreement between the Company and Mr. Lianjun Luo expired on December 31, 2008.  Both parties agreed not to renew the contract.

On February 18, 2009, the Company and Mr. Steven Ning Ma entered into an employment agreement with the Company.  Pursuant to the employment agreement, Mr. Ma is entitled to annual salary of RMB636,000 (approximately US$93,000), among which RMB42,400 (approximately US$6,200) payable monthly and RMB127,200 (approximately $18,600) in one lump sum, as a performance bonus, three months following the anniversary of his employment provided that Mr. Ma meets all goals and objectives set by the Company.  Mr. Ma’s employment may be terminated at any time for cause or with thirty days’ written notice without cause.  The employment agreement is automatically terminated upon death or permanent disability.  Upon termination without cause, Mr. Ma is entitled to severance payment equal to three months’ salary including all non-cash benefits, if the termination is due to death or permanent disability; Mr. Ma is entitled to six months’ salary.  The employment agreement also contains confidentiality provisions and provisions against competition with the Company and solicitation of customers for 12 months following termination of employment.

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

During 2008, a total number of 222,500 unexercised stock options were returned to the Plan pool following the separation of certain company employees.  These stock options are available for future grant.

On December 12, 2008, 471,800 outstanding stock options were vested, among which 179.200 stock options in total are held by our current executive officers.

No options were granted under the Plan during 2008.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table sets forth the status of all outstanding equity awards of the Company as of December 31, 2008.
Outstanding Equity Awards at Fiscal Year-End
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisible	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wei Li	120,648	62,152	182,800	0.175	12/04/06	Nil	Nil	Nil	Nil
Lianjun Luo	87,252	44,948	132,200	0.175	12/04/06	Nil	Nil	Nil	Nil
Yunlong Zhang	101,574	52,326	153,900	0.175	12/04/06	Nil	Nil	Nil	Nil
Qi Wang	80,190	41,310	121,500	0.175	12/04/06	Nil	Nil	Nil	Nil
Yvonne Wang	82,566	42,534	125,100	0.175	12/04/06	Nil	Nil	Nil	Nil
Xin Ma	71,412	36,788	108,200	0.175	12/04/06	Nil	Nil	Nil	Nil
Total	543,642	280,058	823,700			Nil	Nil	Nil	Nil

(1)	See information contained in subheading entitled “Stock Option Grant” under heading “2004 Stock Incentive Plan.”

Option exercises and stock vested

No stock options were exercised by any officers or directors during 2007 and 2008.  We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2007 and 2008.
Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exericse (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Wei Li	Nil	Nil	Nil	Nil
Lianjun Luo	Nil	Nil	Nil	Nil
Yunlong Zhang	Nil	Nil	Nil	Nil
Qi Wang	Nil	Nil	Nil	Nil
Yvonne Wang	Nil	Nil	Nil	Nil
Xin Ma	Nil	Nil	Nil	Nil
Total	Nil	Nil	Nil	Nil

Director Compensation for 2008

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors, and did not compensate our directors in 2008 for services performed as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2008 certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group.  Percentage ownership is calculated based on 139,399,206 shares of our common stock outstanding as of December 31, 2008.  None of the shares listed below are issuable pursuant to stock options or warrants of the Company.
Title of class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Owner	Percentage of class
Common Stock	Wei Li(1)	13,064,794	9.37%
Common Stock	Dachang Ju(2)	10,062,088	7.22%
Common Stock	Lianjun Luo	1,305,562	Ü
Common Stock	Qi Wang	-	-
Common Stock	Yunlong Zhang	308,916	Ü
Common Stock	All Star Technology Inc.	12,356,672	8.86%
Common Stock	InvestLink (China) Limited	10,062,288	7.22%
Common Stock	All officers and directors as a group (5 persons)	24,741,360	17.75%

Ü	Less than 1%
(1).
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

(2).
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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2008 about our equity compensation plans under which our equity securities are authorized for issuance.
Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,637,900	$0.175	1,410,007
Equity compensation plans not approved by security holders	-	-
Total	1,637,900	-	1,410,007

Change in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

For description of transactions with related parties, see Note 13 to Consolidated Financial Statements under Item 8 in Part II.

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

Mr. Lianjun Luo was Chief Financial Officer of the Company for the fiscal year of 2008.  On December 31, 2008, the employment agreement between the Company and Mr. Lianjun Luo expired.  Both parties agreed not to review this agreement.

Prof. Qi Wang is the Director of Kiwa-CAU R&D centre and also Vice President of the Company.

Mr. Yunlong Zhang is General Manager of Kiwa Shandong.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Independent Public Accountants for 2008 and 2007.

Audit Fees

Mao & Company, CPAs, Inc. audited our financial statements for year-end 2008 and 2007, and reviewed our quarterly financial statements for 2008.  Since we do not have a formal audit committee, our entire Board of Directors serves as our audit committee.  We have not adopted pre-approval policies and procedures with respect to the Company’s accountants, but our shareholders’ meeting and board of directors approved the engagement of Mao & Company, CPAs, Inc. before engagement.  All of the services described below were approved by our board of directors prior to performance.  The board of directors has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

The aggregate audit fees for 2008 were approximately $74,612.  The amounts include fees for professional services rendered by Mao & Company, CPAs, Inc. in connection with the audit of our consolidated financial statements for the 2008 fiscal year and reviews of our quarterly reports on the Form 10-Q for the first, second and third quarters of 2008 fiscal year.

The aggregate audit fees for 2007 were approximately $77,900.  The amounts include fees for professional services rendered by Mao & Company, CPAs, Inc. in connection with the audit of our consolidated financial statements for the 2007 fiscal year and reviews of our quarterly reports on the Form 10-QSB for the first, second and third quarters of 2007 fiscal year.

Audit-Related Fees

Audit-related fees for 2008 were nil.

Audit-related fees for 2007 for assurance and related services by Mao & Company, CPAs, Inc. were $5,600.  The amounts include fees for auditing the financial statements in relation to the preparation and filing of the post-effective amendments for our registration statement on Form SB-2.

Tax Fees

Tax service fees billed to a tax consultant for 2008 and 2007 were $4,500 in each year..

All Other Fees

There were no additional aggregate fees billed by Mao & Company, CPAs, Inc. for 2008 and 2007 for other services rendered to the Company.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee.  We have not adopted pre-approval policies and procedures with respect to our accountants in 2008.  All of the services provided and fees charged by our independent registered accounting firms in 2008 were approved by the board of directors.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
3.1	Certificate of Incorporation, effective as of July 21, 2004	Form 8-K filed on July 23, 2004	3.1
3.2	Bylaws, effective as of July 22, 2004	Form 8-K filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of January 9, 2009	Filed herewith	3.3
10.1	Advance Agreement by and between Wei Li and the Company dated January 10, 2008	Form 8-K filed on January 11, 2008	10.01
10.2	Stock Purchase Agreement between Kiwa Bio-Tech Products Group Corporation and Yuxin Zhou dated February 19, 2008	Form 8-K filed on February 22, 2008	10.01
10.3	Consulting Agreement between the Company and Robert Schechter dated January 10, 2008	Form 10-Q filed on August 11, 2008	10.1
10.4	Contract for Joint Venture between the Company and Hebei Huaxing Pharmaceuticals Co., Ltd. dated May 22, 2008	Form 8-K filed on May 27, 2008	10.1
10.5	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and AJW Offshore Ltd., AJW Qualified Partners LLC, AJW Partners LLC, and New Millennium Capital Partners II LLC	Form 10-Q filed on November 12, 2008	10.3
10.6	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and FirsTrust Group, Inc. dated October 7, 2008	Form 10-Q filed on November 12, 2008	10.4
10.7	2004 Stock Incentive Plan, amended in 2006	Form Pre 14A filed on July 28, 2006	Appendix A
14.1	Code of Ethics	Filed herewith.
21	List of Subsidiaries	Form 10-KSB filed on April 2, 2007	21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009

KIWA BIO-TECH PRODUCTS GROUP CORPORATION.

By:	/s/ Wei Li
Wei Li Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Ning Ma
Steven Ning Ma Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wei Li	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 15, 2009
Wei Li

/s/ Steven Ning Ma	Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2009
Steven Ning Ma

/s/ Xucheng Hu	Director	May 15, 2009
Xucheng Hu

/s/ Yunlong Zhang	Director	May 15, 2009
Yunlong Zhang

/s/ Lianjun Luo	Director	May 15, 2009
Lianjun Luo

/s/ Qi Wang	Director	May 15, 2009
Qi Wang

Kiwa Bio-Tech Products Group Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Kiwa Bio-Tech Products Group Corporation:

We have audited the accompanying consolidated balance sheets of Kiwa Bio-Tech Products Group Corporation and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has debts maturing in 2009 but a working capital deficit and a net capital deficiency as of December 31, 2008 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York
March 6, 2009 – except for the subsequent event as disclosed in note 21 and going concern disclosure in note 1, for which the date is May 14, 2009.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS

Item	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$18,986	$61,073
Accounts receivable, net of allowance for doubtful
accounts of $352,896 and $277,140, respectively	490,060	470,298
Inventories	351,786	818,329
Prepaid expenses	20,440	70,460
Prepayment for fertilizer trade	2,955,550	-
Other current assets	73,432	67,372
Total current assets	3,910,254	1,487,532
Property, Plant and Equipment
Buildings	1,241,972	1,162,060
Machinery and equipment	705,680	660,273
Automobiles	81,390	76,154
Office equipment	108,759	93,231
Computer software	21,166	9,877
Property, plant and equipment - total	2,158,967	2,001,595
Less: accumulated depreciation	(600,596)	(433,690)
Less: impairment on long-lived assets	(542,285)	-
Property, plant and equipment - net	1,016,086	1,567,905
Construction in progress	71,887	67,262
Intangible asset - net	151,231	296,245
Deferred financing costs	47,793	129,793
Deposit to purchase proprietary technology	126,443	126,443
Total assets	$5,323,694	$3,675,180
LIABILITIES AND SHAREHOLDERS’ EQUITY
(DEFICIENCY)
Current liabilities
Accounts payable	$1,935,698	$1,635,490
Advances from customers	159,200	169,553
Construction costs payable	297,472	316,902
Due to related parties - trade	3,190,872	177,970
Due to related parties - non-trade	897,070	551,654
Convertible notes payable, net of $348,932 discount	1,273,391	-
Penalty payable	152,750	-
Current portion of long-term liabilities	3,857	2,889
Total current liabilities	7,910,310	2,854,458
Long-term liabilities, less current portion
Unsecured loans payable	1,682,615	1,574,350
Bank notes payable	11,881	17,988
Long-term convertible notes payable	112,917	2,058,625
Less: discount relating to long-term
convertible notes payable	-	(856,308)
Long-term convertible notes payable - net	112,917	1,202,317
Total long-term liabilities	1,807,413	2,794,655

Minority interest in a subsidiary	66,057	110,838

Shareholders’ equity (deficiency)
Common stock - $0.001 par value Authorized 200,000,000 shares. Issued and outstanding 139,399,206 and 81,519,676 shares at December 31, 2008 and December 31, 2007	139,399	81,520
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	10,269,855	9,217,876
Stock-based compensation reserve	(135,843)	(307,053)
Deficit accumulated	(14,706,710)	(11,074,522)
Accumulated other comprehensive income	(26,787)	(2,592)
Total shareholders’ equity (deficiency)	(4,460,086)	(2,084,771)
Total liabilities and stockholders’ equity	$5,323,694	$3,675,180

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Item	Fiscal Year Ended December 31,
	2008	2007
Net sales	$9,175,737	$9,129,779
Cost of sales	8,958,219	8,603,795
Gross profit	217,518	525,984

Operating expenses
Consulting and professional fees	359,831	794,324
Officers’ compensation	240,993	285,941
General and administrative	1,126,167	901,545
Selling expenses	189,163	363,131
Research and development	192,977	177,773
Depreciation and amortization	123,147	129,298
Allowance for doubtful accounts	82,815	588
Total operating expenses	2,315,093	2,652,600
Operating loss	(2,097,575)	(2,126,616)

Loss from disposal of obsolete inventory	(192,798)	-
Loss from impairment of long-lived assets	(639,492)	-
Interest expense	(753,956)	(766,411)
Loss before minority interest in a subsidiary’s deficit	(3,683,821)	(2,893,027)
Minority interest in a subsidiary’s deficit (profit)	51,633	(332)
Loss from continuing operations	(3,632,188)	(2,893,359)

Loss on discontinued operations:
Discountinued urea entrepot trade -
Commission paid to a related party	-	(414,509)

Net loss	$(3,632,188)	$(3,307,868)

Other comprehensive loss
Translation adjustment	(24,195)	(61,111)
Comprehensive loss	$(3,656,383)	$(3,368,979)

Net (loss) from continuing operations per common share - basic and diluted	$(0.039)	$(0.038)
Net loss on discontinued operations per common share - basic and diluted	$-	$(0.005)
Weighted average number of common shares outstanding-basic and diluted	93,624,204	75,543,446

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-in	Stock-based Compensation	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Reserve	Deficits	Income	Deficiency
Balance, January 1, 2007	70,149,556	70,150	8,311,975	(523,468)	(7,766,654)	1,166	93,169
Issuance of common stock for exercise of warrants at January 5, 2007	1,000,000	1,000	(1,000)	-	-	-	-
Issuance of common stock for cashless exercise of warrants on April 11, 2007	610,278	610	(610)	-	-	-	-
Issuance of common stock for cashless exercise of warrants on April 20, 2007	97,844	98	(98)	-	-	-	-
Issuance of common stock for conversion of principal and interest of 6% Notes during 12 months ended December 31, 2007	5,821,998	5,822	353,405	-	-	-	359,227
Issuance of 700,000 shares of common stock to a consultant on April 18, 2007	700,000	700	125,300	-	-	-	126,000
Issuance of 140,000 shares of common stock to an investor relations consultant on October 24, 2007	140,000	140	20,860	-	-	-	21,000
Issuance of 3,000,000 shares to two Chinese citizens designated by a related party on October 30, 2007	3,000,000	3,000	222,300	-	-	-	225,300
Issuance of 250,000 shares of warrants to a consultant	-	-	44,414	-	-	-	44,414
Amortizaton of fair value of warrants issued to a financing consultant during fiscal year ended December 31, 2007	-	-	-	77,181	-	-	77,181
Amortization of fair value of employee stock option cancelled	-	-	-	55,792	-	-	55,792
Amortization of fair value of employee stock options granted in 2006	-	-	-	83,442	-	-	83,442
Fair value of warrants issued to a related party in June	-	-	15,172	-	-	-	15,172
Fair value of warrants issued to a related party in September	-	-	60,742	-	-	-	60,742
Fair value of warrants issued to a related party in December	-	-	65,416	-	_	-	65,416
Net loss for fiscal ended December 31, 2007	-	-	-	-	(3,307,868)	-	(3,307,868)
Other comprehensive income fiscal year ended December 31, 2007	-	-	-	-	-	(3,758)	(3,758)
Balance, December 31, 2007	81,519,676	81,520	9,217,876	(307,053)	(11,074,522)	(2,592)	(2,084,771)
Issuance of 140,000 shares of common stock to an Investor Relations consultant on February 27, 2008	140,000	140	19,460	-	-	-	19,600
Issuance of 5,000,000 shares of common stock to an investor for the consideration of $650,000 on March 14, 2008	5,000,000	5,000	645,000	-	-	-	650,000
Issuance of common stock for conversion of principal and interest of 6% Notes during fiscal year ended December 31, 2008	52,739,530	52,739	387,519	-	-	-	440,258
Amortizaton of fair value of warrants issued to a financing consultant during fiscal year ended December 31, 2008	-	-	-	77,181	-	-	77,181
Amortization of fari value of employee stock options granted in 2006	-	-	-	94,029	-	-	94,029
Net loss for the fiscal year ended December 31, 2008	-	-	-	-	(3,632,188)	-	(3,632,188)
Other comprehensive income for the fiscal year ended December 31, 2008	-	-	-	-	-	(24,195)	(24,195)
Balance, December 31, 2008	139,399,206	139,399	10,269,855	(135,843)	(14,706,710)	(26,787)	(4,460,086)

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Item	Fiscal Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,632,188)	$(3,307,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317,379	291,309
Impairment loss on long-lived assets	639,492	-
Amortization of detachable warrants, options and stocks as compensation	844,069	1,132,902
Provision for doubtful debt and inventory impairment	275,613	588
Provision for panalty payable	152,750	-
(Gain)/Loss on disposal of fixed assets	-	2,033
Minority interest in a subsidiary	(51,633)	332
Changes in operating assets and liabilities:
Accounts receivable	(102,577)	458,560
Inventories	273,745	(276,989)
Prepaid expenses	(7,669)	21,612
Prepayment to supplier - fertilizer trade	(2,955,550)	-
Other current assets	(6,060)	(10,361)
Accounts payable	420,938	955,565
Advances from customers	(10,353)	-
Due to related parties-trade	57,352	208,668
Advances from related party - fertilizer trade	2,955,550	-
Net cash provided by (used in) operating activities	(829,142)	(523,649)
Cash flows from investing activities:
Purchase of property and equipment	(48,111)	(206,446)
Net cash used in investing activities	(48,111)	(206,446)
Cash flows from financing activities:
Proceeds from issuance of common stock	650,000	-
Proceeds from related parties	802,574	720,172
Repayment to related parties	(545,353)	(388,196)
Repayment of long-term borrowings	(5,606)	(23,385)
Net cash provided by financing activities	901,615	308,591
Effect of exchange rate changes on cash and cash equivalents	(66,449)	(15,526)
Cash and cash equivalents:
Net increase (decrease)	(42,087)	(437,030)
Balance at beginning of period	61,073	498,103
Balance at end of period	$18,986	$61,073

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$1,715	$247
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of detachable warrants in conjunction with loans	-	141,330
Issuance of detachable warrants as compensation to consultants	-	44,414
Issuance of common stock for conversion of long-term
convertible notes payable and interest	440,258	359,227
Issuance of stock as compensation to consultants	19,600	147,000
Issuance of stock to repay related-party	-	225,300
Issuance of stock for cashless exercise of Warrants	-	1,708
Conversion of accrued interests into principal	112,917	-

SEE ACCOMPANYING NOTES

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

Notes to Consolidated Financial Statements

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

In addition, all of the Company’s transactions undertaken in China are denominated in Renminbi (“RMB”), which must be converted into other currencies before remittance out of China may be made.  Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require the approval of the Chinese government.  In recent years, the Chinese government has gradually loosed its control over foreign exchange, especially on current foreign exchange accounts, for instance, canceling of advanced examination and approval for the opening of current foreign exchange accounts and enhancing of quota of current foreign exchange accounts.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

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

As of December 31, 2008, there was $359,955 in accounts receivable aged over 365 days old, we have provided $352,896 bad debt provision based on all accounts receivable over one year as of December 31, 2008.

Going Concern - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values, should the company not be able to continue in existence.

Overview of the Company’s Financial Condition as of December 31, 2008
As of December 31, 2008, the Company had accumulated deficit of $14,706,710, among which, $3,632,188 and $3,307,868 were incurred during twelve months ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, we had cash and cash equivalents of $18,986 and total current assets of $3,910,254; at the same time, we had current liabilities of $7,910,310, denoting current ratio of 0.49 and quick ratio of 0.45.  At the end of fiscal 2008, we also had long-term liabilities of $1,807,413.

On June 29, 2006, the Company entered into a securities purchase agreement with six institutional investors for the issuance and sale of (1) 6% secured convertible notes, due three years from the date of issuance, in the aggregate principal amount of $2,450,000, convertible into shares of the Company’s common stock, and (2) warrants to purchase 12,250,000 shares of the Company’s common stock.  As of December 31, 2008, the outstanding principal of 6% Notes was $1,622,323.  The maturity date of the 6% Notes is June 29, 2009.

To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations and repay our liabilities, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

Overview of the Company’s Operating Results for the Twelve Months Ended December 31, 2008 and 2007
During twelve months ended December 31, 2008 and 2007, our sales revenue was $9,175,737 and $9,129,779, respectively.  However, the Company gross profit was $217,518 and $525,984, denoting a gross profit margin of 2.4% and 5.8%.  During fiscal year of 2008 and 2007, our operating loss was $2,097,575 and $2,126,616.  Net loss for both periods was $3,632,188 and $3,307,868, respectively.

Overview of the Company’s Cash flow Status for the Twelve Months Ended December 31, 2008 and 2007
During fiscal year ended December 31, 2008 and 2007, our operating activities used net cash of $829,142 and $523,649, respectively.  We also invested $48,111 and $206,446 in purchasing property and equipment during both periods.  Although our financing activities provided net cash of $901,615 and $308,591 in the fiscal year of 2008 and 2007, we had cash of only $18,986 and $61,073 on December 31, 2008 and 2007, respectively.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

The Company’s Ability of Raising New Finance
Continuous losses and low share price has deteriorate the Company’s ability of raising new finance.  As of December 31, 2008, the closing price of our common stock reported by on the OTC Bulletin Board was $0.0019.  The market value of the Company was $264,858, which makes it very hard to arrange new financing on equity financing basis.  The Company’s obligations under the 6% Notes and the Warrants are secured by a first priority security interest in the Company’s intellectual property pursuant to an Intellectual Property Security Agreement with the Purchasers, and by a first priority security interest in all of the Company’s other assets pursuant to a Security Agreement with the Purchasers.  In addition, the Company’s Chief Executive Officer has pledged all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes and the Warrants.  As a result, the Company does not have assets to security the obligations of new debt.

The 6% Notes require the Company to procure the Purchaser’s consent to take certain actions including to pay dividends, repurchasing stock, incur debt, guaranty obligations, merge or restructuring the Company, or selling significant assets.  Our ability of raising new finance is limited.

Kiwa Shandong’s Ability to Continue as a Going Concern is in Doubt
Kiwa Shandong is our wholly-owned subsidiary of engaging in researching, developing, producing and marketing bio-fertilizer.  However, since its inception in 2002, Kiwa Shandong has not generated material revenue.  Moreover, Kiwa Shandong has never been profitable.  As of December 31, 2008, Kiwa Shandong has accumulated deficit of $2,180,030.

In June 2002, we entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Pursuant to relevant China laws and regulations, we had paid tenure tax on quarterly basis at the rate of approximately $1,660 per acre.  However, from January 1, 2007, China central government adopted a series of policies to strengthen land management, including doubled tenure tax to $3,320 per acre.  In February 2008, the Ministry of Land and Resources of China issued “Controlling Indexes of Construction Land Use for Industrial Projects,” which requires the building coverage should not be less than 30%.  Up to now, the current situation in Kiwa Shandong does not meet this requirement.  There is no assurance that local authority would not reduce the acreage of land granted to us to use at no cost.

During the first half of 2009, Kiwa Shandong plan to raise working capital from related parties to meet Kiwa Shandong’s daily requirements of cash, including repayment to raw material and service suppliers and other costs of daily operations.  We are also actively looking for new financing from outside investors, for instance, financial institutions.

Kiwa Shandong is also further strengthening its effort of expanding the market.  It is planned to expand the market within Shandong Province so as to reduce selling expenses.  We also plan to sell our bio-fertilizer products directly to end-users so as to reduce costs to end-users.  We also plan to lower down prices of our bio-fertilizer products to enhance competitiveness in the market.

On December 31, 2008, we launched a complete test on the recoverability of our long-lived assets in Kiwa Shandong.  Based on our analysis, Kiwa Shandong’s long-lived assets were impaired.  Management is assessing the usage of our long-lived assets in Kiwa Shandong; it is possible that we would dispose some of our long-lived assets when necessary.

Given the tight cash flow status of the Company, we may have to curtail or cease operations and consider a formal or informal restructuring or reorganization in Kiwa Shandong.  For example, we may consider reduce the acreage of land we use in Kiwa Shandong to lower tax expenditure.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

Kiwa Tianjin’s Ability to Continue as a Going Concern is in Doubt
Kiwa Tianjin is our majority-owned subsidiary engaging in the developing, manufacturing and marketing of biologically enhanced feed for live stock.  Since its inception in 2006, the gross profit margin of Kiwa Tianjin has been declining.  During fiscal year ended December 31, 2008, Kiwa Tianjin’s gross profit margin was less than 3%, underpinning its limited profitability.  As of December 31, 2008, Kiwa Tianjin had accumulated deficit of $303,507.

As of December 31, 2008, Kiwa Tianjin has cash of only $377.  Given the tight cash flow status of the Company, we may have to curtail or cease operations and consider a formal or informal restructuring or reorganization in Kiwa Tianjin.

During the first half of 2009, Kiwa Tianjin plan to raise working capital from related parties to meet Kiwa Tianjin’s daily requirements of cash, including repayment to raw material and service suppliers and other costs of daily operations.  We are also actively looking for new financing from outside investors, for instance, financial institutions.

Kiwa Tianjin is also adjusting its product mix to reduce the amount of production of those low-gross profit margin products.  Specifically, Tianjin will gradually reduce the amount of product of fowl feed, which typically has a gross profit margin of less than 3%.  We also plan to increase the amount of production of fish feeds, which has a larger-than-average gross profit margin.  In the short term, total amount of revenue of Kiwa Tianjin may drop down, resulting from these adjustments; however it is expected that the profitability of our bio-enhanced feed business will be improved.

2009 Financing Plan From the fourth quarter of 2008, we are putting in place very strict control over expenses.  We plan to raise new financing from related parties to satisfy the Company’s daily demand of cash resources and maintain its operation.  At the same time, we are actively looking for new financing from outside investors.  We expect to raise at least $2,000,000 in the first half of 2009, which could allow us to repay outstanding balance of 6% Notes at its maturity date of June 29, 2009.  If we could successfully settle 6% Notes, our capital structure would be improved.  We would be better positioned in raising new finance.  We are also adjusting product mix to reduce the amount of production of those low-gross profit margin products.

In Conclusion
The Company’s ability to continue as a going concern is in doubt.  We expect to continue to have operating losses for the foreseeable future as we are still in the process of exploring market, further research and product tests.  We will require additional capital to implement our business plan and continue operating.  To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest six fiscal years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern.  Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

Foreign Currency Translation - The functional currency of the Company is China RMB, which is the primary medium of exchange where Kiwa Shandong and Kiwa Tianjin operate.  The Company reports its financial results in United States dollars (“U.S. dollars” or “US$”).

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

Translations of amounts from RMB into U.S. dollars were at approximately US$1.00 = RMB8.28 for all periods prior to July 21, 2005.  Due to the stability of the RMB during the periods covered by the consolidated financial statements prior to July 21, 2005, no material exchange differences exist during the aforesaid period.  On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-US$ exchange rate from approximately US$ 1.00 = RMB 8.28 to approximately US$1.00 = RMB8.00.  The Company translates it’s China subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date (on December 31, 2008, the prevailing exchange rate of the U.S. dollar against the RMB was US$1.00 = RMB6.8346), and the statement of operations is translated at the average rates over each quarterly reporting period.  Equity items are translated at historical exchange rates.  Adjustments resulting from the translation from RMB into U.S. dollars are recorded in shareholders’ equity as part of accumulated comprehensive income (loss).  Gains or losses resulting from transactions in currencies other than RMB are reflected in the results of operations as incurred.

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

Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”, the company must recognize revenue based on the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) if the company carries out a transaction which has the following indicators: (1) the supplier (not the company) is the primary obligor in the arrangement; (2) the amount the company earns is fixed; and (3) the supplier (and not the company) has credit risk. We evaluate the relevant facts and circumstances of our urea entrepot trade, and recognize net amount as revenue for Urea entrepot business. During the fiscal year December 31, 2006, we recognized $800,000 revenue from urea entrepot trade; no revenues were earned during fiscal 2007. urea entrepot trade operation was discontinued and has been classified as a discontinued operation.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share reflects the potential dilution that would occur if dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable) were exercised. These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented.  As of December 31, 2008, potentially dilutive securities aggregated 4,666,414,111 shares of common stock.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

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

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  FIN 48 requires that the tax effect(s) of a position be recognized only if it is “morelikely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The morelikely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.  The more-likelythan-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.  We evaluated our tax positions and believe there is no material uncertainty on our income tax issues for fiscal 2008.

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

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

Construction in progress represents factory and office buildings under construction.  The Company capitalizes interest during the construction phase of qualifying assets in accordance with SFAS No. 34, “Capitalization of Interest Cost.”  No interest was capitalized during twelve months ended December 31, 2008 and 2007.

Depreciation costs were charged into costs of production or periodic expenses in accordance with the utilization of relating property, plant and equipment.  However, due to the abnormally low production capacity in Kiwa Shandong in 2008 and 2007, we pro rata charged part of the depreciation of production facilities into production cost in accordance with the proportion of actual capacity to normal capacity, and the rest into operating expenses.

We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable.  Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. Based on our analysis, we charged $639,492 as loss from impairment of long-lived assets.  No such costs were charged during fiscal 2007.

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

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

2.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS 141R replaces SFAS No. 141, Business Combinations ("FAS 141"). SFAS 141R retains the fundamental requirements in FAS 141 that the purchase method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. SFAS 141R expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R also increases the disclosure requirements for business combinations in the financial statements. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. Therefore, the Company was required to adopt SFAS 141R on January 1, 2009.  There was no business combination consummated during 2008 and the Company does not expect the adoption of SFAS No. 141R to have a material effect on the Company's financial position and results of operations.

In December 2007, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-1, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property" ("EITF 07-1"). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Therefore, the Company was required to adopt EITF07-1 on January 1, 2009. We are currently evaluating the potential impact of this standard on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.”  SFAS No. 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of SFAS No. 161 to have a material effect on the Company’s financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The Company was required to adopt FSP 142-3 on January 1, 2009. The adoption of FSP 142-3 did not have an impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  SFAS No. 162 is not expected to have an impact on the Company’s financial statements.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”  SFAS No. 163 is primarily geared towards financial guarantee insurance contracts by insurance enterprises.  It is not expected to have any material effect on the reporting of the Company’s results of operations.

In November 2008, the Emerging Issues Task Force ("EITF") issued Issue No. 08-7, Accounting for Defensive Intangible Assets ("EITF 08-7"). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	Accounts Receivable

As of December 31, 2008, the balance of $490,060 was net of bad debt provision of $352,896.  During fiscal year 2008, accounts receivable totaled $296,199 of Kiwa Shandong was determined to be uncollectible and therefore written off from book, after being approved by General Manager of Kiwa Shandong and CEO of the Company.

$303,258 of the bad debt provision in 2008  was related to bio-fertilizer business and the rest ($56,697) was related to bio-enhanced feed business.

Item	December 31, 2008	December 31, 2007
Accounts receivables - gross	$842,956	$747,438
Allowance for doubtful accounts	(352,896)	(277,140)
Accounts receivables - net	$490,060	$470,298

As of December 31, 2007, bad debt provision of $277,140 was relates to our bio-fertilizer business.

4.	Inventories

Inventories consisted of the following as of December 31, 2008 and December 31, 2007:

Item	December 31, 2008	December 31, 2007
Raw materials	$283,770	$686,290
Finished goods	68,016	132,039
Total	$351,786	$818,329

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

During fiscal year ended December 31, 2008, we wrote off $192,798 and disposed of obsolete inventory which exceeded the guarantee period. The General Manager of Kiwa Shandong and CEO of the Company had approved the disposal.  There was no inventory exceeding their quality guarantee period as of December 31, 2007.

5.	Prepayment for fertilizer trade

On November 25, 2008, Kiwa Shandong and Oriental Chemical Industrial Corp., Ltd. (the “Oriental Chemical”) entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Purchase Agreement”) pursuant to which Oriental Chemical will sell to Kiwa Shandong 6,700 tons of chemical fertilizer products at the tentative price of RMB3,000 per ton.  Under this agreement, Kiwa Shandong prepaid $2,955,550 to Oriental Chemical.  As of December 31, 2008, Kiwa Shandong did not purchase any chemical fertilizer under the Chemical Fertilizer Purchase Agreement. Please also refer to Note 13 “Related Party Transaction – Kangtai – Fertilizer trade” section below.

6.	Prepaid expenses

Prepaid expenses consisted of the following as of December 31, 2008 and December 31, 2007:

Item	December 31, 2008	December 31, 2007
Prepaid stock-based compensation to consultants	$-	$46,865
Others	20,440	23,595
Total	$20,440	$70,460

(i) Prepaid stock-based compensation to investor relation consultant

Pursuant to a consulting agreement with an investor relation consultant, on April 18, 2007 we issued to the consultant 700,000 shares of common stock and warrants to purchase 250,000 shares of the Company’s common stock with an exercise price equal to $0.25. The fair value of the stock and warrants were amortized over the period that services were rendered (The year ended March 31, 2008).

On December 18, 2008, we entered into an engagement letter with our new attorney.  Pursuant to which, we paid $1,500 in cash as service fees for one month.  Kiwa Tianjin and Kiwa Shandong also prepaid minor fees and expenses to suppliers and service providers.

7.	Property, Plant and Equipment

The total gross amount of property, plant and equipment was $2,158,967 and $2,001,595 as of December 31, 2008 and 2007, respectively.  The increase of $157,372 or 7.9% is mainly due to purchase of property and equipment for upgrading the Kiwa Shandong facility.

Depreciation expense was $166,906 and $147,651 for the twelve months ended December 31, 2008 and 2007, respectively.

Impairment on long-lived assets was $542,285 and nil as of December 31, 2008 and 2007, respectively.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

All of our property, plant and equipment have been used as collateral to secure the 6% Notes (See Note 15 below).

8.	Intangible Assets

The Company’s intangible asset as of December 31, 2008 consisted of a patent as follows:

Amortization Year	Gross carrying value	Accumulated amount of amortization	Impairment on Intangible Assets	Net Value at December 31, 2008
8.5	$480,411	$232,238	$96,942	$151,231

The following table presents future expected amortization expense related to the patent:

Future expected amortization	Amount
2009	37,036
2010	37,036
2011	37,036
2012	37,036
2013	$3,086

This patent has been used as collateral to secure the 6% Notes (See Note 15 below).

9.	Deferred Financing Costs

The financing costs relating to 6% Notes (See Note 15 below) were $47,793 and 129,793 as of December 31, 2008 and 2007, respectively.  These costs consist of financing commission paid to an investment bank, legal service fees, insurance premium and other related costs. The costs are being amortized over the three-year term of the 6% Notes, starting at various dates of each tranche of 6% Notes in 2006.

10.	Deposit to Purchase the Proprietary Technology

The balance of $126,443 as of December 31, 2008 and 2007 is partial payment of the first installment of the transfer fee for the Anti-viral Aerosol technology pursuant to a Technology Transfer Agreement dated May 8, 2006 (See Note 20 below).

11.	Accounts Payable

Accounts payable consisted of the following at December 31, 2008 and December 31, 2007:

Item	December 31, 2008	December 31, 2007
Consulting and professional payables	$436,560	$436,381
Payables to material suppliers	607,146	425,306
Interest payable	190,431	192,275
Salary payable	318,864	212,219
Insurance payable	103,394	95,247
Office rental payable	86,528	80,960
Credit card balance	80,591	84,042
Others	112,184	109,060
Total	$1,935,698	$1,635,490

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

12.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of our bio-fertilizer facility in Shandong.

13.	Related Party Transactions

Amounts due to related parties consisted of the following as of December 31, 2008 and December 31, 2007:

Item	Nature	Notes	31 December 2008	31 December 2007
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$837,347	$377,218
Discount of loans due to Mr. Li with detachable warrants	Non-trade		-	(88,195)
Kangtai International Logistics (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(57,277)	205,631
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	117,000	57,000
Subtotal			$897,070	$551,654

Kiwa-CAU R&D Center	Trade	(4)	234,103	164,280
Tianjin Challenge Feed Co., Ltd.	Trade	(5)
("Challenge Feed")			1,219	13,690
Kantai International Logistics (Beijing) Co., Ltd.		(6)	2,955,550	-
Subtotal			$3,190,872	$177,970
Total			$4,087,942	$729,624

(i) Mr. Li

Mr. Li is the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company.

Advances and Loans

As of December 31, 2007, the remaining balance due to Mr. Li was $377,218.  During the twelve months ended December 31, 2008, Mr. Li advanced $669,846 to the Company and was repaid $209,717.  As of December 31, 2008, the balance due to Mr. Li was $837,347.  Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

Motor Vehicle Lease

In December 2004, we entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle.  The monthly rental payment is $2,200.  We have extended this lease agreement with Mr. Li to the end of fiscal 2009.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes.  (See Note 15 below).

(2) Kangtai

Non-trade
Kangtai International Logistics (Beijing) Co., Ltd., formerly named China Star Investment Management Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kantai.

On December 31, 2007, the amount due to Kangtai was $205,631.  During the twelve months ended December 31, 2008, Kangtai advanced $72,728 and was repaid $335,636.  The balance due from Kangtai on December 31, 2008 was $57,277.

Fertilizer trade
On December 12, 2008, Kiwa Shandong and Kangtai entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Sales Agreement”) pursuant to which, Kiwa Shandong will sell to Kangtai 6,700 tons of chemical fertilizer products at the tentative price of RMB3,130 per ton.  Under this agreement, Kangtai prepaid to Kiwa Shandong $2,955,550.  As of December 31, 2008, Kiwa Shandong did not sell any chemical fertilizer to Kangtai under the Chemical Fertilizer Sales Agreement.

On November 25, 2008, Kiwa Shandong and Oriental Chemical Industrial Corp., Ltd. (the “Oriental Chemical”) entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Purchase Agreement”) pursuant to which Oriental Chemical will sell to Kiwa Shandong 6,700 tons of chemical fertilizer products at the tentative price of RMB3,000 per ton.  Under this agreement, Kiwa Shandong prepaid to Oriental Chemical $2,955,550.  As of December 31, 2008, Kiwa Shandong did not purchase any chemical fertilizer under the Chemical Fertilizer Purchase Agreement.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2007, the amount due to Ms. Wang was $57,000.  During the twelve months ended December 31, 2008, Ms. Wang advanced $60,000 to the Company.  As of December 31, 2008, the amount due to Ms. Wang was $117,000.  Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

In November 2006 Kiwa and China Agricultural University (the “CAU”) agreed to jointly set up a new research and development center, named Kiwa-CAU R&D Center.  The term of the agreement was ten years commencing from July 1, 2006.

Pursuant to the agreement, Kiwa agree to invest RMB 1 million (approximately $146,300) each year to fund research at Kiwa-CAU R&D Center.  Prof. Qi Wang, one of our directors, is also the director of Kiwa-CAU R&D Center.  The agreement also stipulated that the Kiwa-CAU R&D Center shall complete the following tasks each year:

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

●	Three new technological achievements get patented;
●	Two technological achievements pass the provincial level or ministerial level scientific and technological achievements qualification;
●	Develop two new products which can be commercialized..

During fiscal 2008, Kiwa-CAU R&D Center had concentrated on the following filed of works:
1.	Isolation and culture of microorganisms;
2.	Screening of growth-promoting bacteria;
3.	Screening of bio-control bacteria;
4.	Screening of environmental microbiology;
5.	Studies on fermentation technology and related production process;
6.	Analysis of soil and fertilizer nutrients and fertilization program development;
7.	Field demonstration test of Kiwa fertilizer products;
8.	Application of approval and certification of Kiwa fertilizer products;
9.	Application of patents; and
10.	Technical training and services.

During fiscal 2008, Kiwa-CAU R&D Center had successfully isolated forty-one strains of endophytic bacillus from plants.  In 2008, Ministry of Agriculture of the PRC had granted Organic Product Certification to two of our products.  A number of strains had been observed to have the capability of boosting crop yield, dispelling chemical pesticide residual from soil.  These strains could be used for not only developing new biological preparation but also environmental protection preparation.  We are applying for three patents.

Management has assessed Kiwa-CAU R&D center’s performance for the fiscal year ended December 31, 2008; it is believed that Kiwa-CAU R&D center has achieved its goals.

On December 31, 2007, the amount due to Kiwa-CAU R&D Center was $164,280.  During the twelve months ended December 31, 2008, we paid approximately $87,800 to Kiwa-CAU R&D Center.  As of December 31, 2008, the outstanding balance due to Kiwa-CAU R&D Center was $234,103.

(5) Challenge Feed

Challenge Feed owns 20% of Kiwa Tianjin’s equity, and Mr. Wenbin Li, one of Challenge Feed’s shareholders, is also in charge of daily operations of Kiwa Tianjin.

The Company has entered into an agreement with Challenge Feed to lease the following facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area of approximately 2,500 square meters; (3) a concentrated feed production line for fowl and livestock; and (4) two workshops with floor area of approximately 1,200 square meters.  The total monthly rent is RMB50,000 (approximately $7,300).  During the twelve months ended December 31, 2008, all scheduled rent payments were paid.

The Company also paid $3,015 taxes on behalf of Challenge feed.  As of December 31, 2008, the outstanding balance due to Challenge Feed was $1,219, which was unpaid rental from operating lease.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

14.	Unsecured Loans Payable

The balance of unsecured loans payable was $1,682,615 and $1,574,350 as of December 31, 2008 and December 31, 2007, respectively.  The difference of $108,265 was due to the different exchange rates prevailing at the two dates.  Unsecured loans payable consisted of the following at December 31, 2008 and December 31, 2007:

Item	December 31, 2008	December 31, 2007

Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,316,829	$1,232,100

Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	365,786	342,250

Total	$1,682,615	$1,574,350

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

According to our project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Under the agreement, the Company has the option to pay a fee of RMB480,000 ($70,400) per acre for the land use right after the 10-year period.  The Company may not transfer or pledge the temporary land use right.  The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of December 31, 2008, the Company invested approximately $1.91 million for the property, plant and equipment of the project.

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

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

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

To enable reservation of a sufficient amount of authorized shares that may be issued pursuant to conversion of the 6% Notes and exercise of the Warrants, the Purchase Agreement required the Company to amend its Certificate of Incorporation to increase the number of authorized shares of common stock.  At our annual meeting held on December30, 2008, a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock, from 200,000,000 shares to 400,000,000 shares was approved by the required vote of our stockholders.  The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per months plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants.

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

During fiscal year ended December 31, 2008, the Purchasers converted principal amount of $436,302 and interest amount of $116,873 into 59,254,970 shares of common stocks.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

On January 31, 2008, we entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of our 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which will be due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far.  As of December 31, 2008, the outstanding principal balance on the 2% Notes was $112,917.

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

The fair value of the Warrants underlying the three sales of the 6% Notes (amounting to 4,287,500 shares, 3,675,000 shares and 4,287,500 shares, respectively) at the time of their issuance was determined to be $545,477, $416,976 and $505,503 calculated pursuant to the Black-Scholes option pricing model.  The fair value was recorded as a reduction to 6% Notes payable and was charged to operations as interest expense in accordance with effective interest method within the period of the 6% Notes.

Pursuant to security purchase agreement dated June 29, 2006, the Company shall, at the end of each month that the 6% Notes and 2% Notes or Warrants are outstanding, have authorized and reserved for the purpose of issuance, a number of shares of Common Stock that is not less than one hundred ten percent of the number of shares of Common Stock actually issuable upon full conversion of the 6% Notes and 2% Notes and exercise of the Warrants based on the average Conversion Price of the Notes and the average Exercise Price of the Warrants during such calendar month (“Reserved Amount”).  Our month-end calculation shows that the amount of authorized shares did not meet the above-mentioned requirements as of December 31, 2008.  Therefore, we  accrued  liquidated damages amount, which equals to 2% of the outstanding amount of the 6% Notes and 2% Notes per month plus accrued and unpaid interest on the Notes.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

16.	Equity-Based Transactions

As of December 31, 2008 and December 31, 2007, the Company had 139,399,206 and 81,519,676 shares of common stock outstanding, respectively.  From January 1, 2008 to December 31, 2008, the Company has engaged in the following equity-based transactions:

On February 27, 2008, we issued 140,000 shares of common stock as partial compensation to an investor relation consultant for consulting services.

On March 14, 2008, the Company issued 5,000,000 shares of common stock to an investor for consideration of $650,000 cash pursuant to a stock purchase agreement dated February 19, 2008.

During the twelve months ended December 31, 2008, the Company issued 52,739,530 shares of common stock for conversions of principal and interest under our 6% Notes.

17.	Stock-based Compensation

(a) Summary Description of 2004 Stock Incentive Plan, as amended

The 2004 Stock Incentive Plan originally reserved 3,047,907 shares of our common stock for the issuance of options and other stock awards after the amendment approved by the 2006 annual shareholder meeting.  Under the Plan, not more than 500,000 options or other stock awards may be granted to any participant in any fiscal year.  Currently, the Stock Plan is administered by the Board. Employees, consultants and directors who are selected by the Board are eligible to receive options or stock purchase rights under the Plan subject to limitations set forth therein; provided, however, that only employees are eligible to be granted options intended to qualify as “incentive stock options” under the Internal Revenue Code of 1986, as amended (the “Code”).  The exercise price of stock option awards may not be less than the fair market value on the date of grant, while nonstatutory stock options must have an exercise price of at least 85% of the fair market value on the date of grant.  The exercise price of stock purchase rights may not be less than 85% of the fair market value of the shares of stock on either the date of grant or the date of purchase of the stock purchase right.

(b) Option Grant

On December 12, 2006, we granted 2,000,000 shares of stock option under our 2004 Stock Incentive Plan as amended.  During fiscal 2007, 362,100 stock options were returned to the Company when the holders separated from the Company without exercising the options.  During fiscal 2008, 222,500 stock options were returned to the company for the same reason.  Consequently, as of December 31, 2008, 1,415,400 options were issued and outstanding.

Pursuant to the approval of Board of Directors, the exercise price of all our outstanding options was $0.175 per share, equal to the closing price of our common stock on December 12, 2006.  On the first and second anniversaries of the grant date, 33% percent of the options will become exercisable.  On the third anniversary of the grant date, 34% of the options will become exercisable.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

The Company has adopted SFAS 123R effective as of January 1 2006.  The fair value of the options granted at the grant date was determined to be $320,154 (approximately $0.16 per share), calculated pursuant to the Black-Scholes option pricing model.  The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method.  Unamortized fair value of stock options granted to those who separated from the Company has been charged to expense, while the options returned to the Company.  We charged $94,029 and $139,233 as compensation expense in 2008 and 2007, respectively.

As of December 31, 2008, 934,164 shares of our issued and outstanding options vested and none were exercised.  The closing price of our common stock on December 31, 2008 was $0.0019 (lower than the exercise price), thus the year-end intrinsic value of options granted was nil.

18.	Segment Reporting

We had three principal business segments, bio-fertilizer, livestock feed and urea entrepot trade for fiscal 2006.  Commencing from July 2007 when we terminated all agreements related to urea entrepot trade, we treated urea entrepot trade as discontinued and have been operating in the rest two segments during 2008, we made arrangements to engage in fertilizer trade business.  Management believes that the following table highlights relevant information to the chief operation decision makers for measuring business performances and financing needs and preparing the corporate budget and other items.  As most of the Company’s customers are located in China, no geographical segment information is presented.

Item	Bio-fertilizer	Livestock Feed	Urea Entrepot Trade(1)	Chemical Fertilizer Trade (2)	Corporate (3)	Total
Fiscal Year Ended December 31, 2008
Net sales	$226,869	$8,948,868	$-	$-	$-	$9,175,737
Gross profit	60,035	157,483	-	-	-	217,518
Operating expenses	360,320	415,608	-	2,323	1,536,842	2,315,093
Operating profit (loss)	(300,285)	(258,125)	-	(2,323)	(1,536,842)	(2,097,575)
Loss from disposal of obsolete inventory	(192,798)	-	-	-	-	(192,798)
Loss from impairment of long-lived assets	(639,492)	-	-	-	-	(639,492)
Interest income (expense)	(438)	(39)	-	-	(753,479)	(753,956)
Minority interest in subsidiary	-	51,633	-	-	-	51,633
Net income (loss)	$(1,133,013)	$(206,531)	$-	$(2,323)	$(2,290,321)	$(3,632,188)

Total assets as of December 31, 2008	1,223,645	846,175	-	2,955,550	298,324	5,323,694

Fiscal Year Ended December 31, 2007
Net sales	$241,357	$8,888,422	-	$-	$-	$9,129,779
Gross profit	101,784	424,200	-	-	-	525,984
Operating expenses	403,984	442,833	-	-	1,805,783	2,652,600
Operating profit (loss)	(302,200)	(18,633)	-	-	(1,805,783)	(2,126,616)
Interest income (expense)	(3,739)	89	-	-	(762,761)	(766,411)
Minority interest in subsidiary	-	(332)	-	-	-	(332)
(Loss) from discontinued operations	-	-	414,509	-		414,509
Net income (loss)	$(305,939)	$(18,876)	$(414,509)	-	$(2,568,544)	$(3,307,868)

Total assets as of December 31, 2007	$2,178,912	$1,080,602	$-	$-	$415,666	$3,675,180

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

(2)    On June 23rd, 2008, Kiwa Bio-Tech Products (Shangdong) Co., Ltd. (Kiwa Shandong) received approval documents from the Ministry of Commerce of the People’s Republic of China, ratifying Kiwa Shandong to wholesale other companies’ fertilizer products, including chemical fertilizers, complex fertilizers and compound fertilizers.

(3)    Beijing Representative Office of Kiwa Shandong fulfills part of corporate managerial function. Most of its expenses relating to this function were categorized into corporate segment.

19.	Income Tax

There is no provision (benefit) for income taxes for the years ended December 31, 2008 and 2007 since the Company and its subsidiaries have incurred operating losses and have established a valuation allowance equal to the total deferred tax asset.

The loss generated in the U.S., British Virgin Islands and China (Kiwa Shandong and Kiwa Tianjin) before income taxes in 2008 and 2007, respectively, was as follows:

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

	Years Ended December 31,
	2008	2007
Income (Loss) in U.S. before income taxes	$(1,228,183)	$(1,693,745)
Income (Loss) in British Virgin Islands before income taxes	(120,000)	(612,592)
Income (Loss) in Kiwa Shandong before income taxes	(2,093,534)	(982,656)
Income (Loss) in Kiwa Tianjin before income taxes	(190,471)	(18,875)
Total	$(3,632,188)	$(3,307,868)

The tax effect of temporary differences and operating loss carryforwards is as follows as of December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
Deferred tax assets
Net operating loss carryforwards	$1,183,364	$904,035
Allowance for doubtful accounts receivable	59,037	41,571
Value difference of intangible assets	27,987	19,173
Impairment of inventories	28,920	-
Impairment of long-lived asset	73,239	-
Accrued expenses	40,286	141,867
	1,412,833	1,106,646
Deferred tax liabilities		0
Prepaid expenses	(375)	(3,539)
Deferred financing cost	(7,169)	(19,469)
	(7,544)	(23,008)

Valuation allowance	(1,405,289)	(1,083,638)
Net deferred tax assets	$-	$-

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

	Year Ended December 31, 2008	Year Ended December 31, 2007
Statutory rate	25.0%	33.0%
Income tax holiday	(25.0)%	(33.0)%
Effective income tax rate	-	-

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

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

20.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

The Company has leased an office in Beijing from July 15, 2007.  The operating lease agreement will expire at January 14, 2009.  The Company has renewed this lease agreement for the period from January 15, 2009 to January 14, 2010.  The monthly rental payment for the new office is RMB 80,323.74 ($11,753).  Rent expense under the operating leases for the fiscal year ended December 31, 2008 and 2007 was $132,000 and $92,570, respectively.

The Company has entered into an agreement with Challenge Feed, its joint venture partner in Kiwa Tianjin, to lease several facilities for three years commencing on August 1, 2006.  The total monthly rental is RMB 50,000 ($7,316).  Pursuant to the lease agreement, rent expense for the fiscal year ended December 31, 2008 was $87,789 and 2007 was $82,140 (See Note 13 above).

Lease commitments under the foregoing lease agreements are as follows:

Fiscal Year	Amount
2009	$180,495
Total	$180,495

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

During twelve months ended December 31, 2008, no payment was made to JKB.  The Company is still pursuing to acquire AF-01 technology and develop veterinary drug product based on this technology.  There were no changes to the terms of the Technology Transfer Agreement.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

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

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2008, the Company had invested approximately $1.91 million for the project.

Investment commitment under the joint venture agreement entered into in May

In May 2008, the Company entered into a joint venture agreement with Hebei Huaxing Pharmaceuticals Co., Ltd. (“Huaxing”), which committed us to invest $1,534,000 in cash for 70% of the equity of a new joint venture (“Kiwa Hebei”).  Under the joint venture agreement, the Company is required to complete its capital contribution within one year after the date Kiwa Hebei receives its business license from Chinese government authorities, with the first installment payment of 25% of the investment due at the end of the first month after the license is received and an installment of another 25% due at the end of second month.  The agreement will take effect at the date of approval of local bureau of commerce.  However, due to sharp change in macro economic climate, both parties proposed to local bureau of commerce in Hebei to suspend the approval of the joint venture agreement.  The joint venture agreement was not taken effective.  Both parties will not be committed to any responsibilities or making any capital contributions under the joint venture agreement.

21.	Subsequent Event

From January 1, 2009 to May 14, 2009, purchasers of 6% Notes (See Note 15 above) had converted principal amount of $104,151 into 260,285,794 shares of our common stocks, resulting in a quick expansion of the Company’s issued and outstanding shares. As of May 14, 2009, the amount of issued and outstanding shares of common stocks totaled 400,000,000.