Form 10-Q
period 2009-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2009-06-15
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
(Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at June 12, 2009
Common Stock, $0.001 par value per share	400,000,000 shares

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$16,917	$18,986
Accounts receivable, net	332,668	490,060
Inventories	337,682	351,786
Prepaid expenses	19,010	20,440
Prepayment for fertilizer trade	2,954,988	2,955,550
Other current assets	152,878	73,432
Total current assets	3,814,143	3,910,254
Property, Plant and Equipment
Buildings	1,241,736	1,241,972
Machinery and equipment	705,545	705,680
Automobiles	81,376	81,390
Office equipment	108,739	108,759
Computer software	10,555	21,166
Property, plant and equipment - total	2,147,951	2,158,967
Less: accumulated depreciation	(626,123)	(600,596)
Less: impairment on long-lived assets	(542,182)	(542,285)
Property, plant and equipment - net	979,646	1,016,086
Construction in progress	71,873	71,887
Intangible asset - net	136,746	151,231
Deferred financing costs	27,293	47,793
Deposit to purchase proprietary technology	126,443	126,443
Total assets	$5,156,144	$5,323,694
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$927,799	$896,952
Advances from customers	165,003	159,200
Construction costs payable	297,417	297,472
Due to related parties - trade	3,234,152	3,190,872
Due to related parties - non-trade	979,345	897,070
Convertible notes payable, net	1,368,402	1,273,391
Salary payable	370,219	318,864
Taxes payable	31,541	16,179
Penalty payable	262,481	152,750
Current portion of long-term liabilities	3,951	3,857
Other payable	809,111	703,703
Total current liabilities	8,449,421	7,910,310
Long-term liabilities, less current portion
Unsecured loans payable	1,682,295	1,682,615
Bank notes payable	10,863	11,881
Long-term convertible notes payable - net	112,917	112,917
Total long-term liabilities	1,806,075	1,807,413

Shareholders’ deficiency
Common stock - $0.001 par value Authorized 200,000,000 shares. Issued and outstanding 333,218,763 and139,399,206 shares at March 31, 2009 and December 31, 2008	333,219	139,399
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,135,421	10,269,855
Stock-based compensation reserve	(83,727)	(135,843)
Deficit accumulated	(13,498,526)	(14,706,710)
Accumulated other comprehensive income	(26,491)	(26,787)
Total Kiwa shareholders’ deficiency	(5,140,104)	(4,460,086)
Non-controlling interest	40,752	66,057
Total deficiency	(5,099,352)	(4,394,029)
Total liabilities and shareholders’ deficiency	$5,156,144	$5,323,694

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Eded March 31,
	2009	2008
Net sales	$658,524	$2,184,271
Cost of sales	648,851	2,121,566
Gross profit	9,673	62,705

Operating expenses
Consulting and professional fees	52,766	118,467
Officers’ compensation	72,386	59,032
General and administrative	299,391	245,370
Selling expenses	17,439	48,454
Research and development	48,116	45,717
Depreciation and amortization	36,430	26,177
Allowance for doubtful accounts	120,944	2,381
Total operating expenses	647,472	545,598
Operating loss	(637,799)	(482,893)

Interest expense	(205,614)	(219,547)
Net loss	(843,413)	(702,440)
Net loss attributable to non-controlling interest	25,288	16,245
Net loss attributable to Kiwa shareholders	(818,125)	(686,195)

Other comprehensive loss
Translation adjustment	296	(7,524)
Comprehensive loss	$(817,829)	$(693,719)

Net (loss) per common share - basic and diluted	$(0.004)	$(0.008)
Weighted average number of common shares outstanding-basic and diluted	217,467,217	83,043,939

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss attributable to Kiwa shareholders	$(818,125)	$(686,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,694	83,624
Amortization of detachable warrants, options and stocks as compensation	251,822	271,120
Provision for doubtful debt and inventory impairment	120,944	2,381
Provision for penalty payable	109,731	-
Non-controlling interest	(25,288)	16,245
Changes in operating assets and liabilities:
Accounts receivable	36,435	(213,293)
Inventories	14,104	(174,769)
Prepaid expenses	2,930	(6,963)
Other current assets	(79,446)	(49,062)
Accounts payable	30,941	390,076
Salary payable	51,355	-
Taxes payable	15,362	-
Advances from customers	5,803	-
Due to related parties-trade	-	35,618
Other payable	105,408	-
Net cash provided by (used in) operating activities	(127,330)	(331,218)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	650,000
Proceeds from related parties	161,917	180,457
Repayment to related parties	(72,328)	(319,572)
Repayment of long-term borrowings	(922)	(2,325)
Net cash provided by financing activities	88,667	508,560
Effect of exchange rate changes on cash and cash equivalents	36,594	(1,486)
Cash and cash equivalents:
Net increase (decrease)	(2,069)	175,856
Balance at beginning of period	18,986	61,073
Balance at end of period	$16,917	$236,929

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$280	$519
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of convertible notes payable and interest	79,455	58,888
Issuance of stock as compensation to consultants	6,000	19,600
Conversion of accrued interests into principal	-	112,917

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(UNAUDITED)

	Kiwa Shareholders
	Common Stock		Additional Paid-in Capital	Stock-based Compensation Reserve	Accumulated Deficits	Other Comprehensive Income	Non-controlling interest	Total
	Shares	Amount
Balance, December 31, 2008 (as previously reported)	139,399,206	$139,399	$10,269,855	$(135,843)	$(14,706,710)	$(26,787)	$66,057	$(4,394,029)
Cumulative effective of reclassification of warrants under EITF 07-5	-	-	(2,026,309)	-	2,026,309	-	-	-
Balance, January 1, 2009, as adjusted	139,399,206	139,399	8,243,546	(135,843)	(12,680,401)	(26,787)	66,057	(4,394,029)
Issuance of 75,000 shares of common stock to a legal service provider as compensation on January 8, 2009	75,000	75	5,925	-	-	-	-	6,000
Issuance of 140,000 shares of common stock to an Investor Relations consultant on February 18, 2009	140,000	140	-	-	-	-	-	140
Issuance of 100,000 shares of common stock to an Investor Relations consultant on February 23, 2009	100,000	100	-	-	-	-	-	100
Issuance of common stock for conversion of principal of 6% Notes during three months ended March 31, 2009	193,504,557	193,505	(114,050)	-	-	-	-	79,455
Amortizaton of fair value of warrants issued to a financing consultant during three months ended March 31, 2009	-	-	-	19,295	-	-	-	19,295
Amortization of fari value of employee stock options granted in 2006	-	-	-	32,821	-	-	-	32,821
Net loss attributable to Kiwa shareholders for the fiscal year ended December 31, 2008	-	-	-	-	(818,125)	-	-	(818,125)
Foreign currency translation difference	-	-	-	-	-	296	(17)	279
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(25,288)	(25,288)
Balance, March 31, 2009	333,218,763	$333,219	$8,135,421	$(83,727)	$(13,498,526)	$(26,491)	$40,752	$(5,099,352)

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of business and organization

References herein to “Kiwa” or “the Company” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned and majority-owned subsidiaries unless the context specifically states or implies otherwise.

Organization - The Company is the result of a share exchange transaction accomplished on March 12, 2004 between the shareholders of Kiwa Bio-Tech Products Group Ltd. (“Kiwa BVI”), a company originally organized under the laws of the British Virgin Islands on June 5, 2002 and Tintic Gold Mining Company (“Tintic”), a corporation originally incorporated in the state of Utah on June 14, 1933 to perform mining operations in Utah.  The share exchange resulted in a change of control of Tintic, with former Kiwa BVI stockholders owning approximately 89% of Tintic on a fully diluted basis and Kiwa BVI surviving as a wholly-owned subsidiary of Tintic.  Subsequent to the share exchange transaction, Tintic changed its name to Kiwa Bio-Tech Products Group Corporation. On July 21, 2004, the Company completed its reincorporation in the State of Delaware.

The Company has established two subsidiaries in China: (1) Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) in 2002 and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006.  The following chart summarizes the Company’s organizational and ownership structure.

Business - The Company’s business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China.  The Company has acquired technologies to produce and market bio-fertilizer and bio-enhanced feed products, and also are developing a veterinary drug based on AF-01 anti-viral aerosol technology.

2.	Summaries of significant accounting policies

Principle of consolidation - These condensed consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Kiwa BVI and Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”), and also its majority-owned subsidiary, Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”).  All significant inter-company balances or transactions are eliminated on consolidation.

Basis of preparation - These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of March 31, 2009, there was $177,654 in accounts receivable aged over 365 days old, with respect to which we have established a corresponding allowance for doubtful accounts in the same amount.

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

As of March 31, 2009, the Company had cash of $16,917, current ratio of 0.45 and quick ratio of 0.041.  The Company had an accumulated deficit of $13,498,526, and incurred net losses of $818,125 during the three months ended March 31, 2009.  This trend is expected to continue. These factors create substantial doubt about the Company’s ability to continue as a going concern.

Management is in the course of sourcing additional capital and considering ways to restructure or adjust the Company’s operations and product mix so as to increase profit margins in the future. However, there is no guarantee that these actions will be successful.

These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Foreign Currency Translation - The Company uses United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. However, the Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted. In general, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:-

	As of March 31, 2009	As of December 31, 2008
Balance sheet items, except for equity accounts	US$1=RMB6.8359	US$1=RMB6.8346

Three months ended March 31,
	2009	2008
Items in the statements of income and cash flows	US$1=RMB6.8373	US$1=RMB7.1034

Advertising costs - The Company charges all advertising costs to expense as incurred.  The total amounts of advertising costs charged to selling, general and administrative expense were $190 and $2,130 for the three months ended March 31, 2009 and 2008, respectively.

Research and development costs - Research and development costs are charged to expense as incurred. During the three months ended March 31, 2009 and 2008, research and development costs were $48,116 and $45,717, respectively.

Shipping and handling costs - Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs for the three months ended March 31, 2009 and 2008 were $205 and $1,052, respectively.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per common share includes dilutive effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable).  These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive.  Accordingly, basic and diluted loss per common share is the same for all periods presented.  As of March 31, 2009, potentially dilutive securities aggregated 4,623,719,301 shares of common stock.

Reclassification from Prior Period Financial Statements - Certain prior period comparative figures have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncement Adopted - Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting EITF 07-5, (1) the Company’s outstanding stock purchase warrants issued to the 6% convertible notes Purchasers, (2) stock purchase warrants issued to the investment bank, and (3) stock options issued to officers and employees, which were previously treated as equity pursuant to the scope exception in paragraph 11(a) of SFAS No. 113 were no longer afforded equity treatment.  These warrants and stock options contain anti-dilution adjustment provisions designed to protect the holders in the event the Company issues securities below the trading price of the Company’s shares.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability as if these warrants were treated as a derivative liability since the dates of their issuance.  The Company determined that these warrants and options have negligible value both as of January 1, 2009 and March 31, 2009.  Therefore, on January 1, 2009, the Company recognized a cumulative-effect adjustment of $2,026,309 which was reclassified from additional paid-in capital to the opening retained earnings.  There was no effect on the Company’s results for the three months ended March 31, 2009, as there was no change in the fair value of these warrants from January 1, 2009 to March 31, 2009.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company estimated the fair values of the warrants as of March 31, 2009 and January 1, 2009 using the Black-Scholes option pricing model based on the following assumptions:

Number of shares underlying the warrants:	12,250,000
Expiration date:	June 29, 2013
Exercise price:	$0.45
Assumptions for valuation as of:	March 31, 2009	January 1, 2009
Dividend yield:	-	-
Expected volatility:	260%	260%
Risk-free interest rate:	1.5%	1.5%
Market price of our shares	$0.0009	$0.0019

Number of shares underlying the warrants:	980,000
Expiration date:	June 29, 2009
Exercise price:	$0.2598
Assumptions for valuation as of:	March 31, 2009	January 1, 2009
Dividend yield:	-	-
Expected volatility:	260%	260%
Risk-free interest rate:	1.5%	1.5%
Market price of our shares	$0.0009	$0.0019

Number of shares underlying the options:	2,000,000
Expiration date:	December 4, 2016
Exercise price:	$0.175
Assumptions for valuation as of:	March 31, 2009	January 1, 2009
Dividend yield:	-	-
Expected volatility:	260%	260%
Risk-free interest rate:	1.5%	1.5%
Market price of our shares	$0.0009	$0.0019

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply FSP FAS 142-3 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of FSP FAS 142-3 had no impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted, Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This Statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of SFAS 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

During 2008, the Company adopted FASB Staff Position No. 157-2 ("FSP FAS 157-2"), "Effective Date of FASB Statement 157,"which deferred the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 was effective beginning in the Company’s fiscal 2009. SFAS 160 requires prospective application, except for the presentation and disclosure requirements, which must be applied retrospectively to all periods presented. The adoption of SFAS 160 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. The Company will apply SFAS 141R to any business combinations subsequent to adoption. In addition, this Statement requires that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141R-1 ("FSP FAS 141R-1"), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, " Accounting for Contingencies" , to determine whether the contingency should be recognized at the acquisition date or after such date. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008. Accordingly, the Company adopted this FSP during the first quarter of 2009. The adoption of FSP FAS 141R-1 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

New accounting pronouncement to be adopted - In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (“FSP FAS 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company is required to adopt FSP FAS 132(R)-1 in the fourth quarter of 2009. The Company is currently in the process of assessing the impact that this FSP may have on the disclosures in the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments." The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company is required to adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009.  We do not currently believe that adopting this FSP will have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements" , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt FSP FAS 157-4 in the second quarter of 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Condensed Consolidated Financial Statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

3.	Accounts Receivable

The following table sets forth gross amount, bad-debt allowance and net amount of accounts receivable as of March 31, 2009 and December 31, 2008.

Item	March 31, 2009	December 31, 2008
Accounts receivables - gross	$510,322	$842,956
Allowance for doubtful accounts	(177,654)	(352,896)
Accounts receivables - net	$332,668	$490,060

4.	Inventories

The following table summarizes the Company’s inventories as of March 31, 2009 and December 31, 2008.

Item	March 31, 2009	December 31, 2008
Raw materials	$256,916	$283,770
Finished goods	80,766	68,016
Total	$337,682	$351,786

5.	Prepayment for fertilizer trade

On November 25, 2008, Kiwa Shandong and Oriental Chemical Industrial Corp., Ltd. (the “Oriental Chemical”) entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Purchase Agreement”) pursuant to which Oriental Chemical will sell to Kiwa Shandong 6,700 tons of chemical fertilizer products at the tentative price of RMB3,000 per ton.  Under this agreement, Kiwa Shandong prepaid $2,954,988 to Oriental Chemical.  Up to March 31, 2009, Kiwa Shandong did not purchase any chemical fertilizer under the Chemical Fertilizer Purchase Agreement.  In relation to this purchase agreement, the Company entered into a sale agreement with a related company and received an advance payment of the same amount of $2,954,988 from that related company for sale of 6,700 tons of chemical fertilizers. Please also refer to Note 12 “Related Party Transaction – Kangtai – Fertilizer trade” section below.

6.	Property, Plant and Equipment

The following table illustrates gross amount, accumulated depreciation and net amount of property, plant and equipment on March 31, 2009 and December 31, 2008.

Item	March 31, 2009	December 31, 2008
Property plant and equipment:
Buildings	$1,241,736	$1,241,972
Machinery and equipment	705,545	705,680
Automobiles	81,376	81,390
Office equipment	108,739	108,759
Computer software	10,555	21,166
Property plant and equipment - total	$2,147,951	$2,158,967
Less: Accumulated depreciation	(626,123)	(600,596)
Less: Accumulated impairment	(542,182)	(542,285)
Property plant and equipment - net	$979,646	$1,016,086

Depreciation expenses for the three months ended March 31, 2009 and 2008 were $32,706 and $79,016, respectively.

All of our property, plant and equipment has been used as collateral to secure the 6% Notes (See Note 14 below).

7.	Intangible Assets

The Company’s intangible asset as of March 31, 2009 and December 31, 2008 is a single patent, amortized as follows:

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization Year	Gross carrying value	Accumulated amount of amortization	Impairment on Intangible Assets	Net Value at March 31, 2009	Net value at December 31, 2008
8.5	$592,302	$358,632	$96,942	$136,746	$151,231

The following table presents future expected amortization expense related to the patent:

Future expected amortization	Amount
2009	28,888
2010	34,981
2011	34,981
2012	34,981
2013	$2,915

This patent has been used as collateral to secure the 6% Notes (See Note 14 below).  During the three months ended March 31, 2009 and 2008, total amount of $17,988 and $4,608 was charged into expenses, respectively.

8.	Deferred Financing Costs

The financing costs relating to 6% Notes (See Note 14 below) were $27,293 and $47,793 as of March 31, 2009 and December 31, 2008, respectively.  These costs consist of financing commission paid to an investment bank, legal service fees, insurance premium and other relevant costs. The costs are being amortized over the three-year term of the 6% Notes, starting at various dates of each tranche of 6% Notes in 2006.

9.	Deposit to Purchase the Proprietary Technology

The balance of $126,443 as of March 31, 2009 and December 31, 2008 is partial payment of the first installment of the transfer fee for the Anti-viral Aerosol technology pursuant to a Technology Transfer Agreement dated May 8, 2006. The Company has been in negotiation with the other party to the Technology Transfer Agreement for amendments to certain terms of the agreement including the date of completion of the technology transfer.

10.	Advances from Customers

The balance of advances from customers as of March 31, 2009 and December 31, 2008 was $165,003 and $159,200, respectively, representing payments by customers prior to delivery of goods.

11.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of our bio-fertilizer facility in Shandong.  As of March 31, 2009 and December 31, 2008, construction costs payable was $297,417 and $297,472, respectively.

12.	Related Party Transactions

Amounts due to related parties consisted of the following as of March 31, 2009 and December 31, 2008:

Item	Nature	Notes	March 31, 2009	December 31, 2008
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$889,808	$837,347
Kangtai International Logistics (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(44,963)	(57,277)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	134,500	117,000
Subtotal			$979,345	$897,070

Kiwa-CAU R&D Center	Trade	(4)	270,630	234,103
Tianjin Challenge Feed Co., Ltd. ("Challenge Feed")	Trade	(5)	8,534	1,219
Kangtai International Logistics (Beijing) Co., Ltd.		(2)	2,954,988	2,955,550
Subtotal			$3,234,152	$3,190,872
Total			$4,213,497	$4,087,942

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Advances and Loans

As of December 31, 2008, the remaining balance due to Mr. Li was $837,347.  During the three months ended March 31, 2009, Mr. Li advanced $124,789 to the Company and was repaid $72,328.  As of March 31, 2009, the balance due to Mr. Li was $889,808.  Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

Motor Vehicle Lease

In December 2004, the Company entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is RMB15,000 (approximately $2,200).  The Company has extended this lease agreement with Mr. Li to the end of fiscal 2009.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes. (See Note 14 below).

(2) Kangtai

Kangtai, formerly named China Star Investment Management Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2008, the amount due from Kangtai was $57,277.  During the three months ended March 31, 2009, Kangtai repaid $12,314 and did not advance to the Company.  The balance due from Kangtai on March 31, 2009 was $44,963.

Fertilizer trade
On December 12, 2008, Kiwa Shandong and Kangtai entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Sales Agreement”) pursuant to which, Kiwa Shandong will sell to Kangtai 6,700 tons of chemical fertilizer products at the tentative price of RMB3,130 per ton.  Under this agreement, Kangtai prepaid to Kiwa Shandong $2,954,988.  As of March 31, 2009, Kiwa Shandong did not sell any chemical fertilizer to Kangtai under the Chemical Fertilizer Sales Agreement.

As discussed in note 5, relating to the Chemical Fertilizer Sales Agreement with Kangtai, on November 25, 2008, Kiwa Shandong and Oriental Chemical Industrial Corp., Ltd. (the “Oriental Chemical”) entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Purchase Agreement”) pursuant to which Oriental Chemical will sell to Kiwa Shandong 6,700 tons of chemical fertilizer products at the tentative price of RMB3,000 per ton.  Under this agreement, Kiwa Shandong prepaid to Oriental Chemical $2,954,988.  As of March 31, 2009, Kiwa Shandong did not purchase any chemical fertilizer under the Chemical Fertilizer Purchase Agreement.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2008, the amount due to Ms. Wang was $117,000.  During the three months ended March 31, 2009, Ms. Wang advanced $17,500 to the Company.  As of March 31, 2009, the amount due to Ms. Wang was $134,500.  Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultual Universtiy (“CAU”), the Company agree to invest RMB 1 million (approximately $146,300) each year to fund research at Kiwa-CAU R&D Center.  Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2008, the amount due to Kiwa-CAU R&D Center was $234,103.  During the three months ended March 31, 2009, the Company paid nil to Kiwa-CAU R&D Center.  As of March 31, 2009, the outstanding balance due to Kiwa-CAU R&D Center was $270,630.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(5) Challenge Feed

Challenge Feed owns 20% of Kiwa Tianjin’s equity, and Mr. Wenbin Li, one of Challenge Feed’s shareholders, is also in charge of daily operations of Kiwa Tianjin.  As of March 31, 2009, the outstanding balance due to Challenge Feed was $8,534, which represented rental payable on operating lease.

Lease Agreement

The Company has entered into an agreement with Challenge Feed to lease the following facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area of approximately 2,500 square meters; (3) a concentrated feed production line for fowl and livestock; and (4) two workshops with floor area of approximately 1,200 square meters.  The total monthly rent is RMB50,000 (approximately $7,300).  There remains an outstanding balance of past due rent to Challenge Feed of $8,534.

13.	Unsecured Loans Payable

The balance of unsecured loans payable was $1,682,295 and $1,682,615 as of March 31, 2009 and December 31, 2008, respectively.  The difference of $320 was due to the different exchange rates prevailing at the two dates.  Unsecured loans payable consisted of the following at March 31, 2009 and December 31, 2008:

Item	March 31, 2009	December 31, 2008
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,316,579	$1,316,829
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	365,716	365,786
Total	$1,682,295	$1,682,615

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

According to our project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Under the agreement, the Company has the option to pay a fee of RMB480,000 ($70,200) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right.  The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of March 31, 2009, the Company invested approximately $2.86 million for the property, plant and equipment of the project.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

To enable reservation of a sufficient amount of authorized shares that may be issued pursuant to conversion of the 6% Notes and exercise of the Warrants, the Purchase Agreement required the Company to amend its Certificate of Incorporation to increase the number of authorized shares of common stock.  At our annual meeting for 2006, which was held on September 12, 2006, a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock, from 100,000,000 shares to 200,000,000 shares was approved by the required vote of our stockholders.  At our annual meeting held for 2008 on December 30, 2008 we further amended our Certificate of Incorporation by increasing the number of authorized shares of common stock from 200,000,000 to 400,000,000.

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per months plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants.  Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of March 31, 2009, the Company has accrued a total amount of $262,481 penalty.  The loss was indicated in general and administrative expenses. .

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

On January 31, 2008, we entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of our 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which will be due on January 31, 2011.  Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far.  As of March 31, 2009, the outstanding principal balance on the 2% Notes was $112,917.

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

During three months ended March 31, 2009, the Purchasers converted $79,455 principal and nil interest into 193,504,557 shares of our common stocks.  As of March 31, 2009, face amount of convertible notes outstanding was $1,542,868.

On June 3, 2009, the Company has received Notice of Default from four of 6% Notes purchasers for reason of the Company’s failure to timely file registration or effect registration. However, the company believes that such Notes Purchasers' claim is not valid and has not made any provision for Liquidated damages in this regard.

15.	Equity-Based Transactions

As of March 31, 2009 and December 31, 2008, the Company had 333,218,763 and 139,399,206 shares of common stock outstanding, respectively.  From January 1, 2009 to March 31, 2009, the Company has engaged in the following equity-based transactions:

On January 8, 2009, the Company issued 75,000 shares of common stock as partial compensation to a corporate counsel for legal services.

On February 18 and 23, 2009, the Company issued 140,000 and 100,000 shares of common stock to an investor relations consultant for consulting services.

During the three months ended March 31, 2009, the Company issued 193,504,557 shares of common stock for conversions of principal under the Company’s 6% Notes.

16.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. During fiscal 2007 and 2008, 362,100 and 222,500 stock options were returned to the Company when the holders separated from the Company without exercising the options.  As of March 31, 2009, 1,415,400 options were outstanding.  As of March 31, 2009, none of the stock options were exercised.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The exercise price of all of our outstanding options was $0.175 per share, equal to the closing price of our common stock on December 12, 2006.  On each of the first and second anniversaries of the grant date, 33% percent of the options will become exercisable.  On the third anniversary of the grant date, 34% of the options will become exercisable.

The Company has adopted SFAS 123(R) effective as of January 1, 2006.  The fair value of the options granted at the grant date was determined to be $320,154 (approximately $0.16 per share), calculated pursuant to the Black-Scholes option pricing model.  The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method.  Unamortized fair value of stock options granted to those who separated from the Company has been charged to expense, while the options returned to the Company.  During the three months ended March 31, 2009 and 2008, we charged $89,463 and $9,288 to expense, respectively.

17.	Segment Reporting

The Company’s business includes two segments, bio-fertilizer and livestock feed. As all of the Company’s customers are located in China, no geographical segment information is presented.

Item	Bio-fertilizer	Livestock Feed	Chemical Fertilizer Trade (1)	Corporate (2)	Total
Three Months Ended March 31, 2009
Net sales	$8,890	$649,634	$-	$-	$658,524
Gross profit	526	9,147	-	-	9,673
Operating expenses	124,501	135,587	-	387,384	647,472
Operating profit (loss)	(123,975)	(126,440)	-	(387,384)	(637,799)
Interest income (expense)	(129)	-	-	(205,485)	(205,614)
Minority interest in subsidiary	-	25,288	-	-	25,288
Net income (loss)	$(124,104)	$(101,152)	$-	$(592,869)	$(818,125)

Total assets as of March 31, 2009	$1,133,466	$730,510	$2,954,988	$337,180	$5,156,144

Three Months Ended March 31, 2008
Net sales	$148,104	$2,036,167	$-	$-	$2,184,271
Gross profit	45,332	17,373	-	-	62,705
Operating expenses	80,371	98,615	-	366,612	545,598
Operating profit (loss)	(35,039)	(81,242)	-	(366,612)	(482,893)
Interest income (expense)	(176)	17	-	(219,388)	(219,547)
Minority interest in subsidiary	-	16,245	-	-	16,245
Net income (loss)	$(35,215)	$(64,980)	$-	$(586,000)	$(686,195)

Total assets as of March 31, 2008	$2,213,590	$1,431,473	$-	$622,647	$4,267,710

(1)          On June 23rd, 2008, Kiwa Bio-Tech Products (Shangdong) Co., Ltd. (Kiwa Shandong) received approval documents from the Ministry of Commerce of the People's Republic of China, ratifying Kiwa Shandong to wholesale other companies' fertilizer products, including chemical fertilizers, complex fertilizers and compound fertilizers.
(2)          Beijing Representative Office of Kiwa Shandong fulfills part of corporate managerial function. Most of its expenses relating to this function were categorized into corporate segment.

18.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

The Company leased an office in Beijing on July 15, 2007.  The operating lease agreement will expire at January 14, 2010.  The monthly rental payment for the new office is RMB 80,324 (approximately $11,800).  Rent expense under the operating leases for the three months ended March 31, 2009 and 2008 was $36,002 and $35,100, respectively.

The Company has entered into an agreement with Challenge Feed, its joint venture partner in Kiwa Tianjin, to lease several facilities for three years commencing on August 1, 2006.  The total monthly rental is RMB50,000 (approximately $7,300).  Pursuant to the lease agreement, rent expense for the three months ended March 31, 2009 and 2008 was both $21,900 (See Note 12 above).

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Lease commitments under the foregoing lease agreements are as follows:

Fiscal year	Amount
2009	$155,746
2010	20,522
Total	$176,268

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

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agreed to invest RMB1 million (approximately $146,700) each year to fund research at the R&D Center.  The term of this Agreement is ten years starting July 1, 2006.  Prof. Qi Wang, one of the Company’s directors, is also the Director of Kiwa-CAU R&D Center. See also note 12 (4) for an amount of $270,630 payable to Kiwa-CAU R&D Center. Commitment under this agreement is as follows:

Fiscal year	Amount
Remainder of 2009	$110,025
2010	146,700
2011	146,700
2012	146,700
2013	146,700
2014 and after	440,100
$1,136,925

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

On June 3, 2009, the Company has received Notices of Default from 6% Notes and 2% Notes Purchasers, including AJW Partners, LLC, AJW Partners II, LLC, AJW Offshore, Ltd., AJW Offshore II, Ltd., AJW Qualified Partners, LLC, AJW Qualified Partners II, LLC, AJW Master Fund, Ltd, AJW Master Fund II, Ltd. and New Millennium Capital Partners III, LLC.  The Notice of Default stated that the Company is in default of Section 3.3, “Failure To Timely File Registration Or Effect Registration” under the 6% Notes and 2% Notes and declared and event of default under the 6% Notes and 2% Notes.  See further discussion on note 14.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2009 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2009 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated approximately $0.66 million and $2.2 million in revenue in the three months ended March 31, 2009 and 2008, respectively, reflecting a decrease of approximately $1.5 million or 69.9%.  We incurred a net loss of $818,125 (including non-cash expenses of $374,037) and $686,195 (including non-cash expenses of approximately $290,000) for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, the Company had cash of $16,917.  Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations.  During the three months ended March 31, 2009, related parties advanced $161,917 in total to the Company, which was partly offset by repayment to related party of $72,328.  These funds are insufficient to execute our business plan as currently contemplated.  Management is currently looking for alternative sources of capital to fund our operations.

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

As of March 31, 2009, we had an accumulated deficit of $13,498,526, of which $818,125 (including non-cash expenses of $374,037) was incurred during the three months ended March 31, 2009.  Revenue from both bio-fertilizer and bio-enhanced feed business was lower during the first quarter of 2009 as compared with the same period of 2008.  At the same time, gross profit margin of bio-fertilizer business and bio-enhanced feed business both remain in low level.  We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue.  We will require additional capital to fund our operations.

As of March 31, 2009, our current liabilities were $8,449,421, which exceeded current assets by $4,635,278, representing a current ratio of 0.45 and a quick ratio 0.041; comparably, on December 31, 2008, our current liabilities exceeded current assets by $4,000,056, resulting in a current ratio of 0.49 and a quick ratio of 0.06.  The 6% Notes will become due on June 29, August 15, 2009 and October 31, 2009, respectively.  If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate more revenues in the future.  There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest six years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern.  Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

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

As of March 31, 2009, there was $177,654 in accounts receivable over 365 days old.  We established a doubtful accounts reserve for the full amount based on our policy of recording a provision for total accounts receivable over one year.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets.  As of March 31, 2009, the net value of property and equipment and of intangible assets was $979,646 and $136,746, respectively, which represented approximately 19.0% and 2.7% of our total assets, respectively.

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

Based on our analysis, we charged $639,492 as loss from impairment of long-lived assets in fiscal 2008.  No such costs were charged during three months ended March 31, 2009.

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

Major Customers and Suppliers

Bio-fertilizer Products

We had a total of 13 customers as of March 31, 2009, of which our top three customers accounted for 31.7%, 15.3% and 13.9% of our net sales for the three months ended March 31, 2009, respectively.  We had a total of 14 customers as of March 31, 2008, of which our top two customers accounted for 63.8% and 17.2% of our net sales for the three months ended March 31, 2008, respectively.  No other single customer accounted for more than 13% of our revenues.

Our top three suppliers accounted for 42.6%, 12.9% and 11.5% of our net purchases during the three months ended March 31, 2009.  Comparably, our top four suppliers accounted for 24.0%, 16.8%, 16.4% and 12.8% of our net purchase during the three months ended March 31, 2008.  Historically our existing suppliers have met our needs. In addition, the raw materials used in our bio-fertilizer products are widely available from a variety of alternative sources.

Bio-enhanced Feed

As of March 31, 2009, we had 35 customers in total.  Our three largest customers accounted for 12.9%, 10.9% and 9.7% of our net sales, respectively.  During the three months ended March 31, 2008, we had 50 customers in total. Our three largest customers accounted for 15%, 9.1% and 6.0% of our net sales respectively.

Our three largest suppliers accounted for 42.8%, 12.1% and 9.0% of our net purchases for the three months ended March 31, 2009.  No other individual supplier account for more than 8.0% of our net purchases.  Our two largest suppliers accounted for 25.3% and 12.1% of our net purchases for the three months ended March 31, 2008.  Raw materials used in our production of bio-enhanced feed products are available from a wide variety of alternative sources.

Results of Operations

Results of Operations for Three Months Ended March 31, 2009

Net Sales

Net sales were $658,524 and $2,184,271 for the three months ended March 31, 2009 and 2008, respectively, representing a decrease of $1,525,747 or 69.6%.  The decrease is mainly due to quick reduction in net sales of our principal operations, including our bio-fertilizer business and bio-enhanced feed business in the first quarter of 2009.

Net sales from bio-fertilizer decreased $139,214 or 94.0% from $148,104 in first quarter of 2008 to $8,890 in the same period of 2009.  During three months ended March 31, 2009, limited capital resources has lowered Kiwa Shandong’s capability of purchasing raw materials.  Meanwhile, our efforts in boosting sales revenue were partially offset by request to customers of cash payment at the time of purchasing.

Revenue generated from our bio-enhanced feed business reduced $1,386,533 or 68.1% from $2,036,167 for the three months ended March 31, 2008 to $649,634 for the same period in 2009.  The significant decrease of sales revenue was mainly due to adjustment to product mix by reducing the amount of production and sales of low-profit-margin fowl feed.

Cost of Sales

During the three months ended March 31, 2009, cost of sales was $648,851, representing a decrease of $1,472,715 or 69.4%, compared with $2,121,566 for the same period of 2008.  The sharp decrease of cost of sales was mainly attributable to reduction of revenue.

Gross Profit

Gross profit for the three months ended March 31, 2009 was $9,673.  In comparison, gross profit for the same period in 2008 was $62,705, representing a decrease of 53,032 or 84.6%.

	Bio-fertilizer		Changes 09 - 08		Bio-enhanced feed		Changes 09 - 08
	2009	2008	Amount	Percentage	2009	2008	Amount	Percentage
Net Sales	$8,890	$148,104	$(139,214)	-94.0%	$649,634	$2,036,167	$(1,386,533)	-68.1%
Cost of Sales	8,364	102,772	(94,408)	-91.9%	640,487	2,018,794	(1,378,307)	-68.3%
Gross Profit	$526	$45,332	$(44,806)	-98.8%	$9,147	$17,373	$(8,226)	-47.3%
Gross Profit Margin	5.9%	30.6%			1.4%	0.9%

The gross profit margin for our bio-enhanced feed business increased from 0.9% to 1.4%.  The slight increase in gross profit margin in the bio-enhanced feed business was due to adjustment of product mix of reducing amount of production and sales of low-profit-margin fowl feeds.

The gross profit margin of our bio-fertilizer business decreased from 30.6% to 5.9%, which is mainly related to both the difference mix of products sold and rise of raw material price during the respective quarters.

Consulting and Professional Fees

Consulting and professional fees was $52,766 for the three months ended March 31, 2009.  During the comparable period of 2008, consulting and professional fees was $118,467.  From the second half of 2008, the Company changed some professional service providers, including the corporate counsel, to lower down the costs.

Officers’ Compensation

Officers’ compensation for the three months ended March 31, 2009 and 2008 was $72,386 and $59,032, respectively, representing a $13,354 or 22.6% increase.

General and Administration

General and administration expenses for three months ended March 31, 2009 and 2008 were $299,391 and $245,370, respectively, representing $54,021 or 22.0% increase.  General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.  During three months ended March 31, 2009, the Company charged $109,731 into general and administrative expenses for penalty of 6% and 2% Notes since the number of authorized shares did not meet relevant requirements.  See Note 14 of Notes to Financial Statements.

Selling Expenses

Selling expenses for the three months ended March 31, 2009 decreased $31,015 or 64.0% from $48,454 in 2008 to $17,439 in 2009.  The decrease in selling expenses was mainly due to the decrease in sales.  Selling expenses include salary and travel expenses of salesmen, delivery expenses and advertising, etc.

Research and Development

Research and development expense for the three months ended March 31, 2009 remained stable with a slight increase $2,399 or 5.2% to 48,116 from $45,717 in the same period of 2008.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation charged to cost of production and deprecation of research equipment, increased $10,253 or 39.2% to $36,430 for the three months ended March 31, 2009, as compared to $26,177 for the same period of 2008.

Interest expenses

Net interest expense was $205,614 in the three months ended March 31, 2009 and $219,547 in the same period of 2008, representing a $13,933 or 6.3% decrease.

Net Loss Attributable to Kiwa Shareholders

During the three months ended March 31, 2009, net loss attributable to Kiwa shareholders was $818,125, representing an increase of $131,930 or 19.2%, comparing with $686,195 for the same period of 2008.  This increase resulted from the following factors: (1) decrease in gross profit of $53,032 or 84.6%; (2) increase in operating expenses of $101,874 or 18.7%; (3) decrease in interest expenses of $13,933 or 6.3%; (4) net loss attributable to non-controlling interest in the three months ended March 31, 2009 was $25,288 and $16,245 for the same period of 2008.

Total Comprehensive Loss

Total comprehensive loss increased by $124,110 or 17.9% to $817,829 for the three months ended March 31, 2009, as compared to $693,719 for the comparable period of 2008 for reasons stated above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan.  During the three months ended March 31, 2009, related parties advanced $161,917 in total to the Company.  As of March 31, 2009, our current liabilities exceeded current assets by $4,635,278, reflecting a current ratio of 0.45:1 and a quick ratio of 0.041:1.  Comparably, as of December 31, 2008, our current liabilities exceeded current assets by $4,000,056, denoting current ratio of 0.49:1 and quick ratio of 0.062:1.

As of March 31, 2009 and December 31, 2008, we had cash of $16,917 and $18,986, respectively.  Changes in cash balances are outlined as follows:

During the three months ended March 31, 2009, our operations utilized cash of $127,330 as compared with $331,218 in the same period of 2008.  Cash was mainly used for working capital for our bio-fertilizer and bio-enhanced feed businesses and public company operation.

During the three months ended March 31, 2009 and 2008, we utilized nil for investing activities.

During the three months ended March 31, 2009, we generated $88,667 from financing activities, consisting of loans from related parties of $161,917, which was offset by repayment of $72,328 to related parties and long-term borrowings of $922.  During the same period of 2008, our financing activities incurred net cash inflow of $508,560, consisting of the proceeds of $650,000 from insurance of common stock and$180,457 advances or loans from related parties, which was offset by the repayments to related parties of $319,572 and long-term borrowings of $2,325.

Currently, we have insufficient cash resources to accomplish our objectives and also do not anticipate generating sufficient positive operating cash inflow in the rest of 2009 to fund our planned operations.  We are actively looking for new sources of capital.  To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Commitments and Contingencies

See Note 18 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently involved in any material pending legal proceedings.

Item 1A.	RISK FACTORS

During the three months ended March 31, 2009, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, the Company issued a total of 193,504,557 shares of its common stock to the holders of its callable secured convertible notes issued on June 29, 2006 for the conversion of a portion of the principal of the notes in the amount of $79,454.54.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23, 2004	3.1
3.2	Bylaws, effective as of July 22, 2004.	Form 8-K Filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of September 27, 2006.	Form 10-QSB filed on November 15, 2006	3.3
10.5	Letter from Mao & Company, CPAs, Inc. dated June 7, 2009 to the Securities and Exchange Commission	Form 8-K filed on June 8, 2009	16.1
21	List of Subsidiaries	Form 10-K filed on May 18, 2009	21
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li	June 12, 2009 Chief Executive Officer and Chairman of the Board of Directors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	June 12, 2009 Chief Financial Officer and Director
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)