Form 10-Q
period 2009-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2009-08-12
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 10, 2009
Common Stock, $0.001 par value per share	400,000,000 shares

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2009	December 31, 2008
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$25,047	$18,986
Accounts receivable, net	82,216	490,060
Inventories	486,962	351,786
Prepaid expenses	11,530	20,440
Prepayment for fertilizer trade	2,956,718	2,955,550
Other current assets	159,015	73,432
Total current assets	3,721,488	3,910,254
Property, Plant and Equipment
Buildings	1,242,465	1,241,972
Machinery and equipment	705,958	705,680
Automobiles	81,423	81,390
Office equipment	108,807	108,759
Computer software	10,561	21,166
Property, plant and equipment - total	2,149,214	2,158,967
Less: accumulated depreciation	(659,009)	(600,596)
Less: impairment on long-lived assets	(542,499)	(542,285)
Property, plant and equipment - net	947,706	1,016,086
Construction in progress	71,915	71,887
Intangible asset - net	118,824	151,231
Deferred financing costs	-	47,793
Deposit to purchase proprietary technology	126,443	126,443
Total assets	$4,986,376	$5,323,694
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$623,555	$896,952
Advances from customers	211,540	159,200
Construction costs payable	297,592	297,472
Due to related parties - trade	3,272,638	3,190,872
Due to related parties - non-trade	1,199,603	897,070
Convertible notes payable, net	1,518,171	1,273,391
Salary payable	426,413	318,864
Taxes payable	48,235	16,179
Penalty payable	370,460	152,750
Current portion of long-term liabilities	4,050	3,857
Other payable	844,065	703,703
Total current liabilities	8,816,322	7,910,310
Long-term liabilities, less current portion
Unsecured loans payable	1,683,279	1,682,615
Bank notes payable	9,827	11,881
Long-term convertible notes payable - net	112,917	112,917
Total long-term liabilities	1,806,023	1,807,413

Shareholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 and 139,399,206 shares at June 30, 2009 and December 31, 2008	400,000	139,399
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	10,269,855
Stock-based compensation reserve	(37,762)	(135,843)
Deficit accumulated	(14,125,810)	(14,706,710)
Accumulated other comprehensive deficit	(28,843)	(26,787)
Total Kiwa shareholders’ deficiency	(5,699,078)	(4,460,086)
Non-controlling interest	63,109	66,057
Total deficiency	(5,635,969)	(4,394,029)
Total liabilities and shareholders' deficiency	$4,986,376	$5,323,694

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$831,142	$3,027,497	$1,489,751	$5,211,768
Cost of sales	814,039	2,960,296	1,462,974	5,081,862
Gross profit	17,103	67,201	26,777	129,906

Operating expenses
Consulting and professional fees	95,598	70,310	148,364	188,777
Officers’ compensation	52,606	59,431	124,998	118,463
General and administrative	292,430	229,147	595,382	474,517
Selling expenses	5,905	66,127	23,355	114,581
Research and development	49,126	55,415	97,252	101,132
Depreciation and amortization	32,272	26,641	68,713	52,818
Allowance for doubtful accounts	(108,934)	(2,439)	12,134	(58)
Total operating expenses	419,003	504,632	1,070,198	1,050,230
Operating loss	(401,900)	(437,431)	(1,043,421)	(920,324)

Interest expense	(205,176)	(203,313)	(410,790)	(422,860)
Other income	5,857	-	5,854	-
Net loss	(601,219)	(640,744)	(1,448,357)	(1,343,184)
Net loss (profit) attributable to non-controlling interest	(22,365)	9,723	2,948	25,968
Net loss attributable to Kiwa shareholders	(623,584)	(631,021)	(1,445,409)	(1,317,216)

Other comprehensive loss
Translation adjustment	(2,352)	(20,271)	(2,056)	(36,241)
Comprehensive loss	$(625,936)	$(651,292)	$(1,447,465)	$(1,353,457)

Net (loss) per common share - basic and diluted	$(0.002)	$(0.007)	$(0.007)	$(0.015)
Weighted average number of common shares outstanding-basic and diluted	269,603,129	88,211,903	221,467,683	85,651,240

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss attributable to Kiwa shareholders	$(1,445,409)	$(1,317,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,942	166,660
Amortization of detachable warrants, options and stocks as compensation	502,546	493,211
Provision for doubtful debt and inventory impairment	12,134	(2,439)
Provision for penalty payable	217,710	-
Non-controlling interest	(2,948)	(25,968)
Changes in operating assets and liabilities:
Accounts receivable	395,849	(216,365)
Inventories	(135,011)	(96,619)
Prepaid expenses	7,417	(6,582)
Other current assets	(85,564)	(69,268)
Accounts payable	(267,825)	452,813
Salary payable	107,511	-
Taxes payable	32,044	-
Advances from customers	52,271	-
Due to related parties-trade	80,494	72,066
Other payable	140,324	-
Net cash used in operating activities	(292,515)	(549,707)

Cash flows from investing activities:	-
Purchase of property and equipment	-	(21,371)
Net cash used in investing activities	-	(21,371)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	650,000
Proceeds from related parties	397,252	296,944
Repayment to related parties	(87,404)	(410,109)
Repayment of long-term borrowings	(1,867)	(4,725)
Net cash provided by financing activities	307,981	532,110
Effect of exchange rate changes on cash and cash equivalents	(9,405)	(2,173)
Cash and cash equivalents:
Net increase (decrease)	6,061	(41,141)
Balance at beginning of period	18,986	61,073
Balance at end of period	$25,047	$19,932

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$632	$1,008
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of convertible notes payable and interest	104,152	112,558
Issuance of stock as compensation to consultants	6,000	19,600
Conversion of accrued interests into principal	-	112,917

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

	Kiwa Shareholders
	Common Stock		Additional Paid-in Capital	Stock-based Compensation Reserve	Accumulated Deficits	Other Comprehensive Deficiency	Non-controlling interest	Total
	Shares	Amount
Balance, December 31, 2008 (as previously reported)	139,399,206	$139,399	$10,269,855	$(135,843)	$(14,706,710)	$(26,787)	$66,057	$(4,394,029)
Cumulative effective of reclassification of warrants under EITF 07-5	-	-	(2,026,309)	-	2,026,309	-	-	-
Balance, January 1, 2009, as adjusted	139,399,206	$139,399	$8,243,546	$(135,843)	$(12,680,401)	$(26,787)	$66,057	$(4,394,029)
Issuance of 75,000 shares of common stock to a legal service provider as compensation on January 8, 2009	75,000	75	5,925	-	-	-	-	6,000
Issuance of 140,000 shares of common stock to an Investor Relations consultant on February 18, 2009	140,000	140	-	-	-	-	-	140
Issuance of 100,000 shares of common stock to an Investor Relations consultant on February 23, 2009	100,000	100	-	-	-	-	-	100
Issuance of common stock for conversion of principal of 6% Notes during six months ended June 30, 2009	260,285,794	260,286	(156,134)	-	-	-	-	104,152
Amortizaton of fair value of warrants issued to a financing consultant during six months ended June 30, 2009	-	-	-	46,380	-	-	-	46,380
Amortization of fari value of employee stock options granted in 2006	-	-	-	51,701	-	-	-	51,701
Net loss attributable to Kiwa shareholders for the six months ended June 30, 2009	-	-	-	-	(1,445,409)	-	-	(1,445,409)
Foreign currency translation difference	-	-	-	-	-	(2,056)		(2,056)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(2,948)	(2,948)
Balance, June 30, 2009	400,000,000	$400,000	$8,093,337	$(37,762)	$(14,125,810)	$(28,843)	$63,109	$(5,635,969)

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Organization

References herein to “Kiwa” or “the Company” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned and majority-owned subsidiaries unless the context specifically states or implies otherwise.

Organization – The Company is the result of a share exchange transaction accomplished on March 12, 2004 between the shareholders of Kiwa Bio-Tech Products Group Ltd. (“Kiwa BVI”), a company originally organized under the laws of the British Virgin Islands on June 5, 2002 and Tintic Gold Mining Company (“Tintic”), a corporation originally incorporated in the state of Utah on June 14, 1933 to perform mining operations in Utah.  The share exchange resulted in a change of control of Tintic, with former Kiwa BVI stockholders owning approximately 89% of Tintic on a fully diluted basis and Kiwa BVI surviving as a wholly-owned subsidiary of Tintic.  Subsequent to the share exchange transaction, Tintic changed its name to Kiwa Bio-Tech Products Group Corporation.  On July 21, 2004, the Company completed its reincorporation in the State of Delaware.

The Company has established two subsidiaries in China: (1) Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) in 2002 and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006.  The following chart summarizes the Company’s organizational and ownership structure.

Business – The Company’s business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China.  The Company has acquired technologies to produce and market bio-fertilizer and bio-enhanced feed products, and also is developing a veterinary drug based on AF-01 anti-viral aerosol technology.

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

Basis of Preparation - These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”).  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of June 30, 2009, there was $68,856 in accounts receivable aged over 365 days old, with respect to which we have established a corresponding allowance for doubtful accounts in the same amount.

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

As of June 30, 2009, the Company had cash of $25,047, current ratio of 0.42 and quick ratio of 0.012.  The Company had an accumulated deficit of $14,125,810, and incurred net loss attributable to Kiwa shareholders of $1,445,409 during the six months ended June 30, 2009.  This trend is expected to continue.  These factors create substantial doubt about the Company’s ability to continue as a going concern.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of June 30, 2009	As of December 31, 2008
Balance sheet items, except for equity accounts	US$1=RMB6.8319	US$1=RMB6.8346

Three months ended June 30,
	2009	2008
Items in the statements of income	US$1=RMB6.8299	US$1=RMB6.9355

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30,
	2009	2008
Items in the statements of income and cash flows	US$1=RMB6.8328	US$1=RMB7.0686

Advertising Costs - The Company charges all advertising costs to expense as incurred.  The total amounts of advertising costs charged to selling, general and administrative expense were $1,624 and $4,877 for the six months ended June 30, 2009 and 2008, respectively.

Research and Development Costs - Research and development costs are charged to expense as incurred.  During the six months ended June 30, 2009 and 2008, research and development costs were $97,252 and $101,132, respectively.

Shipping and Handling Costs - Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs for the six months ended June 30, 2009 and 2008 were $3,774 and $7,036, respectively.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss attributable to Kiwa shareholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per common share includes dilutive effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable).  These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive.  Accordingly, basic and diluted loss per common share is the same for all periods presented.  As of June 30, 2009, potentially dilutive securities aggregated 2,377,460,917 shares of common stock.

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

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability as if these warrants were treated as a derivative liability since the dates of their issuance.  The Company determined that these warrants and options have negligible value both as of January 1, 2009 and March 31, 2009.  Therefore, on January 1, 2009, the Company recognized a cumulative-effect adjustment of $2,026,309 which was reclassified from additional paid-in capital to the opening retained earnings.  There was no effect on the Company’s results for the six months ended June 30, 2009, as there was no change in the fair value of these warrants from January 1, 2009 to June 30, 2009.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company estimated the fair values of the warrants as of June 30, 2009 and January 1, 2009 using the Black-Scholes option pricing model based on the following assumptions:

Number of shares underlying the warrants:	12,250,000
Expiration date:	June 29, 2013
Exercise price:	$0.45
Assumptions for valuation as of:	June 30, 2009	January 1, 2009
Dividend yield:	-	-
Expected volatility:	260%	260%
Risk-free interest rate:	1.5%	1.5%
Market price of our shares	$0.0014	$0.0019

Number of shares underlying the options:	2,000,000
Expiration date:	December 4, 2016
Exercise price:	$0.175
Assumptions for valuation as of:	June 30, 2009	January 1, 2009
Dividend yield:	-	-
Expected volatility:	260%	260%
Risk-free interest rate:	1.5%	1.5%
Market price of our shares	$0.0014	$0.0019

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

Effective January 1, 2009, the Company adopted, Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This Statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments.  The adoption of SFAS 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

During 2008, the Company adopted FASB Staff Position No. 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement 157,” which deferred the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008.  Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles.  Effective January 1, 2009, the Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities.  The adoption of FSP FAS 157-2 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity.  Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement.  SFAS 160 was effective beginning in the Company’s fiscal 2009.  SFAS 160 requires prospective application, except for the presentation and disclosure requirements, which must be applied retrospectively to all periods presented.  The adoption of SFAS 160 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired.  The Company will apply SFAS 141R to any business combinations subsequent to adoption.  In addition, this Statement requires that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141R-1 (“FSP FAS 141R-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies” to determine whether the contingency should be recognized at the acquisition date or after such date. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008.  Accordingly, the Company adopted this FSP during the first quarter of 2009.  The adoption of FSP FAS 141R-1 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP amends SFAS 107, “Disclosure about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The Company adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009.  This FSP did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 (“FSP FAS 115-2 and FAS 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments.”  The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The Company adopted FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009.  This FSP did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The Company adopted FSP FAS 157-4 in the second quarter of 2009.  The Company This FSP did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective for the interim reporting period ended June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Accounts Receivable

The following table sets forth gross amount, bad-debt allowance and net amount of accounts receivable as of June 30, 2009 and December 31, 2008.

Item	June 30, 2009	December 31, 2008
Accounts receivables - gross	$151,072	$842,956
Allowance for doubtful accounts	(68,856)	(352,896)
Accounts receivables - net	$82,216	$490,060

4.	Inventories

The following table summarizes the Company’s inventories as of June 30, 2009 and December 31, 2008.

Item	June 30, 2009	December 31, 2008
Raw materials	$318,410	$283,770
Finished goods	168,552	68,016
Total	$486,962	$351,786

5.	Prepayment for Fertilizer Trade

On November 25, 2008, Kiwa Shandong and Oriental Chemical Industrial Corp., Ltd. (the “Oriental Chemical”) entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Purchase Agreement”) pursuant to which Oriental Chemical will sell to Kiwa Shandong 6,700 tons of chemical fertilizer products at the tentative price of RMB3,000 per ton.  Under this agreement, Kiwa Shandong prepaid $2,956,718 to Oriental Chemical.  Up to June 30, 2009, Kiwa Shandong did not purchase any chemical fertilizer under the Chemical Fertilizer Purchase Agreement.  In relation to this purchase agreement, the Company entered into a sale agreement with a related company and received an advance payment of the same amount of $2,956,718 from that related company for sale of 6,700 tons of chemical fertilizers.  Please also refer to Note 12 “Related Party Transaction – Kangtai – Fertilizer trade” section below.  The Company is in the process of negotiation with the Oriental Chemical to terminate this contract.

6.	Property, Plant and Equipment

The following table illustrates gross amount, accumulated depreciation and net amount of property, plant and equipment on June 30, 2009 and December 31, 2008.

Item	June 30, 2009	December 31, 2008
Property plant and equipment:
Buildings	$1,242,465	$1,241,972
Machinery and equipment	705,958	705,680
Automobiles	81,423	81,390
Office equipment	108,807	108,759
Computer software	10,561	21,166
Property plant and equipment - total	$2,149,214	$2,158,967
Less: Accumulated depreciation	(659,009)	(600,596)
Less: Impairment on long-lived assets	(542,499)	(542,285)
Property plant and equipment - net	$947,706	$1,016,086

Depreciation expenses for the six months ended June 30, 2009 and 2008 were $65,236 and $157,444, respectively.

All of our property, plant and equipment has been used as collateral to secure the 6% Notes (See Note 14 below).

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Intangible Assets

The Company’s intangible asset as of June 30, 2009 and December 31, 2008 is a single patent, amortized as follows:

Amortization Year	Gross carrying value	Accumulated amount of amortization	Impairment on Intangible Assets	Net Value at June 30, 2009	Net value at December 31, 2008
8.5	$592,649	$376,845	$96,980	$118,824	$151,231

The following table presents future expected amortization expense related to the patent:

Future expected amortization	Amount
2009	19,270
2010	35,002
2011	35,002
2012	29,550
2013	-

This patent has been used as collateral to secure the 6% Notes (See Note 14 below).  During the three months ended June 30, 2009 and 2008, total amount of $30,706 and $9,216 was charged into expenses, respectively.

8.	Deferred Financing Costs

The financing costs relating to 6% Notes (See Note 14 below) were nil and $47,793 as of June 30, 2009 and December 31, 2008, respectively.  These costs consist of financing commission paid to an investment bank, legal service fees, insurance premium and other relevant costs.  The costs were being amortized over the three-year term of the 6% Notes, starting at various dates of each tranche of 6% Notes in 2006.

9.	Deposit to Purchase the Proprietary Technology

The balance of $126,443 as of June 30, 2009 and December 31, 2008 is partial payment of the first installment of the transfer fee for the Anti-viral Aerosol technology pursuant to a Technology Transfer Agreement dated May 8, 2006.  The Company has been in negotiation with the other party to the Technology Transfer Agreement for amendments to certain terms of the agreement including the date of completion of the technology transfer.

10.	Advances from Customers

The balance of advances from customers as of June 30, 2009 and December 31, 2008 was $211,540 and $159,200, respectively, representing payments by customers prior to delivery of goods.

11.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of our bio-fertilizer facility in Shandong.  As of June 30, 2009 and December 31, 2008, construction costs payable was $297,592 and $297,472, respectively.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

12.	Related Party Transactions

Amounts due to related parties consisted of the following as of June 30, 2009 and December 31, 2008:

Item	Nature	Notes	June 30, 2009	December 31, 2008
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$1,097,600	$837,347
Kangtai International Logistics (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(44,997)	(57,277)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	147,000	117,000
Subtotal			$1,199,603	$897,070

Kiwa-CAU R&D Center	Trade	(4)	300,063	234,103
Tianjin Challenge Feed Co., Ltd. ("Challenge Feed")	Trade	(5)	15,857	1,219
Kangtai International Logistics (Beijing) Co., Ltd.		(2)	2,956,718	2,955,550
Subtotal			$3,272,638	$3,190,872
Total			$4,472,241	$4,087,942

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2008, the remaining balance due to Mr. Li was $837,347.  During the six months ended June 30, 2009, Mr. Li advanced $347,657 to the Company and was repaid $87,404.  As of June 30, 2009, the balance due to Mr. Li was $1,097,600.  Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

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

(2) Kangtai

Kangtai, formerly named China Star Investment Management Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2008, the amount due from Kangtai was $57,277.  During the six months ended June 30, 2009, Kangtai repaid $12,280 and did not advance to the Company.  The balance due from Kangtai on June 30, 2009 was $44,997.

Fertilizer Trade
On December 12, 2008, Kiwa Shandong and Kangtai entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Sales Agreement”) pursuant to which, Kiwa Shandong will sell to Kangtai 6,700 tons of chemical fertilizer products at the tentative price of RMB 3,130 per ton.  Under this agreement, Kangtai prepaid to Kiwa Shandong $2,956,718.  As of June 30, 2009, Kiwa Shandong did not sell any chemical fertilizer to Kangtai under the Chemical Fertilizer Sales Agreement.

As discussed in Note 5, relating to the Chemical Fertilizer Sales Agreement with Kangtai, on November 25, 2008, Kiwa Shandong and Oriental Chemical Industrial Corp., Ltd. (the “Oriental Chemical”) entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Purchase Agreement”) pursuant to which Oriental Chemical will sell to Kiwa Shandong 6,700 tons of chemical fertilizer products at the tentative price of RMB3,000 per ton.  Under this agreement, Kiwa Shandong prepaid to Oriental Chemical $2,956,718.  As of June 30, 2009, Kiwa Shandong did not purchase any chemical fertilizer under the Chemical Fertilizer Purchase Agreement.  The Company is in the process of negotiation with Kangtai to terminate this contract.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2008, the amount due to Ms. Wang was $117,000.  During the six months ended June 30, 2009, Ms. Wang advanced $30,000 to the Company.  As of June 30, 2009, the amount due to Ms. Wang was $147,000.  Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agree to invest RMB 1 million (approximately $146,372) each year to fund research at Kiwa-CAU R&D Center.  Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2008, the amount due to Kiwa-CAU R&D Center was $234,103.  During the six months ended June 30, 2009, the Company paid 7,319 to and advanced $73,129 from Kiwa-CAU R&D Center.  As of June 30, 2009, the outstanding balance due to Kiwa-CAU R&D Center was $300,063.

(5) Challenge Feed

Challenge Feed owns 20% of Kiwa Tianjin’s equity, and Mr. Wenbin Li, one of Challenge Feed’s shareholders, is also in charge of daily operations of Kiwa Tianjin.  As of June 30, 2009, the outstanding balance due to Challenge Feed was $15,857, which represented rental payable on operating lease.

Lease Agreement

The Company has entered into an agreement with Challenge Feed to lease the following facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area of approximately 2,500 square meters; (3) a concentrated feed production line for fowl and livestock; and (4) two workshops with floor area of approximately 1,200 square meters.  The total monthly rent is RMB50,000 (approximately $7,300).  There remains an outstanding balance of past due rent to Challenge Feed of $15,857.

13.	Unsecured Loans Payable

The balance of unsecured loans payable was $1,683,279 and $1,682,615 as of June 30, 2009 and December 31, 2008, respectively.  The difference of $664 was due to the different exchange rates prevailing at the two dates.  Unsecured loans payable consisted of the following at June 30, 2009 and December 31, 2008:

Item	June 30, 2009	December 31, 2008
Unsecured loan payable to Zoucheng Municipal Government,
non-interest bearing, becoming due within three years from
Kiwa Shandong’s first profitable year on a formula basis,
interest has not been imputed due to the undeterminable
repayment date	$1,317,349	$1,316,829
Unsecured loan payable to Zoucheng Science & Technology
Bureau, non-interest bearing, it is due in Kiwa Shandong’s
first profitable year, interest has not been imputed due to the
undeterminable repayment date	365,930	365,786
Total	$1,683,279	$1,682,615

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

According to our project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Under the agreement, the Company has the option to pay a fee of RMB480,000 ($70,242) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right.  The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of June 30, 2009, the Company invested approximately $2.86 million for the property, plant and equipment of the project.

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

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per months plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants.  Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of June 30, 2009, the Company has accrued a total amount of $370,460 penalty.  The loss was indicated in general and administrative expenses. .

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

The Purchasers of the 6% Notes and Warrants were introduced to the Company by an investment bank pursuant to an engagement letter agreement with the Company.  Pursuant to the engagement letter, the investment bank received a cash fee equal to 8% of the aggregate proceeds raised in the financing and to warrants in the quantity equal to 8% of the securities issued in the financing.  The Company recorded the cash fee and other direct costs incurred for the issuance of the convertible loan in aggregate of $30,000 as deferred debt issuance costs.  Debt issuance costs were amortized on the straight-line method over the term of the 6% Notes, with the amounts amortized being recognized as interest expense.  As of June 30, 2009 the debt issuance costs were fully amortized.

The warrants issued to the investment bank in connection with each tranche of 6% Notes (amounting to 343,000 shares, 294,000 shares and 343,000 shares) are exercisable for three years and have an exercise price equal to $0.2598.  The fair value of these warrants at the time of their issuance was determined to be $94,005, $60,324 and $77,214 calculated pursuant to the Black-Scholes option pricing mode.  As of June 29, 2009, warrants issued to the investment bank had expired.

On January 31, 2008, we entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of our 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which will be due on January 31, 2011.  Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far.  As of June 30, 2009, the outstanding principal balance on the 2% Notes was $112,917.

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

During three months ended June 30, 2009, the Purchasers converted $104,152 principal and nil interest into 260,600,794 shares of our common stocks.  As of June 30, 2009, face amount of convertible notes outstanding was $1,518,171.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On June 3, 2009, the Company has received Notice of Default from four of 6% Notes purchasers for reason of the Company’s failure to timely file registration or effect registration.  However, the Company believes that such Notes Purchasers’ claim is not valid and has not made any provision for liquidated damages in this regard.

On June 29, 2009, the 6% Notes were due.  The Company has informed the Purchasers of its inability to repay the outstanding balance on the due date.  Therefore, the 6% Notes are in default.

15.	Equity-Based Transactions

During the period from January 1, 2009 and June 30, 2009, the Company effected the following equity-based transactions:

a.	Expenses paid by issuance of common stocks:

i.	Issuance of 75,000 shares as partial settlement of legal fees on January 8, 2009.

Shares of the Company during the period were rarely traded at around par value and accordingly, the agreed price of $0.08 is adopted as the fair value of this transaction.

ii.	Issuance of 240,000 shares as partial settlement of investor relationship consulting fees on February 18 and 23, 2009 in accordance of an agreement dated July 1, 2008.

Shares of the Company during the period were rarely traded at around par value and accordingly, the par value is adopted as the fair value of these transactions.

Fair values of the above transactions were accounted for as expenses during the period.

b.	Convertible notes of $104,152 were converted, under difference periods of fewer than 10% of total issued capital each occasion, into 260,285,794 common stocks.

After the above transactions, the Company’s issued and outstanding common stocks increased to 400,000,000 shares as of June 30, 2008.

16.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan.  During fiscal 2007 and 2008, 362,100 and 222,500 stock options were returned to the Company when the holders separated from the Company without exercising the options.  As of June 30, 2009, 1,415,400 options were outstanding.  As of June 30, 2009, none of the stock options were exercised.

The exercise price of all of our outstanding options was $0.175 per share, equal to the closing price of our common stock on December 12, 2006.  On each of the first and second anniversaries of the grant date, 33% percent of the options will become exercisable.  On the third anniversary of the grant date, 34% of the options will become exercisable.

The Company has adopted SFAS 123(R) effective as of January 1, 2006.  The fair value of the options granted at the grant date was determined to be $320,154 (approximately $0.16 per share), calculated pursuant to the Black-Scholes option pricing model.  The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method.  Unamortized fair value of stock options granted to those who separated from the Company has been charged to expense, while the options returned to the Company.  During the three months ended June 30, 2009 and 2008, $89,463 and $9,288 was charged to expense, respectively.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

17.	Segment Reporting

The Company’s business includes two segments, bio-fertilizer and livestock feed.  As all of the Company’s customers are located in China, no geographical segment information is presented.

			Chemical Fertilizer
Item	Bio-fertilizer	Livestock Feed	Trade (1)	Corporate (2)	Total
Three Months Ended June 30, 2009
Net sales	$21,134	$810,008	$-	$-	$831,142
Gross profit	3,892	13,211	-	-	17,103
Operating expenses	91,609	(98,617)	-	426,011	419,003
Operating profit (loss)	(87,717)	111,828	-	(426,011)	(401,900)
Interest income (expense)	(60)	-	-	(205,116)	(205,176)
Other income	5,857	-
Non-controlling interest	-	(22,365)	-	-	(22,365)
Net income (loss) attributable to Kiwa shareholders	$(81,920)	$89,463	$-	$(631,127)	$(623,584)

Total assets as of June 30, 2009	$1,183,637	$539,852	$2,956,718	$306,169	$4,986,376

Three Months Ended June 30, 2008
Net sales	$35,416	$2,992,081	$-	$-	$3,027,497
Gross profit	8,359	58,842	-	-	67,201
Operating expenses	81,322	107,427	-	315,883	504,632
Operating profit (loss)	(72,963)	(48,585)	-	(315,883)	(437,431)
Interest income (expense)	(115)	(31)	-	(203,167)	(203,313)
Non-controlling interest	-	9,723	-	-	9,723
Net income (loss) attributable to Kiwa shareholders	$(73,078)	$(38,893)	$-	$(519,050)	$(631,021)

Total assets as of June 30, 2008	$2,239,743	$1,357,200	$-	$367,005	$3,963,948

(1)               On June 23rd, 2008, Kiwa Bio-Tech Products (Shangdong) Co., Ltd. (Kiwa Shandong) received approval from the Ministry of Commerce of the People's Republic of China, ratifying authority for Kiwa Shandong to sell fertilizer products, including chemical fertilizers, complex fertilizers and compound fertilizers to other companies.
(2)               Beijing Representative Office of Kiwa Shandong fulfills part of corporate managerial function. Most of its expenses relating to this function were categorized into corporate segment.

			Chemical Fertilizer
Item	Bio-fertilizer	Livestock Feed	Trade (1)	Corporate (2)	Total
Six Months Ended June 30, 2009
Net sales	$30,028	$1,459,723	$-	$-	$1,489,751
Gross profit	4,419	22,358	-	-	26,777
Operating expenses	219,678	37,099	-	813,421	1,070,198
Operating profit (loss)	(215,259)	(14,741)	-	(813,421)	(1,043,421)
Interest income (expense)	(189)	-	-	(410,601)	(410,790)
Other income	5,854	-			5,854
Non-controlling interest	-	2,948	-	-	2,948
Net income (loss) attributable to Kiwa shareholders	$(209,594)	$(11,793)	$-	$(1,224,022)	$(1,445,409)

Total assets as of June 30, 2009	$1,183,637	$539,852	$2,956,718	$306,169	$4,986,376

Six Months Ended June 30, 2008
Net sales	$183,520	$5,028,248	$-	$-	$5,211,768
Gross profit	53,691	76,215	-	-	129,906
Operating expenses	161,693	206,042	-	682,495	1,050,230
Operating profit (loss)	(108,002)	(129,827)	-	(682,495)	(920,324)
Interest income (expense)	(291)	(14)	-	(422,555)	(422,860)
Non-controlling interest	-	25,968	-	-	25,968
Net income (loss) attributable to Kiwa shareholders	$(108,293)	$(103,873)	$-	$(1,105,050)	$(1,317,216)

Total assets as of June 30, 2008	$2,239,743	$1,357,200	$-	$367,005	$3,963,948

(1)               On June 23rd, 2008, Kiwa Bio-Tech Products (Shangdong) Co., Ltd. (Kiwa Shandong) received approval from the Ministry of Commerce of the People's Republic of China, ratifying authority for Kiwa Shandong to sell fertilizer products, including chemical fertilizers, complex fertilizers and compound fertilizers, to other companies.
(2)               Beijing Representative Office of Kiwa Shandong fulfills part of corporate managerial function. Most of its expenses relating to this function were categorized into corporate segment.

18.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

The Company leased an office in Beijing on July 15, 2007.  The operating lease agreement will expire at January 14, 2010.  The monthly rental payment for the office is RMB 96,074 (approximately $14,063).  Rent expense under the operating leases for the six months ended June 30, 2009 and 2008 was $79,595 and $70,512, respectively.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has entered into an agreement with Challenge Feed, a related company, its joint venture partner in Kiwa Tianjin, to lease several facilities for three years commencing on August 1, 2006.  The total monthly rental is RMB50,000 (approximately $7,319).  Pursuant to the lease agreement, rent expense for the six months ended June 30, 2009 and 2008 was $24,880 and $16,976, respectively.

Lease commitments under the foregoing lease agreements are as follows:

Fiscal year	Amount
2009	$91,694
2010	4,769
Total	$96,463

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

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agreed to invest RMB1 million (approximately $146,372) each year to fund research at the R&D Center.  The term of this Agreement is ten years starting July 1, 2006.  Prof. Qi Wang, one of the Company’s directors, is also the Director of Kiwa-CAU R&D Center.  See also note 12(4) for an amount of $300,063 payable to Kiwa-CAU R&D Center.  Commitment under this agreement is as follows:
Fiscal year	Amount
Remainder of 2009	$73,186
2010	146,372
2011	146,372
2012	146,372
2013	146,372
2014 and after	439,116
$1,097,791

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company is committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of November 13, 2006, the Company had invested approximately $1.79 million for the project. Management believes that neither the Company nor management will be liable for compensation or penalty if the commitment is not fulfilled.

19.	Subsequent Event

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended June 30, 2009 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2009 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated approximately $0.83 million and $3.0 million in revenue in the three months ended June 30, 2009 and 2008, respectively, reflecting a decrease of approximately $2.2 million or 72.5%.  We incurred a net loss attributable to Kiwa shareholders of $623,584 (including non-cash expenses of $352,658) and $631,021 (including non-cash expenses of approximately $273,104) for the three months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the Company had cash of $25,047.  Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations.  During the three months ended June 30, 2009, related parties advanced $397,252 in total to the Company, which was partly offset by repayment to related party of $87,404.  These funds are insufficient to execute our business plan as currently contemplated.  Management is currently looking for alternative sources of capital to fund our operations.

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

As of June 30, 2009, we had an accumulated deficit of $14,125,810, of which $623,589 (including non-cash expenses of $352,658) was incurred during the three months ended June 30, 2009.  Revenue from both bio-fertilizer and bio-enhanced feed business was lower during the second quarter of 2009 as compared with the same period of 2008.  At the same time, gross profit margin of bio-fertilizer business and bio-enhanced feed business both remain in low level.  We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue.  We will require additional capital to fund our operations.

As of June 30, 2009, our current liabilities were $8,816,322, which exceeded current assets by $5,094,834, representing a current ratio of 0.42 and a quick ratio 0.012; comparably, on December 31, 2008, our current liabilities exceeded current assets by $4,000,056, resulting in a current ratio of 0.49 and a quick ratio of 0.064.  The first tranche of 6% Notes were due on June 29 and the second and third tranche will become due on August 15, 2009 and October 31, 2009, respectively.  If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate more revenues in the future.  There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

As of June 30, 2009, there was $68,856 in accounts receivable over 365 days old.  We established a doubtful accounts reserve for the full amount based on our policy of recording a provision for total accounts receivable over one year.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets.  As of June 30, the net value of property and equipment and of intangible assets was $947,706 and $118,824, respectively, which represented approximately 19.0% and 2.4% of our total assets, respectively.

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

Based on our analysis, we charged $639,492 as loss from impairment of long-lived assets in fiscal 2008.  No such costs were charged during six months ended June 30, 2009.

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

Major Customers and Suppliers

Bio-fertilizer Products

We had a total of 14 customers as of June 30, 2009, of which our top two customers accounted for 40.4% and 18.7% of our net sales for the six months ended June 30, 2009, respectively.  We had a total of 18 customers as of June 30, 2008, of which three customers accounted for 52.2%, 25.3% and 14.1% of our net sales for the six months ended June 30, 2008, respectively.  No other single customer accounted for more than 9.0% of our revenues.

Our top two suppliers accounted for 29.8% and 18.0% of our net purchases during the six months ended June 30, 2009.  Three suppliers accounted for 34.4%, 26.0% and 18.4% of our net purchases during the comparable period of 2008.  Historically our existing suppliers have met our needs. In addition, the raw materials used in our bio-fertilizer products are widely available from a variety of alternative sources.

Bio-enhanced Feed

As of June 30, 2009, we had 58 customers in total.  During the six months ended June 30, 2009, our three largest customers accounted for 5.8%, 5.8% and 4.8% of our net sales, respectively.  During the comparable period of 2008, we had 75 customers in total.  Our three largest customers accounted for 12.6%, 9.3% and 8.9% of our net sales, respectively.

Top two of supplier accounted for 58.0% and 18.0% of net purchase during the six months ended June 30, 2009.  Our three largest suppliers accounted for 14.8%, 13.8% and 11.2% of our net purchases for the comparable period of 2008.  No other individual supplier account for more than 10.0% of our net purchases.  Raw materials used in our production of bio-enhanced feed products are available from a wide variety of alternative sources.

Results of Operations

Results of Operations for Three Months Ended June 30, 2009

Net Sales

Net sales were $831,142 and $3,027,497 for the three months ended June 30, 2009 and 2008, respectively, representing a decrease of $2,196,355 or 72.5%.  The decrease is mainly due to quick reduction in net sales of our principal operations, including our bio-fertilizer business and bio-enhanced feed business in the second quarter of 2009.  We are actively adjusting product mix of bio-fertilizer products to lower down the amount of production of low-end products.

Net sales from bio-fertilizer decreased $14,282 or 40.3% from $35,416 in second quarter of 2008 to $21,134 in the same period of 2009.  During three months ended June 30, 2009, limited capital resources has lowered Kiwa Shandong’s capability of purchasing raw materials.  Meanwhile, our efforts in boosting sales revenue were partially offset by request to customers of cash payment at the time of purchasing.

Revenue generated from our bio-enhanced feed business reduced $2,182,073 or 72.9% from $2,992,081 for the three months ended June 30, 2008 to $810,008 for the same period in 2009.  The significant decrease of sales revenue was mainly due to adjustment to product mix by reducing the amount of production and sales of low-profit-margin fowl feed.

Cost of Sales

During the three months ended June 30, 2009, cost of sales was $814,039, representing a decrease of $2,146,257 or 72.5%, compared with $2,960,296 for the same period of 2008.  The sharp decrease of cost of sales was mainly attributable to reduction of revenue.

Gross Profit

Gross profit for the three months ended June 30, 2009 was $17,103.  In comparison, gross profit for the same period in 2008 was $67,201, representing a decrease of $50,097 or 74.5%.

	Bio-fertilizer		Changes 09 - 08		Bio-enhanced feed		Changes 09 - 08
	2009 Q2	2008 Q2	Amount	Percentage	2009 Q2	2008 Q2	Amount	Percentage
Net Sales	$21,134	$35,416	$(14,282)	-40.3%	$810,008	$2,992,081	$(2,182,073)	-72.9%
Cost of Sales	17,242	27,057	(9,815)	-36.3%	796,797	2,933,239	(2,136,442)	-72.8%
Gross Profit	$3,892	$8,359	$(4,467)	-53.4%	$13,211	$58,842	$(45,631)	-77.5%
Gross Profit Margin	18.4%	23.6%			1.6%	2.0%

The gross profit margin for our bio-enhanced feed business decreased from 2.0% to 1.6%.

The gross profit margin of our bio-fertilizer business decreased from 23.6% to 18.4%, which is mainly related to both the difference mix of products sold and rise of raw material price during the respective quarters.

Consulting and Professional Fees

Consulting and professional fees was $95,598 for the three months ended June 30, 2009.  During the comparable period of 2008, consulting and professional fees was $70,310.

Officers’ Compensation

Officers’ compensation for the three months ended June 30, 2009 and 2008 was $52,606 and $59,431, respectively, representing a $6,825 or 11.5% decrease.

General and Administration

General and administration expenses for three months ended June 30, 2009 and 2008 were $292,430 and $229,147, respectively, representing $63,283 or 27.6% increase.  General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.  During three months ended June 30, 2009, the Company charged $108,934 into general and administrative expenses for penalty of 6% and 2% Notes since the number of authorized shares did not meet relevant requirements.  See Note 14 of Notes to Financial Statements.

Selling Expenses

Selling expenses for the three months ended June 30, 2009 decreased $60,222 or 91.1% from $66,127 in 2008 to $5,905 in 2009.  The decrease in selling expenses was mainly due to the decrease in sales.  Selling expenses include salary and travel expenses of salesmen, delivery expenses and advertising, etc.

Research and Development

Research and development expense for the three months ended June 30, 2009 remained stable with a slight decrease $6,289 or 11.3% to $49,126 from $55,415 in the same period of 2008.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation charged to cost of production and deprecation of research equipment, increased $5,633 or 21.1% to $32,272 for the three months ended June 30, 2009, as compared to $26,641 for the same period of 2008.

Interest Expenses

Net interest expense was $205,176 in the three months ended June 30, 2009 and $203,313 in the same period of 2008, representing a $1,863 or 0.9% increase.

Net Loss Attributable to Kiwa Shareholders

During the three months ended June 30, 2009, net loss attributable to Kiwa shareholders was $623,584, representing a decrease of $7,437 or 1.2%, comparing with $631,021 for the same period of 2008.  This decrease resulted from the following factors: (1) decrease in gross profit of $50,098 or 74.5%; (2) decrease in operating expenses of $85,629 or 17.0%; (3) increase in interest expenses of $1,863 or 0.9%; (4) net loss attributable to non-controlling interest in the three months ended June 30, 2009 was negative $22,365 and $9,723 for the same period of 2008.

Comprehensive Loss

Comprehensive loss decreased by $25,356 or 3.9% to $625,936 for the three months ended June 30, 2009, as compared to $651,292 for the comparable period of 2008 for reasons stated above.

Results of Operations for Six Months Ended June 30, 2009

Net Sales

Net sales were $1,489,751 and $5,211,768 for the six months ended June 30, 2009 and 2008, respectively, representing a decrease of $3,722,017 or 71.4%.  The decrease is mainly due to quick reduction in net sales of our principal operations, including our bio-fertilizer business and bio-enhanced feed business in the first and second quarter of 2009.

Cost of Sales

During the six months ended June 30, 2009, cost of sales was $1,462,974, representing a decrease of $3,618,888 or 71.2%, compared with $5,081,862 for the same period of 2008.  The sharp decrease of cost of sales was mainly attributable to reduction of revenue.

Gross Profit

Gross profit for the six months ended June 30, 2009 was $26,777.  In comparison, gross profit for the same period in 2008 was $129,906, representing a decrease of $103,129 or 79.4%.

Consulting and Professional Fees

Consulting and professional fees was $148,364 for the six months ended June 30, 2009.  During the comparable period of 2008, consulting and professional fees was $188,777.

Officers’ Compensation

Officers’ compensation for the six months ended June 30, 2009 and 2008 was $124,998 and $118,463, respectively, representing a $6,535 or 5.5% increase.

General and Administration

General and administration expenses for six months ended June 30, 2009 and 2008 were $595,382 and $474,517, respectively, representing $120,865 or 25.5% increase.  General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.  During six months ended June 30, 2009, the Company charged $217,710 into general and administrative expenses for penalty of 6% and 2% Notes since the number of authorized shares did not meet relevant requirements.  See Note 14 of Notes to Financial Statements.

Selling Expenses

Selling expenses for the six months ended June 30, 2009 decreased $91,226 or 79.6% from $114,581 in 2008 to $23,355 in 2009.  The decrease in selling expenses was mainly due to the decrease in sales.  Selling expenses include salary and travel expenses of salesmen, delivery expenses and advertising, etc.

Research and Development

Research and development expense for the six months ended June 30, 2009 remained stable with a slight decrease $3,880 or 3.8% to $97,252 from $101,132 in the same period of 2008.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation charged to cost of production and deprecation of research equipment, increased $15,895 or 30.1% to $68,713 for the six months ended June 30, 2009, as compared to $52,818 for the same period of 2008.

Interest Expenses

Net interest expense was $410,790 in the six months ended June 30, 2009 and $422,860 in the same period of 2008, representing a $12,070 or 2.9% decrease.

Net Loss Attributable to Kiwa Shareholders

During the six months ended June 30, 2009, net loss attributable to Kiwa shareholders was $1,445,409, representing an increase of $128,193 or 9.7%, comparing with $1,317,216 for the same period of 2008.  This increase resulted from the following factors: (1) decrease in gross profit of $103,129 or 79.4%; (2) increase in operating expenses of $19,968 or 1.9%; (3) decrease in interest expenses of $12,070 or 2.9%; (4) net loss attributable to non-controlling interest in the six months ended June 30, 2009 was $2,948 and $25,968 for the same period of 2008.

Comprehensive Loss

Comprehensive loss increased by $94,008 or 6.9% to $1,447,465 for the six months ended June 30, 2009, as compared to $1,353,457 for the comparable period of 2008 for reasons stated above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan.  During the six months ended June 30, 2009, related parties advanced $397,252 in total to the Company.  As of June 30, 2009, our current liabilities exceeded current assets by $5,094,834, reflecting a current ratio of 0.42:1 and a quick ratio of 0.012:1.  Comparably, as of December 31, 2008, our current liabilities exceeded current assets by $4,000,056, denoting current ratio of 0.49:1 and quick ratio of 0.064:1.

As of June 30, 2009 and December 31, 2008, we had cash of $25,047 and $18,986, respectively.  Changes in cash balances are outlined as follows:

During the six months ended June 30, 2009, our operations utilized cash of $292,515 as compared with $549,707 in the same period of 2008.  Cash was mainly used for working capital for our bio-fertilizer and bio-enhanced feed businesses and public company operation.

During the six months ended June 30, 2009, we utilized nil for investing activities.  During the same period of 2008, we invested $21,371 of purchasing of property and equipment.

During the six months ended June 30, 2009, we generated $307,981 from financing activities, consisting of loans from related parties of $397,252, which was offset by repayment of $87,404 to related parties and long-term borrowings of $1,867.  During the same period of 2008, our financing activities incurred net cash inflow of $532,110, consisting of the proceeds of $650,000 from insurance of common stock and $296,944 advances or loans from related parties, which was offset by the repayments to related parties of $410,109 and long-term borrowings of $4,725.

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

Commitments and Contingencies

See Note 18 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently involved in any material pending legal proceedings.

Item 1A.	RISK FACTORS

During the three months ended June 30, 2009, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li	August 10, 2009	Chief Executive Officer and Chairman of the Board of
Directors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	August 10, 2009	Chief Financial Officer and Director
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)