Form 10-K/A
period 2008-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2009-09-25
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 30, 2008 was approximately $8,878,825.

The number of shares of registrant’s common stock outstanding as of May 15, 2009 was 400,000,000.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on May 18, 2009 (the ‘‘Form 10-K’’) to amend:
(1).	Item 11, “Executive compensation,” replacing it in its entirety with Item 11, “Executive Compensation;”
(2).	Item 15, “Exhibits and Financial Statement Schedules” to add certain employment agreements between the Company and our executives, and
(3).	“Report of Independent Registered Public Accounting Firm,” in which our independent auditor’s signature was inadversely omitted.

The effect of such amendments is as follows:
(1).
This amendment corrects the mistake in Item 11 of Form 10-K in which Mr. Lianjun Luo’s “Non-equity Incentive Plan” was reported as “Bonus” in the Summary Compensation Table.  Relevant statement has also been updated.  The “Outstanding Equity Awards at Fiscal Year-End” table and “Option Exercise and Stock Vested” table had also been updated.  After revision, only the result of our Chief Executive Officer and Chief Financial Officer had been included.

(2).
This amendment also updates Item 15 of Form 10-K “Exhibits and Financial Statement Schedules” to include employment agreements between the Company and Mr. Wei Li, Mr. Lianjun Luo and Mr. Steven Ning Ma, respectively.

(3).	This amendment also includes “Report of Independent Registered Public Accounting Firm,” which was signed by Mao & Company CPAs, Inc.

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

Except for the above-mentioned items, our Form 10-K has not been amended.

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

Currently, the main forms of compensation provided to each of our executive officers are: (1) annual salary; (2) non-equity incentive plan stipulated in their respective employment agreements; and (3) the granting of incentive stock options subject to approval by our Board of Directors.

Summary Compensation Table

Summary Compensation Table
Name and Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wei Li, CEO	2008	75,000	Nil	Nil	Nil	Nil	Nil	Nil	75,000
Wei Li, CEO	2007	75,000	Nil	Nil	Nil	Nil	Nil	Nil	75,000

Lianjun Luo, CFO	2008	48,000	Nil	Nil	Nil	Nil	Nil	Nil	48,000
Lianjun Luo, CFO	2007	48,000	Nil	Nil	Nil	12,000	Nil	Nil	60,000

(1)
Options granted on December 12, 2006.  For material terms of the grant, see additional information below under subheading entitled “2004 Stock Incentive Plan” under this Item 10 of the Form 10-K.  The fair value of these options at the date of grant was estimated using a Black-Scholes option pricing model.

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

On December 12, 2008, 471,800 outstanding stock options were vested, among which 179,200 stock options in total are held by our current executive officers.

No options were granted under the Plan during 2008.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table sets forth the status of all outstanding equity awards of the Company as of December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wei Li	120,648	62,152	182,800	0.175	12/04/16	Nil	Nil	Nil	Nil
Lianjun Luo	87,252	44,948	132,200	0.175	12/04/16	Nil	Nil	Nil	Nil
Total	207,900	107,100	315,000			Nil	Nil	Nil	Nil

(1)	See information contained in subheading entitled “Stock Option Grant” under heading “2004 Stock Incentive Plan.”

Option exercises and stock vested

No stock options were exercised by any officers or directors during 2007 and 2008.  We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2007 and 2008.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Wei Li	Nil	Nil	Nil	Nil
Lianjun Luo	Nil	Nil	Nil	Nil
Total	Nil	Nil	Nil	Nil

Director Compensation for 2008

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors, and did not compensate our directors in 2008 for services performed as directors.

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
3.1	Certificate of Incorporation, effective as of July 21, 2004	Form 8-K filed on July 23, 2004	3.1
3.2	Bylaws, effective as of July 22, 2004	Form 8-K filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of January 9, 2009	Filed herewith	3.3
10.1	Advance Agreement by and between Wei Li and the Company dated January 10, 2008	Form 8-K filed on January 11, 2008	10.01
10.2	Stock Purchase Agreement between Kiwa Bio-Tech Products Group Corporation and Yuxin Zhou dated February 19, 2008	Form 8-K filed on February 22, 2008	10.01
10.3	Consulting Agreement between the Company and Robert Schechter dated January 10, 2008	Form 10-Q filed on August 11, 2008	10.1
10.4	Contract for Joint Venture between the Company and Hebei Huaxing Pharmaceuticals Co., Ltd. dated May 22, 2008	Form 8-K filed on May 27, 2008	10.1
10.5	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and AJW Offshore Ltd., AJW Qualified Partners LLC, AJW Partners LLC, and New Millennium Capital Partners II LLC	Form 10-Q filed on November 12, 2008	10.3
10.6	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and FirsTrust Group, Inc. dated October 7, 2008	Form 10-Q filed on November 12, 2008	10.4
10.7	2004 Stock Incentive Plan, amended in 2006	Form Pre 14A filed on July 28, 2006	Appendix A
10.8	Employment Agreement dated July 31, 2006, between the Company and Lianjun Luo	Form 8-K filed on August 7, 2006	10.02
10.9	Employment Agreement dated February 2, 2009 by and between the Company and Wei Li.	Form 8-K filed on February 2, 2009	10.1
10.10	Employment Agreement dated February 18, 2009 by and between the Company and Steven Ning Ma.	Form 8-K filed on February 19, 2009	10.1
14.1	Code of Ethics	Filed herewith.
21	List of Subsidiaries	Form 10-KSB filed on April 2, 2007	21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2009

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

Chief Executive Officer and
Chairman of the Board of Directors (Principal
/s/ Wei Li	Executive Officer)	September 25, 2009
Wei Li

/s/ Steven Ning Ma	Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2009
Steven Ning Ma

/s/ Xucheng Hu	Director	September 25, 2009
Xucheng Hu

/s/ Yunlong Zhang	Director	September 25, 2009
Yunlong Zhang

/s/ Lianjun Luo	Director	September 25, 2009
Lianjun Luo

/s/ Qi Wang	Director	September 25, 2009
Qi Wang

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

Pursuant to the agreement, Kiwa agree to invest RMB 1 million (approximately $146,300) each year to fund research at Kiwa-CAU R&D Center.  Prof. Qi Wang, one of our directors, is also the director of Kiwa-CAU R&D Center.  The agreement also stipulated that the Kiwa-CAU R&D Center shall complete the following tasks each year:

•	Three new technological achievements get patented;
•	Two technological achievements pass the provincial level or ministerial level scientific and technological achievements qualification;
•	Develop two new products which can be commercialized..

During fiscal 2008, Kiwa-CAU R&D Center had concentrated on the following filed of works:
1.	Isolation and culture of microorganisms;
2.	Screening of growth-promoting bacteria;
3.	Screening of bio-control bacteria;
4.	Screening of environmental microbiology;
5.	Studies on fermentation technology and related production process;
6.	Analysis of soil and fertilizer nutrients and fertilization program development;
7.	Field demonstration test of Kiwa fertilizer products;
8.	Application of approval and certification of Kiwa fertilizer products;
9.	Application of patents; and
10.	Technical training and services.

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