Form 10-Q/A
period 2009-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2009-09-25
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ending March 31, 2009, which was filed on June 15, 2009 (the ‘‘Form 10-Q’’) to amend Item 4 “Controls and Procedures” of Part I “Financial Information” replacing it in its entirety with Item 4 “Controls and Procedures.”

This amendment result in change to our original conclusion that our disclosure controls and our internal control over financial reporting was effective for the quarter ended March 31, 2009.

We have filed the following exhibits with this amendment:

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934;

Exhibit 31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934;

Exhibit 32.1 Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and

Exhibit 32.2 Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the above-mentioned items, our Form 10-Q has not been amended.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.
Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, taking into account the significant lateness of filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, our CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures were ineffective.

Management Report on Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in this report that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of March 31, 2009.  Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weakness described below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2009.

The specific material weakness identified by the Company’s management as of March 31, 2009 is described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.
●
The Company was unable to gather all information needed for composing the required filings and complete the Management's Discussion and Analysis of financial statements within the time periods specified in the SEC’s forms.

Remediation Initiative

●
We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2009.  However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures.  Externally, we are looking forward to engage an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework.  We also will increase our efforts to hire the qualified resources.

●
We intend to establish an audit committee of the board of directors as soon as practicable.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

●	The Company had put in place a series of measurements to ensure our periodic reports are filed on a timely basis going forward. These measurements include:
■	Better planning of filing work with the help of corporate counsel and auditors;
■
Monitoring the execution of this plan by Chief Financial Officer.  For example, executive and accounting officers of each of the subsidiaries are required to report to the Chief Financial Officer their progress of operational and financial information gathering on daily basis.  Chief Financial Officer checks the completeness and reviews the consistency of each subsidiary’s operational and financial information; and

■	Respond to any unexpected delays in a quicker fashion.

Conclusion

The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles accepted in the United States of America commensurate with the Company’s disclosure controls and procedures requirements, which resulted in a number of deficiencies in disclosure controls and procedures that were identified as being significant.  The Company’s management believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.

Despite of the material weakness and deficiencies reported above, the Company’s management believes that its condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li	September 25, 2009 Chief Executive Officer and Chairman of the Board of Directors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	September 25, 2009 Chief Financial Officer and Director
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)