Form 10-Q/A
period 2009-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2009-09-25
CIK 1159275

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ending June 30, 2009, which was filed on August 12, 2009 (the ‘‘Form 10-Q’’) to amend Item 4 “Controls and Procedures” of Part I “Financial Information” replacing it in its entirety with Item 4 “Controls and Procedures.”

This amendment result in change to our original conclusion that our disclosure controls and our internal control over financial reporting was effective for the quarter ended June 30, 2009.

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

Evaluation of Disclosure Controls.
Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, taking into account the significant lateness of filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, our CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures were ineffective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of June 30, 2009.  Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weakness described below, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2009.

The specific material weakness identified by the Company’s management as of June 30, 2009 is described as follows:

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

Remediation Initiative

●
We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by June 30, 2009.  However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures.  Externally, we are looking forward to engage an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework.  We also will increase our efforts to hire the qualified resources.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

By:	/s/ Wei Li	September 25, 2009 Chief Executive Officer and Chairman of the Board of Directors
	Wei Li	(Principal Executive Officer)

By:	/s/ Steven Ning Ma	September 25, 2009 Chief Financial Officer and Director
	Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)