Form 10-Q
period 2009-09-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2009-11-12
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 12, 2009
Common Stock, $0.001 par value per share	400,000,000 shares

TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2009	December 31, 2008
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$23,452	$18,986
Accounts receivable, net	21,089	490,060
Inventories	366,324	351,786
Prepaid expenses	9,691	20,440
Prepayment for fertilizer trade	2,957,973	2,955,550
Other current assets	153,239	73,432
Total current assets	3,531,768	3,910,254
Property, Plant and Equipment
Buildings	1,242,989	1,241,972
Machinery and equipment	706,255	705,680
Automobiles	81,457	81,390
Office equipment	108,844	108,759
Computer software	10,565	21,166
Property, plant and equipment - total	2,150,110	2,158,967
Less: accumulated depreciation	(691,655)	(600,596)
Less: impairment on long-lived assets	(542,730)	(542,285)
Property, plant and equipment - net	915,725	1,016,086
Construction in progress	71,946	71,887
Intangible asset - net	100,864	151,231
Deferred financing costs	-	47,793
Deposit to purchase proprietary technology	126,443	126,443
Total assets	$4,746,746	$5,323,694
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$477,466	$896,952
Advances from customers	13,106	159,200
Construction costs payable	290,396	297,472
Due to related parties - trade	3,310,636	3,190,872
Due to related parties - non-trade	1,564,980	897,070
Convertible notes payable, net	1,518,171	1,273,391
Salary payable	476,103	318,864
Taxes payable	66,868	16,179
Penalty payable	481,122	152,750
Current portion of long-term liabilities	4,151	3,857
Other payable	871,558	703,703
Total current liabilities	9,074,557	7,910,310
Long-term liabilities, less current portion
Unsecured loans payable	1,683,995	1,682,615
Bank notes payable	8,764	11,881
Long-term convertible notes payable - net	112,917	112,917
Total long-term liabilities	1,805,676	1,807,413

Shareholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 and 139,399,206 shares at September 30, 2009 and December 31, 2008	400,000	139,399
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	10,269,855
Stock-based compensation reserve	(18,881)	(135,843)
Deficit accumulated	(14,642,757)	(14,706,710)
Accumulated other comprehensive deficiency	(30,014)	(26,787)
Total Kiwa shareholders’ deficiency	(6,198,315)	(4,460,086)
Non-controlling interest	64,828	66,057
Total deficiency	(6,133,487)	(4,394,029)
Total liabilities and shareholders' deficiency	$4,746,746	$5,323,694

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$1,374,561	$2,327,315	$2,864,253	$7,539,083
Cost of sales	1,351,838	2,271,772	2,814,753	7,353,634
Gross profit	22,723	55,543	49,500	185,449

Operating expenses
Consulting and professional fees	37,167	54,980	185,530	243,757
Officers’ compensation	52,605	59,690	177,604	178,153
General and administrative	301,720	211,493	893,591	686,010
Selling expenses	10,416	41,051	33,774	155,632
Research and development	49,058	42,922	146,311	144,054
Depreciation and amortization	37,410	33,930	109,645	86,748
Allowance for doubtful accounts	(11,345)	42,367	791	42,309
Total operating expenses	477,031	486,433	1,547,246	1,536,663
Operating loss	(454,308)	(430,890)	(1,497,746)	(1,351,214)

Interest expense	(60,905)	(142,868)	(471,694)	(565,728)
Other income	-	-	5,855	-
Net loss	(515,213)	(573,758)	(1,963,585)	(1,916,942)
Net loss (profit) attributable to non-controlling interest	(1,720)	5,988	1,229	31,956
Net loss attributable to Kiwa shareholders	(516,933)	(567,770)	(1,962,356)	(1,884,986)

Other comprehensive loss
Translation adjustment	(1,171)	(3,834)	(3,227)	(40,075)
Comprehensive loss	$(518,104)	$(571,604)	$(1,965,583)	$(1,925,061)

Net (loss) per common share - basic and diluted	$(0.001)	$(0.006)	$(0.006)	$(0.022)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	93,551,551	334,751,608	87,788,767

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss attributable to Kiwa shareholders	$(1,962,356)	$(1,884,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151,608	241,230
Amortization of detachable warrants, options and stocks as compensation	519,927	641,045
Provision for doubtful debt and inventory impairment	791	42,367
Provision for penalty payable	328,372	-
Non-controlling interest	(1,229)	(31,956)
Changes in operating assets and liabilities:
Accounts receivable	468,367	(319,823)
Inventories	(14,241)	173,048
Prepaid expenses	10,760	(5,188)
Other current assets	(79,534)	(65,863)
Accounts payable	(414,041)	480,765
Salary payable	157,142	-
Taxes payable	50,652	-
Advances from customers	(146,159)	116,891
Due to related parties-trade	117,094	107,048
Other payable	167,770	-
Net cash used in operating activities	(645,077)	(505,422)

Cash flows from investing activities:
Purchase of property and equipment	(7,318)	(87,677)
Net cash used in investing activities	(7,318)	(87,677)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	650,000
Proceeds from related parties	755,314	428,763
Repayment to related parties	(87,404)	(511,115)
Repayment of long-term borrowings	(3,126)	(5,606)
Net cash provided by financing activities	664,784	562,042
Effect of exchange rate changes on cash and cash equivalents	(7,923)	13,145
Cash and cash equivalents:
Net increase (decrease)	4,466	(17,912)
Balance at beginning of period	18,986	61,073
Balance at end of period	$23,452	$43,161

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$1,056	$1,433
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of convertible notes payable and interest	104,152	308,480
Issuance of stock as compensation to consultants	6,000	19,600
Conversion of accrued interests into principal	-	112,917

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

	Kiwa Shareholders
	Common Stock		Additional Paid-in Capital	Stock-based Compensation Reserve	Accumulated Deficits	Other Comprehensive Deficiency	Non-controlling interest	Total
	Shares	Amount
Balance, December 31, 2008 (as previously reported)	139,399,206	$139,399	$10,269,855	$(135,843)	$(14,706,710)	$(26,787)	$66,057	$(4,394,029)
Cumulative effective of reclassification of warrants under ASC Topic 815	-	-	(2,026,309)	-	2,026,309	-	-	-
Balance, January 1, 2009, as adjusted	139,399,206	$139,399	$8,243,546	$(135,843)	$(12,680,401)	$(26,787)	$66,057	$(4,394,029)
Issuance of 75,000 shares of common stock to a legal service provider as compensation on January 8, 2009	75,000	75	5,925	-	-	-	-	6,000
Issuance of 140,000 shares of common stock to an Investor Relations consultant on February 18, 2009	140,000	140	-	-	-	-	-	140
Issuance of 100,000 shares of common stock to an Investor Relations consultant on February 23, 2009	100,000	100	-	-	-	-	-	100
Issuance of common stock for conversion of principal of 6% Notes during nine months ended September 30, 2009	260,285,794	260,286	(156,134)	-	-	-	-	104,152
Amortizaton of fair value of warrants issued to a financing consultant during nine months ended September 30, 2009	-	-	-	46,380	-	-	-	46,380
Amortization of fari value of employee stock options granted in 2006	-	-	-	70,582	-	-	-	70,582
Net loss attributable to Kiwa shareholders for the nine months ended September 30, 2009	-	-	-	-	(1,962,356)	-	-	(1,962,356)
Foreign currency translation difference	-	-	-	-	-	(3,227)		(3,227)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(1,229)	(1,229)
Balance, September 30, 2009	400,000,000	$400,000	$8,093,337	$(18,881)	$(14,642,757)	$(30,014)	$64,828	$(6,133,487)

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Description of Business and Organization

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

As of September 30, 2009, there was $57,535 in accounts receivable aged over 365 days old, with respect to which the Company has established a corresponding allowance for doubtful accounts in the same amount.

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

As of September 30, 2009, the Company had cash of $23,452, current ratio of 0.39 and quick ratio of 0.005.  The Company had an accumulated deficit of $14,642,757, and incurred net loss attributable to Kiwa shareholders of $1,962,356 during the nine months ended September 30, 2009.  This trend is expected to continue.  These factors create substantial doubt about the Company’s ability to continue as a going concern.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of September 30, 2009	As of December 31, 2008
Balance sheet items, except for equity accounts	US$1=RMB6.8290	US$1=RMB6.8346

Three months ended September 30,
	2009	2008
Items in the statements of income	US$1=RMB6.8310	US$1=RMB6.8305

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

	Nine months ended September 30,
	2009	2008
Items in the statements of income and cash flows	US$1=RMB6.8321	US$1=RMB6.9921

Advertising Costs - The Company charges all advertising costs to expense as incurred.  The total amounts of advertising costs charged to selling, general and administrative expense were $8,959 and $8,190 for the nine months ended September 30, 2009 and 2008, respectively.

Research and Development Costs - Research and development costs are charged to expense as incurred.  During the nine months ended September 30, 2009 and 2008, research and development costs were $146,311 and $144,054, respectively.

Shipping and Handling Costs - Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs for the nine months ended September 30, 2009 and 2008 were $4,606 and $7,138, respectively.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss attributable to Kiwa shareholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per common share includes dilutive effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable).  These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive.  Accordingly, basic and diluted loss per common share is the same for all periods presented.  As of September 30, 2009, potentially dilutive securities aggregated 1,399,500,572 shares of common stock.

Reclassification from Prior Period Financial Statements - Certain prior period comparative figures have been reclassified to conform to the current year presentation.

Fair value measurements
ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.
Level 2 -
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term debts approximate their fair values due to their short maturities.

There were no assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009.

Recent accounting pronouncement adopted
In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did no change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of these revised provisions had no impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, "Effective Date of FASB Statement 157"), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51"), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement.  The adoption of the provisions in this ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, "Business Combinations"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with our fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. FSP The adoption of ASC 805-20 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments"), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"). Under  ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

New accounting pronouncement to be adopted
In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company is required to adopt these disclosure requirements in the fourth quarter of 2009. It is expected the adoption of these disclosure requirements will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (not yet reflected in FASB ASC). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), “Consolidation of Variable Interest Entities.” The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (not yet reflected in FASB ASC). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009  (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. As such, the Company will adopt this Statement for interim and annual periods ending after January 1, 2010.  It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In August, 2009, the FASB issued ASC Update No. 2009-05 (“Update 2009-05”) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, "Fair Value Measurements").  The Company is required to adopt Update 2009-05 in the fourth quarter of 2009.  It is expected the adoption of this Update will have no material effect on the Company’s Consolidated Financial Statements.

In October 2009, the FASB concurrently issued the following ASC Updates:

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

•           ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

•           ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

3.	Accounts Receivable

The following table sets forth gross amount, bad-debt allowance and net amount of accounts receivable as of September 30, 2009 and December 31, 2008.

Item	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Accounts receivables - gross	$78,624	$842,956
Allowance for doubtful accounts	(57,535)	(352,896)
Accounts receivables - net	$21,089	$490,060

4.	Inventories

The following table summarizes the Company’s inventories as of September 30, 2009 and December 31, 2008.

Item	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Raw materials	$204,599	$283,770
Finished goods	161,725	68,016
Total	$366,324	$351,786

5.	Prepayment for Fertilizer Trade

On November 25, 2008, Kiwa Shandong and Oriental Chemical Industrial Corp., Ltd. (the “Oriental Chemical”) entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Purchase Agreement”) pursuant to which Oriental Chemical will sell to Kiwa Shandong 6,700 tons of chemical fertilizer products at the tentative price of RMB3,000 per ton.  Under this agreement, Kiwa Shandong prepaid $2,957,973 to Oriental Chemical.  Up to September 30, 2009, Kiwa Shandong did not purchase any chemical fertilizer under the Chemical Fertilizer Purchase Agreement.  In relation to this purchase agreement, the Company entered into a sale agreement with a related company and received an advance payment of the same amount of $2,957,973 from that related company for sale of 6,700 tons of chemical fertilizers.  Please also refer to Note 12 “Related Party Transaction – Kangtai – Fertilizer trade” section below.  The Company is in the process of negotiation with the Oriental Chemical to terminate this contract.

6.	Property, Plant and Equipment

The following table illustrates gross amount, accumulated depreciation and net amount of property, plant and equipment on September 30, 2009 and December 31, 2008.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Item	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Property plant and equipment:
Buildings	$1,242,989	$1,241,972
Machinery and equipment	706,255	705,680
Automobiles	81,457	81,390
Office equipment	108,844	108,759
Computer software	10,565	21,166
Property plant and equipment - total	$2,150,110	$2,158,967
Less: Accumulated depreciation	(691,655)	(600,596)
Less: Impairment on long-lived assets	(542,730)	(542,285)
Property plant and equipment - net	$915,725	$1,016,086

Depreciation expenses for the nine months ended September 30, 2009 and 2008 were $97,602 and $98,452, respectively.

All of our property, plant and equipment have been used as collateral to secure the 6% Notes (See Note 14 below).

7.	Intangible Assets

The Company’s intangible asset as of September 30, 2009 and December 31, 2008 is a single patent, amortized as follows:

		Accumulated		Net Value at	Net value
	Gross carrying	amount of	Impairment on	September 30,	at December 31,
Amortization Year	Value	amortization	Intangible Assets	2009	2008
				(Unaudited)	(Audited)
8.5	$592,901	$395,015	$97,022	$100,864	$151,231

The following table presents future expected amortization expense related to the patent:

Future expected amortization	Amount
2009	9,639
2010	35,016
2011	35,016
2012	21,193
2013	-

This patent has been used as collateral to secure the 6% Notes (See Note 14 below).  During the nine months ended September 30, 2009 and 2008, total amount of $54,000 and $43,298 was charged into expenses, respectively.

8.	Deferred Financing Costs

The financing costs relating to 6% Notes (See Note 14 below) were nil and $47,793 as of September 30, 2009 and December 31, 2008, respectively.  These costs consist of financing commission paid to an investment bank, legal service fees, insurance premium and other relevant costs.  The costs were being amortized over the three-year term of the 6% Notes, starting at various dates of each tranche of 6% Notes in 2006.

9.	Deposit to Purchase the Proprietary Technology

The balance of $126,443 as of September 30, 2009 and December 31, 2008 is partial payment of the first installment of the transfer fee for the Anti-viral Aerosol technology pursuant to a Technology Transfer Agreement dated May 8, 2006.  The Company has been in negotiation with the other party to the Technology Transfer Agreement for amendments to certain terms of the agreement including the date of completion of the technology transfer.

10.	Advances from Customers

The balance of advances from customers as of September 30, 2009 and December 31, 2008 was $13,106 and $159,200, respectively, representing payments by customers prior to delivery of goods.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

11.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of our bio-fertilizer facility in Shandong.  As of September 30, 2009 and December 31, 2008, construction costs payable was $290,396 and $297,472, respectively.

12.	Related Party Transactions

Amounts due to related parties consisted of the following as of September 30, 2009 and December 31, 2008:

	Nature	Notes	September 30, 2009	December 31, 2008
Item			(Unaudited)	(Audited)
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$1,447,852	$837,347
Kangtai International Logistics (Beijing) Co., Ltd.
("Kangtai")	Non-trade	(2)	(45,022)	(57,277)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	162,150	117,000
Subtotal			$1,564,980	$897,070

Kiwa-CAU R&D Center	Trade	(4)	314,834	234,103
Tianjin Challenge Feed Co., Ltd.
("Challenge Feed")	Trade	(5)	37,829	1,219
Kangtai International Logistics (Beijing) Co., Ltd.		(2)	2,957,973	2,955,550
Subtotal			$3,310,636	$3,190,872
Total			$4,875,616	$4,087,942

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2008, the remaining balance due to Mr. Li was $837,347.  During the nine months ended September 30, 2009, Mr. Li advanced $697,909 to the Company and was repaid $87,404.  As of September 30, 2009, the balance due to Mr. Li was $1,447,852.  Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

Motor Vehicle Lease

In December 2004, the Company entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is RMB15,000 (approximately $2,197).  The Company has extended this lease agreement with Mr. Li to the end of fiscal 2009.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes. (See Note 14 below).

(2) Kangtai

Kangtai, formerly named China Star Investment Management Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2008, the amount due from Kangtai was $57,277.  During the nine months ended September 30, 2009, Kangtai repaid $12,255 and did not advance to the Company.  The balance due from Kangtai on September 30, 2009 was $45,022.

Fertilizer Trade
On December 12, 2008, Kiwa Shandong and Kangtai entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Sales Agreement”) pursuant to which, Kiwa Shandong will sell to Kangtai 6,700 tons of chemical fertilizer products at the tentative price of RMB 3,130 per ton.  Under this agreement, Kangtai prepaid to Kiwa Shandong $2,957,973.  As of September 30, 2009, Kiwa Shandong did not sell any chemical fertilizer to Kangtai under the Chemical Fertilizer Sales Agreement.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

As discussed in Note 5, relating to the Chemical Fertilizer Sales Agreement with Kangtai, on November 25, 2008, Kiwa Shandong and Oriental Chemical Industrial Corp., Ltd. (the “Oriental Chemical”) entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Purchase Agreement”) pursuant to which Oriental Chemical will sell to Kiwa Shandong 6,700 tons of chemical fertilizer products at the tentative price of RMB3,000 per ton.  Under this agreement, Kiwa Shandong prepaid to Oriental Chemical $2,957,973.  As of September 30, 2009, Kiwa Shandong did not purchase any chemical fertilizer under the Chemical Fertilizer Purchase Agreement.  The Company is in the process of negotiation with Kangtai to terminate this contract.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2008, the amount due to Ms. Wang was $117,000.  During the nine months ended September 30, 2009, Ms. Wang advanced $45,150 to the Company.  As of September 30, 2009, the amount due to Ms. Wang was $162,150.  Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agree to invest RMB 1 million (approximately $146,434) each year to fund research at Kiwa-CAU R&D Center.  Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2008, the amount due to Kiwa-CAU R&D Center was $234,103.  During the nine months ended September 30, 2009, the Company paid 29,274 to and accrued unpaid research and development expenses of $110,005 from Kiwa-CAU R&D Center.  As of September 30, 2009, the outstanding balance due to Kiwa-CAU R&D Center was $314,834.

(5) Challenge Feed

Challenge Feed owns 20% of Kiwa Tianjin’s equity, and Mr. Wenbin Li, one of Challenge Feed’s shareholders, is also in charge of daily operations of Kiwa Tianjin.  As of September 30, 2009, the outstanding balance due to Challenge Feed was $37,829, which represented rental payable on operating lease.

Lease Agreement

The Company has entered into an agreement with Challenge Feed to lease the following facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area of approximately 2,500 square meters; (3) a concentrated feed production line for fowl and livestock; and (4) two workshops with floor area of approximately 1,200 square meters.  The total monthly rent is RMB50,000 (approximately $7,322).  There remains an outstanding balance of past due rent to Challenge Feed of $37,829.  Both parties are in the process of further discussion of the lease agreement.

13.	Unsecured Loans Payable

The balance of unsecured loans payable was $1,683,995 and $1,682,615 as of September 30, 2009 and December 31, 2008, respectively.  The difference of $1,380 was due to the different exchange rates prevailing at the two dates.  Unsecured loans payable consisted of the following at September 30, 2009 and December 31, 2008:

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Item	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Unsecured loan payable to Zoucheng Municipal Government,
non-interest bearing, becoming due within three years from
Kiwa Shandong’s first profitable year on a formula basis,
interest has not been imputed due to the undeterminable
repayment date	$1,317,909	$1,316,829
Unsecured loan payable to Zoucheng Science & Technology
Bureau, non-interest bearing, it is due in Kiwa Shandong’s
first profitable year, interest has not been imputed due to the
undeterminable repayment date	366,086	365,786
Total	$1,683,995	$1,682,615

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

According to our project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Under the agreement, the Company has the option to pay a fee of RMB480,000 ($70,288) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right.  The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of September 30, 2009, the Company invested approximately $2.86 million for the property, plant and equipment of the project.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per months plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants.  Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of September 30, 2009, the Company has accrued a total amount of $481,122 penalty.  The loss was indicated in general and administrative expenses. .

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

On January 31, 2008, we entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of our 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which will be due on January 31, 2011.  Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far.  As of September 30, 2009, the outstanding principal balance on the 2% Notes was $112,917.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

During three months ended September 30, 2009, the Purchasers converted nil principal and nil interest into nil share of our common stocks.  As of September 30, 2009, face amount of convertible notes outstanding was $1,518,171.

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

15.	Equity-Based Transactions

During the period from January 1, 2009 and September 30, 2009, the Company effected the following equity-based transactions:
a)	Expenses paid by issuance of common stocks:
i.	Issuance of 75,000 shares as partial settlement of legal fees on January 8, 2009.

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

Fair values of the above transactions were accounted for as expenses during the period.

b)	Convertible notes of $104,152 were converted, under difference periods of fewer than 10% of total issued capital each occasion, into 260,285,794 common stocks.

After the above transactions, the Company’s issued and outstanding common stocks increased to 400,000,000 shares as of September 30, 2009.

16.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan.  During fiscal 2007 and 2008, 362,100 and 222,500 stock options were returned to the Company when the holders separated from the Company without exercising the options.  As of September 30, 2009, 1,415,400 options were outstanding.  As of September 30, 2009, none of the stock options were exercised.

The exercise price of all of our outstanding options was $0.175 per share, equal to the closing price of our common stock on December 12, 2006.  On each of the first and second anniversaries of the grant date, 33% percent of the options will become exercisable.  On the third anniversary of the grant date, 34% of the options will become exercisable.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company has adopted ASC Topic 718 effective as of January 1, 2006.  The fair value of the options granted at the grant date was determined to be $320,154 (approximately $0.16 per share), calculated pursuant to the Black-Scholes option pricing model.  The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method.  Unamortized fair value of stock options granted to those who separated from the Company has been charged to expense, while the options returned to the Company.  During the three months ended September 30, 2009 and 2008, $18,881 and $21,849 was charged to expense, respectively.

17.	Segment Reporting

The Company’s business includes two segments, bio-fertilizer and livestock feed.  As all of the Company’s customers are located in China, no geographical segment information is presented.

Item	Bio-fertilizer	Livestock Feed	Chemical Fertilizer Trade (1)	Corporate (2)	Total
Three Months Ended September 30, 2009 (Unaudited)
Net sales	$4,241	$1,370,320	$-	$-	$1,374,561
Gross profit	874	21,849	-	-	22,723
Operating expenses	78,979	13,246	-	384,806	477,031
Operating profit (loss)	(78,105)	8,603	-	(384,806)	(454,308)
Interest income (expense)	(37)	-	-	(60,868)	(60,905)
Non-controlling interest	-	(1,720)	-	-	(1,720)
Net income (loss) attributable to Kiwa shareholders	$(78,142)	$6,883	$-	$(445,674)	$(516,933)

Total assets as of September 30, 2009	$1,129,218	$348,662	$2,957,973	$310,893	$4,746,746

Three Months Ended September 30, 2008 (Unaudited)
Net sales	$36,413	$2,290,902	$-	$-	$2,327,315
Gross profit	5,988	49,555	-	-	55,543
Operating expenses	122,140	79,463	-	284,830	486,433
Operating profit (loss)	(116,152)	(29,908)	-	(284,830)	(430,890)
Interest income (expense)	(55)	(29)	-	(142,784)	(142,868)
Non-controlling interest	-	5,988	-	-	5,988
Net income (loss) attributable to Kiwa shareholders	$(116,207)	$(23,949)	$-	$(427,614)	$(567,770)

Total assets as of September 30, 2008	$2,151,965	$1,184,187	$-	$375,395	$3,711,547

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

Item	Bio-fertilizer	Livestock Feed	Chemical Fertilizer Trade (1)	Corporate (2)	Total
Nine Months Ended September 30, 2009 (Unaudited)
Net sales	$34,272	$2,829,981	$-	$-	$2,864,253
Gross profit	5,293	44,207	-	-	49,500
Operating expenses	298,667	50,349	-	1,198,230	1,547,246
Operating profit (loss)	(293,374)	(6,142)	-	(1,198,230)	(1,497,746)
Interest income (expense)	(226)	-	-	(471,468)	(471,694)
Other income	5,855	-	-	-	5,855
Non-controlling interest	-	1,229	-	-	1,229
Net income (loss) attributable to Kiwa shareholders	$(287,745)	$(4,913)	$-	$(1,669,698)	$(1,962,356)

Total assets as of September 30, 2009	$1,129,218	$348,662	$2,957,973	$310,893	$4,746,746

Nine Months Ended September 30, 2008 (Unaudited)
Net sales	$219,933	$7,319,150	$-	$-	$7,539,083.00
Gross profit	59,679	125,770	-	-	185,449.00
Operating expenses	283,833	285,505	-	967,325	1,536,663
Operating profit (loss)	(224,154)	(159,735)	-	(967,325)	(1,351,214)
Interest income (expense)	(346)	(43)	-	(565,339)	(565,728)
Non-controlling interest	-	31,956	-	-	31,956
Net income (loss) attributable to Kiwa shareholders	$(224,500)	$(127,822)	$-	$(1,532,664)	$(1,884,986)
					0
Total assets as of September 30, 2008	$2,151,965	$1,184,187	$-	$375,395	$3,711,547

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

The Company has the following material contractual obligations:

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Operating lease commitments

The Company leased an office in Beijing on July 15, 2007.  The operating lease agreement will expire at January 14, 2010.  The monthly rental payment for the office is RMB 96,074 (approximately $14,068).  Rent expense under the operating leases for the nine months ended September 30, 2009 and 2008 was $122,584 and $114,196, respectively.

Lease commitments under the foregoing lease agreements are as follows:

Fiscal year	Amount
(Unaudited)
2009	$28,137
2010	6,565
Total	$34,702

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

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agreed to invest RMB1 million (approximately $146,434) each year to fund research at the R&D Center.  The term of this Agreement is ten years starting July 1, 2006.  Prof. Qi Wang, one of the Company’s directors, is also the Director of Kiwa-CAU R&D Center.  See also note 12(4) for an amount of $314,834 payable to Kiwa-CAU R&D Center.  Commitment under this agreement is as follows:
Fiscal year	Amount
(Unaudited)
Remainder of 2009	$36,609
2010	146,434
2011	146,434
2012	146,434
2013	146,434
2014 and after	439,303
$1,061,649

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

The Company has evaluated events subsequent to the balance sheet date through November 12, 2009, which represents the issue date of these financial statements.  There were no events or transactions occurring during this subsequent event report period which requires recognition or disclosure in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended September 30, 2009 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2009 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated approximately $1.37 million and $2.33 million in revenue in the three months ended September 30, 2009 and 2008, respectively, reflecting a decrease of approximately $0.95 million or 40.9%.  We incurred a net loss attributable to Kiwa shareholders of $516,933 (including non-cash expenses of $189,555) and $567,770 (including non-cash expenses of approximately $214,793) for the three months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the Company had cash of $23,452.  Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations.  During the nine months ended September 30, 2009, related parties advanced $755,314 in total to the Company, which was partly offset by repayment to related party of $87,404.  These funds are insufficient to execute our business plan as currently contemplated.  Management is currently looking for alternative sources of capital to fund our operations.

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

As of September 30, 2009, we had an accumulated deficit of $14,642,757, of which $516,933 (including non-cash expenses of $189,555) was incurred during the three months ended September 30, 2009.  Revenue from both bio-fertilizer and bio-enhanced feed businesses was lower during the third quarter of 2009 as compared with the same period of 2008.  At the same time, gross profit margin of bio-fertilizer business and bio-enhanced feed business both remain in low level.  We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue.  We will require additional capital to fund our operations.

As of September 30, 2009, our current liabilities were $9,074,557, which exceeded current assets by $5,542,789, representing a current ratio of 0.39 and a quick ratio 0.005; comparably, on December 31, 2008, our current liabilities exceeded current assets by $4,000,056, resulting in a current ratio of 0.49 and a quick ratio of 0.064.  The 6% Notes were due on June 29.  If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate more revenues in the future.  There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

As of September 30, 2009, there was $57,535 in accounts receivable over 365 days old.  We established a doubtful accounts reserve for the full amount based on our policy of recording a provision for total accounts receivable over one year.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets.  As of September 30, 2009 the net value of property and equipment and of intangible assets was $915,725 and $100,864, respectively, which represented approximately 19.3% and 2.1% of our total assets, respectively.

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

Based on our analysis, we charged $639,492 as loss from impairment of long-lived assets in fiscal 2008.  No such costs were charged during nine months ended September 30, 2009.

Fair Value of Warrants and Options

We have adopted ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities” to recognize warrants relating to loans and warrants issued to consultants as compensation as derivative instruments in our consolidated financial statements.

We also adopt ASC Topic 718 “Share Based Payment” to recognize options granted to employees as derivative instruments in our consolidated financial statements.

We calculate fair value of the warrants and options with Black-Schole Model.

Revenue Recognition

We recognize revenue for our products in accordance with ASC Topic 605-10, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”  Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title.

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

Major Customers and Suppliers

Bio-fertilizer Products

We had a total of 18 customers as of September 30, 2009, of which our top four customers accounted for 25.5%, 13.0%, 11.8% and 10.7% of our net sales for the nine months ended September 30, 2009, respectively.  We had a total of 28 customers as of September 30, 2008, of which three customers accounted for 43.4% and 11.7%of our net sales for the nine months ended September 30, 2008, respectively.  No other single customer accounted for more than 10.0% of our revenues.

Our top two suppliers accounted for 28.8% and 19.6% of our net purchases during the nine months ended September 30, 2009.  Three suppliers accounted for 53.0%, 15.0% and 7.4% of our net purchases during the comparable period of 2008.  Historically our existing suppliers have met our needs.  In addition, the raw materials used in our bio-fertilizer products are widely available from a variety of alternative sources.

Bio-enhanced Feed

As of September 30, 2009, we had 79 customers in total.  During the nine months ended September 30, 2009, our three largest customers accounted for 8.3%, 5.8% and 5.1% of our net sales, respectively.  During the comparable period of 2008, we had 105 customers in total.  Our top two customers accounted for 11.5%, 10.0% and 8.0% of our net sales, respectively.

Top two of supplier accounted for 32.9% and 30.0% of net purchase during the nine months ended September 30, 2009.  Our four largest suppliers accounted for 13.9%, 13.3%, 13.1% and 10.0% of our net purchases for the comparable period of 2008.  No other individual supplier account for more than 10.0% of our net purchases.  Raw materials used in our production of bio-enhanced feed products are available from a wide variety of alternative sources.

Results of Operations

Results of Operations for Three Months Ended September 30, 2009

Net Sales

Net sales were $1,374,561 and $2,327,315 for the three months ended September 30, 2009 and 2008, respectively, representing a decrease of $952,754 or 40.9%.  The decrease is mainly due to quick reduction in net sales of our principal operations, including our bio-fertilizer business and bio-enhanced feed business in the third quarter of 2009.  We are actively adjusting product mix of bio-fertilizer products to lower down the amount of production of low-end products.

Net sales from bio-fertilizer decreased $32,172 or 88.4% from $36,413 in third quarter of 2008 to $4,241 in the same period of 2009.  During three months ended September 30, 2009, limited capital resources has lowered Kiwa Shandong’s capability of purchasing raw materials.  Meanwhile, our efforts in boosting sales were partially offset by request to customers of cash payment at the time of purchasing.

Revenue generated from our bio-enhanced feed business reduced $920,582 or 40.2% from $2,290,902 for the three months ended September 30, 2008 to $1,370,320 for the same period in 2009.  The significant decrease of sales revenue was mainly due to adjustment to product mix by reducing the amount of production and sales of low-profit-margin fowl feed.

Cost of Sales

During the three months ended September 30, 2009, cost of sales was $1,351,838, representing a decrease of $919,934 or 40.5%, compared with $2,271,772 for the same period of 2008.  The sharp decrease of cost of sales was mainly attributable to reduction of revenue.

Gross Profit

Gross profit for the three months ended September 30, 2009 was $22,723.  In comparison, gross profit for the same period in 2008 was $55,543, representing a decrease of $32,820 or 59.1%.

	Bio-fertilizer		Changes 09 - 08		Bio-enhanced feed		Changes 09 - 08
	2009 Q3	2008 Q3	Amount	Percentage	2009 Q3	2008 Q3	Amount	Percentage
Net Sales	$4,241	$36,413	$(32,172)	-88.4%	$1,370,320	$2,290,902	$(920,582)	-40.2%
Cost of Sales	3,367	30,425	(27,058)	-88.9%	1,348,471	2,241,347	(892,876)	-39.8%
Gross Profit	$874	$5,988	$(5,114)	-85.4%	$21,849	$49,555	$(27,706)	-55.9%
Gross Profit Margin	20.6%	16.4%			1.6%	2.2%

The gross profit margin for our bio-enhanced feed business decreased from 2.2% to 1.6%.

The gross profit margin of our bio-fertilizer business increased from 16.4% to 20.6%, which is mainly related to both the difference mix of products sold and rise of raw material price during the respective quarters.

Consulting and Professional Fees

Consulting and professional fees was $37,167 for the three months ended September 30, 2009, represent a 32.3% decrease from the comparable period of 2008, where consulting and professional fees was $54,980.

Officers’ Compensation

Officers’ compensation for the three months ended September 30, 2009 and 2008 was $52,605 and $59,690, respectively, representing a $7,085 or 11.9% decrease.

General and Administration

General and administration expenses for three months ended September 30, 2009 and 2008 were $301,720 and $211,493, respectively, representing $90,227 or 42.7% increase.  General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.  During three months ended September 30, 2009, the Company charged $110,662 into general and administrative expenses for penalty of 6% and 2% Notes since the number of authorized shares did not meet relevant requirements.  See Note 14 of Notes to Financial Statements.

Selling Expenses

Selling expenses for the three months ended September 30, 2009 decreased $30,635 or 74.6% from $41,051 in 2008 to $10,416 in 2009.  The decrease in selling expenses was mainly due to the decrease in sales.  Selling expenses include salary and travel expenses of salesmen, delivery expenses and advertising, etc.

Research and Development

Research and development expense for the three months ended September 30, 2009 remained stable with a slight increase of $6,136 or 14.3% to $49,058 from $42,922 in the same period of 2008.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation charged to cost of production and deprecation of research equipment, increased $3,480 or 10.3% to $37,410 for the three months ended September 30, 2009, as compared to $33,930 for the same period of 2008.

Interest Expenses

Net interest expense was $60,905 in the three months ended September 30, 2009 and $142,868 in the same period of 2008, representing a $81,963 or 57.4% decrease.

Net Loss Attributable to Kiwa Shareholders

During the three months ended September 30, 2009, net loss attributable to Kiwa shareholders was $516,933, representing a decrease of $50,837 or 9.0%, comparing with $567,770 for the same period of 2008.  This decrease resulted from the following factors: (1) decrease in gross profit of $32,820 or 59.1%; (2) decrease in operating expenses of $9,402 or 1.9%; (3) decrease in interest expenses of $81,963 or 57.4%; (4) net loss attributable to non-controlling interest in the three months ended September 30, 2009 was negative $1,720 and $5,988 for the same period of 2008.

Comprehensive Loss

Comprehensive loss decreased by $53,500 or 9.4% to $518,104 for the three months ended September 30, 2009, as compared to $571,604 for the comparable period of 2008 for reasons stated above.

Results of Operations for Nine Months Ended September 30, 2009

Net Sales

Net sales were $2,864,253 and $7,539,083 for the nine months ended September 30, 2009 and 2008, respectively, representing a decrease of $4,674,830 or 62.0%.  The decrease is mainly due to quick reduction in net sales of our principal operations, including our bio-fertilizer business and bio-enhanced feed business in the first, second and third quarter of 2009.

Cost of Sales

During the nine months ended September 30, 2009, cost of sales was $2,814,753, representing a decrease of $4,538,881 or 61.7%, compared with $7,353,634 for the same period of 2008.  The sharp decrease of cost of sales was mainly attributable to reduction of revenue.

Gross Profit

Gross profit for the nine months ended September 30, 2009 was $49,500.  In comparison, gross profit for the same period in 2008 was $185,449, representing a decrease of $135,949 or 73.3%.

Consulting and Professional Fees

Consulting and professional fees was $185,530 for the nine months ended September 30, 2009, representing a 23.9% decrease from the comparable period of 2008 where, consulting and professional fees was $243,757.

Officers’ Compensation

Officers’ compensation for the nine months ended September 30, 2009 and 2008 was $177,604 and $178,153, respectively, representing a $549 or 0.3% decrease.

General and Administration

General and administration expenses for nine months ended September 30, 2009 and 2008 were $893,591 and $686,010, respectively, representing $207,581 or 30.3% increase.  General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.  During nine months ended September 30, 2009, the Company charged $328,372 into general and administrative expenses for penalty of 6% and 2% Notes since the number of authorized shares did not meet relevant requirements.  See Note 14 of Notes to Financial Statements.

Selling Expenses

Selling expenses for the nine months ended September 30, 2009 decreased $121,858 or 78.3% from $155,632 in 2008 to $33,774 in 2009.  The decrease in selling expenses was mainly due to the decrease in sales.  Selling expenses include salary and travel expenses of salesmen, delivery expenses and advertising, etc.

Research and Development

Research and development expense for the nine months ended September 30, 2009 remained stable with a slight increase of $2,257 or 1.6% to $146,311 from $144,054 in the same period of 2008.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation charged to cost of production and deprecation of research equipment, increased $22,897 or 26.4% to $109,645 for the nine months ended September 30, 2009, as compared to $86,748 for the same period of 2008.

Interest Expenses

Net interest expense was $471,694 in the nine months ended September 30, 2009 and $565,728 in the same period of 2008, representing a $94,034 or 16.6% decrease.

Net Loss Attributable to Kiwa Shareholders

During the nine months ended September 30, 2009, net loss attributable to Kiwa shareholders was $1,962,356, representing an increase of $77,370 or 4.1%, comparing with $1,884,986 for the same period of 2008.  This increase resulted from the following factors: (1) decrease in gross profit of $135,949 or 73.3%; (2) increase in operating expenses of $10,583 or 0.7%; (3) decrease in interest expenses of $94,034 or 16.6%; (4) net loss attributable to non-controlling interest in the nine months ended September 30, 2009 was $1,229 and $31,956 for the same period of 2008.

Comprehensive Loss

Comprehensive loss increased by $40,522 or 2.1% to $1,965,583 for the nine months ended September 30, 2009, as compared to $1,925,061 for the comparable period of 2008 for reasons stated above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan.  During the nine months ended September 30, 2009, related parties advanced $755,314 in total to the Company.  As of September 30, 2009, our current liabilities exceeded current assets by $5,542,789, reflecting a current ratio of 0.39:1 and a quick ratio of 0.005:1.  Comparably, as of December 31, 2008, our current liabilities exceeded current assets by $4,000,056, denoting current ratio of 0.49:1 and quick ratio of 0.064:1.

As of September 30, 2009 and December 31, 2008, we had cash of $23,452 and $18,986, respectively.  Changes in cash balances are outlined as follows:

During the nine months ended September 30, 2009, our operations utilized cash of $645,077 as compared with $505,422 in the same period of 2008.  Cash was mainly used for working capital for our bio-fertilizer and bio-enhanced feed businesses and public company operation.

During the nine months ended September 30, 2009, we utilized$7,318 for investing activities.  During the same period of 2008, we invested $87,677 of purchasing of property and equipment.

During the nine months ended September 30, 2009, we generated $664,784 from financing activities, consisting of loans from related parties of $755,314, which was offset by repayment of $87,404 to related parties and long-term borrowings of $3,126.  During the same period of 2008, our financing activities incurred net cash inflow of $562,042, consisting of the proceeds of $650,000 from insurance of common stock and $428,763 advances or loans from related parties, which was offset by the repayments to related parties of $511,115 and long-term borrowings of $5,606.

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

Commitments and Contingencies

See Note 18 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.
Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, taking into account the significant lateness of filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, and Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, our CEO and CFO have concluded that, as of September 30, 2009, our disclosure controls and procedures were ineffective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of September 30, 2009.  Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weakness described below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2009.

The specific material weakness identified by the Company’s management as of September 30, 2009 is described as follows:

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

Remediation Initiative

●
We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by September 30, 2009.  However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures.  Externally, we are looking forward to engage an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework.  We also will increase our efforts to hire the qualified resources.

●
We intend to establish an audit committee of the board of directors as soon as practicable.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

●	The Company had put in place a series of measurements to ensure our periodic reports are filed on a timely basis going forward. These measurements include:
◆	Better planning of filing work with the help of corporate counsel and auditors;
◆
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

◆	Respond to any unexpected delays in a quicker fashion.

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
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any material pending legal proceedings.

Item 1A. RISK FACTORS

During the three months ended September 30, 2009, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On June 29, 2006, the Company entered into a securities purchase agreement with six institutional investors for the issuance and sale of (1) 6% secured convertible notes, due three years from the date of issuance, in the aggregate principal amount of $2,450,000, convertible into shares of the Company’s common stock, and (2) warrants to purchase 12,250,000 shares of the Company’s common stock.  The maturity date for 6% Notes was June 29, 2009.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li	November 12, 2009 Chief Executive Officer and Chairman of the Board of Directors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	November 12, 2009 Chief Financial Officer and Director
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)