Form 10-K
period 2009-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2010-03-29
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 30, 2009 was approximately $560,000.

The number of shares of registrant’s common stock outstanding as of March 29, 2010 was 400,000,000.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2009
INDEX

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

On December 22, 2009, Kiwa Tianjin filed a lawsuit against Challenge Feed in the local court of Wuqing District, Tianjin, where Kiwa Tianjin is domiciled.  In the lawsuit, Kiwa Tianjin asserted that Challenge Feed unlawfully disposed of the assets held by Kiwa Tianjin.  The local court is currently reviewing the complaint and related documents filed with it.  As a result, Kiwa Tianjin could no longer use its assets including machinery and inventory in normal course of operation.  As of December 31, 2009, the Company has classified its bio-enhanced feed business through Kiwa Tianjin as discontinued operations.

AF-01 Anti-viral Aerosol

On May 8, 2006 we entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co., Ltd. (“JKB”), which will become fully effective when we have finished paying the first installment of consideration of RMB 3,000,000 according to the payment schedule in the contract.  As of December 31, 2009, the Company has paid RMB 1,000,000 for the first installment of consideration of the contract.  Pursuant to the agreement, JKB agreed to transfer its AF-01 anti-viral aerosol technology for veterinary medicine applications to the Company.  The AF-01 anti-viral aerosol technology is a broad-spectrum antiviral agent with potent inhibitory and/or viricidal effects on a variety of RNA viruses found in animals and fowls such as bird flu.  We acquired the exclusive production right and other related rights to produce an anti-viral aerosol veterinary drug.  Our hope is to develop a commercialized product in the form of a spray for applying in fowl houses and other animal holding facilities to prevent and cure virus-caused diseases.

In addition, pursuant to the Technology Transfer Agreement, JKB will exclusively supply to us the raw material medicine for AF-01 anti-viral aerosol, which must have an index of 200,000 zymolysis units per milliliter.  There is no alternative supplier if JKB fails to perform its supply obligations in the contract.

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

Such procedures are subject to Regulations on Administration of Veterinary Drugs promulgated by Decree No. 404 of the State Council of China on April 9, 2004, Measures for Registering of Veterinary Drugs and Measures for Administration of Approval Number of Veterinary Drug Products promulgated by Decrees No. 44 and No. 45 respectively of the PRC Ministry of Agriculture on November 24, 2004, and other applicable rules and regulations of China.

The Company is currently looking for GMP-qualified veterinary drug manufacturers to set up a new joint venture.

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
o
Choosing green food/organic food planting bases or other demonstrative agricultural products producers, carrying out regional field tests, fanning out from a point to an area, cultivating market network;

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

We have obtained five fertilizer registration certificates from the Chinese government - four covering our bacillus bacteria fertilizer and one covering our photosynthetic bacteria fertilizer.  Some of our products contain ingredients of both photosynthesis and bacillus bacteria.  The five registration certificates are: (1) Microorganism Microbial Inoculum Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (2) Photosynthetic Bacteria Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (3) Amino Acid Foliar Fomular Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (4) Organic Fertilizer Registration Certificate issued by Agriculture Department of Shandong Province; and (5) Organic Matter-Decomposing Inoculants Registration Certificate issued by the PRC Ministry of Agriculture on February 16, 2008.  Protected by these five fertilizer registration certificates and five trademarks under the names of “KANGTAN” (Chinese translation name for Kiwa), “ZHIGUANGYOU,” “PUGUANGFU,” “JINWA” and “KANGGUAN,” we have developed six series of bio-fertilizer products with bacillus spp and/or photosynthetic bacteria as core ingredients.

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

The Company has engaged in bio-enhanced feed business through its majority-owned subsidiary, Kiwa Tianjin.  On December 22, 2009, Kiwa Tianjin filed a lawsuit against Challenge Feed.  In the lawsuit, Kiwa Tianjin asserted that Challenge Feed unlawfully disposed of the assets held by Kiwa Tianjin, such assets include (1) machinery and equipment and (2) inventories.

As a result, Kiwa Tianjin could no longer use its assets including machinery and inventory in normal course of operation.  As of December 31, 2009, the Company has classified its bio-enhanced feed business through Kiwa Tianjin as discontinued operations.

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

On May 8, 2006, we entered into a Technology Transfer Agreement with JKB.  Pursuant to the agreement, JKB agreed to transfer to us its AF-01 anti-viral aerosol technology for veterinary medicine applications.  The AF-01 technology, which can be used to prevent and cure virus-caused diseases by aerosol spray, is recognized by a technological achievement appraisal certificate issued by relevant administration of the Chinese government.  Under the agreement JKB will facilitate transferring of the technology by providing consulting services to us and to cooperate with us in the development of an animal drug product for the market.

We plan to develop a commercialized product in the form of spray for applying in hen houses and other animal holding facilities to prevent and cure virus-caused diseases.  Before marketing this product, we must acquire statutory licenses in accordance with the rules and regulations of the PRC government. See subsection entitled “The Company” under Business in Part I.

Kiwa-CAU Research and Development Center

In July 2006, we established a new research center with CAU through our subsidiary, Kiwa Shandong, which goes under the name, Kiwa-CAU Bio-Tech Research & Development Center (the “Kiwa-CAU R&D Center”).  Pursuant to an agreement reached between CAU and Kiwa Shandong on November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $146,300) each year to fund research at Kiwa-CAU R&D Center.  Under the above agreement, the Kiwa-CAU R&D Center is responsible for fulfilling the overall research-and-development functions of Kiwa Shandong, including: (1) development of new technologies and new products (which will be shared by Kiwa and CAU); (2) subsequent perfection of existing product-related technologies; and (3) training quality-control personnel and technicians and technical support for marketing activities.

During fiscal 2009, Kiwa-CAU R&D Center had concentrated on the following filed of works:
1.	Screening of growth-promoting bacteria;
2.	Screening of bio-control bacteria;
3.	Screening of environmental microbiology;
4.	Studies on fermentation technology and related production process;
5.	Analysis of soil and fertilizer nutrients and fertilization program development;
6.	Organic Fertilizer Application Techniques; and
7.	Technical training and services.

During fiscal 2009, Kiwa-CAU R&D Center had successfully isolated forty-one strains of endophytic bacillus from plants. A number of strains had been observed to have the capability of boosting crop yield, dispelling chemical pesticide residual from soil.  These strains could be used for not only developing new biological preparation but also environmental protection preparation.

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

Competition

We have two different product lines: (1) bio-fertilizer and (2) veterinary disinfectants and drugs.  The market condition and competition confronting us are different and vary with respect to each of the three product lines.

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

Our top two suppliers accounted for 85.7% and 6.4% of our net purchases for the fiscal year ended December 31, 2009, respectively. No other single supplier accounted for more than 10%.

Customers

Bio-fertilizer

With respect to bio-fertilizer, we have a total of 34 customers as of December 31, 2009, of which two customers accounted for 15.9% and 7.4% of our net sales for the fiscal year ended December 31, 2009, respectively. No other single customer accounted for more than 7% of our revenues in this product line.

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

Employees

We currently employ 30 full-time employees in China and 1 in the United States.  We also have 43 seasonal employees in China.  We have full-time workers of 20 and management staff of 10.

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

Legal Proceedings

On December 22, 2009, Tianjin Kiwa filed a lawsuit against Challenge Feed in the local court of Wuqing District, Tianjin, where Kiwa Tianjin is domiciled.

In the lawsuit, Kiwa Tianjin asserted that Challenge Feed unlawfully disposed of the assets held by Kiwa Tianjin, such assets include:

(1) Machinery and equipment.  Challenge Feed entered into a settlement agreement with one of its creditors, in accordance with which Challenge Feed agreed to transfer title of the machinery and equipment, which had been assigned to Kiwa Tianjin in 2006 in connection with the establishment of Kiwa Tianjin as a joint venture between the Company and Challenge Feed, to repay Challenge Feed’s debt.  Challenge Feed did not obtain Kiwa Tianjin’s consent nor inform Kiwa Tianjin of such transfer.

(2) Inventories.  Kiwa Tianjin had a long standing agreement to lease Challenge Feed’s factory facilities and warehouse for storage of its inventory.  Challenge Feed has disposed Kiwa Tianjin’s inventories including raw materials, packages and finished goods stored in the factory to repay Challenge Feed’s debt without any permission from Kiwa Tianjin.

Kiwa Tianjin is seeking damages against Challenge Feed in the amount of approximately RMB 2.2 million in total.  The local court is currently reviewing the complaint and related documents filed with it.

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

Overview of the Company’s Financial Condition as of December 31, 2009
As of December 31, 2009, the Company had accumulated deficit of $16,394,930, among which, $3,714,529 and $3,632,188 were incurred during twelve months ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, we had cash and cash equivalents of $28,765 and total current assets of $169,982; at the same time, we had current liabilities of $6,553,102, denoting current ratio of 0.03 and quick ratio of 0.005.  At the end of fiscal 2009, we also had long-term liabilities of $1,804,780.

On June 29, 2006, the Company entered into a securities purchase agreement with six institutional investors (the “Purchasers”) for the issuance and sale of (1) 6% secured convertible notes, due three years from the date of issuance, in the aggregate principal amount of $2,450,000, convertible into shares of the Company’s common stock (the “6% Notes”), and (2) warrants to purchase 12,250,000 shares of the Company’s common stock (the “Warrants”).  As of December 31, 2009, the outstanding principal of 6% Notes was $1,518,171.  On June 29, 2009, the 6% Notes were due.  The Company has informed the Purchasers of its inability to repay the outstanding balance on the due date.  Therefore, the 6% Notes are in default.

To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations and repay our liabilities, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

Overview of the Company’s Operating Results for the Twelve Months Ended December 31, 2009 and 2008
During twelve months ended December 31, 2009 and 2008, our sales revenue from continuing operations was $38,292 and $226,869, respectively.  The Company gross profit was $6,091 and $60,035, denoting a gross profit margin of 15.9% and 26.5%, respectively.  During fiscal year of 2009 and 2008, our loss from continuing operations was $3,388,109 and $3,425,657, respectively.  Net loss attributable to Kiwa Shareholders for both periods was $3,714,529 and $3,632,188, respectively.

Overview of the Company’s Cash flow Status for the Twelve Months Ended December 31, 2009 and 2008
During fiscal year ended December 31, 2009 and 2008, our operating activities for continuing operations used net cash of $566,232 and $622,611, respectively.  We also invested $7,320 and $48,111 in purchasing property and equipment during both periods.  Although our financing activities for continuing operations provided net cash of $918,217 and $901,615 in the fiscal year of 2009 and 2008, we had cash of only $28,765 and $18,609 on December 31, 2009 and 2008, respectively.

The Company’s Ability of Raising New Finance
Continuous losses and low share price has deteriorate the Company’s ability of raising new finance.  As of December 31, 2009, the closing price of our common stock reported by on the OTC Bulletin Board was $0.003.  The market value of the Company was $1,200,000, which makes it very hard to arrange new financing on equity financing basis.  The Company’s obligations under the 6% Notes and the Warrants are secured by a first priority security interest in the Company’s intellectual property pursuant to an Intellectual Property Security Agreement with the Purchasers, and by a first priority security interest in all of the Company’s other assets pursuant to a Security Agreement with the Purchasers.  In addition, the Company’s Chief Executive Officer has pledged all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes and the Warrants.  As a result, the Company does not have assets to secure the obligations of new debt.

The 6% Notes require the Company to procure the Purchaser’s consent to take certain actions including paying dividends, repurchasing stock, incur debt, guaranty obligations, merge or restructuring the Company, or selling significant assets.  Our ability of raising new finance is limited.

Kiwa Shandong’s Ability to Continue as a Going Concern is in Doubt
Kiwa Shandong is our wholly-owned subsidiary of engaging in researching, developing, producing and marketing bio-fertilizer.  However, since its inception in 2002, Kiwa Shandong has not generated material revenue.  Moreover, Kiwa Shandong has never been profitable.  As of December 31, 2009, Kiwa Shandong has accumulated deficit of $3,263,469.

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

On December 31, 2009, we launched a complete test on the recoverability of our long-lived assets in Kiwa Shandong.  Based on our analysis, Kiwa Shandong’s long-lived assets were impaired.  Management is assessing the usage of our long-lived assets in Kiwa Shandong; it is possible that we would dispose some of our long-lived assets in the future.

Given the tight cash flow status of the Company, we may have to curtail or cease operations and consider a formal or informal restructuring or reorganization in Kiwa Shandong.  For example, we may consider reduce the acreage of land we use in Kiwa Shandong to lower tax expenditure.

Kiwa Tianjin’s Operation is Discontinued

On December 22, 2009, Kiwa Tianjin filed a lawsuit against Challenge Feed in the local court of Wuqing District, Tianjin, where Kiwa Tianjin is domiciled.  In the lawsuit, Kiwa Tianjin asserted that Challenge Feed unlawfully disposed of the assets held by Kiwa Tianjin, such assets include:

(1) Machinery and equipment.  Challenge Feed entered into a settlement agreement with one of its creditors, in accordance with which Challenge Feed agreed to transfer title of the machinery and equipment, which had been assigned to Kiwa Tianjin in 2006 in connection with the establishment of Kiwa Tianjin as a joint venture between the Company and Challenge Feed, to repay Challenge Feed’s debt.  Challenge Feed did not obtain Kiwa Tianjin’s consent nor inform Kiwa Tianjin of such transfer.

(2) Inventories.  Kiwa Tianjin had a long standing agreement to lease Challenge Feed’s factory facilities and warehouse for storage of its inventory.  Challenge Feed has disposed of  Kiwa Tianjin’s inventories including raw materials, packages and finished goods stored in the factory to repay Challenge Feed’s debt without any permission from Kiwa Tianjin.

The local court is currently reviewing the complaint and related documents filed with it.

As a result, Kiwa Tianjin could no longer use its assets including machinery and inventory in normal course of operation.  As of December 31, 2009, the Company has classified its bio-enhanced feed business through Kiwa Tianjin as discontinued operations.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest seven fiscal years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern.  Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

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

During fiscal 2009, three customers accounted for 59.2% of our net sales in bio-fertilizer product line.  During fiscal 2009, three customers accounted for 29.0% of our net sales in bio-enhanced feed product line.  The customer concentration in this production line has been increasing.  The loss of any of our significant customers would result in a material reduction in our sales and results of operations.

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

From January 1, 2009 to December 31, 2009, the market close price for our common stock as quoted on the OTC Bulletin Board has ranged from a low of $0.0003 to a high of $0.008 per share.  High volatility in the market price of our common stock may result in lower prices for our common stock, making it more difficult for us to obtain equity financing on terms and conditions which are favorable to us, if at all.  We expect to continue to incur losses in the future as we develop and market our initial products.  As a result, we will be dependent on additional debt or equity financing to fund our operations.  If such financing is not available on terms which are acceptable to us, we may have to delay development of new products and/or reduce sales and marketing efforts for our existing products.  Such actions may have an adverse effect on our results of operations.  In addition, uncertainties with respect to our ability to raise additional capital would make operational planning more difficult for management.

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

During fiscal year of 2009, our sales revenue decreased significantly as compared to that of 2008, at the same time we are continuing to experience losses.  We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue.  We will require additional capital to fund our operations and finance our research and development activities.  Funding, whether from a public or private offering of debt or equity, a bank loan or a collaborative agreement, may not be available when needed or on favorable terms.  Further, any significant equity or debt financing will require us to give priority to holders of the 6% secured convertible notes (“6% Notes”) under the terms of a securities purchase agreement dated June 29, 2006, which may raise the difficulty level of completing a financing. (For more details regarding the 6% Notes see Note 12 to consolidated financial statements under Item 8, Part II.) If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we will have to limit, delay, scale back or eliminate our research and development activities or future operations.  Any of the foregoing may adversely affect our business and cause us to discontinue as a going concern.

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

Our management has concluded that our internal controls over our financial reporting are ineffective, as required by Section 404 of the U.S. Sarbanes-Oxley Act, for the fiscal year ending December 31, 2009.  Any failure to implement and maintain improvements in the controls over our financial reporting, or difficulties encountered in the implementation of any improvements in our controls, could cause us to fail to meet our reporting obligations.  Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

(2) Risk Related to Our Common Stock

If an active trading market for our securities does not remain in existence, the market price of our securities may decline and stockholders’ liquidity may be reduced.

Our common stock is quoted on the OTC Bulletin Board; however, trading volume is very limited.  We cannot guarantee that trading volumes to sustain a regular trading market will ever develop.  The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ’s automated quotation system.  Market prices for our common stock will be influenced by a number of factors, including but not limited to: (1) the issuance of new equity securities; (2) changes in interest rates; (3) competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (4) variations in quarterly operating results; (5) change in financial estimates by securities analysts; (6) the depth and liquidity of the market for our common stock; (7) investor perceptions of our company and the ag-biotechnology industry generally; and (8) general economic and other conditions.

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

For example, we issued $2,450,000 of convertible notes (6% Notes) in 2006, of which $931,829 of principal have been converted into 318,398,409 shares and the balance of $1,518,171 may be converted into an estimated 1,167,823,796 shares of our common stock based on the average price of three lowest prices within 20 trading days before December 31, 2009.  We also have outstanding 6% Note Warrants to purchase 12,250,000 shares of common stock.  The conversion ratio of the 6% Notes is based on the market price of our stock at any given point in time.  Consequently, the number of shares of common stock issuable upon conversion of the outstanding 6% Notes and certain of our other outstanding convertible notes will increase if the market price of our stock declines.  Such debt financings may cause immediate and substantial dilution to our existing stockholders.

The shares of common stock allocated for conversion of the 6% Notes are not adequate and we are required to amend our certificate of incorporation to increase our authorized shares of common stock.  We may incur substantial costs in connection therewith.  Since the annual meeting of stockholders did not approve an proposed amendment to our certificate of incorporation, we cannot repay 6% Notes by issuing shares of common stocks.

Pursuant to the securities purchase agreement in connection with the 6% Notes, we must reserve for purposes of issuance a number of shares of common stock that is no less than 110% of the number of shares of common stock issuable upon full conversion of the 6% Notes based on the average conversion price of the 6% Notes and full exercise of the 6% Note Warrants based on the average exercise price of the 6% Note Warrants.  Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the 6% Notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to allocate for conversion of the 6% Notes.  The annual meeting of stockholders of the Company for 2009 did not approve a proposed amendment of certificate of incorporation increasing the authorized shares from 400,000,000 to 800,000,000.  Given the fact that as of December 31, 2009, the Company had issued 400,000,000 shares of common stock, the Company could not repay outstanding 6% Notes by further issuing shares of common stock.  As of December 31, 2009, amount of authorized shares does not meet the requirements as set forth by the security purchase agreement in connection with the 6% Notes.

In the future, we may have to further amend our certificate of incorporation to increase the number of authorized common stock, which could incur substantial costs.

Future sales by our stockholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our common stock in the public market could lower the market price of our common stock.  Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.  As of December 31, 2009, we had 400,000,000 shares of common stock outstanding, most of which we estimate have been held more than two years and are freely tradable under Rule 144.  In the Form SB-2 declared effective on October 30, 2006, we registered up to 27,685,365 shares of common stock for resale, which may be sold without restriction under securities laws.  In November of 2007, the SEC adopted significant amendments to Rule 144, pursuant to which holding period of non-affiliates before resale of restricted shares of a reporting company has been shortened to six months.  The sale of these shares may adversely affect the market price of our common stock.

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

During fiscal 2009, the lowest trading price of our common stocks was $0.0003.  There is no assurance that the share price will not further drop down.

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

In June 2002, Kiwa Shandong entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Under the agreement, we have the option to pay a fee of approximately RMB 480,000 ($70,297) per acre for the land use right at the expiration of the 10-year period.  We may not transfer or pledge the temporary land use right.  In the same agreement, we have also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of December 31, 2009, we had invested approximately $1.91 million in plant and equipment for the project.

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

The core ingredient of our bio-fertilizer products is bacillus spp.  Photosynthetic bacteria are one of the ingredients used in some of our products.  However, the upgrade was not fully completed due to shortage of capital.  The Company plans to finish upgrading bacillus spp manufacturing facilities in 2010 if the required financing could be successfully raised.

With the formation of Kiwa Tianjin in July 2006, Challenge Feed, the minority shareholder, invested machinery and equipment used in one of its two bio-enhanced feed production lines at an agreed value of $120,000.  The Company has also entered into a lease agreement with Challenge Feed to lease another concentrated feed product line for three years.    Under the lease agreement, we also lease Challenge Feeds’s other facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area approximately 2,500 square meters; and (3) two workshops with floor area of approximately 1,200 square meters.  The total monthly rental is RMB 50,000 ($7,300).  As of December 31, 2009, the lease agreement has expired.

On December 22, 2009, Kiwa Tianjin filed a lawsuit against Challenge Feed in the local court of Wuqing District, Tianjin, where Kiwa Tianjin is domiciled.

In the lawsuit, Kiwa Tianjin asserted that Challenge Feed unlawfully disposed of the assets held by Kiwa Tianjin, such assets include:

(1) Machinery and equipment.  Challenge Feed entered into a settlement agreement with one of its creditors, in accordance with which Challenge Feed agreed to transfer title of the machinery and equipment, which had been assigned to Kiwa Tianjin in 2006 in connection with the establishment of Kiwa Tianjin as a joint venture between the Company and Challenge Feed, to repay Challenge Feed’s debt.  Challenge Feed did not obtain Kiwa Tianjin’s consent nor inform Kiwa Tianjin of such transfer.

(2) Inventories.  Kiwa Tianjin had a long standing agreement to lease Challenge Feed’s factory facilities and warehouse for storage of its inventory.  Challenge Feed has disposed Kiwa Tianjin’s inventories including raw materials, packages and finished goods stored in the factory to repay Challenge Feed’s debt without any permission from Kiwa Tianjin.

The local court is currently reviewing the complaint and related documents filed with it.

Item 3.	Legal Proceedings

On December 22, 2009, Kiwa Tianjin filed a lawsuit against Challenge Feed, the Company’s 20% joint venture partner in Kiwa Tianjin, in the local court of Wuqing District, Tianjin, where Kiwa Tianjin is domiciled.

In the lawsuit, Kiwa Tianjin asserted that Challenge Feed unlawfully disposed of the assets held by Kiwa Tianjin, such assets include:

(1) Machinery and equipment.  Challenge Feed entered into a settlement agreement with one of its creditors, in accordance with which Challenge Feed agreed to transfer title of the machinery and equipment, which had been assigned to Kiwa Tianjin in 2006 in connection with the establishment of Kiwa Tianjin as a joint venture between the Company and Challenge Feed, to repay Challenge Feed’s debt.  Challenge Feed did not obtain Kiwa Tianjin’s consent nor inform Kiwa Tianjin of such transfer.

(2) Inventories.  Kiwa Tianjin had a long standing agreement to lease Challenge Feed’s factory facilities and warehouse for storage of its inventory.  Challenge Feed has disposed Kiwa Tianjin’s inventories including raw materials, packages and finished goods stored in the factory to repay Challenge Feed’s debt without any permission from Kiwa Tianjin.

The local court is currently reviewing the complaint and related documents filed with it.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company hosted annual stockholders’ meeting of 2009 on December 28, 2009.

Only stockholders of record at the close of business on August 24, 2009 were entitled to vote at the meeting.  As of August 24, 2009, number of shares of common stock issued and outstanding and entitled to vote was 400,000,000.  On December 28, 2009, 215,483,661 shares of common stock, representing 53.9% of total number of shares entitled to vote, voted at the meeting in person or through proxies.

At our annual meeting held on December 28, 2009, five nominees for director have been elected to serve a one-year term on the Board of Directors set to expire at the 2010 annual meeting of stockholders and until their respective successors are elected and qualified.  Directors elected are Mr. Wei Li, Mr. Lianjun Luo, Mr. Xucheng Hu, Mr. Yunlong Zhang and Prof. Qi Wang.

The following table summarizes voting results of electing members of Board of Directors.
	FOR	WITHHOLD	FOR %
Wei Li	214,736,363	747,298	99.7%
Xucheng Hu	214,728,072	755,589	99.6%
Lianjun Luo	214,696,168	787,493	99.6%
Yunlong Zhang	214,686,420	797,241	99.6%
Qi Wang	214,696,168	787,493	99.6%

The annual meeting also ratified the appointment of AGCA, Inc. as the Company’s independent auditor for fiscal 2009.

	FOR	WITHHOLD	ABSTAINED
TOTAL	194,520,839	2,439,092	18,523,730

The annual meeting of stockholders did not approve of changing our certificate of incorporation by increasing the number of authorized common stocks from 400,000,000 to 800,000,000.

	FOR	WITHHOLD	ABSTAINED
TOTAL	91,956,551	74,514,400	49,012,710

Part II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

The Company’s common stock has been quoted on the OTC Bulletin Board of the NASD under the symbol “KWBT.OB” since March 30, 2004, and was quoted under the symbol “TTGM.OB” prior to the merger in March 2004.  The merger transaction is described in “The Company” under Item 1- Business.  During fiscal 2009, the market price for our common stock has ranged from $0.0003 to $0.008.

The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods indicated.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2009	High	Low
First Quarter	$0.008	$0.0005
Second Quarter	$0.0062	$0.0003
Third Quarter	$0.0055	$0.0011
Fourth Quarter	$0.0075	$0.0021

Fiscal Year 2008	High	Low
First Quarter	$0.21	$0.10
Second Quarter	$0.115	$0.058
Third Quarter	$0.11	$0.0125
Fourth Quarter	$0.048	$0.0009

Holders

As of March 20, 2010, there were approximately 428 shareholders of record of our common shares.

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

This Annual Report on Form 10-K for the fiscal year ended December 31, 2009 contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 involve known and unknown risks, uncertainties and other factors (described in “Business-Risk Factors” under Item 1) that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established two subsidiaries in China: (1) Kiwa Shandong in 2002, a wholly-owned subsidiary, and (2) Kiwa Tianjin in July 2006, of which we hold 80% equity.  At the end of 2009, Kiwa Tianjin could no longer use its assets including machinery and inventory in normal course of operation.  The Company has classified the bio-enhanced feed business as discontinued operations.  Our company chart is presented and our businesses, including bio-fertilizer, fertilizer trade and AF-01 anti-viral aerosol, are described in detail in “Business - The Company” under Item I.

We generated approximately $38,292 and $226,869 in revenue from continuing operations in fiscal years 2009 and 2008, respectively, reflecting a decrease of 83.1%.  We incurred a net loss of $3,388,109 and $3,425,657 from continuing operations and net loss of $$392,512 and $258,164 from discontinued operations during fisacal 2009 and 2008, respectively.

Due to our limited revenues from sales and continuous losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations.  Our financing activities of continuing operations generated $918,217 and $901,615 net cash inflow in total during the twelve months ended December 31, 2009 and 2008, respectively.  These funds are insufficient to execute our business plan as currently contemplated, which may result in the risks described in “Risk Factors” under Item 1-Business.

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

Overview of the Company’s Financial Condition as of December 31, 2009
As of December 31, 2009, the Company had accumulated deficit of $16,394,930, among which, $3,714,529 and $3,632,188 were incurred during twelve months ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, we had cash and cash equivalents of $28,765 and total current assets of $169,982; at the same time, we had current liabilities of $6,553,102, denoting current ratio of 0.03 and quick ratio of 0.005.  At the end of fiscal 2009, we also had long-term liabilities of $1,804,780.

On June 29, 2006, the Company entered into a securities purchase agreement with six institutional investors for the issuance and sale of (1) 6% secured convertible notes, due three years from the date of issuance, in the aggregate principal amount of $2,450,000, convertible into shares of the Company’s common stock, and (2) warrants to purchase 12,250,000 shares of the Company’s common stock.  As of December 31, 2009, the outstanding principal of 6% Notes was $1,518,171.  On June 29, 2009, the 6% Notes were due.  The Company has informed the Purchasers of its inability to repay the outstanding balance on the due date.  Therefore, the 6% Notes are in default.

To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations and repay our liabilities, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

Overview of the Company’s Operating Results for the Twelve Months Ended December 31, 2009 and 2008
During twelve months ended December 31, 2009 and 2008, our sales revenue was $38,292 and $226,869, respectively.  The Company gross profit was $6,091 and $60,035, denoting a gross profit margin of 15.9% and 26.5%, respectively.  During fiscal years of 2009 and 2008, our operating loss was $2,073,310 and $1,839,450.  Net loss attributable to Kiwa shareholders for both periods was $3,714,529 and $3,632,188, respectively.

Overview of the Company’s Cash flow Status for the Twelve Months Ended December 31, 2009 and 2008
During fiscal year ended December 31, 2009 and 2008, our operating activities of continuing operations used net cash of $566,232 and $622,611, respectively.  We also invested $7,320 and $48,111 in purchasing property and equipment during both periods.  Our financing activities of continuing operations provided net cash of $918,217 and $901,615 in the fiscal year of 2009 and 2008.   Our operating activities of discontinued operations used net cash of $326,433 and 212,136 for fiscal 2009 and 2008, respectively.  Our investing activities of discontinued activities generated nil and $5,863 during the same period.  We had cash of only $28,765 and $18,609 on December 31, 2009 and 2008, respectively.

The Company’s Ability of Raising New Finance
Continuous losses and low share price has deteriorate the Company’s ability of raising new finance.  As of December 31, 2009, the closing price of our common stock reported by on the OTC Bulletin Board was $0.003.  The market value of the Company was $1,200,000, which makes it very hard to arrange new financing on equity financing basis.  The Company’s obligations under the 6% Notes and the Warrants are secured by a first priority security interest in the Company’s intellectual property pursuant to an Intellectual Property Security Agreement with the Purchasers, and by a first priority security interest in all of the Company’s other assets pursuant to a Security Agreement with the Purchasers.  In addition, the Company’s Chief Executive Officer has pledged all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes and the Warrants.  As a result, the Company does not have assets to secure the obligations of new debt.

The 6% Notes require the Company to procure the Purchaser’s consent to take certain actions including to pay dividends, repurchasing stock, incur debt, guaranty obligations, merge or restructuring the Company, or selling significant assets.  Our ability of raising new finance is limited.

Kiwa Shandong’s Ability to Continue as a Going Concern is in Doubt
Kiwa Shandong is our wholly-owned subsidiary of engaging in researching, developing, producing and marketing bio-fertilizer.  However, since its inception in 2002, Kiwa Shandong has not generated material revenue.  Moreover, Kiwa Shandong has never been profitable.  As of December 31, 2009, Kiwa Shandong has accumulated deficit of $3,263,469.

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

On December 31, 2009, we launched a complete test on the recoverability of our long-lived assets in Kiwa Shandong.  Based on our analysis, Kiwa Shandong’s long-lived assets were impaired.  Management is assessing the usage of our long-lived assets in Kiwa Shandong; it is possible that we would dispose some of our long-lived assets in the future.

Given the tight cash flow status of the Company, we may have to curtail or cease operations and consider a formal or informal restructuring or reorganization in Kiwa Shandong.  For example, we may consider reduce the acreage of land we use in Kiwa Shandong to lower tax expenditure.

Kiwa Tianjin’s Bio-enhanced Feed Business has been Classified as Discontinued Operations

On December 22, 2009, Kiwa Tianjin filed a lawsuit against Challenge Feed in the local court of Wuqing District, Tianjin, where Kiwa Tianjin is domiciled.  In the lawsuit, Kiwa Tianjin asserted that Challenge Feed unlawfully disposed of the assets held by Kiwa Tianjin, such assets include:

(1) Machinery and equipment.  Challenge Feed entered into a settlement agreement with one of its creditors, in accordance with which Challenge Feed agreed to transfer title of the machinery and equipment, which had been assigned to Kiwa Tianjin in 2006 in connection with the establishment of Kiwa Tianjin as a joint venture between the Company and Challenge Feed, to repay Challenge Feed’s debt.  Challenge Feed did not obtain Kiwa Tianjin’s consent nor inform Kiwa Tianjin of such transfer.

(2) Inventories.  Kiwa Tianjin had a long standing agreement to lease Challenge Feed’s factory facilities and warehouse for storage of its inventory.  Challenge Feed has disposed Kiwa Tianjin’s inventories including raw materials, packages and finished goods stored in the factory to repay Challenge Feed’s debt without any permission from Kiwa Tianjin.

Kiwa Tianjin is seeking damages against Challenge Feed in the amount of approximately RMB 2.2 million in total.  The local court is currently reviewing the complaint and related documents filed with it.

Taking into consideration of the fact that Kiwa Tianjin will not be able to operate normally with its own machinery and equipment in the factory leased from Challenge Feed, the Company has classified the bio-enhanced feed business as discontinued operations.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest seven fiscal years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern.  Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

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

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB8.28 to approximately US$1.00 = RMB8.11.  So far the trend of such appreciation continues; the exchange rate of U.S. Dollar against RMB on December 31, 2009 was US$1.00 = RMB6.8282.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.  In addition, you should refer to our accompanying audited balance sheets as of December 31, 2009 and 2008, and the audited statements of operations, equity movement and cash flows for the fiscal years ended December 31, 2009 and 2008, and the related notes thereto, for further discussion of our accounting policies.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets.  As of December 31, 2009, the net value of property and equipment and intangible assets was $255,483 and nil, respectively, which represented approximately 58.0% and 0% of our total assets, respectively.

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

Based on our analysis, we charged $804,780 and $639,492 as loss from impairment of long-lived assets during twelve months ended December 31, 2009 and 2008, respectively.

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

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (codified to FASB ASC Topic 740, “Income Taxes”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

Major Customers and Suppliers

Bio-fertilizer products

We had a total of 34 customers as of December 31, 2009, of which two customers accounted for 15.9%and 7.4% of our net sales for the fiscal year ended December 31, 2009, respectively. No other single customer accounted for more than 7% of our revenues. For the fiscal year ended December 31, 2008, we had three significant customers accounting for 40.6%, 10.9% and 7.8% of our net sales, respectively, and no other single customer accounted for more than 7% of our revenues.

Three suppliers accounted for 16.3%, 11.6% and 11.4% of our net sales of our net purchase for the fiscal year ended December 31, 2008. Comparably, two suppliers accounted for 85.7% and 6.4% of net purchases for fiscal 2009, respectively. Historically our existing suppliers have met our needs. In addition, the raw materials used in our bio-fertilizer products are widely available from a variety of alternative sources.

Results of Operations

Net Sales

Net sales from continuing operations were $38,292 and $226,869 for the twelve months ended December 31, 2009, representing a $188,577 or 83.1% decrease. The tremendous decrease was mainly due to loss of customers who are extremely price-sensitive and are reluctant to settle payment at the place of order.

Cost of Sales

Cost of sales from continuing operations was $32,201 and $166,834 for the twelve months ended December 31, 2009 and 2008, respectively. The decrease of $134,633 or 80.7% in cost of sales was primarily due to decrease of net sales from continuing operations.

Gross Profit

Gross profit from our continuing operations was $6,091 and $60,035, representing a profit margin of 15.9% and 26.5% for the twelve months ended December 31, 2009 and 2008, respectively.

This decrease of $53,944 in gross profit is mainly due to drop down of gross profit in both bio-fertilizer and bio-enhanced feed business.

Gross profit margin of bio-fertilizer business reduced gradually in 2009. This was due to the fact that we sold higher percentage (in terms of quantity of products sold) low-end products in 2009 than did 2008, which has undermined our profitability of this segment.

Consulting and Professional Fees

Consulting and professional fees of continuing operations occurred in principal operations were $271,042 and $358,142 for the twelve months ended December 31, 2009 and 2008, respectively, representing a decrease of $87,100 or 24.3%. Fair value of warrants issued to a financial advisor, who introduced 6% Notes purchasers to the Company, had been charged to consulting and professional fees in three years time from June 2006. As the 6% Notes fell due by the end of June 2009, our consulting and professional fees decreased.

Officers’ Compensation

Officers’ compensation was $230,214 and $240,993 for the twelve months ended December 31, 2009 and 2008, denoting $10,779 or 4.5% decrease.

General and Administrative

General and administrative expenses of continuing operations were $1,164,733 and $914,539 for the twelve months ended December 31, 2009 and 2008, an increase of $250,194 or 27.4%.  General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The increase is mainly resulted from the expansion of our operating activities, which led to the increased amount of rental, salaries, travel expenses and office expenses.  We also charged $442,527 and $152,750 of liquidated damages in connection with 6% Notes into general and administrative expenses during twelve months ended December 31, 2009 and 2008, respectively.  (See Note 12 of Notes to Consolidated Financial Statements)

Selling Expenses

During 2009, selling expenses of continuing operations were $75,994, a $31,426 or 70.5% increase from $44,568 of the selling expenses from continuing operations in 2008.  This increase was mainly attributable to our adjustment of marketing and sales policies in our fertilizer business.

Research and Development

Research and development expenses decreased by $874 or 0.5% to $192,103, for the twelve months ended December 31, 2009, as compared to $192,977 for the twelve months ended December 31, 2008.  The research and development expense mainly consist of the expenses of maintaining Kiwa-CAU R&D Centre, which began operation in July 2006. (See “Business-Intellectual Property and Product Lines- Kiwa-CAU R&D Center” under Item 1 in Part I).

Depreciation and Amortization

Depreciation and amortization of continuing operations, excluding depreciation included in cost of production and deprecation of research equipment, increased $23,143 or 18.9% to $145,315, for the twelve months ended December 31, 2009, as compared to $122,172 for the same period of 2008.    For fiscal years 2009 and 2008, part of the depreciation of manufacturing facilities was booked as operating expense, which would normally be booked as production costs when production capacity reaches an adequate level.

Loss From Disposal of Obsolete Inventory

During twelve months ended December 31, 2009 and 2008, the Company incurred $55,183 and $192,798 loss resulting from disposal of obsolete inventory of continuing operations.  Due to unique nature of bio-fertilizer products, some raw materials of bio-fertilizer products have a shorter term of validity than chemical substance.  Since the Company kept on adjusting its product mix, some raw materials purchased years ago cannot be used to in production of current products and had been stored for a period of time that is longer than its period of validity.  We decided to dispose these raw materials as obsolete inventory.

Loss From Impairment of Long-lived Assets

At the end of fiscal years 2009 and 2008, we launched a complete test of the recoverability of long-lived assets.  Based on evaluations, the Company charged $804,780 and $639,492 into losses of fiscal 2009 and 2008, respectively.

Net Interest Expenses

Net interest expense was $532,626 in 2009 and $753,917 in 2008, representing a $221,291 or 29.4% decrease.  The interest expenses for both periods are consisted of amortization of fair value of warrants in connection with 6% Notes, and (2) interest charges on our loans.

Other Income

Other income during twelve months ended December 31, 2009 was $77,790 and was nil during comparable period of 2008.  This income was generated by our bio-fertilizer business.

Loss from Discontinued Operations

During twelve months ended December 31, 2009 and 2008, the Company has incurred net loss of $392,512 and $258,164 from discontinued operations.  During both periods, discontinued operations refer to bio-enhanced feed business.

Net Loss Attributable to Kiwa Shareholders

Net loss attributable to Kiwa shareholders for fiscal 2009 and 2008 was $3,714,529 and $3,632,188, representing $82,341 or 2.3% increase.  This increase resulted from the following factors: (1) decrease in gross profit of $53,944 or 89.9%; (2) increase in operating expenses of $179,916 or 9.5%; (3) decrease in loss from disposal of obsolete inventory from $192,798 in 2008 to $55,183 in 2009; (4) increase in loss from impairment of long-lived assets from $639,492 in fiscal 2008 to $804,780 in 2009; (5) decrease in interest expenses of $221,291 or 29.4%; (5) other income of $77,790 in 2009 and nil in 2008; (6) loss from discontinued operations increased from $258,164 in 2008 to $392,512 in 209  and (7) $66,092 and $51,633 in net loss attributable to non-controlling interest in subsidiary in 2009 and 2008, respectively.

Comprehensive Loss

Comprehensive loss increased by $62,183 or 1.7% to $3,718,566 for the twelve months ended December 31, 2009, as compared to $3,656,383 for the comparable period of 2008.  The increase in comprehensive loss in the current year as compared to fiscal 2008 is due to an increase of $82,341 in net loss attributable to Kiwa shareholders and a decrease of $20,158 in other comprehensive loss.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan.  During fiscal 2009, we raised $1,009,844 in total from our related parties through several advance and repaid $87,407 to related parties.  To some extent, these fundraisings improved our short-term liquidity, however as of December 31, 2009, our current liabilities exceeded current assets by $6,383,120, reflecting a current ratio of 0.03:1, compared to current liabilities exceeded current assets by $4,000,056, reflecting a current ratio 0.49:1, as of December 31, 2008.  The sharp downturn of our short-term liquidity was mainly due to current assets hold by Kiwa Tianjin was disposed by Challenge Feed without the Company’s permission, therefore, inventory and other current assets hold by Kiwa Tianjin was charged into losses.  During twelve months ended December 31, 2009, we issued 260,285,794 shares resulting from the conversion of $104,151 principal of 6% Notes into our common stock.  During comparable period of 2008, 52,739,530 shares of common stock had been issued for the conversion of $436,302 principal and $116,873 interest by 6% Notes Purchasers.  Since the Company does not have sufficient financial capability to repay or buy-back 6% Notes by means of cash and has issued 400,000,000 shares of common stocks, it is expected that we could not issue mores shares to repay principal and interest of 6% Notes.  The Company may have to further amend its certificate of incorporation increasing authorized number of common shares.  (See Note12 of Notes to Consolidated Financial Statements).

As of December 31, 2009 and 2008, we had cash of $28,765 and $18,609, respectively.  The change is outlined as follows.

During 2009, our operating activities from continuing operations utilized cash of $566,233, as compared with $622,611 used by operations in 2008.  Such cash was mainly used for working capital for our bio-fertilizer and bio-enhanced feed businesses, purchase of inventory, a market development fee for bio-fertilizer, and repayment of accounts payable to venders and service providers.

During 2009, our investing activities utilized $7,320 in acquiring property and equipment.  Comparatively, in 2008 we spent $48,111 for the purchase of equipment to finish the first stage to upgrade our facility in Kiwa Shandong.

During the twelve months ended December 31, 2009, we generated $918,217 from financing activities, consisting of proceeds from related parties of $1,009,844, which was offset in part by repayment of $87,407 to related parties and long-term borrowings of $4,220.  During the fiscal year ended December 31, 2008, we generated $901,615 from financing activities, consisting of proceeds from issuance of common stocks of $650,000 and from related parties of $802,574, which was offset in part by repayment of $545,353 to related parties and long-term borrowings of $5,606.

Operating activities of discontinued operations used $326,433 in the twelve months ended December 31, 2009 and $212,136 during the comparable period of 2008.

Investing activities of discontinued operations has generated nil and $5,863 in fiscal 2009 and 2008, respectively.

As of December 31, 2009, we had an accumulated deficit of $16,394,930, which was made up in part of a net loss attributable to Kiwa shareholders of $3,714,529 (including non-cash expenses of $1,721,577) and $3,632,188 (including non-cash expenses of $1,532,958) during 2009 and 2008, respectively.  Our operating activities incurred net loss $3,388,109 and $3,425,657 during twelve months ended December 31, 2009 and 2008.  Our discontinued operations has incurred $392,512 and $258,164 in fiscal 2009 and 2008, respectively.  We do not anticipate generating sufficient positive operating cash inflow to fund our planned operations.

In 2010, we plan to keep on upgrading of Kiwa Shandong’s fermentation facilities, which will allow us to fully utilize the patent we acquired from CAU and further reduce production costs.  In the meantime, we will focus on expanding our bio-fertilizer sales.  We will concentrate on (1) adjusting our product mix to increase the proportion of high-margin products, (2) improving our current equipment, and (3) setting up new production lines.  With respect to the AF-01 technology, our hope is to (1) close the acquisition of a GMP-qualified veterinary factory, (2) close a first round of investment, and (3) procure approval of a number of veterinary drug products for the AF-01 technology.

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

Off-Balance Sheet Arrangements

At December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 8, Part II.

Item 8.	Financial Statements

The Consolidated Financial Statements of Kiwa Bio-Tech Products Group Corporation and its subsidiaries including the notes thereto, together with the reports thereon of AGCA, Inc. for fiscal year ended December 31, 2009 and Consolidated Financial Statements of Kiwa Bio-Tech Products Group Corporation and its subsidiaries including the notes thereto, together with the reports from thereon of Mao & Company, CPAs, Inc. (“Mao & Company”) are presented beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective as of June 2, 2009, the Company dismissed Mao & Company, the Company's independent registered public accounting firm.  The decision to change accountants was approved by the Company's Board of Directors.  Mao & Company reported on the Company's consolidated financial statements for the years ended December 31, 2008 and 2007.  For these periods and up to June 2, 2009, there were no disagreements with Mao & Company on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Mao & Company, would have caused it to make reference thereto in its report on the financial statements for such years.  During such years, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The reports of Mao & Company on the financial statements of the Company for the fiscal years ended December 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company has engaged AGCA, Inc. (“AGCA”) to assume the role of its new principal independent accountants. The decision to engage AGCA was approved by the Board of Directors on June 2, 2009.  The Company signed the AGCA engagement letter on June 2, 2009 after AGCA completed its internal procedures related to new attest client acceptance.  During the fiscal years ended December 31, 2008 and 2007 and through June 2, 2009, the Company did not consult with AGCA on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and AGCA did not provide either in a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(v) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304 (a)(1)(V) of Regulation S-K.

At the annual meeting of shareholders on December 28, 2009, the proposal of the appointment of AGCA, Inc. as the Company’s independent auditors for the fiscal year ended December 31, 2009 was approved by the required votes of our shareholders.  Mao & Company had audited our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Through March 29, 2010, there was not any disagreement with our current certifying accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures.

Item 9A(T).    Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2009, our disclosure controls and procedures were ineffective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was ineffective as of December 31, 2009.

The specific material weakness identified by the Company’s management as of December 31, 2009 is described as follows:

• The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

• We currently do not have an audit committee.

Remediation Initiative

 •           We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2009. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engage an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework. During fiscal 2009, the Company engaged a consulting firm to provide training services regarding U.S. GAAP, financial statement and SOX compliance to management staff. In the future, we also will increase our efforts to hire the qualified resources.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years.  The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position
Wei Li	49	Chief Executive Officer, Chief Financial Officer (from January 4, 2009 to February 17, 2009) and Chairman of the Board of Directors
Steven Ning Ma	53	Chief Financial Officer and Chief Operating Officer (from February 18, 2009)
Lianjun Luo	40	Chief Financial Officer (to December 31, 2008), Director
Xucheng Hu	47	Director (since December 30, 2008)
Dachang Ju	69	Director (to December 30, 2008)
Yunlong Zhang	46	Director (General Manager of Kiwa Shandong until February 2009)
Qi Wang	43	Director and Vice President - Technical
Yvonne Wang	31	Corporate Secretary
Dianyuan Song	50	Vice President - Marketing
Xin Ma	33	Vice President (since January 4, 2009) Associate Chief Financial Officer (from January 2006 to January 3, 2009)

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

Steven Ning Ma became our Chief Financial Officer and Chief Operating Officer on February 18, 2009.  Prior to joining the Company, Mr. Ma served as Managing Director of SAS Conserve de Provence from 2006 to 2008.  Prior to that, Mr. Ma was the Senior Managing Partner of HJV (Hejun) Consulting (Ltd.) from 2004 to 2005.  Mr. Ma received his Master degree in Economics/Finance from the Graduate School of Chinese Academy of Sciences.  He is also a Ph.D. Candidate in Financial Economics from Wageningen University, Netherlands.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and certain other shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.  During fiscal 2009, there are a number of filings were not made on a timely basis.
●	The Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2008 was filed with the SEC on May 18, 2009.
●	The Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2009 was filed with the SEC on June 15, 2009.

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

During fiscal year 2009, the Board of Directors had six meetings in total.  All members of the Board of Directors attended all six meetings.  The Company requires all members of the Board of Directors are required to attend the annual meetings of securities holders.  On December 30, 2009, all members of the Board of Directors attended the annual meetings of securities holders for 2009.

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

The Company had no officers or directors whose total compensation during either 2009 or 2008 exceeded $100,000.

Currently, the main forms of compensation provided to each of our executive officers are: (1) annual salary; (2) non-equity Incentive Plan; and (3) the granting of incentive stock options subject to approval by our Board of Directors.

Summary Compensation Table

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wei Li, CEO	2009	72,000	Nil	Nil	Nil	Nil	Nil	Nil	72,000
Wei Li, CEO	2008	72,000	Nil	Nil	Nil	Nil	Nil	Nil	72,000

Steven Ning Ma, CFO	2009	74,400	Nil	Nil	Nil	Nil	Nil	Nil	74,400
Lianjun Luo, CFO	2008	48,000	Nil	Nil	Nil	Nil	Nil	Nil	48,000

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

During 2009, a total number of 182,800 unexercised stock options were returned to the Plan pool following the separation of certain company employees.  These stock options are available for future grant.

On December 12, 2009, 1,232,600outstanding stock options were vested, among which 691,500 stock options in total are held by our current executive officers.

No options were granted under the Plan during 2009.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table sets forth the status of all outstanding equity awards of the Company as of December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wei Li	182,800	Nil	182,800	0.175	12/04/16	Nil	Nil	Nil	Nil
Steven Ning Ma	Nil	Nil	Nil	Nil	N/A	Nil	Nil	Nil	Nil
Lianjun Luo	132,200	Nil	132,200	0.175	12/04/16	Nil	Nil	Nil	Nil

(1)	See information contained in subheading entitled “Stock Option Grant” under heading “2004 Stock Incentive Plan.”

Option Exercises and Stock Vested

No stock options were exercised by any officers or directors during 2008 and 2009.  We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2008 and 2009.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Wei Li	Nil	Nil	Nil	Nil
Steven Ning Ma	Nil	Nil	Nil	Nil
Lianjun Luo	Nil	Nil	Nil	Nil

Director Compensation for 2009

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors, and did not compensate our directors in 2009 for services performed as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2009 certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group.  Percentage ownership is calculated based on 400,000,000 shares of our common stock outstanding as of December 31, 2009.  None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Title of class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Owner	Percentage of class

Common Stock	Wei Li(1)	13,064,794	3.3%
Common Stock	Dachang Ju(2)	10,062,088	2.5%
Common Stock	Lianjun Luo	1,305,562	Ü
Common Stock	Qi Wang	-	-
Common Stock	Yunlong Zhang	308,916	Ü
Common Stock	All Star Technology Inc.	12,356,672	3.1%
Common Stock	InvestLink (China) Limited	10,062,288	2.5%
Common Stock	All officers and directors as a group (5 persons)	24,741,360	6.2%

Ü	Less than 1%
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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2009 about our equity compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,232,600	$0.175	767,400
Equity compensation plans not approved by security holders	-	-
Total	1,232,600	-	767,400

Change in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Mr. Lianjun Luo was Chief Financial Officer of the Company for the fiscal year of 2008.  On December 31, 2008, the employment agreement between the Company and Mr. Lianjun Luo expired.  Both parties agreed not to renew this agreement.

Prof. Qi Wang is the Director of Kiwa-CAU R&D centre and also Vice President of the Company.

Mr. Yunlong Zhang is Vice President of the Company.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Independent Public Accountants for 2009 and 2008.

Audit Fees

AGCA, Inc. audited our financial statements for year-end 2009, and reviewed our quarterly financial statements for 2009.  Since we do not have a formal audit committee, our entire Board of Directors serves as our audit committee.  We have not adopted pre-approval policies and procedures with respect to the Company’s accountants, but our shareholders’ meeting and board of directors approved the engagement of AGCA, Inc. before engagement.  All of the services described below were approved by our board of directors prior to performance.  The board of directors has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

The aggregate audit fees for 2009 were approximately $130,000.  The amounts include fees for professional services rendered by AGCA, Inc. in connection with the audit of our consolidated financial statements for the 2009 fiscal year and reviews of our quarterly reports on the Form 10-Q for the first, second and third quarters of 2009 fiscal year.

Mao & Company, CPAs, Inc. audited our financial statements for year-end 2008, and reviewed our quarterly financial statements for 2008.  Since we do not have a formal audit committee, our entire Board of Directors serves as our audit committee.  We have not adopted pre-approval policies and procedures with respect to the Company’s accountants, but our shareholders’ meeting and board of directors approved the engagement of Mao & Company, CPAs, Inc. before engagement.  All of the services described below were approved by our board of directors prior to performance.  The board of directors has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

The aggregate audit fees for 2008 were approximately $74,612.  The amounts include fees for professional services rendered by Mao & Company, CPAs, Inc. in connection with the audit of our consolidated financial statements for the 2008 fiscal year and reviews of our quarterly reports on the Form 10-Q for the first, second and third quarters of 2008 fiscal year.

Audit-Related Fees

Audit-related fees for 2009 and 2008 were nil.

Tax Fees

Tax service fees billed to a tax consultant for 2009 and 2008 were $4,500 in each year..

All Other Fees

During 2009, AGCA, Inc. has charged the Company $1,500 for IDD call, company search, issuance of review reports, copying, photocopying, courier, etc.  There were no additional aggregate fees billed by Mao & Company, CPAs, Inc. for 2008 for other services rendered to the Company.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee.  We have not adopted pre-approval policies and procedures with respect to our accountants in 2009.  All of the services provided and fees charged by our independent registered accounting firms in 2009 were approved by the board of directors.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
3.1	Certificate of Incorporation, effective as of July 21, 2004	Form 8-K filed on July 23, 2004	3.1
3.2	Bylaws, effective as of July 22, 2004	Form 8-K filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of January 9, 2009	Filed herewith	3.3
10.1	Advance Agreement by and between Wei Li and the Company dated January 10, 2008	Form 8-K filed on January 11, 2008	10.01
10.2	Stock Purchase Agreement between Kiwa Bio-Tech Products Group Corporation and Yuxin Zhou dated February 19, 2008	Form 8-K filed on February 22, 2008	10.01
10.3	Consulting Agreement between the Company and Robert Schechter dated January 10, 2008	Form 10-Q filed on August 11, 2008	10.1
10.4	Contract for Joint Venture between the Company and Hebei Huaxing Pharmaceuticals Co., Ltd. dated May 22, 2008	Form 8-K filed on May 27, 2008	10.1

10.5	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and AJW Offshore Ltd., AJW Qualified Partners LLC, AJW Partners LLC, and New Millennium Capital Partners II LLC	Form 10-Q filed on November 12, 2008	10.3
10.6	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and FirsTrust Group, Inc. dated October 7, 2008	Form 10-Q filed on November 12, 2008	10.4
10.7	2004 Stock Incentive Plan, amended in 2006	Form Pre 14A filed on July 28, 2006	Appendix A
10.8	Employment Agreement dated July 31, 2006, between the Company and Lianjun Luo	Form 8-K filed on August 7, 2006	10.02
10.9	Employment Agreement dated February 2, 2009 by and between the Company and Wei Li.	Form 8-K filed on February 2, 2009	10.1
10.10	Employment Agreement dated February 18, 2009 by and between the Company and Steven Ning Ma.	Form 8-K filed on February 19, 2009	10.1
10.11	Letter from Mao & Company, CPAs, Inc. dated June 7, 2009 to the Securities and Exchange Commission	Form 8-K filed on June 8, 2009	16.1
14	Code of Ethics	Form 10-K filed on May 18, 2009	14.1
21	List of Subsidiaries	Form 10-KSB filed on April 2, 2007	21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Kiwa Bio-Tech Products Group Corporation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2010

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

/s/ Wei Li	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 29, 2010
Wei Li

/s/ Steven Ning Ma	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2010
Steven Ning Ma

/s/ Xucheng Hu	Director	March 29, 2010
Xucheng Hu

/s/ Yunlong Zhang	Director	March 29, 2010
Yunlong Zhang

/s/ Lianjun Luo	Director	March 29, 2010
Lianjun Luo

/s/ Qi Wang	Director	March 29, 2010
Qi Wang

Kiwa Bio-Tech Products Group Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Kiwa Bio-Tech Products Group Corporation:

We have audited the accompanying consolidated balance sheets of Kiwa Bio-Tech Products Group Corporation and its subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficiency), and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the consolidated result of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mao & Company CPAs, Inc.
New York, New York
March 6, 2009 – except for discontinued operation disclosure in note 18 and the related reclassification presentation in the financial statements, for which the date is March 27, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Kiwa Bio-Tech Products Group Corporation:

We have audited the accompanying consolidated balance sheets of Kiwa Bio-Tech Products Group Corporation and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated financial statements of Kiwa Bio-Tech Products Group Corporation and subsidiaries for the year ended December 31, 2008 were audited by other auditors whose report dated March 6, 2009 (except for discontinued operation disclosure in note 18 and the related reclassification presentation in the financial statements, for which the date is March 27, 2010.) expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kiwa Bio-Tech Products Group Corporation and subsidiaries as of December 31, 2009, the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of $16,394,930 as of December 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ AGCA, Inc.

Arcadia, California
March 29, 2010

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$28,765	$18,609
Accounts receivable, net	2,441	83,836
Inventories	6,717	55,447
Prepaid expenses	-	6,889
Prepayment for fertilizer trade	-	2,955,550
Other current assets	131,674	62,290
Current assets of discontinued operation	385	727,633
Total current assets	169,982	3,910,254
Property, Plant and Equipment
Buildings	1,243,137	1,241,972
Machinery and equipment	565,745	565,218
Automobiles	81,467	81,390
Office equipment	99,159	99,071
Computer software	21,186	21,166
Property, plant and equipment - total	2,010,694	2,008,817
Less: accumulated depreciation	(688,617)	(568,988)
Less: impairment on long-lived assets	(1,066,594)	(542,285)
Property, plant and equipment - net	255,483	897,544
Construction in progress	-	71,887
Intangible asset - net	-	151,231
Deferred financing costs	-	47,793
Deposit to purchase proprietary technology	-	126,443
Property, plant and equipment of discontinued operation	-	118,542
Total assets	$425,465	$5,323,694
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$279,248	$382,714
Advances from customers	13,107	146,241
Construction costs payable	290,429	297,472
Due to related parties - trade	351,484	3,189,653
Due to related parties - non-trade	1,819,507	897,070
Convertible notes payable, net	1,518,171	1,273,391
Salary payable	493,153	301,892
Taxes payable	85,937	16,179
Penalty payable	595,277	152,750
Current portion of long-term liabilities	4,253	3,857
Other payable	997,021	690,194
Current liabilities of discontinued operation	105,515	558,897
Total current liabilities	6,553,102	7,910,310
Long-term liabilities, less current portion
Unsecured loans payable	1,684,192	1,682,615
Bank notes payable	7,671	11,881
Long-term convertible notes payable - net	112,917	112,917
Total long-term liabilities	1,804,780	1,807,413

Shareholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 and 139,399,206 shares at December 31, 2009 and 2008	400,000	139,399
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	10,269,855
Stock-based compensation reserve	-	(135,843)
Deficit accumulated	(16,394,930)	(14,706,710)
Accumulated other comprehensive income (deficiency)	(30,824)	(26,787)
Total Kiwa shareholders’ deficiency	(7,932,417)	(4,460,086)
Non-controlling interest	-	66,057
Total deficiency	(7,932,417)	(4,394,029)
Total liabilities and shareholders' deficiency	$425,465	$5,323,694

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(AUDITED)

	Year Ended December 31,
	2009	2008
Net sales	$38,292	$226,869
Cost of sales	32,201	166,834
Gross profit	6,091	60,035

Operating expenses
Consulting and professional fees	271,042	358,142
Officers’ compensation	230,214	240,993
General and administrative	1,164,733	914,539
Selling expenses	75,994	44,568
Research and development	192,103	192,977
Depreciation and amortization	145,315	122,172
Allowance for doubtful accounts	-	26,094
Total operating expenses	2,079,401	1,899,485
Operating loss	(2,073,310)	(1,839,450)

Loss from disposal of obsolete inventory	(55,183)	(192,798)
Loss from impairment of long-lived assets	(804,780)	(639,492)
Interest expense	(532,626)	(753,917)
Other income	77,790	-
Loss from continuing operations	(3,388,109)	(3,425,657)

Loss from discontinued operation	(392,512)	(258,164)

Net loss	(3,780,621)	(3,683,821)
Net loss attributable to non-controlling interest	66,092	51,633
Net loss attributable to Kiwa shareholders	(3,714,529)	(3,632,188)

Other comprehensive loss
Translation adjustment	(4,037)	(24,195)
Comprehensive loss	$(3,718,566)	$(3,656,383)

Net (loss) per common share - basic and diluted -contiuing operations	$(0.010)	$(0.037)
Net (loss) per common share - basic and diluted -discontiued operations	(0.001)	(0.003)
Weighted average number of common shares outstanding-basic and diluted	351,197,778	93,624,204

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(AUDITED)

	Kiwa Shareholders
	Common Stock		Additional Paid-in Capital	Stock-based Compensation Reserve	Accumulated Deficits	Other Comprehensive Deficiency	Non-controlling interest	Total
	Shares	Amount
Balance, December 31, 2007	81,519,676	81,520	9,217,876	(307,053)	(11,074,522)	(2,592)	110,838	(1,973,933)
Issuance of 140,000 shares of common stock to an Investor Relations consultant on February 27, 2008	140,000	140	19,460	-	-	-	-	19,600
Issuance of 5,000,000 shares of common stock to an investor for the consideration of $650,000 on March 14, 2008	5,000,000	5,000	645,000	-	-	-	-	650,000
Issuance of common stock for conversion of principal and interest of 6% Notes during fiscal year ended December 31, 2008	52,739,530	52,739	387,519	-	-	-	-	440,258
Amortizaton of fair value of warrants issued to a financing consultant during fiscal year ended December 31, 2008	-	-	-	77,181	-	-	-	77,181
Amortization of fari value of employee stock options granted in 2006	-	-	-	94,029	-	-	-	94,029
Net loss for the fiscal year ended December 31, 2008	-	-	-	-	(3,632,188)		-	(3,632,188)
Foreign currency translation difference	-	-	-	-	-	(24,195)	(45,113)	(69,308)
Net loss attributible to non-controlling interest	-	-	-	-	-	-	332	332
Balance, December 31, 2008 (as previously reported)	139,399,206	$139,399	$10,269,855	$(135,843)	$(14,706,710)	$(26,787)	$66,057	$(4,394,029)
Cumulative effective of reclassification of warrants under ASC Topic 815	-	-	(2,026,309)	-	2,026,309	-	-	-
Balance, January 1, 2009, as adjusted	139,399,206	$139,399	$8,243,546	$(135,843)	$(12,680,401)	$(26,787)	$66,057	$(4,394,029)
Issuance of 75,000 shares of common stock to a legal service provider as compensation on January 8, 2009	75,000	75	5,925	-	-	-	-	6,000
Issuance of 140,000 shares of common stock to an Investor Relations consultant on February 18, 2009	140,000	140	-	-	-	-	-	140
Issuance of 100,000 shares of common stock to an Investor Relations consultant on February 23, 2009	100,000	100	-	-	-	-	-	100
Issuance of common stock for conversion of principal of 6% Notes during twelve months ended December 31, 2009	260,285,794	260,286	(156,134)	-	-	-	-	104,152
Amortizaton of fair value of warrants issued to a financing consultant during twelve months ended December 31, 2009	-	-	-	46,380	-	-	-	46,380
Amortization of fari value of employee stock options granted in 2006	-	-	-	89,463	-	-	-	89,463
Net loss attributable to Kiwa shareholders for the twelve months ended December 31, 2009	-	-	-	-	(3,714,529)	-	-	(3,714,529)
Foreign currency translation difference	-	-	-	-	-	(4,037)	35	(4,002)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(66,092)	(66,092)
Balance, December 31, 2009	400,000,000	$400,000	$8,093,337	-	$(16,394,930)	$(30,824)	-	$(7,932,417)

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss attributable to Kiwa shareholders	$(3,714,529)	$(3,632,188)
Net loss from discontinued operations, net of income taxes	326,421	206,531
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201,984	317,379
Impairment loss on long-lived assets	908,926	639,492
Amortization of detachable warrants, options and stocks as compensation	538,808	844,069
Provision for doubtful debt and inventory impairment	(1,544)	275,613
Provision for penalty payable	442,527	152,750
Non-controlling interest	(66,092)	(51,633)
Changes in operating assets and liabilities:
Accounts receivable	544,601	(102,577)
Inventories	290,076	273,745
Prepaid expenses	20,450	(7,669)
Prepayment to supplier - fertilizer trade	-	(2,955,550)
Other current assets	(57,976)	(6,060)
Accounts payable	(612,195)	420,938
Salary payable	247,646	-
Taxes payable	69,714	-
Advances from customers	(146,182)	(10,353)
Due to related parties-trade	147,908	57,352
Other payable	293,224	-
Advances from related party - fertilizer trade	-	2,955,550
Net cash used in operating activities	(566,233)	(622,611)

Cash flows from investing activities:
Purchase of property and equipment	(7,320)	(48,111)
Net cash used in investing activities	(7,320)	(48,111)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	650,000
Proceeds from related parties	1,009,844	802,574
Repayment to related parties	(87,407)	(545,353)
Repayment of long-term borrowings	(4,220)	(5,606)
Net cash provided by financing activities	918,217	901,615
Effect of exchange rate changes on cash and cash equivalents	(8,075)	(66,088)

Cash flows from discontinued operations
Net cash (used in) discontinued operating activities	(326,433)	(212,136)
Net cash provided by discontinued investing activites	-	5,863
Net cash (used in) discontinued financing activites	-	-

Cash and cash equivalents:
Net increase (decrease)	10,156	(41,468)
Balance at beginning of year	18,609	60,077
Balance at end of year	$28,765	$18,609

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$1,360	$1,008
Cash paid for income taxes	$-	$-

Non-cash operating, investing and financing activities:
Issuance of common stock for conversion of convertible notes payable and interest	104,152	440,258
Issuance of stock as compensation to consultants	6,000	19,600
Conversion of accrued interests into principal	-	112,917
Setoff of prepayment for fertilizer trade against due to related parties (see Note 10(2))	2,957,107	-

SEE ACCOMPANYING NOTES

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

Notes to Consolidated Financial Statements

1.	Description of Business and Organization

Organization – The Kiwa Bio-Tech Products Group Corporation (“the Company”) is the result of a share exchange transaction accomplished on March 12, 2004 between the shareholders of Kiwa Bio-Tech Products Group Ltd. (“Kiwa BVI”), a company originally organized under the laws of the British Virgin Islands on June 5, 2002 and Tintic Gold Mining Company (“Tintic”), a corporation originally incorporated in the state of Utah on June 14, 1933 to perform mining operations in Utah.  The share exchange resulted in a change of control of Tintic, with former Kiwa BVI stockholders owning approximately 89% of Tintic on a fully diluted basis and Kiwa BVI surviving as a wholly-owned subsidiary of Tintic.  Subsequent to the share exchange transaction, Tintic changed its name to Kiwa Bio-Tech Products Group Corporation.  On July 21, 2004, the Company completed its reincorporation in the State of Delaware.

The Company has established two subsidiaries in China: (1) Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) in 2002 and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006.  The following chart summarizes the Company’s organizational and ownership structure.

Business – The Company’s business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China.  The Company has acquired technologies to produce and market bio-fertilizer and also is developing a veterinary drug based on AF-01 anti-viral aerosol technology.

Going Concern and Management Plan - The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values.

As of December 31, 2009, the Company had cash of $28,765, current ratio of 0.03 and quick ratio of 0.005.  The Company had an accumulated deficit of $16,394,930 and incurred net loss attributable to Kiwa shareholders of $3,714,529 and $3,632,188 during the years ended December 31, 2009 and 2008, respectively.  This trend is expected to continue.  These factors cast substantial doubt about the Company’s ability to continue as a going concern.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

In addition, during the year ended December 31, 2009, Challenge Feed, the 20% minority shareholder of Kiwa Tianjin, without the Company’s prior permission, transferred titles to machinery and equipment as well as inventories of Kiwa Tianjin to its own creditors to settle its own debts.  On December 22, 2009, Kiwa Tianjin filed a lawsuit against Challenge Feed in the local court of Wuqing District, Tianjin, where Kiwa Tianjin is domiciled.  In the lawsuit, Kiwa Tianjin asserted that Challenge Feed unlawfully disposed of the assets held by Kiwa Tianjin. Whilst the lawsuit is in process, Kiwa Tianjin has been unable to carry on the normal business and has classified bio-enhanced feed business through Kiwa Tianjin as discontinued operations.

Management is in the course of sourcing additional capital and considering ways to restructure or adjust the Company’s operations and product mix so as to increase profit margins in the future.  However, there is no guarantee that these actions will be successful.

These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summaries of Significant Accounting Policies

Principle of Consolidation - These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Kiwa BVI and Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”), and also its majority-owned subsidiary, Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”).  All significant inter-company balances or transactions are eliminated on consolidation.

Basis of Preparation - The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”).

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

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

Foreign Currency Translation -.The Company uses United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes.  However, the Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted.  In general, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of December 31,
	2009	2008
Balance sheet items, except for equity accounts	6.8282	6.8346

	Twelve months ended December 31,
	2009	2008
Items in the statements of income	6.8310	6.9480

Advertising Costs - The Company charges all advertising costs to expense as incurred.  The total amounts of advertising costs charged to selling, general and administrative expense were $44,988 and $9,517 for the years ended December 31, 2009 and 2008, respectively.

Research and Development Costs - Research and development costs are charged to expense as incurred.  During the years ended December 31, 2009 and 2008, research and development costs were $192,103 and $192,977, respectively.

Shipping and Handling Costs - Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs for the years ended December 31, 2009 and 2008 were $5,999 and $12,758, respectively.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss attributable to Kiwa shareholders by the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per common share includes dilutive effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable).  These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive.  Accordingly, basic and diluted loss per common share is the same for all periods presented.  As of December 31, 2009, potentially dilutive securities aggregated 1,467,435,018 shares of common stock.

Reclassification from Prior Period Financial Statements - The balance sheet as of December 31, 2008 and the statements of operations and cash flow have been reclassified to reflect the discontinued operations (see Note 18) and to conform to the current year presentation.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009.

Recent accounting pronouncement adopted
In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did no change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of these revised provisions had no impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses., This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, "Effective Date of FASB Statement 157"), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51"), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement.  The adoption of the provisions in this ASC did not have a material impact on the Company’s Consolidated Financial Statements.

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

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. FSP The adoption of ASC 805-20 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments"), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"). Under  ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

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

In January 2010, the FASB issued the following ASC Updates:

•            ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

•            ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

•            ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

3.	Accounts Receivable

The following table sets forth gross amount, bad-debt allowance and net amount of accounts receivable as of December 31, 2009 and 2008, repectively.

Item	December 31, 2009	December 31, 2008
Accounts receivables - gross	$2,441	$380,035
Write-off for doubtful accounts	-	(296,199)
Accounts receivables - net	$2,441	$83,836

4.	Prepayment for fertilizer trade

On November 25, 2008, Kiwa Shandong and Oriental Chemical Industrial Corp., Ltd. (the “Oriental Chemical”) entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Purchase Agreement”) pursuant to which Oriental Chemical will sell to Kiwa Shandong 6,700 tons of chemical fertilizer products at the tentative price of RMB3,000 per ton.  Under this agreement, Kiwa Shandong prepaid $2,955,550 to Oriental Chemical.  As of December 20, 2009, Kiwa Shandong did not purchase any chemical fertilizer under the Chemical Fertilizer Purchase Agreement. Please also refer to Note 10 “Related Party Transaction – Kangtai – Fertilizer trade” section below.

On December 12, 2008, Kiwa Shandong and Kangtai entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Sales Agreement”) pursuant to which, Kiwa Shandong will sell to Kangtai 6,700 tons of chemical fertilizer products at the tentative price of RMB 3,130 per ton.  Under this agreement, Kangtai prepaid to Kiwa Shandong $2,957,973.  As of December 20, 2009, Kiwa Shandong did not sell any chemical fertilizer to Kangtai under the Chemical Fertilizer Sales Agreement.

On December 20, 2009, Kiwa Shandong, Oriental Chemical and Kangtai had entered into “Chemical Fertilizer Sales Termination Agreement,” (the “Chemical Fertilizer Termination Agreement”) pursuant to which Oriental Chemical and Kiwa Shandong confirmed that Chemical Fertilizer Purchase Agreement has been terminated.  Kiwa Shandong and Kangtai also confirmed that Chemical Fertilizer Sales Agreement was also terminated.  After the Chemical Fertilizer Termination Agreement took effect, Kiwa Shandong will no longer have any responsibilities nor interests under Chemical Fertilizer Purchase Agreement and Chemical Fertilizer Sales Agreement.

5.	Property, Plant and Equipment

The total gross amount of property, plant and equipment was $2,010,694 and $2,008,817 as of December 31, 2009 and 2008, respectively.

The building is on a piece of land the use right of which was granted to Kiwa Bio-Tech Products (Shandong) Co., Ltd. ("Kiwa Shandong) by local government free for 10 years. Then for another 20 years on a fee calculated according to Kiwa Shandong's net profit. Since Kiwa Shandong did not generate any net profit, no fee is payable.

Depreciation expense was $119,096 and $153,019 for the years ended December 31, 2009 and 2008, respectively.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

Impairment on long-lived assets was $523,801 and $542,285 for the years ended December 31, 2009 and 2008, respectively.

All of our property, plant and equipment have been held as collaterals to secure the 6% Notes (See Note 12 below).

6.	Intangible Assets

The Company’s intangible asset as of December 31, 2009 consisted of a patent as follows:

Amortization Year	Gross carrying value	Accumulated amount of amortization	Impairment on Intangible Assets	Net Value at December 31, 2009
8.5	$592,901	$413,004	$179,897	$	nil

This patent is held as collateral to secure the 6% Notes (See Note 12 below).

7.	Deferred Financing Costs

The financing costs relating to 6% Notes (See Note 15 below) were nil and $47,793 as of December 31, 2009 and 2008, respectively.  These costs consist of financing commission paid to an investment bank, legal service fees, insurance premium and other related costs. The costs are being amortized over the three-year term of the 6% Notes, starting at various dates of each tranche of 6% Notes in 2006.

8.	Deposit to Purchase the Proprietary Technology

The balance of $126,443 as of December 31, 2008 is partial payment of the first installment of the transfer fee for the Anti-viral Aerosol technology pursuant to a Technology Transfer Agreement dated May 8, 2006 (See Note 17 below).  Since the Company did not make full payment for the first installment of consideration, the deposit to purchase proprietary technology had been charged to expenses.

9.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of bio-fertilizer facility in Shandong.  The balance of construction costs payment on December 31, 2009 and 2008 was $290,429 and $297,472, respectively.

10.	Related Party Transactions

Amounts due to related parties consisted of the following as of December 31, 2009 and December 31, 2008:

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

	Nature	Notes	December 31, 2009	December 31, 2008
Item
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$1,693,036	$837,347
Kangtai International Logistics (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(45,029)	(57,277)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	171,500	117,000
Subtotal			$1,819,507	$897,070

Kiwa-CAU R&D Center	Trade	(4)	351,484	234,103
Kangtai International Logistics (Beijing) Co., Ltd.		(2)	-	2,955,550
Subtotal			$383,513	$3,190,872
Total			$2,203,020	$4,087,942

(1) Mr. Li

Mr. Li is the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company.

Advances and Loans

As of December 31, 2008, the balance due to Mr. Li was $837,347.  During the year ended December 31, 2009, Mr. Li advanced $943,096 to the Company and was repaid $87,407.  As of December 31, 2009, the balance due to Mr. Li was $1,693,036.  Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

Motor Vehicle Lease

In December 2004, the Company entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle.  The monthly rental payment is $2,200.  The Company has extended this lease agreement with Mr. Li to the end of fiscal year 2010.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes  (See Note 12 below).

(2) Kangtai

Non-trade
Kangtai International Logistics (Beijing) Co., Ltd., formerly named China Star Investment Management Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kantai.

The balance due from Kangtai on December 31, 2008 was $57,277.  During twelve months ended December 31, 2009, Kangtai has repaid $12,248 to the Company.  As of December 31, 2009, the balance due from Kangtai was $45,029.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

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

On December 20, 2009, Kiwa Shandong, Oriental Chemical and Kangtai had entered into “Chemical Fertilizer Sales Termination Agreement,” (the “Chemical Fertilizer Termination Agreement”) pursuant to which Oriental Chemical and Kiwa Shandong confirmed that Chemical Fertilizer Purchase Agreement has been terminated.  Kiwa Shandong and Kangtai also confirmed that Chemical Fertilizer Sales Agreement was also terminated.  After the Chemical Fertilizer Termination Agreement took effect, Kiwa Shandong will no longer have any responsibilities nor interests under Chemical Fertilizer Purchase Agreement and Chemical Fertilizer Sales Agreement.  Kiwa Shandong, Oriental Chemical and Kangtai had confirmed that prepayment by Kangtai to Kiwa Shandong under the Chemical Fertilizer Sales Agreement and the prepayment by Kiwa Shandong to Oriental Chemical under the Chemical Fertilizer Purchase Agreement has been set off.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

As of December 31, 2008, the amount due to Ms. Wang was $117,000.  During the year ended December 31, 2009, Ms. Wang has advanced $54,500 to the Company.  As of December 31, 2009, balance due to Ms. Wang was $171,500.  Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

In November 2006 Kiwa and China Agricultural University (the “CAU”) agreed to jointly set up a new research and development center, named Kiwa-CAU R&D Center.  The term of the agreement was ten years commencing from July 1, 2006.

Pursuant to the agreement, Kiwa agree to invest RMB 1 million (approximately $146,300) each year to fund research at Kiwa-CAU R&D Center.  Prof. Qi Wang, director of the Company, is also the director of Kiwa-CAU R&D Center.  The agreement also stipulated that the Kiwa-CAU R&D Center shall complete the following tasks each year:

●	Three new technological achievements get patented;
●	Two technological achievements pass the provincial level or ministerial level scientific and technological achievements qualification;
●	Develop two new products which can be commercialized..

During the fiscal year 2009, Kiwa-CAU R&D Center had concentrated on the following filed of works:
1.	Screening of growth-promoting bacteria;

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

2.	Screening of bio-control bacteria;
3.	Screening of environmental microbiology;
4.	Studies on fermentation technology and related production process;
5.	Analysis of soil and fertilizer nutrients and fertilization program development;
6.	Organic Fertilizer Application Techniques; and
7.	Technical training and services.

During fiscal 2009, Kiwa-CAU R&D Center had successfully isolated forty-one strains of endophytic bacillus from plants. A number of strains had been observed to have the capability of boosting crop yield, dispelling chemical pesticide residual from soil.  These strains could be used for not only developing new biological preparation but also environmental protection preparation.

Management has assessed Kiwa-CAU R&D center’s performance for the fiscal year ended December 31, 2009; it is believed that Kiwa-CAU R&D center has achieved its goals.

As of December 31, 2008, the outstanding balance due to Kiwa-CAU R&D Center was $234,103.  During the year ended December 31, 2009, the Company paid $29,290 to Kiwa-CAU R&D Center.  As of December 31, 2009, the outstanding balance due to Kiwa-CAU R&D Center was $351,484.

11.	Unsecured Loans Payable

The balance of unsecured loans payable was $1,684,192 and $1,682,615 as of December 31, 2009 and December 31, 2008, respectively.  The movements from the balances at December 31, 2008 to December 31, 2009 arose from the effect of changes in the exchange rates prevailing at the balance sheet dates.  Unsecured loans payable consisted of the following at December 31, 2009 and December 31, 2008:

Item	December 31, 2009	December 31, 2008

Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,318,063	$1,316,829

Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	366,129	365,786
Total	$1,684,192	$1,682,615

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

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

According to the Company’s project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Under the agreement, the Company has the option to pay a fee of RMB480,000 ($70,297) per acre for the land use right after the 10-year period.  The Company may not transfer or pledge the temporary land use right.  The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of December 31, 2009, the Company invested approximately $1.91 million for the property, plant and equipment of the project.

12.	Long-Term Convertible Notes Payable

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

To enable reservation of a sufficient amount of authorized shares that may be issued pursuant to conversion of the 6% Notes and exercise of the Warrants, the Purchase Agreement required the Company to amend its Certificate of Incorporation to increase the number of authorized shares of common stock.  At the annual meeting for 2006, which was held on September 12, 2006, a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock, from 100,000,000 shares to 200,000,000 shares was approved by the required vote of our stockholders.  At the annual meeting held for 2008 on December 30, 2008 we further amended our Certificate of Incorporation by increasing the number of authorized shares of common stock from 200,000,000 to 400,000,000.  At our annual meeting for 2009, which was hold on December 28, 2009, the proposal of further amend the Certificate of Incorporation to increase the number of authorized shares from 400,000,000 to 800,000,000 was not approved by stockholders.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per months plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants.  Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of December 31, 2009, the Company has accrued a total amount of $595,277 penalty, which was included in general and administrative expenses. .

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

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which will be due on January 31, 2011.  Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far.  As of December 31, 2009, the outstanding principal balance on the 2% Notes was $112,917.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

On September 25 and October 7, 2008, the Company entered into an agreement with the Purchasers to redeem all of the 6% Notes and 2% Notes.  Under the redemption agreement, the Purchasers agreed to waive their participation right with respect to any new financing that closes before October 31, 2008, and suspend conversions of principal and interest under the 6% Notes and 2% Notes from September 25 to October 31, 2008.  The Company agreed to redeem the notes for a specified price if a new financing was completed before October 31, 2008.  Under the redemption agreement, if the Company failed to redeem the notes by October 31, 2008, the 6% Notes and 2% Notes would be automatically amended to remove limitations on the Purchasers’ right to convert under the 6% Notes and 2% Notes no more than (1) $120,000 per calendar month; and (2) the average daily dollar volume calculated during the ten (10) business days prior to a conversion, per conversion.

On October 27, 2008, the Company had informed the Purchasers that the Company would not be able to redeem the 6% Notes and the 2% Notes due to failure to close an anticipated new financing.  Therefore, the amendment to 6% Notes and 2% Notes took effective and the Purchasers resumed conversion.

During twelve months ended December 31, 2009, the Purchasers converted $104,152 principal and nil interest into 260,285,794 shares of common stocks.  As of December 31, 2009, face amount of convertible notes outstanding was $1,518,171.

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

13.	Equity-Based Transactions

During the year ended December 31, 2009, the Company effected the following equity-based transactions:
a)	Expenses paid by issuance of common stocks:
i. Issuance of 75,000 shares as partial settlement of legal fees on January 8, 2009.
Shares of the Company during the year were rarely traded at around par value and accordingly, the agreed price of $0.08 is adopted as the fair value of this transaction.

ii. Issuance of 240,000 shares as partial settlement of investor relationship consulting fees on February 18 and 23, 2009 in accordance of an agreement dated July 1, 2008.
Shares of the Company during the year were rarely traded at around par value and accordingly, the par value is adopted as the fair value of these transactions.

Fair values of the above transactions were accounted for as expenses during the year.

b)	Convertible notes of $104,152 were converted, under difference periods of fewer than 10% of total issued capital each occasion, into 260,285,794 common stocks.

After the above transactions, the Company’s issued and outstanding common stocks increased to 400,000,000 shares as of December 31, 2009.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

14.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan.  During fiscal 2007 and 2008, 362,100 and 222,500 stock options were returned to the Company when the holders separated from the Company without exercising the options.  As of December 31, 2009, 1,232,600 options were outstanding.  As of December 31, 2009, none of the stock options were exercised.

The exercise price of all of our outstanding options was $0.175 per share, equal to the closing price of our common stock on December 12, 2006.  On each of the first and second anniversaries of the grant date, 33% percent of the options will become exercisable.  On the third anniversary of the grant date, 34% of the options will become exercisable.

The Company has adopted ASC Topic 718 effective as of January 1, 2006.  The fair value of the options granted at the grant date was determined to be $320,154 (approximately $0.16 per share), calculated pursuant to the Black-Scholes option pricing model.  The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method.  Unamortized fair value of stock options granted to those who separated from the Company has been charged to expense, while the options returned to the Company.  During the twelve months ended December 31, 2009 and 2008, $89,463 and $94,028 was charged to expense, respectively.

15.	Segment Reporting

Our principal business is bio-fertilizer for fiscal 2008.  We used to engage in livestock feed business and chemical fertilizer trade business.  At the end of fiscal year 2009, we made arrangements to terminate all agreements related to chemical fertilizer trade.  At the end of fiscal 2009, we classified livestock feed business as discontinued operation.  Management believes that the following table highlights relevant information to the chief operation decision makers for measuring business performances and financing needs and preparing the corporate budget and other items.  As most of the Company’s customers are located in China, no geographical segment information is presented.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

Item	Bio-fertilizer	Livestock Feed (Discontined)	Chemical Fertilizer Trade (1)	Corporate (2)	Total
Fiscal Year Ended December 31, 2009
Net sales	$38,292	$-	$-	$-	$38,292
Gross profit	6,091	-	-	-	6,091
Operating expenses	424,735	-	-	1,654,666	2,079,401
Operating loss	(418,644)	-	-	(1,654,666)	(2,073,310)
Loss from disposal of obsolete inventory	(55,183)	-	-	-	(55,183)
Loss from impairment of long-lived assets	(678,337)	-	-	(126,443)	(804,780)
Interest income (expense)	(246)	-	-	(532,380)	(532,626)
Other income	5,856	-	-	71,934	77,790
Non-controlling interest	-	-	-	-	-
Net loss attributable to Kiwa shareholders	$(1,146,554)	$-	$-	$(2,241,555)	$(3,388,109)

Total assets as of December 31, 2009	$252,638	$385	$-	$172,442	$425,465

Fiscal Year Ended December 31, 2008
Net sales	$226,869	$-	$-	$-	$226,869
Gross profit	60,035	-	-	-	60,035
Operating expenses	360,320	-	2,323	1,536,842	1,899,485
Operating loss	(300,285)	-	(2,323)	(1,536,842)	(1,839,450)
Loss from disposal of obsolete inventory	(192,798)	-	-	-	(192,798)
Loss from impairment of long-term assets	(639,492)	-	-	-	(639,492)
Interest income (expense)	(438)	-	-	(753,479)	(753,917)
Non-controlling interest	-	-	-	-	-
Net loss attributable to Kiwa shareholders	$(1,133,013)	$-	$(2,323)	$(2,290,321)	$(3,425,657)

Total assets as of December 31, 2008	$1,223,645	$846,175	$2,955,550	$298,324	$5,323,694

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

16.	Income Tax

There is no provision (benefit) for income taxes for the years ended December 31, 2009 and 2008 since the Company and its subsidiaries have incurred operating losses and have established a valuation allowance equal to the total deferred tax asset.

The loss generated in the U.S., British Virgin Islands and China (Kiwa Shandong and Kiwa Tianjin) before income taxes in 2009 and 2008, respectively, was as follows:

	Years Ended December 31,
	2009	2008
Income (Loss) in U.S. before income taxes	$(1,483,597)	$(1,228,183)
Income (Loss) in British Virgin Islands before income taxes	(120,000)	(120,000)
Income (Loss) in Kiwa Shandong before income taxes	(1,784,512)	(2,093,534)
Income (Loss) in Kiwa Tianjin before income taxes	(326,420)	(190,471)
Total	$(3,714,529)	$(3,632,188)

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

The tax effect of temporary differences and operating loss carryforwards is as follows as of December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$1,311,782	$1,130,492
Allowance for doubtful accounts receivable	0	50,529
Value difference of intangible assets	0	27,987
Impairment of inventories	8,277	28,920
Impairment of long-lived asset	101,751	73,239
Accrued expenses	137,285	40,286
	1,559,095	1,351,453
Deferred tax liabilities
Prepaid expenses	0	(375)
Deferred financing cost	0	(7,169)
	0	(7,544)

Valuation allowance	(1,559,095)	(1,343,909)

Net deferred tax assets	$-	$-

In accordance with the current tax laws in China, Kiwa Shandong and Kiwa Tianjin would normally be subject to a corporate income tax rate of 25% on its taxable income. However, in accordance with the relevant income laws in China, Kiwa Shandong and Kiwa Tianjin are exempt from corporate income taxes for their first two profitable years and are entitled to a 50% tax reduction for the succeeding three years.  After the Enterprise Income Tax Law of the PRC promulgated on March 16, 2007 took effect as of January 1, 2008, fiscal year 2009 shall be regarded as the second profitable year for determining eligibility of these benefits even if Kiwa Shandong or Kiwa Tianjin have not been profitable in 2009. Kiwa Shandong and Kiwa Tianjin have not provided for any corporate income taxes since they had no taxable income for the years ended December 31, 2009 and 2008. The difference between the effective income tax rate and the expected statutory rate for Kiwa Shandong and Kiwa Tianjin was as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Statutory rate	25.0%	25.0%
Income tax holiday	(25.0)%	(25.0)%
Effective income tax rate	-	-

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

17.	Commitments and Contingencies

The Company has the following material contractual obligations:

(1)           Operating lease commitments

The Company leased an office in Beijing on July 15, 2007.  The operating lease agreement will expire at January 14, 2010.  The monthly rental payment for the office is RMB 96,074 (approximately $14,068).  Rent expense under the operating leases for the twelve months ended December 31, 2009 and 2008 was $153,759 and $132,000, respectively.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

Lease commitments under the foregoing lease agreements are as follows:

Fiscal Year	Amount
2010	$6,027
2011	-
2012	-
2013	-
2014	-
Thereafter	-
Total	$6,027

(2)           Technology acquisition

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

During the year ended December 31, 2009, no payment was made to JKB.  The Company is still pursuing to acquire AF-01 technology and develop veterinary drug product based on this technology.  There were no changes to the terms of the Technology Transfer Agreement.

(3)           Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $146,451) each year to fund research at the R&D Center.  The term of this Agreement is ten years starting from July 1, 2006.  Qi Wang, one of our director commencing in July 2007 acts as Director of Kiwa-CAU R&D Center since July 2006.

(4)           Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2009, the Company had invested approximately $1.91 million for the project.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

(5)           PRC employee costs

According to the prevailing laws and regulations of the PRC, the Company’s subsidiaries in the PRC are required to cover its employees with medical, retirement and unemployment insurance programs.  Management believes that due to the transient nature of its employees, they do not need to provide all employees with such social insurances, and have not paid the social insurances for all employees.

In the event that any current or former employee files a complaint with the PRC government, the Company's subsidiaries may be subject to making up the social insurances as well as administrative fines.  As the Company believes that these fines would not be material, no provision has been made in this regard.

18.	Discontinued Operation

In accordance with the provisions of ASC topic 360 (formerly SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the disposal of our bio-enhanced feed business segment is presented as assets and liabilities of a discontinued operation in the accompanying consolidated financial statements.

The consolidated balance sheets at December 31, 2009 and 2008 were updated to reflect the assets and liabilities of the bio-enhanced feed business segment as a discontinued operation. The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$385	$377
Accounts receivable - net	-	406,224
Inventories - net	-	296,339
Prepaid expenses	-	13,551
Other current assets	-	11,142
Property, plant and equipment - net	-	118,542
Total assets	$385	$846,175

Liabilities
Accounts payable	-	$514,238
Advances from customers	-	12,959
Due to related-parties-trade	32,029	1,219
Salary payable	73,486	16,972
Other payable	-	13,509
Total liabilities	$105,515	$558,897

The income statement for the year ended December 31, 2008 was adjusted to reflect the bio-enhanced feed business segment as a discontinued operation. The following results of operations of bio-enhanced feed business are presented as a loss from a discontinued operation in the consolidated statements of operations:

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

	Fiscal year ended December 31,
	2009	2008
Net sales	$3,615,860	$8,948,868
Gross profit	55,636	157,483
Operating expenses	115,758	415,608
Operating loss	(60,122)	(258,125)
Interest expense	-	(39)
Impairment on long-lived assets	(104,146)	-
Loss from discontinued operation	(228,244)	-
Non-controlling interest	66,092	51,633
Net loss from discontinued operations	$(326,420)	$(206,531)

During the year ended December 31, 2009, Challenge Feed, the 20% minority shareholder of Kiwa Tianjin, without our prior permission, transferred titles to machinery and equipment as well as inventories of Kiwa Tianjin to its own creditors to settle its own debts. On December 22, 2009, Kiwa Tianjin filed a lawsuit against Challenge Feed in the local court of Wuqing District, Tianjin, where Kiwa Tianjin is domiciled.  In the lawsuit, Kiwa Tianjin asserted that Challenge Feed unlawfully disposed of the assets held by Kiwa Tianjin.  The local court is currently reviewing the complaint and related documents filed with it.  Assets disposed by Challenge Feed includes inventory amounting to $221,848 and fixed assets at the amount of $104,190.   As a result, Kiwa Tianjin could no longer use its assets including machinery and inventory in its normal course of operation.  As of December 31, 2009, the Company has classified its bio-enhanced feed business through Kiwa Tianjin as discontinued operations.