Form 10-Q
period 2010-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2010-05-13
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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
(Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 10, 2010
Common Stock, $0.001 par value per share	400,000,000 shares

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$46,902	$28,765
Accounts receivable	2,441	2,441
Inventories	1,849	6,717
Prepaid expenses	2,747	-
Other current assets	133,074	131,674
Current assets of discontinued operation	385	385
Total current assets	187,398	169,982
Property, Plant and Equipment
Buildings	1,243,482	1,243,137
Machinery and equipment	565,904	565,745
Automobiles	81,490	81,467
Office equipment	99,188	99,159
Computer software	21,192	21,186
Property, plant and equipment - total	2,011,256	2,010,694
Less: accumulated depreciation	(717,563)	(688,617)
Less: impairment on long-lived assets	(1,066,891)	(1,066,594)
Property, plant and equipment - net	226,802	255,483
Total assets	$414,200	$425,465
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$309,969	$279,248
Advances from customers	13,111	13,107
Construction costs payable	260,065	290,429
Due to related parties - trade	344,257	351,484
Due to related parties - non-trade	2,181,873	1,819,507
Convertible notes payable	1,631,088	1,518,171
Salary payable	539,790	493,153
Taxes payable	104,782	85,937
Penalty payable	712,860	595,277
Current portion of long-term liabilities	4,358	4,253
Other payable	921,292	997,021
Current liabilities of discontinued operation	105,545	105,515
Total current liabilities	7,128,990	6,553,102
Long-term liabilities, less current portion
Unsecured loans payable	1,684,661	1,684,192
Bank notes payable	6,552	7,671
Long-term convertible notes payable	-	112,917
Total long-term liabilities	1,691,213	1,804,780

Shareholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at March 31, 2010 and December 31, 2009	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Deficit accumulated	(16,866,463)	(16,394,930)
Accumulated other comprehensive deficiency	(32,877)	(30,824)
Total Kiwa shareholders’ deficiency	(8,406,003)	(7,932,417)
Non-controlling interest	-	-
Total deficiency	(8,406,003)	(7,932,417)
Total liabilities and shareholders' deficiency	$414,200	$425,465

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$78,787	$8,890
Cost of sales	47,152	8,364
Gross profit	31,635	526

Operating expenses
Consulting and professional fees	40,762	52,766
Officers’ compensation	38,254	72,386
General and administrative	296,106	251,544
Selling expenses	2,142	3,710
Research and development	46,222	48,116
Depreciation and amortization	19,858	35,993
Allowance for doubtful accounts	-	47,370
Total operating expenses	443,344	511,885
Operating loss	(411,709)	(511,359)

Interest expense	(59,824)	(205,614)
Loss from continuing operations	(471,533)	(716,973)

Loss from discontinued operation	-	(126,440)

Net loss	(471,533)	(843,413)
Net loss attributable to non-controlling interest	-	25,288
Net loss attributable to Kiwa shareholders	(471,533)	(818,125)

Other comprehensive loss
Translation adjustment	(2,053)	296
Total comprehensive loss	$(473,586)	$(817,829)

Net (loss) per common share - basic and diluted -contiuing operations	$(0.001)	$(0.003)
Net (loss) per common share - basic and diluted -discontiued operations	-	(0.001)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	217,467,217

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss attributable to Kiwa shareholders	$(471,533)	$(818,125)
Net loss from discontinued operations, net of income taxes	-	101,151
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,752	50,694
Amortization of detachable warrants, options and stocks as compensation	-	251,822
Provision for doubtful debt and inventory impairment	-	120,944
Provision for penalty payable	117,583	109,731
Non-controlling interest	-	(25,288)
Changes in operating assets and liabilities:
Accounts receivable	-	36,435
Inventories	4,873	14,104
Prepaid expenses	(2,747)	2,930
Other current assets	(1,400)	(79,446)
Accounts payable	30,742	30,941
Salary payable	46,597	51,355
Taxes payable	18,821	15,362
Advances from customers	0	5,803
Due to related parties-trade	(7,324)	0
Other payable	(75,765)	105,408
Net cash used in operating activities	(311,401)	(26,179)

Cash flows from investing activities:
Purchase of property and equipment	(30,443)	-
Net cash used in investing activities	(30,443)	-

Cash flows from financing activities:
Received from related parties	362,882	161,917
Repayment to related parties	(456)	(72,328)
Repayment of long-term borrowings	(1,121)	(922)
Net cash provided by financing activities	361,305	88,667
Effect of exchange rate changes on cash and cash equivalents	(1,324)	36,569

Cash flows from discontinued operations
Net cash used in discontinued operating activities	-	(101,146)
Net cash provided by discontinued investing activites	-	-
Net cash used in discontinued financing activites	-	-
Cash and cash equivalents:
Net increase (decrease)	18,137	(2,089)
Balance at beginning of period	28,765	18,986
Balance at end of period	$46,902	$16,897

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$280
Cash paid for income taxes	$-	$-

Non-cash operating, investing and financing activities:
Issuance of common stock for conversion of convertible notes payable and interest	-	79,455
Issuance of stock as compensation to consultants	-	6,000

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

	Kiwa Shareholders
			Additional	Stock-based		Other
	Common Stock		Paid-in	Compensation	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Reserve	Deficits	Deficiency	interest	Total
Balance, December 31, 2009	400,000,000	$400,000	$8,093,337	-	$(16,394,930)	$(30,824)	-	$(7,932,417)
Net loss attributable toKiwa shareholders for the three months ended March 31, 2010	-	-	-	-	$(471,533)	-	-	$(471,533)
Foreign currency translation difference	-	-	-	-	-	$(2,053)	-	$(2,053)
Balance, March 31, 2010	400,000,000	400,000	8,093,337	-	(16,866,463)	(32,877)	-	(8,406,003)

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Organization

References herein to “Kiwa” or the “Company” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned and majority-owned subsidiaries unless the context specifically states or implies otherwise.

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

The Company has established two subsidiaries in China: (1) Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) in 2002 and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”).  The following chart summarizes the Company’s organizational and ownership structure.

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

Basis of preparation - These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of March 31, 2010, the Company had cash of $46,902, current ratio of 0.03 and quick ratio of 0.007.  The Company had an accumulated deficit of $16,866,463, and incurred net losses of $471,533 during the three months ended March 31, 2010.  This trend is expected to continue.  These factors create substantial doubt about the Company’s ability to continue as a going concern.

Management is in the course of sourcing additional capital and considering ways to restructure or adjust the Company’s operations and product mix so as to increase profit margins in the future.  However, there is no guarantee that these actions will be successful.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	As of March 31, 2010	As of December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB6.8263	US$1=RMB6.8282

Three months ended March 31,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB6.8269	US$1=RMB6.8373

Advertising costs - The Company charges all advertising costs to expense as incurred.  The total amounts of advertising costs charged to selling, general and administrative expense were $307 and $190 for the three months ended March 31, 2010 and 2009, respectively.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Research and development costs - Research and development costs are charged to expense as incurred.  During the three months ended March 31, 2010 and 2009, research and development costs were $46,222 and $48,116, respectively.

Shipping and handling costs - Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs for the three months ended March 31, 2010 and 2009 were $370 and $205, respectively.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per common share includes dilutive effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable).  These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive.  Accordingly, basic and diluted loss per common share is the same for all periods presented.  As of March 31, 2010, potentially dilutive securities aggregated 2,700,290,573 shares of common stock.

Reclassification from Prior Period Financial Statements - Certain prior period comparative figures have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncement Adopted - In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

In January 2010, the FASB issued ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic No. D-110, “Escrowed Share Arrangements and the Presumption of Compensation” dated June 18, 2009. EITF Topic No. D-110 includes the SEC staff announcement that clarified SEC staff views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. Historically, the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. The SEC staff now clarifies that entities should consider the substance of the transaction in evaluating whether the presumption of compensation may be overcome, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In that situation, the staff generally believes that the escrowed shares should be reflected as a discount in the allocation of proceeds. According to the EITF Operating Procedures dated October 2005, SEC staff announcements are not subject to the approval of the FASB Board and will be effective for SEC registrants prospectively beginning from the date of the announcement unless otherwise noted. Neither ASU No. 2010-05 nor EITF D-110 provides for any transition guidance, accordingly, the Company has adopted the SEC staff announcement in EITF Topic No. D-110 prospectively effective from June 18, 2009.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Effective January 1, 2009, the Company adopted the guidance provided in FASB ASC 815-40-15-5 through 815-40-15-8 (formerly EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”). ASC 815-40-15-5 through 815-40-15-8  applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined in ASC paragraph 815-10-15-83 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”) and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815-40-15, the Company’s issued and outstanding Series A Warrants to purchase 1,500,000 shares of Common Stock and Series B Warrants to purchase 500,000 shares of Common Stock previously treated as equity pursuant to the scope exception in ASC 815-10-15-74 (formerly paragraph 11(a) of SFAS No. 133) were no longer afforded equity treatment. These warrants expire in 5 years from October 31, 2008 and have an exercise price of $3.50, which was subject to a downward adjustment if the Company was to issue additional shares of Common Stock or securities exercisable, convertible or exchangeable for Common Stock at a price less than the exercise price for a period of two years from October 31, 2008. As such, effective January 1, 2009, the Company reclassified the fair value of the Series A and Series B Warrants from equity to liability as if these warrants were treated as a derivative liability since their date of issue on October 31, 2008. On January 1, 2009, the Company recognized a cumulative-effect adjustment of $2,306,688, and $1,676,778 was reclassified from beginning retained earnings and $629,910 from additional paid-in capital to a warrant liability to recognize the fair value of such warrants on such date.

Following the allowed one-year deferral, effective January 1, 2009, the Company implemented ASC Topic 820, “Fair Value Measurements and Disclosures” for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. The implementation covers assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment, intangible assets and goodwill; initial recognition of asset retirement obligations; and restructuring costs for which we use fair value. In 2009, the Company did not have a business combination, impairment of goodwill or intangible asset, or restructuring accrual requiring the use of fair value. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of properties, plants and equipment is determined based on the present values of expected future cash flows using inputs reflecting the Company’s estimate of a number of variables used by industry participants when valuing similar assets, or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible. Fair value used in the initial recognition of asset retirement obligations is determined based on the present value of expected future dismantlement costs incorporating our estimate of inputs used by industry participants when valuing similar liabilities. There was no impact to the Company’s Condensed Consolidated Financial Statements from the implementation of this ASC Topic for nonfinancial assets and liabilities, and it is expected there would not be any significant impact to the Company’s future consolidated financial statements, other than additional disclosures.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of ASC 350-30 and ASC 275-10-50 had no impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ASC 815-10-65 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This Statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of ASC 815-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, “Effective Date of FASB Statement 157”), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51"), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the Company’s Consolidated Financial Statements. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of ASC 810-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In the fourth quarter of fiscal 2009, the Company adopted ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The adoption of these disclosure requirements has had no material effect on the Company’s Condensed Consolidated Financial Statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In the quarter ended December 31, 2009, the Company adopted ASC Update No. 2009-05, which provides guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, Fair Value Measurements).  . The adoption of this Update has had no material effect on the Company’s Condensed Consolidated Financial Statements.

New accounting pronouncement to be adopted - In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities. The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal 2010). Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal 2010). Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In August, 2009, the FASB issued Accounting Standard Update No. 2009-05 (“ASU 2009-05”) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, "Fair Value  Measurements").  The Company is required to adopt ASU 2009-05 in the fourth quarter of 2009.  The adoption of this Update has had no material effect on the Company’s Condensed Consolidated Financial Statements.

In October 2009, the FASB concurrently issued the following ASC Updates (ASU):

•           ASU No. 2009-13—Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  ASU No. 2009-13 modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

•           ASU No. 2009-14—Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). ASU No. 2009-14 removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009-13 and ASU No. 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply these ASU Updates on a prospective basis for revenue arrangements entered into or materially modified beginning April 1, 2011.  The Company is currently evaluating the potential impact these ASC Updates may have on its financial position and results of operations.

In October 2009, the FASB also issued ASU No. 2009-15—Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends ASC 470-20, Debt with Conversion and Other Options, to provide accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 (i.e. the Company’s fiscal 2010) with retrospective application required.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

The adoption of the above Updates issued in January 2010 have no any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

3.	Accounts Receivable

The net amount of accounts receivable as of March 31, 2010 and December 31, 2009 were both $2,441.  The Company has not made any provision for bad debts.

4.	Inventories

The amount of inventories as of March 31, 2010 and December 31, 2009 were $1,849 and $6,717, respectively.

5.	Property, Plant and Equipment

The total gross amount of property, plant and equipment was $2,011,256 and $2,010,694 as of March 31, 2010 and December 31, 2009, respectively.

The building is on a piece of land the use right of which was granted to Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) by local government free for 10 years from May 26, 2002.  Then for another 20 years on a fee calculated according to Kiwa Shandong’s net profit.  Since Kiwa Shandong did not generate any net profit, no fee is payable.

No impairment on long-lived assets was charged to expense during three months ended March 31, 2010 and 2009, respectively.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $19,858 and $32,706, respectively. All of our property, plant and equipment have been held as collaterals to secure the 6% Notes (See Note 10 below).

6.	Advances from Customers

The balances of advances from customers as of March 31, 2010 and December 31, 2009 were $13,111 and $13,107, respectively, representing payments by customers prior to delivery of goods.

7.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of the Company’s bio-fertilizer facility in Shandong.  As of March 31, 2010 and December 31, 2009, construction costs payable was $260,065 and $290,429, respectively.

8.	Related Party Transactions

Amounts due to related parties consisted of the following as of March 31, 2010 and December 31, 2009:

	Nature	Notes	March 31, 2010	December 31, 2009
Item
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$2,046,419	$1,693,036
Kangtai International Logistics (Beijing) Co., Ltd.
("Kangtai")	Non-trade	(2)	(45,046)	(45,029)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	180,500	171,500
Subtotal			$2,181,873	$1,819,507

Kiwa-CAU R&D Center	Trade	(4)	344,257	351,484
Subtotal			$344,257	$351,484
Total			$2,526,130	$2,170,991

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2009, the remaining balance due to Mr. Li was $1,693,036.  During the three months ended March 31, 2010, Mr. Li advanced $353,822 to the Company and was repaid $439.  As of March 31, 2010, the balance due to Mr. Li was $2,046,419.  Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

Motor Vehicle Lease

In December 2004, the Company entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is RMB15,000 (approximately $2,200).  The Company has extended this lease agreement with Mr. Li to the end of fiscal 2010.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes. (See Note 10 below).

(2) Kangtai

Kangtai, formerly named China Star Investment Management Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2009, the amount due from Kangtai was $45,029.  The balance due from Kangtai on March 31, 2010 was $45,046.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2009, the amount due to Ms. Wang was $171,500.  During the three months ended March 31, 2010, Ms. Wang advanced $9,000 to the Company.  As of March 31, 2010, the amount due to Ms. Wang was $180,500.  Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultual Universtiy (“CAU”), the Company agree to invest RMB 1 million (approximately $146,300) each year to fund research at Kiwa-CAU R&D Center.  Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2009, the amount due to Kiwa-CAU R&D Center was $351,484.  During the three months ended March 31, 2010, the Company paid $43,948 to Kiwa-CAU R&D Center.  As of March 31, 2010, the outstanding balance due to Kiwa-CAU R&D Center was $344,257.

9.	Unsecured Loans Payable

The balance of unsecured loans payable was $1,684,661 and $1,684,192 as of March 31, 2010 and December 31, 2009, respectively.  The difference of $469 was due to the different exchange rates prevailing at the two dates.  Unsecured loans payable consisted of the following at March 31, 2010 and December 31, 2009:

Item	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,318,430	$1,318,063
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	366,231	366,129
Total	$1,684,661	$1,684,192

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

According to a project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Under the agreement, the Company has the option to pay a fee of RMB480,000 ($70,316) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right.  The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of March 31, 2010, the Company invested approximately $1.91 million for the property, plant and equipment of the project.

10.	Long-Term Convertible Notes Payable

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

To enable reservation of a sufficient amount of authorized shares that may be issued pursuant to conversion of the 6% Notes and exercise of the Warrants, the Purchase Agreement required the Company to amend its Certificate of Incorporation to increase the number of authorized shares of common stock.  At the annual meeting for 2006, which was held on September 12, 2006, a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock, from 100,000,000 shares to 200,000,000 shares was approved by the required vote of our stockholders.  At the annual meeting held for 2008 on December 30, 2008 the Company further amended the Certificate of Incorporation by increasing the number of authorized shares of common stock from 200,000,000 to 400,000,000.  At the annual meeting for 2009, which was held on December 28, 2009, the proposal of further amend the Certificate of Incorporation to increase the number of authorized shares from 400,000,000 to 800,000,000 was not approved by stockholders.

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per months plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants.  Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of March 31, 2010, the Company has accrued a total amount of $712,860 penalty, which was included in general and administrative expenses.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which will be due on January 31, 2011.  Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far.  As of March 31, 2010, the outstanding principal balance on the 2% Notes was $112,917.

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

During three months ended March 31, 2010, the Purchasers converted nil principal and nil interest into shares of common stocks.  As of March 31, 2010, face amount of convertible notes outstanding was $1,518,171.

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

11.	Equity-Based Transactions

As of March 31, 2010 and December 31, 2009, the Company had 400,000,000 shares of common stock outstanding, respectively.  From January 1, 2010 to March 31, 2010, the Company has not engaged in equity-based transactions.

12.	Segment Reporting

The Company’s business includes two segments, bio-fertilizer and livestock feed. As all of the Company’s customers are located in China, no geographical segment information is presented.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On November 25, 2008, Kiwa Shandong and Oriental Chemical entered into "Chemical Fertilizer Purchase Agreement", pursuant to which Oriental Chemical will sell to Kiwa Shandong 6,700 tons of chemical fertilizer products at the tentative price of RMB3,000 per ton. Under this agreement, Kiwa Shandong prepaid $2,954,988 to Oriental Chemical. On December 20, 2009, Kiwa Shandong and Oriental Chemical entered into "Chemical Fertilizer Sales Termination Agreement" pursuant to which Oriental Chemical and Kiwa Shandong confirmed that Chemical Fertilizer Purchase Agreement has been terminated.

		Livestock Feed	Chemical Fertilizer
Item	Bio-fertilizer	(Discontined)	Trade (1)	Corporate (2)	Total
Three Months Ended March 31, 2010
Net sales	$78,787	$-	$-	$-	$78,787
Gross profit	31,635	-	-	-	31,635
Operating expenses	57,465	-	-	385,879	443,344
Operating loss	(25,830)	-	-	(385,879)	(411,709)
Interest income (expense)	(8)	-	-	(59,816)	(59,824)
Other income	-	-	-	-	0
Non-controlling interest	-	-	-	-	-
Net loss attributable to Kiwa shareholders	$(25,838)	$-	$-	$(445,695)	$(471,533)

Total assets as of March 31, 2010	$216,461	$385	$-	$197,354	$414,200

Three Months Ended March 31, 2009
Net sales	$8,890	$649,634	$-	$-	$658,524
Gross profit	526	9,147	-	-	9,673
Operating expenses	124,501	135,587	-	387,384	647,472
Operating loss	(123,975)	(126,440)	-	(387,384)	(637,799)
Interest income (expense)	(129)	-	-	(205,485)	(205,614)
Non-controlling interest	-	25,288	-	-	25,288.00
Net loss attributable to Kiwa shareholders	$(124,104)	$(101,152)	$-	$(592,869)	$(818,125)

Total assets as of March 31, 2009	$1,133,466	$730,510	$2,954,988	$337,180	$5,156,144

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

The Company has the following material contractual obligations:

Operating lease commitments

The Company leased an office in Beijing on July 15, 2007. The operating lease agreement will expire at January 14, 2012. The monthly rental payment for the office is RMB 96,074 (approximately $14,068). Rent expense under the operating leases for the three months ended March 31, 2010 and 2009 was $57,449 and $36,002, respectively.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of March 31, 2010, the Company had invested approximately $1.91 million for the project.

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

Convertible notes liquidated damages

On June 3, 2009, the Company has received Notice of Default from four of 6% Notes purchasers for reason of the Company’s failure to timely file registration or effect registration. However, the Company believes that such Notes Purchasers’ claim is not valid and has not made any provision for liquidated damages in this regard.

14.	Discontinued Operation

In accordance with the provisions of ASC topic 360 (formerly SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the disposal of the Company’s bio-enhanced feed business segment is presented as assets and liabilities of a discontinued operation.

The condensed consolidated balance sheet at March 31, 2010 and consolidated balance sheet at December 31, 2009 were updated to reflect the assets and liabilities of the bio-enhanced feed business segment as a discontinued operation. The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$385	$385
Total assets	$385	$385

Liabilities
Due to related parties-trade	$32,038	$32,029
Salary payable	73,507	73,486
Total liabilities	$105,545	$105,515

The income statement for the three months ended March 31, 2010 and 2009 was adjusted to reflect the bio-enhanced feed business segment as a discontinued operation. The following results of operations of bio-enhanced feed business are presented as a loss from a discontinued operation in the consolidated statements of operations:

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31,
	2010	2009
Net sales	$-	$649,634
Gross profit	-	9,147
Operating expenses	-	135,587
Operating loss	-	(126,440)
Interest expense	-	-
Impairment on long-lived assets	-	-
Loss from discontinued operation	-	-
Non-controlling interest	-	25,288
Net loss from discontinued operations	$-	$(101,152)

During the year ended December 31, 2009, Challenge Feed, the 20% minority shareholder of Kiwa Tianjin, without our prior permission, transferred titles to machinery and equipment as well as inventories of Kiwa Tianjin to its own creditors to settle its own debts. On December 22, 2009, Kiwa Tianjin filed a lawsuit against Challenge Feed in the local court of Wuqing District, Tianjin, where Kiwa Tianjin is domiciled. In the lawsuit, Kiwa Tianjin asserted that Challenge Feed unlawfully disposed of the assets held by Kiwa Tianjin. The local court is currently reviewing the complaint and related documents filed with it. Assets disposed by Challenge Feed includes inventory amounting to $221,848 and fixed assets at the amount of $104,190. As a result, Kiwa Tianjin could no longer use its assets including machinery and inventory in its normal course of operation. As of March 31, 2010, the Company has classified its bio-enhanced feed business through Kiwa Tianjin as discontinued operations.

15.	Subsequent Event

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2010 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2010 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established two subsidiaries in China: (1) Kiwa Shandong in 2002, a wholly-owned subsidiary, engaging in bio-fertilizer business, and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006, engaging in bio-enhanced feed business, of which we hold 80% equity. At the end of 2009, Kiwa Tianjin could no longer use its assets including machinery and inventory in normal course of operation. The Company has classified the bio-enhanced feed business as discontinued operations. Our company chart is presented and our businesses, including bio-fertilizer, fertilizer trade and AF-01 anti-viral aerosol.

We generated $78,787 and $8,890 in revenue in the three months ended March 31, 2010 and 2009, respectively, reflecting an increase of $69,897. We incurred a net loss of $471,533 and $818,125 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company had cash of $46,902. Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the three months ended March 31, 2010, related parties advanced $362,882 in total to the Company, which was partly offset by repayment to related party of $456. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of March 31, 2010, we had an accumulated deficit of $16,866,463, of which $471,553 was incurred during the three months ended March 31, 2010. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of March 31, 2010, our current liabilities were $7,128,990, which exceeded current assets by $6,941,592, representing a current ratio of 0.03 and a quick ratio 0.007; comparably, on December 31, 2009, our current liabilities exceeded current assets by $6,383,120, resulting in a current ratio of 0.03 and a quick ratio of 0.005. The 6% Notes became due on June 29, 2009. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest seven years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets. As of March 31, 2010, the net value of property and equipment was $226,802, which represented approximately 54.8% of our total assets.

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

Based on our analysis, we charged $804,780 as loss from impairment of long-lived assets in fiscal 2009. No such costs were charged during three months ended March 31, 2010.

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

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (codified to FASB ASC Topic 740, “Income Tax”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

Major Customers and Suppliers

Bio-fertilizer Products

We had a total of 10 customers as of March 31, 2010, of which our largest customer accounted for 89.2% of our net sales for the three months ended March 31, 2010. We had a total of 13 customers as of March 31, 2009, of which our top three customers accounted for 31.7%, 15.3% and 13.9% of our net sales for the three months ended March 31, 2009, respectively.

Our top two suppliers accounted for 83.5% and 16.5% of our net purchases during the three months ended March 31, 2010. Comparably, our top three suppliers accounted for 42.6%, 12.9% and 11.5% of our net purchases during the three months ended March 31, 2009.

Results of Operations

Results of Operations for Three Months Ended March 31, 2010

Net Sales

Net sales were $78,787 and $8,890 for the three months ended March 31, 2010 and 2009, respectively, representing a increase of $69,897. The increase is mainly due to quick expansion in net sales of our bio-fertilizer business in the first quarter of 2010.

Cost of Sales

During the three months ended March 31, 2010, cost of sales was $47,152, representing an increase of $38,788, compared with $8,364 for the same period of 2009. The sharp increase of cost of sales was mainly attributable to increase of revenue.

Gross Profit

Gross profit for the three months ended March 31, 2010 was $31,635. In comparison, gross profit for the same period in 2009 was $526, representing a increase of $31,109.

The gross profit margin for our bio-fertilizer business increased from 5.9% for three months ended March 31, 2009 to 40.2% during the comparison period of 2010. The increase in gross profit margin was due to adjustment of product mix of reducing amount of production and sales of low-profit-margin products.

Consulting and Professional Fees

Consulting and professional fees was $40,762 and $52,766 for the three months ended March 31, 2010 and 2009, respectively, representing $12,004 or 22.7% decrease.

Officers’ Compensation

Officers’ compensation for the three months ended March 31, 2010 and 2009 was $38,254 and $72,386, respectively, representing a $34,132 or 47.2% decrease.

On December 12, 2006, our Board of Directors granted 2,000,000 options under the 2004 Stock Incentive Plan, of which 823,700 shares were granted to the executive officers and directors. The fair value of options had been fully amortized during three years since December 12, 2006. Therefore, officers’ compensation during three months ended March 31, 2010 has decreased as compared to that of the first quarter of 2009.

General and Administration

General and administration expenses for three months ended March 31, 2010 and 2009 were $296,106 and $251,544, respectively, representing $44,562 or 17.7% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The increase in general and administration expenses was mainly due to rise in travel and entertainment and office expense. During three months ended March 31, 2010 and 2009, the Company charged $117,583 and $109,731 into general and administrative expenses for penalty of 6% and 2% Notes since the number of authorized shares did not meet relevant requirements. See Note 10 of Notes to Financial Statements.

Selling Expenses

Selling expenses for the three months ended March 31, 2010 decreased $1,568 or 42.3% from $3,710 in 2009 to $2,142 in 2010. The decrease in selling expenses was mainly due to improved methods in sales. Selling expenses include salary and travel expenses of salesmen, delivery expenses and advertising, etc.

Research and Development

Research and development expense for the three months ended March 31, 2010 remained stable with a slight decrease of $1,894 or 3.9% from $48,116 to $46,222 in the same period of 2009.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation charged to cost of production and deprecation of research equipment, decreased $16,135 or 44.8% to $19,858 for the three months ended March 31, 2010, as compared to $35,993 for the same period of 2009.

Interest Expenses

Net interest expense was $59,824 in the three months ended March 31, 2010 and $205,614 in the same period of 2009, representing a $145,790 or 70.9% decrease. The significant decrease in interest expense was due to amortization of warrants in connection with 6% Notes during first quarter of 2009. Fair value of the warrants was fully amortized in 2009.

Net Loss Attributable to Kiwa Shareholders

During the three months ended March 31, 2010, net loss attributable to Kiwa shareholders was $471,533, representing an decrease of $346,592 or 42.4%, comparing with $818,125 for the same period of 2009. This decrease resulted from the following factors: (1) increase in gross profit of $31,109; (2) decrease in operating expenses of $68,541 or 13.4%; (3) decrease in interest expenses of $145,790 or 70.9%; (4) net loss attributable to non-controlling interest in the three months ended March 31, 2010 was nil and $25,288 for the same period of 2009.

Comprehensive Loss

Comprehensive loss decreased by $344,243 or 42.1% to $473,586 for the three months ended March 31, 2010, as compared to $817,829 for the comparable period of 2009 for reasons stated above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the three months ended March 31, 2010, related parties advanced $362,882 in total to the Company, which was partially offset by repayment to related parties of $456. As of March 31, 2010, our current liabilities exceeded current assets by $6,941,592, reflecting a current ratio of 0.03:1 and a quick ratio of 0.007:1. Comparably, as of December 31, 2009, our current liabilities exceeded current assets by $6,383,120, denoting current ratio of 0.03:1 and quick ratio of 0.005:1.

As of March 31, 2010 and December 31, 2009, we had cash of $46,902 and $28,765, respectively. Changes in cash balances are outlined as follows:

During the three months ended March 31, 2010, our operations utilized cash of $311,401 as compared with $26,179 in the same period of 2009. Cash was mainly used for working capital for our bio-fertilizer and public company operation.

During the three months ended March 31, 2010 and 2009, we invested $30,443 and nil for investing activities.

During the first quarter of 2010, our financing activities incurred net cash inflow of $361,305, consisting of $362,882 advances or loans from related parties, which was offset by the repayments to related parties of $456 and long-term borrowings of $1,121. During the three months ended March 31, 2009, we generated $88,667 from financing activities, consisting of loans from related parties of $161,917, which was offset by repayment of $72,328 to related parties and long-term borrowings of $922.

During three months ended March 31, 2009, operating activities of discontinued operations utilized cash of $101,146.

Currently, we have insufficient cash resources to accomplish our objectives and also do not anticipate generating sufficient positive operating cash inflow in the rest of 2010 to fund our planned operations. We are actively looking for new sources of capital. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Commitments and Contingencies

See Note 13 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

All of our revenues and the majority of our expenses and liabilities incurred are in RMB. Thus, our revenues and operating results may be impacted by exchange rate fluctuations of RMB. Up to now, we have not reduced our exposure to exchange rate fluctuations by using hedging transactions or any other measures to avoid our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of March 31, 2010, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of March 31, 2010. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2010.

The specific material weakness identified by the Company’s management as of March 31, 2010 are described as follows:

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

Remediation Initiative

●
We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2010. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework. We also will increase our efforts to hire the qualified resources.

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

Despite of the material weaknesses and deficiencies reported above, the Company’s management believes that its condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS

During the three months ended March 31, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On June 29, 2006, the Company entered into a securities purchase agreement with six institutional investors for the issuance and sale of (1) 6% secured convertible notes, due three years from the date of issuance, in the aggregate principal amount of $2,450,000, convertible into shares of the Company’s common stock (the “6% Notes”), and (2) warrants to purchase 12,250,000 shares of the Company’s common stock. The maturity date for 6% Notes was June 29, 2009.

On June 29, 2009, the 6% Notes were due. The Company has informed the Purchasers of its inability to repay the outstanding balance on the due date. Therefore, the 6% Notes are in default.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23, 2004	3.1
3.2	Bylaws, effective as of July 22, 2004.	Form 8-K Filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of September 27, 2006.	Form 10-QSB filed on November 15, 2006	3.3
10.5	Letter from Mao & Company, CPAs, Inc. dated June 7, 2009 to the Securities and Exchange Commission	Form 8-K filed on June 8, 2009	16.1
21	List of Subsidiaries	Form 10-K filed on March 29, 2010	21
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li	May 13, 2010 Chief Executive Officer and Chairman of the Board of Directors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	May 13, 2010 Chief Financial Officer
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)