Form 10-Q
period 2010-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2010-08-19
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 19, 2010
Common Stock, $0.001 par value per share	400,000,000 shares

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$60,456	$28,765
Accounts receivable	-	2,441
Inventories	47,002	6,717
Prepaid expenses	2,841	-
Deposits and other receivables	140,713	131,674
Current assets of discontinued operation	387	385
Total current assets	251,399	169,982
Property, plant and equipment - net	248,022	255,483
Total assets	$499,421	$425,465
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$311,578	$279,248
Advances from customers	13,179	13,107
Construction costs payable	261,421	290,429
Due to related parties - trade	338,689	351,484
Due to related parties - non-trade	2,488,250	1,819,507
Convertible notes payable	1,631,088	1,518,171
Salary payable	596,160	493,153
Taxes payable	124,294	85,937
Penalty payable	833,871	595,277
Current portion of long-term liabilities	4,488	4,253
Other payable	983,965	997,021
Current liabilities of discontinued operation	106,096	105,515
Total current liabilities	7,693,079	6,553,102
Long-term liabilities, less current portion
Unsecured loans payable	1,693,443	1,684,192
Bank notes payable	5,431	7,671
Long-term convertible notes payable	-	112,917
Total long-term liabilities	1,698,874	1,804,780

Shareholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares Issued and outstanding 400,000,000 at June 30, 2010 and December 31, 2009	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Deficit accumulated	(17,327,280)	(16,394,930)
Accumulated other comprehensive deficiency	(58,589)	(30,824)
Total Kiwa shareholders’ deficiency	(8,892,532)	(7,932,417)
Non-controlling interest	-	-
Total deficiency	(8,892,532)	(7,932,417)
Total liabilities and shareholders' deficiency	$499,421	$425,465

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$4,101	$21,134	$82,888	$30,028
Cost of sales	3,067	17,242	50,219	25,609
Gross profit	1,034	3,892	32,669	4,419

Operating expenses
Consulting and professional fees	33,132	95,598	73,894	148,364
Officers’ compensation	42,654	52,606	80,908	124,998
General and administrative	278,694	279,853	574,800	534,932
Selling expenses	931	5,527	3,073	9,238
Research and development	45,225	49,126	91,447	97,253
Depreciation and amortization	2,681	31,835	22,539	67,839
Allowance for doubtful accounts	2,442	3,075	2,442	50,475
Total operating expenses	405,759	517,620	849,103	1,033,099
Operating loss	(404,725)	(513,728)	(816,434)	(1,028,680)

Interest expense	(60,489)	(205,176)	(120,313)	(410,790)
Other income	4,397	5,857	4,397	5,854
Loss from continuing operations	(460,817)	(713,047)	(932,350)	(1,433,616)

Income (loss) from discontinued operation	-	111,828	-	(14,741)

Net loss before income tax	(460,817)	(601,219)	(932,350)	(1,448,357)
Income tax	-	-	-	-
Net loss after income tax	(460,817)	(601,219)	(932,350)	(1,448,357)
Net loss attributable to non-controlling interest	-	(22,365)	-	2,948
Net loss attributable to Kiwa shareholders	(460,817)	(623,584)	(932,350)	(1,445,409)

Other comprehensive loss
Translation adjustment	26,717	(2,352)	(27,765)	(2,056)
Total comprehensive loss	$(434,100)	$(625,936)	$(960,115)	$(1,447,465)

Net (loss) per common share - basic and diluted -contiuing operations	$(0.001)	$(0.002)	$(0.002)	$(0.007)
Net income (loss) per common share - basic and diluted - discontiued operations	-	0.0004	-	(0.0001)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	269,603,129	400,000,000	221,467,683

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(932,350)	$(1,445,409)
Net loss from discontinued operations, net of income taxes	-	11,793
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,539	95,942
Amortization of detachable warrants, options and stocks as compensation	-	502,546
Provision for doubtful debt and inventory impairment	2,442	12,134
Provision for penalty payable	238,594	217,710
Non-controlling interest	-	(2,948)
Changes in operating assets and liabilities:
Accounts receivable	-	395,849
Inventories	(40,042)	(135,011)
Prepaid expenses	(2,832)	7,417
Deposits and other receivables	(8,550)	(85,564)
Accounts payable	30,857	(267,825)
Salary payable	102,040	107,511
Taxes payable	37,698	32,044
Advances from customers	-	52,271
Due to related parties-trade	(14,652)	80,494
Other payable	(13,666)	140,324
Net cash used in operating activities	(577,922)	(280,722)

Cash flows from investing activities:
Purchase of property and equipment	(30,451)	-
Net cash used in investing activities	(30,451)	-

Cash flows from financing activities:
Proceeds from related parties	886,322	397,252
Repayment to related parties	(217,579)	(87,404)
Repayment of long-term borrowings	(2,270)	(1,867)
Net cash provided by financing activities	666,473	307,981
Effect of exchange rate change	(26,409)	(9,597)

Cash flows from discontinued operations
Net cash used in discontinued operating activities	-	(11,593)
Net cash provided by discontinued investing activites	-	-
Net cash used in discontinued financing activites	-	-
Cash and cash equivalents:
Net increase	31,691	6,069
Balance at beginning of period	28,765	18,609
Balance at end of period	$60,456	$24,678

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$536	$632
Cash paid for income taxes	$-	$-

Non-cash operating, investing and financing activities:
Issuance of common stock for conversion of convertible notes payable and interest	-	104,152
Issuance of stock as compensation to consultants	-	6,000

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Kiwa Shareholders
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficits	Deficiency	interest	Total
Balance, December 31, 2009 (Audited)	400,000,000	$400,000	$8,093,337	$(16,394,930)	$(30,824)	-	$(7,932,417)
Net loss attributable to Kiwa shareholders for the six months ended June 30, 2010	-	-	-	(932,350)	-	-	(932,350)
Foreign currency translation difference	-	-	-	-	(27,765)	-	(27,765)
Balance, June 30, 2010 (Unaudited)	400,000,000	$400,000	$8,093,337	$(17,327,280)	$(58,589)	-	$(8,892,532)

SEE ACCOMPANYING NOTES

1.	Description of Business and Organization

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

Basis of preparation - These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The following (a) condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of June 30, 2010, the Company had cash of $60,456, a current ratio of 0.03 and quick ratio of 0.008.  The Company had an accumulated deficit of $17,327,280, and incurred net loss of $932,350 during the six months ended June 30, 2010.  This trend is expected to continue.  These factors create substantial doubt about the Company’s ability to continue as a going concern.

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

	As of June 30, 2010	As of December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB6.7909	US$1=RMB6.8282

Three months ended June 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB6.8235	US$1=RMB6.8299

	Six months ended June 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB6.8252	US$1=RMB6.8328

Advertising costs - The Company charges all advertising costs to expense as incurred.  The total amounts of advertising costs charged to selling, general and administrative expense were $723 and $1,550 for the six months ended June 30, 2010 and 2009, respectively.

Research and development costs - Research and development costs are charged to expense as incurred.  During the six months ended June 30, 2010 and 2009, research and development costs were $91,447 and $97,253, respectively.

Shipping and handling costs - Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs for the six months ended June 30, 2010 and 2009 were $885 and $3,774, respectively.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per common share includes dilutive effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable).  These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive.  Accordingly, basic and diluted loss per common share is the same for all periods presented.  As of June 30, 2010, potentially dilutive securities aggregated 5,215,121,482 shares of common stock.

Reclassification from Prior Period Financial Statements - Certain prior period comparative figures have been reclassified to conform to the current year presentation.

Recently issued accounting standards - Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

3.	Accounts Receivable

The net amount of accounts receivable as of June 30, 2010 and December 31, 2009 were nil and $2,441, respectively.  The Company has made $2,442 provision for bad debts during the six months ended June 30, 2010.

4.	Inventories

The amount of inventories as of June 30, 2010 and December 31, 2009, all being finished goods, were $47,002 and $6,717, respectively.

5.	Property, Plant and Equipment

The total gross amount of property, plant and equipment was $2,021,744 and $2,010,694 as of June 30, 2010 and December 31, 2009, respectively.  The following table presents the property, plant and equipment as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	(Unaudited)
Property, Plant and Equipment
Buildings	$1,249,965	$1,243,137
Machinery and equipment	568,854	565,745
Automobiles	81,914	81,467
Office equipment	99,709	99,159
Computer software	21,302	21,186
Property, plant and equipment - total	$2,021,744	$2,010,694
Less: accumulated depreciation	(701,270)	(688,617)
Less: impairment on long-lived assets	(1,072,452)	(1,066,594)
Property, plant and equipment - net	$248,022	$255,483

The building is on a piece of land the use right of which was granted to Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) by local government free for 10 years from May 26, 2002.  Then for another 20 years on a fee calculated according to Kiwa Shandong’s net profit.  Since Kiwa Shandong did not generate any net profit, no fee is payable.

No impairment on long-lived assets was charged to expense during six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010 and December 31, 2009, impairment on long-lived assets was charged to Kiwa Shandong’s idle assets.

Depreciation expenses for the six months ended June 30, 2010 and 2009 was $22,539 and $95,942, respectively.  All of our property, plant and equipment have been held as collateral to secure the 6% Notes (See Note 10 below).

6.	Advances from Customers

The balances of advances from customers as of June 30, 2010 and December 31, 2009 were $13,179 and $13,107, respectively, representing payments by customers prior to delivery of goods.

7.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of the Company’s bio-fertilizer facility in Shandong.  As of June 30, 2010 and December 31, 2009, construction costs payable was $261,421 and $290,429, respectively.

8.	Related Party Transactions

Amounts due to related parties consisted of the following as of June 30, 2010 and December 31, 2009:

Item	Nature	Notes	June 30, 2010	December 31, 2009
			(Unaudited)
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$2,335,104	$1,693,036

Kangtai International Logistics (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(45,354)	(45,029)

Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	198,500	171,500
Subtotal			$2,488,250	$1,819,507

Kiwa-CAU R&D Center	Trade	(4)	338,689	351,484
Subtotal			$338,689	$351,484
Total			$2,826,939	$2,170,991

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2009, the remaining balance due to Mr. Li was $1,693,036.  During the six months ended June 30, 2010, Mr. Li advanced $859,322 to the Company and was repaid $217,254.  As of June 30, 2010, the balance due to Mr. Li was $2,335,104.  Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

Motor Vehicle Lease

In December 2004, the Company entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is RMB15,000 (approximately $2,200).  The Company has extended this lease agreement with Mr. Li to the end of fiscal 2011.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes. (See Note 10 below).

(2) Kangtai

Kangtai, formerly named China Star Investment Management Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2009, the amount due from Kangtai was $45,029.  The balance due from Kangtai on June 30, 2010 was $45,354.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2009, the amount due to Ms. Wang was $171,500.  During the six months ended June 30, 2010, Ms. Wang advanced $27,000 to the Company.  As of June 30, 2010, the amount due to Ms. Wang was $198,500.  Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultual Universtiy (“CAU”), the Company agreed to invest RMB 1 million (approximately $146,300) each year to fund research at Kiwa-CAU R&D Center until 2016.  Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2009, the amount due to Kiwa-CAU R&D Center was $351,484.  During the six months ended June 30, 2010, the Company paid $87,910 to Kiwa-CAU R&D Center.  As of June 30, 2010, the outstanding balance due to Kiwa-CAU R&D Center was $338,689.

9.	Unsecured Loans Payable

The balance of unsecured loans payable was $1,693,443 and $1,684,192 as of June 30, 2010 and December 31, 2009, respectively.  The difference of $9,251 was due to the different exchange rates prevailing at the two dates.  Unsecured loans payable consisted of the following at June 30, 2010 and December 31, 2009:

Item	June 30, 2010	December 31, 2009
	(Unaudited)
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,325,303	$1,318,063
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	368,140	366,129
Total	$1,693,443	$1,684,192

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

According to a project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Under the agreement, the Company has the option to pay a fee of RMB480,000 ($70,316) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right.  The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of June 30, 2010, the Company invested approximately $1.91 million for the property, plant and equipment of the project.

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

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per months plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants.  Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of June 30, 2010, the Company has accrued a penalty of $833,871, of which $238,594 and $217,710 was included in general and administrative expenses during the six months ended June 30, 2010 and 2009, respectively.

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

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which will be due on January 31, 2011.  Other terms of the 2% Notes are similar to the 6% Notes.  No principal of the 2% Notes has been converted so far.  As of June 30, 2010, the outstanding principal balance on the 2% Notes was $112,917.

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

On October 27, 2008, the Company had informed the Purchasers that the Company would not be able to redeem the 6% Notes and the 2% Notes due to failure to close an anticipated new financing.  Therefore, the amendment to 6% Notes and 2% Notes took effect and the Purchasers resumed conversion.

On June 3, 2009, the Company has received Notice of Default from four of 6% Notes purchasers for reason of the Company’s failure to timely file registration or effect registration.  However, the Company believes that such Notes Purchasers’ claim is not valid and has not made any provision for liquidated damages in this regard.

On June 29, 2009, the 6% Notes were due.  The Company has informed the Purchasers of its inability to repay the outstanding balance on the due date.  Therefore, the 6% Notes are in default and default interest rate of 15% per annum is then charged on the 6% Notes.

During the six months ended June 30, 2010, the Purchasers converted nil principal and nil interest into shares of common stocks.  As of June 30, 2010, the face amount of convertible notes outstanding was $1,631,088.

During the six months ended June 30, 2010 and 2009, interest of $114,047 and $47,724 was accrued on the 6% Notes and the 2% Notes respectively.  Unpaid interest of $404,873 and $290,828 was designated as other payable on the balance sheet as of June 30, 2010 and December 31, 2009, respectively.

11.	Equity-Based Transactions

As of June 30, 2010 and December 31, 2009, the Company had 400,000,000 shares of common stock outstanding, respectively.  From January 1, 2010 to June 30, 2010, the Company has not engaged in equity-based transactions.

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

Item	Bio-fertilizer	Livestock Feed (Discontined)	Chemical Fertilizer Trade (1)	Corporate (2)	Total
Three Months Ended June 30, 2010
Net sales	$4,101	$-	$-	$-	$4,101
Gross profit	1,034	-	-	-	1,034
Operating expenses	12,896	-	-	392,863	405,759
Operating loss	(11,862)	-	-	(392,863)	(404,725)
Interest income (expense)	(38)	-	-	(60,451)	(60,489)
Other income	4,397	-	-	-	4,397
Non-controlling interest	-	-	-	-	-
Net loss attributable to Kiwa shareholders	$(7,503)	$-	$-	$(453,314)	$(460,817)

Total assets as of June 30, 2010	$295,310	$387	$-	$203,724	$499,421

Item	Bio-fertilizer	Livestock Feed (Discontined)	Chemical Fertilizer Trade (1)	Corporate (2)	Total
Three Months Ended June 30, 2009
Net sales	$21,134	$810,008	$-	$-	$831,142
Gross profit	3,892	13,211	-	-	17,103
Operating expenses	91,609	(98,617)	-	426,011	419,003
Operating profit (loss)	(87,717)	111,828	-	(426,011)	(401,900)
Interest income (expense)	(60)	-	-	(205,116)	(205,176)
Other income	5,857	-	-	-	5,857
Non-controlling interest	-	(22,365)	-	-	(22,365)
Net loss attributable to Kiwa shareholders	$(81,920)	$89,463	$-	$(631,127)	$(623,584)

Total assets as of June 30, 2009	$1,183,637	$539,852	$2,956,718	$306,169	$4,986,376

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

Item	Bio-fertilizer	Livestock Feed (Discontined)	Chemical Fertilizer Trade (1)	Corporate (2)	Total
Six Months Ended June 30, 2010
Net sales	$82,888	$-	$-	$-	$82,888
Gross profit	32,669	-	-	-	32,669
Operating expenses	70,361	-	-	778,742	849,103
Operating loss	(37,692)	-	-	(778,742)	(816,434)
Interest income (expense)	(46)	-	-	(120,267)	(120,313)
Other income	4,397	-	-	-	4,397
Non-controlling interest	-	-	-	-	-
Net loss attributable to Kiwa shareholders	$(33,341)	$-	$-	$(899,009)	$(932,350)

Total assets as of June 30, 2010	$295,310	$387	$-	$203,724	$499,421

Item	Bio-fertilizer	Livestock Feed (Discontined)	Chemical Fertilizer Trade (1)	Corporate (2)	Total
Six Months Ended June 30, 2009
Net sales	$30,028	$1,459,723	$-	$-	$1,489,751
Gross profit	4,419	22,358	-	-	26,777
Operating expenses	219,678	37,099	-	813,421	1,070,198
Operating profit (loss)	(215,259)	(14,741)	-	(813,421)	(1,043,421)
Interest income (expense)	(189)	-	-	(410,601)	(410,790)
Other income	5,854	-	-	-	5,854
Non-controlling interest	-	2,948	-	-	2,948
Net loss attributable to Kiwa shareholders	$(209,594)	$(11,793)	$-	$(1,224,022)	$(1,445,409)

Total assets as of June 30, 2009	$1,183,637	$539,852	$2,956,718	$306,169	$4,986,376

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

The Company has the following material contractual obligations:

Operating lease commitments

The Company leased an office in Beijing on July 15, 2007.  The operating lease agreement will expire on January 14, 2012.  The monthly rental payment for the office is RMB 96,074 (approximately $14,068).  Rent expense under the operating leases for the six months ended June 30, 2010 and 2009 was $100,431 and $79,595, respectively.

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

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $146,451) each year to fund research at the R&D Center.  The term of this Agreement is ten years starting from July 1, 2006.  Prof. Qi Wang, one of our directors commencing in July 2007 acts as Director of Kiwa-CAU R&D Center since July 2006.

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of June 30, 2010, the Company had invested approximately $1.91 million for the project.

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

The condensed consolidated balance sheet at June 30, 2010 and consolidated balance sheet at December 31, 2009 were updated to reflect the assets and liabilities of the bio-enhanced feed business segment as a discontinued operation.  The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$387	$385
Total assets	$387	$385

Liabilities
Due to related parties-trade	$32,205	$32,029
Salary payable	73,891	73,486
Total liabilities	$106,096	$105,515

The income statement for the six months ended June 30, 2010 and 2009 was adjusted to reflect the bio-enhanced feed business segment as a discontinued operation.  The following results of operations of bio-enhanced feed business are presented as a loss from a discontinued operation in the consolidated statements of operations:

	Six months ended June 30,
	2010	2009
Net sales	$-	$1,459,723
Gross profit	-	22,358
Operating expenses	-	37,099
Operating loss	-	(14,741)
Interest expense	-	-
Impairment on long-lived assets	-	-
Loss from discontinued operation	-	(14,741)
Non-controlling interest	-	2,948
Net loss from discontinued operations	$-	$(11,793)

During the year ended December 31, 2009, Challenge Feed, the 20% minority shareholder of Kiwa Tianjin, without our prior permission, transferred titles to machinery and equipment as well as inventories of Kiwa Tianjin to its own creditors to settle its own debts.  On December 22, 2009, Kiwa Tianjin filed a lawsuit against Challenge Feed in the local court of Wuqing District, Tianjin, where Kiwa Tianjin is domiciled.  In the lawsuit, Kiwa Tianjin asserted that Challenge Feed unlawfully disposed of the assets held by Kiwa Tianjin.  The local court is currently reviewing the complaint and related documents filed with it.  Assets disposed by Challenge Feed includes inventory amounting to $221,848 and fixed assets at the amount of $104,190.   As a result, Kiwa Tianjin could no longer use its assets including machinery and inventory in its normal course of operation.  As of June 30, 2010, the Company has classified its bio-enhanced feed business through Kiwa Tianjin as discontinued operations.

15.	Income Tax

No provision for taxes is made as the Company and its subsidiaries does not have any taxable income in the U.S., the British Virgin Islands or the PRC.

The Company had deferred tax assets as follows:

	June 30	December 31
	2010	2009
	(Unaudited)
Net operating losses carried forward	$2,474,347	1,559,095
Less: Valuation allowance	(2,474,347)	(1,559,095)

Net deferred tax assets	$ −	$ −

The net operating losses carried forward were approximately $ 16,496,000 and $15,623,000 at June 30, 2010 and December 31, 2009, which will expire in years through 2024.Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.  As of June 30, 2010 and December 31, 2009, the Company did not have any other significant temporary differences and carry forwards that may result in deferred tax assets or liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended June 30, 2010 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2010 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated $82,888 and $30,028 in revenue in the six months ended June 30, 2010 and 2009, respectively, reflecting an increase of $52,860.  We incurred a net loss of $932,350 and $1,445,409 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, the Company had cash of $60,456.  Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations.  During the six months ended June 30, 2010, related parties advanced $886,322 in total to the Company, which was partly offset by repayment to a related party of $217,579.  These funds are insufficient to execute our business plan as currently contemplated.  Management is currently looking for alternative sources of capital to fund our operations.

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

As of June 30, 2010, we had an accumulated deficit of $17,327,280, of which $932,350 was incurred during the six months ended June 30, 2010.  We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue.  We will require additional capital to fund our operations.

As of June 30, 2010, our current liabilities were $7,693,079, which exceeded current assets by $7,441,680, representing a current ratio of 0.03 and a quick ratio 0.008; comparably, on December 31, 2009, our current liabilities exceeded current assets by $6,383,120, resulting in a current ratio of 0.03 and a quick ratio of 0.004.  The 6% Notes became due on June 29, 2009.  If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate more revenues in the future.  There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets.  As of June 30, 2010, the net value of property and equipment was $248,022, which represented approximately 49.7% of our total assets.

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

Based on our analysis, we charged $804,780 as loss from impairment of long-lived assets in fiscal 2009.  No such costs were charged during six months ended June 30, 2010.

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

Major Customers and Suppliers

Bio-fertilizer Products

We had a total of 12 customers as of June 30, 2010.  We had a total of 14 customers as of June 30, 2009, of which our top two customers accounted for 40.4% and 18.7% of our net sales for the six months ended June 30, 2009, respectively.  No other single customer accounted for more than 9.0% of our revenues.

Results of Operations

Results of Operations for Three Months Ended June 30, 2010

Net Sales

Net sales were $4,101 and $21,134 for the three months ended June 30, 2010 and 2009, respectively, representing a decrease of $17,033.  The Company’s sales volume slowed down in the second quarter of 2010 when the Company had a record sales of $70,640 in March 2010.

Cost of Sales

During the three months ended June 30, 2010, cost of sales was $3,067, representing a decrease of $14,175, compared with $17,242 for the same period of 2009.  The decrease of cost of sales was mainly attributable to decrease of revenue.

Gross Profit

Gross profit for the three months ended June 30, 2010 was $1,034.  In comparison, gross profit for the same period in 2009 was $3,892, representing a decrease of $2,858.  The decrease of gross profit was due to reduced amount of sales.

The gross profit margin for our bio-fertilizer business increased from 18.4% for three months ended June 30, 2009 to 25.2% during the comparison period of 2010.  The increase in gross profit margin was due to adjustment of product mix of reducing amount of production and sales of low-profit-margin products.

Consulting and Professional Fees

Consulting and professional fees were $33,132 and $95,598 for the three months ended June 30, 2010 and 2009, respectively, representing $62,466 or 65.3% decrease.  During three months ended June 30, 2010 and 2009, the Company amortized financing commission of $nil and $50,442, respectively.

Officers’ Compensation

Officers’ compensation for the three months ended June 30, 2010 and 2009 was $42,654 and $52,606, respectively, representing a $9,952 or 18.9% decrease. On December 12, 2006, our Board of Directors granted 2,000,000 options under the 2004 Stock Incentive Plan, of which 823,700 shares were granted to the executive officers and directors.  The fair value of options had been fully amortized during three years since December 12, 2006.  Amortization of these options was $nil and $22,366 during three months ended June 30, 2010 and 2009, respectively.

General and Administration

General and administration expenses for three months ended June 30, 2010 and 2009 were $278,694 and $279,853, respectively, representing $1,159 or 0.4% decrease.  General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.  During three months ended June 30, 2010 and 2009, the Company charged $121,011 and $107,979 into general and administrative expenses for penalty of 6% and 2% Notes since the number of authorized shares did not meet relevant requirements.  See Note 10 of Notes to Condensed Consolidated Financial Statements.

Selling Expenses

Selling expenses for the three months ended June 30, 2010 decreased $4,596 or 83.2% from $5,527 in 2009 to $931 in 2010.  The decrease in selling expenses was mainly attributable to decrease in sales.

Research and Development

Research and development expense for the three months ended June 30, 2010 remained stable with a slight decrease of $3,901 or 7.9% from $49,126 to $45,225 in the same period of 2009.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation charged to cost of production and depreciation of research equipment, decreased by $29,154 or 91.6% to $2,681 for the three months ended June 30, 2010, as compared to $31,835 for the same period of 2009. The decrease was a result of more fully depreciated property and machinery items in 2010.

Interest Expenses

Net interest expense was $60,489 (including interest of $57,338 on 6% Notes and 2% Notes) in the three months ended June 30, 2010 and $205,176 (including interest of $23,720 on the Notes) in the same period of 2009, representing a $144,687 or 70.5% decrease.  The significant decrease in interest expense was due to amortization of warrants of $174,466 in connection with 6% Notes during second quarter of 2009.  Fair value of the warrants was fully amortized in 2009. Besides, the 6% Notes are in default since June 2009 and a default interest rate of 15% per annum is then charged on 6% Notes.

Net Loss Attributable to Kiwa Shareholders

During the three months ended June 30, 2010, net loss attributable to Kiwa shareholders was $460,817, representing a decrease of $162,767 or 26.1%, comparing with $623,584 for the same period of 2009.  This decrease resulted from the following factors: (1) decrease in operating expenses of $111,861 or 21.6%; (2) decrease in interest expenses of $144,687 or 70.5%; (3) income from discontinued operations of $nil and $111,828 in the three months ended June 30, 2010 and 2009, respectively; and (4) net loss attributable to non-controlling interest in the three months ended June 30, 2010 was $nil and $22,365 for the same period of 2009.

Comprehensive Loss

Comprehensive loss decreased by $191,836 or 30.6% to $434,100 for the three months ended June 30, 2010, as compared to $625,936 for the comparable period of 2009 for reasons stated above.

Results of Operations for Six Months Ended June 30, 2010

Net Sales

Net sales were $82,888 and $30,028 for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $52,860.  The increase is mainly due to expansion in net sales of our bio-fertilizer business in the first quarter of 2010.

Cost of Sales

During the six months ended June 30, 2010, cost of sales was $50,219, representing an increase of $24,610, compared with $25,609 for the same period of 2009.  The increase of cost of sales was mainly attributable to increase of revenue.

Gross Profit

Gross profit for the six months ended June 30, 2010 was $32,669.  In comparison, gross profit for the same period in 2009 was $4,419, representing an increase of $28,250.

The gross profit margin for our bio-fertilizer business increased from 14.7% for six months ended June 30, 2009 to 39.4% during the same period of 2010.  The increase in gross profit margin was due to adjustment of product mix of reducing amount of production and sales of low-profit-margin products.

Consulting and Professional Fees

Consulting and professional fees was $73,894 and $148,364 for the six months ended June 30, 2010 and 2009, respectively, representing $74,470 or 50.2% decrease.  During the first half of 2009, the Company amortized financing commission of $86,071. No such amortization in 2010.

Officers’ Compensation

Officers’ compensation for the six months ended June 30, 2010 and 2009 was $80,908 and $124,998, respectively, representing a $44,090 or 35.3% decrease.

On December 12, 2006, our Board of Directors granted 2,000,000 options under the 2004 Stock Incentive Plan, of which 823,700 shares were granted to the executive officers and directors.  The fair value of options had been fully amortized during three years since December 12, 2006.  Amortization of these options was $nil and $44,732 during six months ended June 30, 2010 and 2009, respectively.

General and Administration

General and administration expenses for six months ended June 30, 2010 and 2009 were $574,800 and $534,932, respectively, representing $39,868 or 7.5% increase.  General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.  The increase in general and administration expenses was mainly due to rise in travel and entertainment and office expense.  During six months ended June 30, 2010 and 2009, the Company charged $238,594 and $217,710 into general and administrative expenses for penalty of 6% and 2% Notes since the number of authorized shares did not meet relevant requirements.  See Note 10 of Notes to Condensed Consolidated Financial Statements.

Selling Expenses

Selling expenses for the six months ended June 30, 2010 decreased $6,165 or 66.7% from $9,238 in 2009 to $3,073 in 2010.  The decrease in selling expenses was mainly due to improved methods in sales.  Selling expenses include salary and travel expenses of salesmen, delivery expenses and advertising, etc.

Research and Development

Research and development expense for the six months ended June 30, 2010 remained stable with a slight decrease of $5,806 or 6.0% from $97,253 to $91,447 in the same period of 2009.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation charged to cost of production and deprecation of research equipment, decreased $45,300 or 66.8% to $22,539 for the six months ended June 30, 2010, as compared to $67,839 for the same period of 2009. The decrease was a result of more fully depreciated property and machinery items in 2010.

Interest Expenses

Net interest expense was $120,313 (including interest of $114,047 on 6% Notes and 2% Notes) in the six months ended June 30, 2010 and $410,790 (including interest of $47,724 on 6% Notes and 2% Notes) in the same period of 2009, representing a $290,477 or 70.7% decrease.  The significant decrease in interest expense was due to amortization of warrants of $348,932 in connection with 6% Notes during first and second quarter of 2009.  Fair value of the warrants was fully amortized in 2009. Besides, the 6% Notes are in default since June 2009 and a default interest rate of 15% per annum is then charged on 6% Notes.

Net Loss Attributable to Kiwa Shareholders

During the six months ended June 30, 2010, net loss attributable to Kiwa shareholders was $932,350, representing a decrease of $513,059 or 35.5%, comparing with $1,445,409 for the same period of 2009.  This decrease resulted from the following factors: (1) increase in gross profit of $28,250; (2) decrease in operating expenses of $183,996 or 17.8%; (3) decrease in interest expenses of $290,477 or 70.7%; (4) net loss attributable to non-controlling interest in the six months ended June 30, 2010 was nil and $2,948 for the same period of 2009.

Comprehensive Loss

Comprehensive loss decreased by $487,350 or 33.7% to $960,115 for the six months ended June 30, 2010, as compared to $1,447,465 for the comparable period of 2009 for reasons stated above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan.  During the six months ended June 30, 2010, related parties advanced $886,322 in total to the Company, which was partially offset by repayment to related parties of $217,579.  As of June 30, 2010, our current liabilities exceeded current assets by $7,441,680, reflecting a current ratio of 0.03:1 and a quick ratio of 0.008:1.  Comparably, as of December 31, 2009, our current liabilities exceeded current assets by $6,383,120, denoting current ratio of 0.03:1 and quick ratio of 0.004:1.

As of June 30, 2010 and December 31, 2009, we had cash of $60,456 and $28,765, respectively.  Changes in cash balances are outlined as follows:

During the six months ended June 30, 2010, our operations utilized cash of $577,922 as compared with $280,722 in the same period of 2009.  Cash was mainly used for working capital for our bio-fertilizer and public company operation.

During the six months ended June 30, 2010 and 2009, we invested $30,451 and nil for investing activities.

During the first half of 2010, our financing activities incurred net cash inflow of $666,473, consisting of $886,322 advances or loans from related parties, which was offset by the repayments to related parties of $217,579 and long-term borrowings of $2,270.  During the six months ended June 30, 2009, we generated $307,981 from financing activities, consisting of loans from related parties of $397,252, which was offset by repayment of $87,404 to related parties and long-term borrowings of $1,867.

During six months ended June 30, 2009, operating activities of discontinued operations utilized cash of $11,593.

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

Commitments and Contingencies

See Note 13 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of June 30, 2010, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of June 30, 2010.  Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2010.

The specific material weakness identified by the Company’s management as of June 30, 2010 are described as follows:

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

Remediation Initiative

●
We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by June 30, 2010.  However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures.  Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework.  We also will increase our efforts to hire the qualified resources.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

During the six months ended June 30, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

Dated: August 19, 2010	By:	/s/ Wei Li
Wei Li
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: August 19, 2010	By:	/s/ Steven Ning Ma
Steven Ning Ma
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)