Form 10-Q
period 2010-09-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2010-11-15
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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
(Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes □ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	□	Accelerated filer	□
Non-accelerated filer	□	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2010
Common Stock, $0.001 par value per share	400,000,000 shares

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$43,158	$28,765
Accounts receivable	-	2,441
Inventories	42,533	6,717
Prepaid expenses	933	-
Deposits and other receivables	140,625	131,674
Current assets of discontinued operation	392	385
Total current assets	227,641	169,982
Property, plant and equipment - net	27,436	255,483
Total assets	$255,077	$425,465
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$315,560	$279,248
Advances from customers	13,356	13,107
Construction costs payable	264,924	290,429
Due to related parties - trade	380,535	351,484
Due to related parties - non-trade	2,697,081	1,819,507
Convertible notes payable	1,631,088	1,518,171
Salary payable	668,502	493,153
Taxes payable	145,147	85,937
Penalty payable	958,360	595,277
Current portion of long-term liabilities	-	4,253
Other payable	1,032,872	997,021
Current liabilities of discontinued operation	107,517	105,515
Total current liabilities	8,214,942	6,553,102
Long-term liabilities, less current portion
Unsecured loans payable	1,716,136	1,684,192
Bank notes payable	-	7,671
Long-term convertible notes payable	-	112,917
Total long-term liabilities	1,716,136	1,804,780

Shareholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at September 30, 2010 and December 31, 2009	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Deficit accumulated	(18,039,874)	(16,394,930)
Accumulated other comprehensive deficiency	(129,464)	(30,824)
Total Kiwa shareholders’ deficiency	(9,676,001)	(7,932,417)
Non-controlling interest	-	-
Total deficiency	(9,676,001)	(7,932,417)
Total liabilities and shareholders' deficiency	$255,077	$425,465

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$5,168	$4,241	$88,056	$34,272
Cost of sales	4,582	3,367	54,801	28,979
Gross profit	586	874	33,255	5,293

Operating expenses
Consulting and professional fees	23,952	37,167	97,846	185,530
Officers’ compensation	35,219	52,605	116,127	177,604
General and administrative	325,379	283,188	900,179	814,607
Selling expenses	553	1,180	3,626	10,420
Research and development	45,969	49,058	137,416	146,311
Depreciation and amortization	2,432	36,973	24,971	108,333
Allowance for doubtful accounts	-	3,614	2,442	54,092
Total operating expenses	433,504	463,785	1,282,607	1,496,897
Operating loss	(432,918)	(462,911)	(1,249,352)	(1,491,604)

Gain from disposal of obsolete inventory	82	-	82	-
Loss from impairment of long-lived assets	(219,118)	-	(219,118)	-
Interest expense	(60,849)	(60,905)	(181,162)	(471,694)
Other income	209	-	4,606	5,855
Loss from continuing operations	(712,594)	(523,816)	(1,644,944)	(1,957,443)

Income (loss) from discontinued operation	-	8,603	-	(6,142)

Net loss before income tax	(712,594)	(515,213)	(1,644,944)	(1,963,585)
Income tax	-	-	-	-
Net loss after income tax	(712,594)	(515,213)	(1,644,944)	(1,963,585)
Net income (loss) attributable to non-controlling interest	-	(1,720)	-	1,229
Net loss attributable to Kiwa shareholders	(712,594)	(516,933)	(1,644,944)	(1,962,356)

Other comprehensive loss
Translation adjustment	(70,875)	(1,171)	(98,640)	(3,227)
Total comprehensive loss	$(783,469)	$(518,104)	$(1,743,584)	$(1,965,583)

Net (loss) per common share - basic and diluted -contiuing operations	$(0.002)	$(0.001)	$(0.004)	$(0.006)
Net income (loss) per common share - basic and diluted - discontiued operations	$-	$0.00002	$-	$(0.00002)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	400,000,000	400,000,000	334,751,608

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,644,944)	$(1,962,356)
Net loss from discontinued operations, net of income taxes	-	4,913
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,971	151,608
Impairment loss on long-lived assets	219,118	-
Amortization of detachable warrants, options and stocks as compensation	-	519,927
Provision for doubtful debt and inventory impairment	2,360	791
Provision for penalty payable	363,083	328,372
Non-controlling interest	-	(1,229)
Changes in operating assets and liabilities:
Accounts receivable	-	468,367
Inventories	(35,040)	(14,241)
Prepaid expenses	(919)	10,760
Deposits and other receivables	(7,303)	(79,534)
Accounts payable	26,270	(414,041)
Salary payable	171,461	157,142
Taxes payable	56,686	50,652
Advances from customers	-	(146,159)
Due to related parties-trade	22,036	117,094
Other payable	33,833	167,770
Net cash used in operating activities	(768,388)	(640,164)

Cash flows from investing activities:
Purchase of property and equipment	(30,533)	(7,318)
Net cash used in investing activities	(30,533)	(7,318)

Cash flows from financing activities:
Proceeds from related parties	1,114,467	755,314
Repayment to related parties	(236,893)	(87,404)
Repayment of long-term borrowings	(7,695)	(3,126)
Net cash provided by financing activities	869,879	664,784
Effect of exchange rate change	(56,565)	(8,315)

Cash flows from discontinued operations
Net cash used in discontinued operating activities	-	(4,498)
Net cash provided by discontinued investing activites	-	-
Net cash used in discontinued financing activites	-	-
Cash and cash equivalents:
Net increase	14,393	4,489
Balance at beginning of period	28,765	18,609
Balance at end of period	$43,158	$23,098

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$537	$1,056
Cash paid for income taxes	$-	$-

Non-cash operating, investing and financing activities:
Issuance of common stock for conversion of convertible notes payable and interest	-	104,152
Issuance of stock as compensation to consultants	-	6,000

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Kiwa Shareholders
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficits	Deficiency	interest	Total
Balance, December 31, 2009	400,000,000	$400,000	$8,093,337	$(16,394,930)	$(30,824)	-	$(7,932,417)
Net loss attributable to Kiwa shareholders for the nine months ended September 30, 2010	-	-	-	(1,644,944)	-	-	(1,644,944)
Foreign currency translation difference	-	-	-	-	(98,640)	-	(98,640)
Balance, September 30, 2010 (Unaudited)	400,000,000	$400,000	$8,093,337	$(18,039,874)	$(129,464)	-	$(9,676,001)

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

Basis of preparation - These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The (a) condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of September 30, 2010, the Company had cash of $43,158, a current ratio of 0.03 and quick ratio of 0.005.  The Company had an accumulated deficit of $18,039,874, and incurred a net loss of $1,644,944 during the nine months ended September 30, 2010.  This trend is expected to continue.  These factors create substantial doubt about the Company’s ability to continue as a going concern.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of September 30, 2010	As of December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB6.7011	US$1=RMB6.8282

	Three months ended September 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB6.7725	US$1=RMB6.8310

	Nine months ended September 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB6.8069	US$1=RMB6.8321

Advertising costs - The Company charges all advertising costs to expense as incurred.  The total amounts of advertising costs charged to general and administrative expense were $747 and $8,959 for the nine months ended September 30, 2010 and 2009, respectively.

Research and development costs - Research and development costs are charged to expense as incurred.  During the nine months ended September 30, 2010 and 2009, research and development costs were $137,416 and $146,311, respectively.  Included in research and development costs were depreciation of property, plant and equipment of $nil and $43,275 for the nine months ended September 30, 2010 and 2009, respectively.

Shipping and handling costs - Substantially all costs of shipping and handling of products to customers are included in general and administrative expense.  Shipping and handling costs for the nine months ended September 30, 2010 and 2009 were $925 and $4,606, respectively.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per common share includes dilutive effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable).  These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive.  Accordingly, basic and diluted loss per common share is the same for all periods presented.  As of September 30, 2010, potentially dilutive securities aggregated 978,961,131 shares of common stock.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

3.  Accounts Receivable

The net amount of accounts receivable as of September 30, 2010 and December 31, 2009 were nil and $2,441, respectively.  The Company recorded a $2,442 provision for bad debts during the nine months ended September 30, 2010.

4.  Inventories

The amount of inventories as of September 30, 2010 and December 31, 2009, all being finished goods, were $42,533 and $6,717, respectively.

5.  Property, Plant and Equipment

The total gross amount of property, plant and equipment was $2,048,836 and $2,010,694 as of September 30, 2010 and December 31, 2009, respectively.  The following table presents the property, plant and equipment as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Property, Plant and Equipment	(Unaudited)
Buildings	$1,266,714	$1,243,137
Machinery and equipment	576,477	565,745
Automobiles	83,013	81,467
Office equipment	101,045	99,159
Computer software	21,587	21,186
Property, plant and equipment - total	$2,048,836	$2,010,694
Less: accumulated depreciation	(713,125)	(688,617)
Less: impairment on long-lived assets	(1,308,275)	(1,066,594)
Property, plant and equipment - net	$27,436	$255,483

The building is on a piece of land the use right of which was granted to Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) by local government free for 10 years from May 26, 2002.  Then for another 20 years on a fee calculated according to Kiwa Shandong’s net profit.  Since Kiwa Shandong did not generate any net profit, no fee is payable.

During the nine months ended September 30, 2010, the Company charged $219,118 to expense on impairment of Kiwa Shandong’s idle assets..  No impairment on long-lived assets was charged to expense during the nine months ended September 30, 2009.

Depreciation expenses for the nine months ended September 30, 2010 and 2009 was $24,971 and $151,608, respectively.  All of our property, plant and equipment have been held as collateral to secure the 6% Notes (See Note 11 below).

6.  Advances from Customers

The balances of advances from customers as of September 30, 2010 and December 31, 2009 were $13,356 and $13,107, respectively, representing payments by customers prior to delivery of goods.

7.  Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of the Company’s bio-fertilizer facility in Shandong.  As of September 30, 2010 and December 31, 2009, construction costs payable was $264,924 and $290,429, respectively.

8.  Related Party Transactions

Amounts due to related parties consisted of the following as of September 30, 2010 and December 31, 2009:

Item	Nature	Notes	September 30, 2010	December 31, 2009
			(Unaudited)
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$2,529,231	$1,693,036
Kangtai International Logistics (Beijing) Co., Ltd.
	Non-trade	(2)	(46,150)	(45,029)
("Kangtai")
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	214,000	171,500
Subtotal			$2,697,081	$1,819,507

Kiwa-CAU R&D Center	Trade	(4)	380,535	351,484
Subtotal			$380,535	$351,484
Total			$3,077,616	$2,170,991

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2009, the remaining balance due to Mr. Li was $1,693,036.  During the nine months ended September 30, 2010, Mr. Li advanced $1,071,967 to the Company and was repaid $235,772.  As of September 30, 2010, the balance due to Mr. Li was $2,529,231.  Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

Motor Vehicle Lease

In December 2004, the Company entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is RMB15,000 (approximately $2,200).  The Company has extended this lease agreement with Mr. Li to the end of fiscal 2011.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes. (See Note 11 below).

(2) Kangtai

Kangtai, formerly named China Star Investment Management Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2009, the amount due from Kangtai was $45,029.  The balance due from Kangtai on September 30, 2010 was $46,150.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2009, the amount due to Ms. Wang was $171,500.  During the nine months ended September 30, 2010, Ms. Wang advanced $42,500 to the Company.  As of September 30, 2010, the amount due to Ms. Wang was $214,000.  Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agreed to invest RMB 1 million (approximately $149,229) each year to fund research at Kiwa-CAU R&D Center until 2016.  Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2009, the amount due to Kiwa-CAU R&D Center was $351,484.  As of September 30, 2010, the outstanding balance due to Kiwa-CAU R&D Center was $380,535.

9.  Other Payable

Other payable consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(Unaudited)
Outstanding legal and other professional fees	$402,690	$495,365
Interest payable on convertible notes	462,843	290,828
Other	167,339	210,828
Total other payable	$1,032,872	$997,021

10.  Unsecured Loans Payable

The balance of unsecured loans payable was $1,716,136 and $1,684,192 as of September 30, 2010 and December 31, 2009, respectively.  The difference of $31,944 was due to the different exchange rates prevailing at the two dates.  Unsecured loans payable consisted of the following at September 30, 2010 and December 31, 2009:

Item	September 30, 2010	December 31, 2009
	(Unaudited)
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,343,063	$1,318,063
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	373,073	366,129
Total	$1,716,136	$1,684,192

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

According to a project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Under the agreement, the Company has the option to pay a fee of RMB480,000 ($70,316) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right.  The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of September 30, 2010, the Company invested approximately $1.91 million for the property, plant and equipment of the project.

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

The conversion price of the 6% Notes is based on a 40% discount to the average of the three lowest trading prices of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period.  The conversion price is also adjusted for certain subsequent issuances of equity securities of the Company at prices below the conversion price then in effect.  The 6% Notes contain a volume limitation that prohibits the holder from converting further 6% Notes if doing so would cause the holder and its affiliates to hold more than 4.99% of the Company’s outstanding common stock.  In addition, each holder of 6% Notes agrees that they may not convert more than their pro-rata share (based on original principal amount) of the greater of $120,000 principal amount of 6% Notes per calendar month or the average daily dollar volume calculated during the 10 business days prior to a conversion, per conversion.  This conversion limit has since been eliminated pursuant to an agreement by the Company and the Purchasers (see discussion below).

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

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per months plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants.  Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of September 30, 2010, the Company has accrued a penalty of $958,360, of which $363,083 and $328,372 was included in general and administrative expenses during the nine months ended September 30, 2010 and 2009, respectively.

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

The Purchasers of the 6% Notes and Warrants were introduced to the Company by an investment bank pursuant to an engagement letter agreement with the Company.  Pursuant to the engagement letter, the investment bank received a cash fee equal to 8% of the aggregate proceeds raised in the financing and to warrants in the quantity equal to 8% of the securities issued in the financing.  The Company recorded the cash fee and other direct costs incurred for the issuance of the convertible loan in aggregate of $30,000 as deferred debt issuance costs.  Debt issuance costs were amortized on the straight-line method over the term of the 6% Notes, with the amounts amortized being recognized as interest expense.  As of September 30, 2009 the debt issuance costs were fully amortized.

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

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which will be due on January 31, 2011.  Other terms of the 2% Notes are similar to the 6% Notes.  No principal of the 2% Notes has been converted so far.  As of September 30, 2010, the outstanding principal balance on the 2% Notes was $112,917.

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

On June 29, 2009, the 6% Notes were due.  The Company has informed the Purchasers of its inability to repay the outstanding balance on the due date.  Therefore, the 6% Notes are in default and the default interest rate of 15% per annum is being charged on the 6% Notes.

During the nine months ended September 30, 2010, the Purchasers converted nil principal and nil interest into shares of common stocks.  As of September 30, 2010, the face amount of convertible notes outstanding was $1,631,088.

During the nine months ended September 30, 2010, interest of $170,326 and $1,689 was accrued on the 6% Notes and the 2% Notes respectively.  Unpaid interest of $462,843 and $290,828 was included in other payable on the balance sheet as of September 30, 2010 and December 31, 2009, respectively.

12.  Equity-Based Transactions

As of September 30, 2010 and December 31, 2009, the Company had 400,000,000 shares of common stock outstanding, respectively.  From January 1, 2010 to September 30, 2010, the Company has not engaged in equity-based transactions.

13.  Segment Reporting

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

Item	Bio-fertilizer	Livestock Feed (Discontined)	Chemical Fertilizer Trade (1)	Corporate (2)	Total
Three Months Ended September 30, 2010
Net sales	$5,168	$-	$-	$-	$5,168
Gross profit	586	-	-	-	586
Operating expenses	27,365	-	-	406,139	433,504
Operating loss	(26,779)	-	-	(406,139)	(432,918)
Gain from disposal of obsolete inventory	82	-	-	-	82
Loss from impairment of long-lived assets	(219,118)	-	-	-	(219,118)
Interest income (expense)	-	-	-	(60,849)	(60,849)
Other income	209	-	-	-	209
Non-controlling interest	-	-	-	-	-
Net loss attributable to Kiwa shareholders	$(245,606)	$-	$-	$(466,988)	$(712,594)

Total assets as of September 30, 2010	$70,928	$392	$-	$183,757	$255,077

Item	Bio-fertilizer	Livestock Feed (Discontined)	Chemical Fertilizer Trade (1)	Corporate (2)	Total
Three Months Ended September 30, 2009
Net sales	$4,241	$1,370,320	$-	$-	$1,374,561
Gross profit	874	21,849	-	-	22,723
Operating expenses	78,979	13,246	-	384,806	477,031
Operating profit (loss)	(78,105)	8,603	-	(384,806)	(454,308)
Interest income (expense)	(37)	-	-	(60,868)	(60,905)
Other income	-	-	-	-	-
Non-controlling interest	-	(1,720)	-	-	(1,720)
Net loss attributable to Kiwa shareholders	$(78,142)	$6,883	$-	$(445,674)	$(516,933)

Total assets as of September 30, 2009	$1,129,218	$348,662	$2,957,973	$310,893	$4,746,746

(1)
 On June 23rd, 2008, Kiwa Bio-Tech Products (Shangdong) Co., Ltd. (Kiwa Shandong) received approval from the Ministry of Commerce of the People's Republic of China, ratifying authority for Kiwa Shandong to sell fertilizer products, including chemical fertilizers, complex fertilizers and compound fertilizers to other companies.

(2)	Beijing Representative Office of Kiwa Shandong fulfills part of corporate managerial function. Most of its expenses relating to this function were categorized into corporate segment.

Item	Bio-fertilizer	Livestock Feed (Discontined)	Chemical Fertilizer Trade (1)	Corporate (2)	Total
Nine Months Ended September 30, 2010
Net sales	$88,056	$-	$-	$-	$88,056
Gross profit	33,255	-	-	-	33,255
Operating expenses	97,726	-	-	1,184,881	1,282,607
Operating loss	(64,471)	-	-	(1,184,881)	(1,249,352)
Gain from disposal of obsolete inventory	82	-	-	-	82
Loss from impairment of long-lived assets	(219,118)	-	-	-	(219,118)
Interest income (expense)	(46)	-	-	(181,116)	(181,162)
Other income	4,606	-	-	-	4,606
Non-controlling interest	-	-	-	-	-
Net loss attributable to Kiwa shareholders	$(278,947)	$-	$-	$(1,365,997)	$(1,644,944)

Total assets as of September 30, 2010	$70,928	$392	$-	$183,757	$255,077

Item	Bio-fertilizer	Livestock Feed (Discontined)	Chemical Fertilizer Trade (1)	Corporate (2)	Total
Nine Months Ended September 30, 2009
Net sales	$34,272	$2,829,981	$-	$-	$2,864,253
Gross profit	5,293	44,207	-	-	49,500
Operating expenses	298,667	50,349	-	1,198,230	1,547,246
Operating profit (loss)	(293,374)	(6,142)	-	(1,198,230)	(1,497,746)
Interest income (expense)	(226)	-	-	(471,468)	(471,694)
Other income	5,855	-	-	-	5,855
Non-controlling interest	-	1,229	-	-	1,229
Net loss attributable to Kiwa shareholders	$(287,745)	$(4,913)	$-	$(1,669,698)	$(1,962,356)

Total assets as of September 30, 2009	$1,129,218	$348,662	$2,957,973	$310,893	$4,746,746

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

14.  Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

The Company leased an office in Beijing on July 15, 2007.  The operating lease agreement will expire on January 14, 2012.  The monthly rental payment for the office is RMB 96,074 (approximately $14,068).  Rent expense under the operating leases for the nine months ended September 30, 2010 and 2009 was $143,897 and $122,584, respectively.

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

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $149,229) each year to fund research at the R&D Center.  The term of this Agreement is ten years starting from July 1, 2006.  Prof. Qi Wang, one of our directors commencing in July 2007 acts as Director of Kiwa-CAU R&D Center since July 2006.

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of September 30, 2010, the Company had invested approximately $1.91 million for the project.

PRC employee costs

According to the prevailing laws and regulations of the PRC, the Company’s subsidiaries in the PRC are required to cover its employees with medical, retirement and unemployment insurance programs.  Management believe that due to the transient nature of its employees, they do not need to provide all employees with such social insurances, and have not paid the social insurances for all employees.

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

The condensed consolidated balance sheet at September 30, 2010 and consolidated balance sheet at December 31, 2009 were updated to reflect the assets and liabilities of the bio-enhanced feed business segment as a discontinued operation.  The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$392	$385
Total assets	$392	$385

Liabilities
Due to related parties-trade	$32,636	$32,029
Salary payable	74,881	73,486
Total liabilities	$107,517	$105,515

The income statement for the nine months ended September 30, 2010 and 2009 was adjusted to reflect the bio-enhanced feed business segment as a discontinued operation.  The following results of operations of bio-enhanced feed business are presented as a loss from a discontinued operation in the consolidated statements of operations:

	Nine months ended September 30,
	2010	2009
Net sales	$-	$2,829,981
Gross profit	-	44,207
Operating expenses	-	50,349
Operating loss	-	(6,142)
Interest expense	-	-
Impairment on long-lived assets	-	-
Loss from discontinued operation	-	(6,142)
Non-controlling interest	-	1,229
Net loss from discontinued operations	$-	$(4,913)

During the year ended December 31, 2009, Challenge Feed, the 20% minority shareholder of Kiwa Tianjin, without our prior permission, transferred titles to machinery and equipment as well as inventories of Kiwa Tianjin to its own creditors to settle its own debts.  On December 22, 2009, Kiwa Tianjin filed a lawsuit against Challenge Feed in the local court of Wuqing District, Tianjin, where Kiwa Tianjin is domiciled.  In the lawsuit, Kiwa Tianjin asserted that Challenge Feed unlawfully disposed of the assets held by Kiwa Tianjin.  The local court is currently reviewing the complaint and related documents filed with it.  Assets disposed by Challenge Feed includes inventory amounting to $221,848 and fixed assets at the amount of $104,190.   As a result, Kiwa Tianjin could no longer use its assets including machinery and inventory in its normal course of operation.  As of September 30, 2010, the Company has classified its bio-enhanced feed business through Kiwa Tianjin as discontinued operations.

16.  Income Tax

No provision for taxes is made as the Company and its subsidiaries do not have any taxable income in the U.S., the British Virgin Islands or the PRC.

The Company had deferred tax assets as follows:

	September 30	December 31
	2010	2009
	(Unaudited)
Net operating losses carried forward	$2,592,497	1,559,095
Less: Valuation allowance	(2,592,497)	(1,559,095)

Net deferred tax assets	$ −	$ −

The net operating losses carried forward were approximately $ 17,283,000 and $15,623,000 at September 30, 2010 and December 31, 2009, which will expire in years through 2024.  Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.  As of September 30, 2010 and December 31, 2009, the Company did not have any other significant temporary differences and carry forwards that may result in deferred tax assets or liabilities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended September 30, 2010 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2010 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated $88,056 and $34,272 in revenue in the nine months ended September 30, 2010 and 2009, respectively, reflecting an increase of $53,784.  We incurred a net loss of $1,644,944 and $1,962,356 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, the Company had cash of $43,158.  Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations.  During the nine months ended September 30, 2010, related parties advanced $1,114,467 in total to the Company, which was partly offset by repayment to a related party of $236,893.  These funds are insufficient to execute our business plan as currently contemplated.  Management is currently looking for alternative sources of capital to fund our operations.

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

As of September 30, 2010, we had an accumulated deficit of $18,039,874, of which $1,644,944 was incurred during the nine months ended September 30, 2010.  We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue.  We will require additional capital to fund our operations.

As of September 30, 2010, our current liabilities were $8,214,942, which exceeded current assets by $7,987,301, representing a current ratio of 0.03 and quick ratio of 0.005. Comparably, on December 31, 2009, our current liabilities exceeded current assets by $6,383,120, resulting in a current ratio of 0.03 and quick ratio of 0.004.  The 6% Notes became due on June 29, 2009.  If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate more revenues in the future.  There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets.  As of September 30, 2010, the net value of property and equipment was $27,436, which represented approximately 10.8% of our total assets.

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

Based on our analysis, we charged $804,780 as loss from impairment of long-lived assets in fiscal 2009.  During the nine months ended September 30, 2010, we charged $219,118 into expense as loss from impairment of long-lived assets.

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

Major Customers and Suppliers

Bio-fertilizer Products

We had a total of 15 customers as of September 30, 2010.  We had a total of 18 customers as of September 30, 2009, of which our top four customers accounted for 25.5%, 13.0%, 11.8% and 10.7% of our net sales for the nine months ended September 30, 2009, respectively.  No other single customer accounted for more than 10.0% of our revenues.

Results of Operations

Results of Operations for Three Months Ended September 30, 2010

Net Sales

Net sales were $5,168 and $4,241 for the three months ended September 30, 2010 and 2009, respectively, representing an increase of $927.  Despite the increase in net sales for the most recently completed quarter, the Company’s sales volume slowed down in the second and third quarter of 2010 compared to the first quarter of this year when the Company recorded sales of $70,640.

Cost of Sales

During the three months ended September 30, 2010, cost of sales was $4,582, representing an increase of $1,215, compared with $3,367 for the same period of 2009.  The increase of cost of sales was mainly attributable to the increase in sales.

Gross Profit

Gross profit for the three months ended September 30, 2010 was $586.  In comparison, gross profit for the same period in 2009 was $874, representing a decrease of $288.

The gross profit margin for our bio-fertilizer business decreased from 20.6% for three months ended September 30, 2009 to 11.3% during the comparison period of 2010.  The decrease in gross profit and the gross profit margin was due to the reduction of the sales price of products due to competition within the market.

Consulting and Professional Fees

Consulting and professional fees were $23,952 and $37,167 for the three months ended September 30, 2010 and 2009, respectively, representing a $13,215 or 35.6% decrease.  The decrease in consulting and professional fees was mainly due to reduced audit/review fees charged by our auditors.  During three months ended September 30, 2009, the Company issued amendments to its quarterly reports for three months ended March 31, 2009 and June 30, 2009, which resulted in higher audit/review fees than other periods.

Officers’ Compensation

Officers’ compensation for the three months ended September 30, 2010 and 2009 was $35,219 and $52,605, respectively, representing a $17,386 or 33.1% decrease.

On December 12, 2006, our Board of Directors granted 2,000,000 options under the 2004 Stock Incentive Plan, of which 823,700 shares were granted to the executive officers and directors.  The fair value of options has been fully amortized during three years since December 12, 2006.  Amortization of these options was nil and $22,366 during three months ended September 30, 2010 and 2009, respectively.

General and Administrative

General and administrative expenses for the three months ended September 30, 2010 and 2009 were $325,379 and $283,188, respectively, representing a $42,191 or 14.9% increase.  General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.  During the three months ended September 30, 2010 and 2009, the Company charged $124,489 and $110,662 into general and administrative expenses for penalties due under the 6% and 2% Notes since the number of authorized shares did not meet relevant requirements.  See Note 11 to Condensed Consolidated Financial Statements.

Selling Expenses

Selling expenses for the three months ended September 30, 2010 decreased $627 or 53.1% from $1,180 in 2009 to $553 in 2010.  The decrease in selling expenses was mainly attributable to new measures to tighten control over expenses.

Research and Development

Research and development expense for the three months ended September 30, 2010 remained stable with a slight decrease of $3,089 or 6.3% from $49,058 to $45,969 in the same period of 2009.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation charged to cost of production and depreciation of research equipment, decreased by $34,541 or 93.4% to $2,432 for the three months ended September 30, 2010, as compared to $36,973 for the same period of 2009.  The decrease was a result of more fully depreciated and impaired property and machinery items in 2010.

Loss from Impairment of Long-lived Assets

Our long-lived assets consist of property, equipment and intangible assets.  As of September 30, 2010, the net value of property and equipment and intangible assets was $27,436 and nil, respectively.

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

Based on our analysis, we charged $219,118 and nil as loss from impairment of long-lived assets during three months ended September 30, 2010 and 2009, respectively.

Interest Expense

Net interest expense was $60,849 (including interest of $57,399 on 6% Notes and $569 on 2% Notes) in the three months ended September 30, 2010 and $60,905 (including interest of $57,399 on 6% Notes and 569 on 2% Notes) in the same period of 2009, representing a $56 decrease.

Net Loss Attributable to Kiwa Shareholders

During the three months ended September 30, 2010, net loss attributable to Kiwa shareholders was $712,594, representing an increase of $195,661 or 37.9%, compared with a loss of $516,933 for the same period of 2009.  This increase resulted from the net effect of the reasons stated above.

Comprehensive Loss

Comprehensive loss increased by $265,365 or 51.2% to $783,469 for the three months ended September 30, 2010, as compared to $518,104 for the comparable period of 2009 due to the increased net loss and increased loss on translations adjustments.

Results of Operations for Nine Months Ended September 30, 2010

Net Sales

Net sales were $88,056 and $34,272 for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $53,784.  The increase is mainly due to expansion in net sales of our bio-fertilizer business in the first quarter of 2010.

Cost of Sales

During the nine months ended September 30, 2010, cost of sales was $54,801, representing an increase of $25,822, compared with $28,979 for the same period of 2009.  The increase of cost of sales was mainly attributable to the increase in sales.

Gross Profit

Gross profit for the nine months ended September 30, 2010 was $33,255.  In comparison, gross profit for the same period in 2009 was $5,293, representing an increase of $27,962.

The gross profit margin for our bio-fertilizer business increased from 15.4% for nine months ended September 30, 2009 to 37.8% during the same period of 2010.  The increase in gross profit margin was due to adjustment of product mix to reduce the amount of production and sales of low-profit-margin products.

Consulting and Professional Fees

Consulting and professional fees was $97,846 and $185,530 for the nine months ended September 30, 2010 and 2009, respectively, representing a $87,684 or 47.3% decrease.  During the first three quarters of 2009, the Company amortized financing commission of $86,071.  No such amortization was recognized in 2010.

Officers’ Compensation

Officers’ compensation for the nine months ended September 30, 2010 and 2009 was $116,127 and $177,604, respectively, representing a $61,477 or 34.6% decrease.

On December 12, 2006, our Board of Directors granted 2,000,000 options under the 2004 Stock Incentive Plan, of which 823,700 shares were granted to the executive officers and directors.  The fair value of options has been fully amortized during three years since December 12, 2006.  Amortization of these options was nil and $67,098 during nine months ended September 30, 2010 and 2009, respectively.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2010 and 2009 were $900,179 and $814,607, respectively, representing a $85,572 or 10.5% increase.  General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.  The increase in general and administration expenses was mainly due to rise in travel and entertainment and office expense.  Also, during the nine months ended September 30, 2010 and 2009, the Company charged $363,083 and $328,372 into general and administrative expenses for penalties due under the 6% and 2% Notes since the number of authorized shares did not meet relevant requirements.  See Note 11 to Condensed Consolidated Financial Statements.

Selling Expenses

Selling expenses for the nine months ended September 30, 2010 decreased $6,794 or 65.2% from $10,420 in 2009 to $3,626 in 2010.  Selling expenses include salary and travel expenses of salesmen, delivery expenses and advertising, etc. The decrease in selling expenses was due to the Company’s new measures imposing tight control over expenses.

Research and Development

Research and development expense for the nine months ended September 30, 2010 remained stable with a slight decrease of $8,895 or 6.1% from $146,311 to $137,416 in the same period of 2009.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation charged to cost of production and depreciation of research equipment, decreased $83,362 or 76.9% to $24,971 for the nine months ended September 30, 2010, as compared to $108,333 for the same period of 2009.  The decrease was a result of more fully depreciated and impaired property and machinery items in 2010.

Loss from Impairment of Long-lived Assets

Our long-lived assets consist of property, equipment and intangible assets.  As of September 30, 2010, the net value of property and equipment and intangible assets was $27,436 and nil, respectively.

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

Based on our analysis, we charged $219,118 and nil as loss from impairment of long-lived assets during the nine months ended September 30, 2010 and 2009, respectively.

Interest Expense

Net interest expense was $181,162 (including interest of $170,326 on 6% Notes and $1,689 on 2% Notes) in the nine months ended September 30, 2010 and $471,694 (including interest of $103,295 on 6% Notes and $1,689 on 2% Notes) in the same period of 2009, representing a $290,532 or 61.6% decrease.  The significant decrease in interest expense was due to amortization of warrants of $348,932 in connection with 6% Notes during first and second quarter of 2009.  The fair value of the warrants was fully amortized in 2009.   The 6% Notes have been in default since June 2009 and a default interest rate of 15% per annum has been charged on 6% Notes since then.

Net Loss Attributable to Kiwa Shareholders

During the nine months ended September 30, 2010, net loss attributable to Kiwa shareholders was $1,644,944, representing a decrease of $317,412 or 16.2%, compared with a loss of $1,962,356 for the same period of 2009.  This decrease resulted from the net effect of the reasons stated above.

Comprehensive Loss

Comprehensive loss decreased by $221,999 or 11.3% to $1,743,584 for the nine months ended September 30, 2010, as compared to $1,965,583 for the comparable period of 2009 due to the decreased net loss offset by the increased loss on translation adjustments.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan.  During the nine months ended September 30, 2010, related parties advanced $1,114,467 in total to the Company, which was partially offset by repayment to related parties of $236,893.  As of September 30, 2010, our current liabilities exceeded current assets by $7,987,301, reflecting a current ratio of 0.03:1 and quick ratio of 0.005:1.  Comparably, as of December 31, 2009, our current liabilities exceeded current assets by $6,383,120, denoting a current ratio of 0.03:1 and quick ratio of 0.004:1.

As of September 30, 2010 and December 31, 2009, we had cash of $43,158 and $28,765, respectively.  Changes in cash balances are outlined as follows:

During the nine months ended September 30, 2010, our operations utilized cash of $768,388 as compared with $640,163 in the same period of 2009.  Cash was mainly used for working capital for our bio-fertilizer and public company operation.

During the nine months ended September 30, 2010 and 2009, we invested $30,533 and $7,318 for the purchase of property and equipment.

During the first three quarters of 2010, our financing activities provided a net cash inflow of $869,879, consisting of $1,114,467 advances or loans from related parties, which was offset by the repayments to related parties of $236,893 and of long-term borrowings of $7,695.  During the nine months ended September 30, 2009, we generated $664,784 from financing activities, consisting of loans from related parties of $755,314, which was offset by repayments of $87,404 to related parties and of long-term borrowings of $3,126.

During the nine months ended September 30, 2009, operating activities of discontinued operations utilized cash of $4,498.

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

Commitments and Contingencies

See Note 14 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of September 30, 2010, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of September 30, 2010.  Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2010.

The specific material weaknesses identified by the Company’s management as of September 30, 2010 are described as follows:

●	The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

●	We currently do not have an audit committee.

●
The Company was unable to gather all information needed for composing the required filings and complete the Management's Discussion and Analysis of financial statements within the time periods specified in the SEC’s forms.

Remediation Initiative

●
We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by September 30, 2010.  However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures.  Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework.  We also will increase our efforts to hire the qualified resources.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 29, 2010, Kiwa Tianjin submitted to the local court of Wuqing District, Tianjin an “Application of Review” in connection with WuMinPoZi No. 1 “Written Ruling in Civil Action,” which froze Tianjin Challenge Feed Co., Ltd. ( “Challenge Feed”)’s equity of $120,000 in Kiwa Tianjin.  The Application of Review stated the fact that Challenge Feed had illegally used the property in Kiwa Tianjin to repay its own liabilities, thus asking the local court to confirm that Challenge Feed’s equity will no longer be valid since it had been taken back by Challenge Feed.

To our knowledge, in June 2010 the local court ordered Challenge Feed to start the process of bankruptcy and also specified an administrator of insolvency.  Therefore, according to relevant Chinese law, the lawsuit against Challenge Feed filed on December 22, 2009 will not be accepted.  Kiwa Tianjin had provided to the administrator of insolvency a statement of facts that there were properties of Kiwa Tianjin in the factory of Challenge Feed.

The administrator of insolvency of Challenge Feed and the local court’s adjudication of Application of Review will decide if Challenge Feed’s investment of $120,000 is still valid and whether the discharge of Challenge Feed’s debts with its investment in Kiwa Tianjin will be invalid.

ITEM 1A.  RISK FACTORS

During the nine months ended September 30, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION (Registrant)

/s/ Wei Li	November 15, 2010 Chief Executive Officer and Chairman of the Board of Directors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	November 15, 2010 Chief Financial Officer
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)