Form 10-K
period 2010-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2011-04-15
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
(Address of principal executive offices)
(626) 715-5855
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:		Securities registered pursuant to Section 12(g) of the Act: (Title of Each Class)
None		Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐Yes ☒No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒Yes☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $440,000.

The number of shares of registrant’s common stock outstanding as of April 10, 2011 was 400,000,000.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010
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

We established two subsidiaries in China: (1) Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) in 2002 and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006.  The following chart summarizes our organizational and ownership structure.

We develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture.  Our main products are bio-fertilizers.  Our products are designed to enhance the quality of human life by increasing the value, quality and productivity of crops and decreasing the negative environmental impact of chemicals and other wastes.

Bio-fertilizers

We have developed a number of bio-fertilizers and are continuing to develop new products in this area.  In 2002, Kiwa BVI chartered Kiwa Shandong, a wholly-owned subsidiary organized under the laws of the PRC, as its offshore fertilizer manufacturing base to capitalize on low cost, high quality manufacturing advantages available in China.  In October 2003, Kiwa Shandong completed the first phase of construction of its manufacturing facility in Shandong Province, China.  In November 2003, Kiwa Shandong began shipping its bio-fertilizer products to the agricultural market in China.  Since then, we have been devoted to expanding our market share.

In June 2008, Kiwa Shandong received approval from the Ministry of Commerce of the PRC to sell fertilizer products of other manufacturers on a wholesale basis, including chemical fertilizers, complex fertilizers and compound fertilizers.  Based on applicable tax laws in China, these products will be exempt from value-added tax.

Bio-enhanced Feed

On July 11, 2006, we entered into a joint venture with Tianjin Challenge Feed Co., Ltd. (“Challenge Feed”) to develop, manufacture and market biologically enhanced feed for livestock.  Pursuant to the joint venture agreement between the Company and Challenge Feed, we formed Kiwa Tianjin, a company organized and operating under the laws of the PRC, and the Company invested $480,000 in cash in return for an 80% equity share of Kiwa Tianjin and Challenge Feed invested machinery and equipment used in one of Kiwa Tianjin’s two bio-enhanced feed production lines with an agreed value of $120,000 for the remaining 20% equity.  We also leased another production line from Challenge Feed.

On December 22, 2009, Kiwa Tianjin filed a lawsuit against Challenge Feed in the local court of Wuqing District, Tianjin, where Kiwa Tianjin is domiciled.  In the lawsuit, Kiwa Tianjin asserted that Challenge Feed unlawfully disposed of the assets held by Kiwa Tianjin.  The local court of Wuqing District ruled that the local court would not examine the lawsuit against Challenge Feed since Challenge Feed entered into bankruptcy proceedings and that all related matters would be solved during Challenge Feed’s bankruptcy proceedings.

On August 29, 2010, Kiwa Tianjin filed objections with the local court of Wuqing District and Challenge Feed’s bankruptcy administrator.  According to Challenge Feed’s bankruptcy administrator, the filed objections have been received but have not been examined.

 As a result of Challenge Feed’s actions, Kiwa Tianjin was unable to operate as it no longer had the necessary machinery, equipment and inventory.  As a result, as of December 31, 2010, the Company classified its bio-enhanced feed business through Kiwa Tianjin as discontinued operations.

AF-01 Anti-viral Aerosol

On May 8, 2006 we entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co., Ltd. (“JKB”), pursuant to which JKB agreed to transfer to the Company’s PRC subsidiary, its AF-01 anti-viral aerosol technology for veterinary medicine applications, including the exclusive production and other related rights to produce an anti-viral aerosol veterinary drug.  The AF-01 anti-viral aerosol technology is a broad-spectrum antiviral agent with potent inhibitory and/or viricidal effects on a variety of RNA viruses found in animals and fowls such as bird flu.  Pursuant to the payment schedule in the Technology Transfer Agreement, the transfer of the technology will be effective upon the full payment of the first installment of the purchase price in the amount of RMB 3,000,000.  As of December 31, 2010, the Company had paid one-third of the first installment or RMB 1,000,000.  The Company intends to use this technology to develop a commercialized aerosol for application in fowl houses and other animal holding facilities to prevent and cure viral-borne diseases.

In addition, pursuant to the Technology Transfer Agreement, JKB agreed to supply us on an exclusive basis the raw material for the AF-01 anti-viral aerosol, which must have an index of 200,000 zymolysis units per milliliter.  There is no alternative supplier if JKB fails to perform its supply obligations under the contract.

The Technology Transfer Agreement provides that in the event the Company fails to develop the AF-01 product or fails to sell veterinary medicine product within two years, JKB has the right to take back the development rights to such product in which case any products developed will belong to JKB.  The Technology Transfer Agreement expired on May 6, 2008.  However, the Company is negotiating with JKB a renewal of the Technology Transfer Agreement.  There can be no assurance that we can renew the Technology Transfer Agreement or successfully acquire the AF-01 anti-viral aerosol technology.

If we are successful in renewing the Technology Transfer Agreement, before marketing any products developed from this technology, we will need to: (1) successfully complete safety evaluations, pre-clinical studies, pharmacological and toxicological tests, clinical trial reports, stability test reports, environmental impact reports, residue depletion tests and other obligatory experiments by statutory authorities; (2) pass an evaluation by the veterinary drug evaluation institution established by Administrative Department for Veterinary Medicine of State Council (the “Administrative Department”) and pass a sample quality retrial by a test institution established by the Administrative Department after the application is accepted; (3) acquire a Registration Certificate of New Veterinary Drug from the Administrative Department compliant with its drug qualification standards; (4) acquire a company or factory with GMP qualification and submit the application for Approval Number of Veterinary Drug Products in the name of the acquired company to the Administrative Department; and (5) pass an evaluation of manufacturing requirements by the Administrative Department and procure a Veterinary Drug Manufacturing License.  There can be no assurance that we can acquire such prerequisite approvals and licenses, or how much time it will take.

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

The Company is currently looking for GMP-qualified veterinary drug manufacturers with the goal of establishing a joint venture or other strategic relationship to develop and manufacture this product.

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

General Operational Strategy

●	Build a platform for world-class biotechnological research and development results to be commercialized into products for applications in agriculture;

●	Invest in mature technologies that will not require substantial research and development to commercialize;

●	Utilize proprietary technology to supply ag-biotech inputs to the market at lower cost than our competitors;

●	Construct or acquire new production facilities, and improve existing facilities to improve our manufacturing capability in China;

●	Build and strengthen our “KIWA” brand which will increase our ability to become one of the leading companies in China’s “biological, safe and environment-friendly” agricultural inputs industry;

●	Establish strategic alliances for research and development, sales and distribution and customer acquisition with complimentary entities in the biological-agriculture industry; and

●	Enhance our overall management systems, operational structure and corporate governance.

Sales Strategy

●	Our sales strategy involves utilizing both a direct sales force and distribution networks. Our distribution efforts are expected to include the following:

o
Choosing green food/organic food planting bases or other demonstrative agricultural products producers, carrying out regional field tests, fanning out from a point to an area, cultivating market network;

o
Leveraging government and industrial organizations (such as “China Green Food Association”) to strengthen existing sales networks in rural areas, thereby reaching end-users in a more cost-effective manner; cut off selling expenses incurred during middle tiers of supply chain to boost end-user’s value;

o
Cooperating with special agricultural production materials distributors who also help farmers resell their products; focusing on large-to-medium size wholesalers of agricultural production materials at provincial and municipal levels;

o	Establishing a three-level distribution network consisting of a company-centralized sales office, prefectural representative offices and direct distributors in villages and towns; and

o	Leveraging existing sales channels and network of affiliates’ products to save costs of building the network from scratch.

Strategy Regarding Customers

●	Our targeted customers include major agricultural companies and growers that can realize significant financial benefits from using our products including:

o	Chinese agricultural products producers that provide high value-added agricultural products (such as fruits, vegetables, meat, eggs that meet the requirements of green food/organic food) ;

o	Agricultural products producers located in China who are exporting to Japan, Korea, Europe, US and other regional markets of the world;

o	Chinese agricultural products producers who have generated internal needs of ag-biotech inputs to solve the problems of soil-caused diseases, anti-biotic drug tolerance, leftover and others; and

o	“Green” or organic growers throughout the world.

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

Bio-fertilizers

We have developed six bio-fertilizer products with bacillus spp and/or photosynthetic bacteria as core ingredients.  Bacillus spp is a species of bacteria that interacts with plants and promotes biological processes.  It is highly effective for promoting plant growth, enhancing yield, improving quality and elevating resistances.  Photosynthetic bacteria are a group of green and purple bacteria.  Bacterial photosynthesis differs from green plant photosynthesis in that bacterial photosynthesis occurs in an anaerobic environment and does not produce oxygen.  Photosynthetic bacteria can enhance the photosynthetic capacity of green plants by increasing the utilization of sunlight, which helps keep the photosynthetic process at a vigorous level, enhances the capacity of plants to transform inorganic materials to organic products, and boosts overall plant health and productivity.

Our bacillus bacteria based fertilizers are protected by patents.  In 2004, we acquired patent no. ZL 93101635.5 entitled “Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing” from China Agricultural University (“CAU”) for the aggregate purchase of $480,411, consisting of $60,411 in cash and 1,000,000 shares of our common stock, valued at $0.42 per share (aggregate value of $420,000).  Our photosynthetic bacteria based fertilizers are also protected by trade secret laws.

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

Kiwa-CAU Research and Development Center

In July 2006, we established a new research center with CAU through our subsidiary, Kiwa Shandong, which goes under the name, Kiwa-CAU Bio-Tech Research & Development Center (the “Kiwa-CAU R&D Center”).  Pursuant to an agreement between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $151,515) each year to fund research at Kiwa-CAU R&D Center.  Under the above agreement, the Kiwa-CAU R&D Center is responsible for fulfilling the overall research-and-development functions of Kiwa Shandong, including: (1) development of new technologies and new products (which will be shared by Kiwa and CAU); (2) subsequent perfection of existing product-related technologies; and (3) training quality-control personnel and technicians and technical support for marketing activities.  The Company has spent $182,970 and $192,103 for its research and development activities during the years ended December 31, 2010 and 2009, respectively.  The costs incurred by Company’s research and development activities are not borne directly by customers.

During fiscal 2010, Kiwa-CAU R&D Center concentrated on the following activities:

1.	Screening of growth-promoting bacteria;

2.	Screening of bio-control bacteria;

3.	Screening of environmental microbiology;

4.	Studies on fermentation technology and related production process;

5.	Analysis of soil and fertilizer nutrients and fertilization program development;

6.	Organic Fertilizer Application Techniques; and

7.	Technical training and services.

During fiscal 2010, Kiwa-CAU R&D Center had successfully isolated thirty-three strains of endophytic bacillus from plants. A number of strains had been observed to have the capability of boosting crop yield and dispelling chemical pesticide residual from soil.  These strains could be used for not only developing new biological preparation but also environmental protection preparation.

Market Overview

Modern agricultural practices largely rely on heavy use of chemical fertilizers, pesticides and veterinary drugs that can cause tremendous harm to the environment, soils and human health.  Such practices have been under increasing public scrutiny across the world, leading to increased consumer demand for agricultural practices that are more environmentally friendly.  China has only 9.26% of the world’s arable land but needs to feed over 1.3 billion people, or approximately 22.9% of the world’s population.  If the situation continues unchanged, the largest population in the world could potentially face severe food and water shortages and an increasingly polluted living environment.  One solution to the environmental problem is to develop environmentally friendly fertilizers, veterinary drugs and animal feed.

China’s agricultural production has steadily increased for more than 20 years due to agricultural policy reform, improved agricultural technology and recent government support programs, including price supports, export incentives, direct payment and tax incentives.  The following table shows the increase in output of major agriculture products between 1970 and 2008:

Data item	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1990	1980	1970
Corn	165,910	152,300	145,482	139,365	130,287	115,830	121,310	114,094	106,001	128,084	96,821	62,600	33,030
Cotton	7,492	7,624	6,746	5,714	6,324	4,860	4,916	5,324	4,417	3,829	4,508	2,707	2,277
Early rice	N/A	31,515	31,868	31,873	32,217	29,484	30,288	34,002	37,623	40,973	51,649	49,140	37,410
Late rice	N/A	33,513	34,669	34,614	32,959	31,903	35,244	41,754	41,423	48,120	50,438	36,710	26,320
Middle rice	N/A	121,005	116,034	114,104	113,914	99,268	109,007	101,382	108,861	109,394	89,661	44,410	39,320
Wheat	112,460	109,298	104,467	97,445	91,952	86,488	90,290	93,874	99,637	113,879	98,220	55,210	29,185
(All in thousand tons)

Source: ERS-United States Department of Agriculture
In response to the increasingly severe deterioration in food safety, environment pollution, rural area stability and other challenges, the Chinese government attaches high importance to the problems of farmers, rural areas and agriculture.  On January 1, 2006, the agricultural tax was abolished.  Since 2004, the Central People’s Government of the PRC has continuously issued “Number One Document” regarding rural areas of China.  The latest “Number One Document” issued on January 31, 2010, contains a wide-range policies promoting the development of sustainable agriculture methods, for example, improving the income level of hundreds of millions of farmers, strengthening supervision of farm inputs and actively developing green-food and organic food production.

Bio-fertilizer Market

To increase overall crop yield, farmers in China use vast amounts of chemical fertilizers.  According to the U.S. Department of Agriculture, the use of chemical fertilizers in China skyrocketed from 10,863,000 tons in 1979 to 52,390,000 tons in 2008, underpinning a compound annual growth rate of 5.58%.  However, notwithstanding the continuous growth of total fertilizer consumption, the way that Chinese farmers apply fertilizer is beginning to change.  From 1979 to 2008, the percentage of nitrogenous fertilizer application to total amount of fertilizer consumption decreased gradually from 76% to 43.9%.  Meanwhile, the percentage of phosphate fertilizer and potash fertilizer increased steadily.  More importantly, whereas in 1976, 100% of China’s fertilizer consumption was chemical fertilizer (including nitrogenous fertilizer, phosphate fertilizer and potash fertilizer); in 2008, the rate decreased to 69%. Other fertilizers, including bio-fertilizer have begun to be accepted by Chinese farmers. (Source: ERS-United States Department of Agriculture)

The excessive use of chemical fertilizers in China is also reflected by the China-to-U.S. rate of chemical fertilizer application.  According to data from the U.S. Department of Agriculture, in 2005 Chinese farmers applied 2.05 times the nitrogen fertilizer and 1.8 times the phosphate fertilizer compared to their U.S. counterparts.

Use of chemical fertilizer in China is now higher than it has ever been.  This increase in use of chemical fertilizers has led to a series of severe problems including degradation of the soil structure, natural biodiversity and ecological system stability.  Promoting the use of bio-fertilizer together with chemical fertilizer is one of the solutions to solve these problems.

Our serial commercialized products, with bacillus and/or Photosynthesis Biological Catalyst as core ingredients, capitalize on this market trend and we hope to become one of the leaders in developing green technologies for productive, more sustainable agriculture in China.

Competition

Bio-fertilizer

The Company believes that there are about 400 producers of microbial fertilizers in China, most of which are small-scale, workshop producing enterprises with backward equipment and production processes and poor quality.  Some of the producers over-exaggerate product effectiveness, employ improper artifice and even produce fake and shoddy products, all of which has caused losses to farmers and lowered the reputation of bio-fertilizer.

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

In addition, we face competition from large chemical fertilizer manufacturers in China.  These chemical fertilizer manufacturers have provided chemical fertilizers to farmers in China for more than twenty years and customers are more accustomed to using their established products as compared to our products.

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

In fiscal 2010 we purchased all of our raw materials from a single supplier, Beijing Shuang Long A Mu Si Technologies Co., Ltd. Since the market for our raw material is not tight and will not be in the foreseeable future, we do not expect to have any difficulties obtaining our required supply of raw materials.

Customers

We had a total of 15 customers as of December 31, 2010.  A single customer accounted for 79.9% of our net sales for the year ended December 31, 2010.  We had a total of 34 customers as of December 31, 2009, of which two customers accounted for 15.9% and 7.4% of our net sales for the fiscal year ended December 31, 2009, respectively.  No other single customer accounted for more than 7% of our revenues in this product line.

Seasonality

Our operating results have been and are expected to continue to be subject to seasonal trends.  This trend is dependent on numerous factors, including the markets in which we operate, growing seasons, climate, economic conditions and numerous other factors beyond our control.  Generally, we expect the second and third quarters to be stronger than the first and fourth quarters, primarily because the second and third quarters correspond with the growing seasons in our primary markets in China.  It is during those growing seasons when application of our products by our customers would be most beneficial and we therefore expect greater demand for our products during those periods.  There can be no assurance that these operating patterns will occur or continue.

Employees

We currently employ 25 full-time employees in China, including seven management staff, and one employee in the United States.  We also have 28 seasonal employees in China.

Available Information

The Company files or furnishes Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, registration statements and other items with the Securities and Exchange Commission (SEC). The Company provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing or furnishing, on its Internet site located at http://www.kiwabiotech.com/tuoziy.htm?eid=12. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-K as filed with the SEC.

The public may read and copy any materials and files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Regulatory Concerns

Our production must comply with bio-fertilizer, livestock feed production and testing procedure standards promulgated by the PRC Ministry of Agriculture or local administrative authorities.  We have complied with the applicable PRC government standard production and testing procedures.  As for AF-01 anti-viral aerosol, we are now in the process of applying for statutory licenses for the AF-01 technology in accordance with relevant regulations (See subsection entitled “The Company - AF-01 Anti-viral Aerosol” in this Item 1).  The amount of costs incurred in connection with compliance with environmental laws during fiscal 2010 and 2009 were immaterial.

Environmental Matters

Our two manufacturing facilities, Kiwa Shandong and Kiwa Tianjin, have passed environmental impact assessments by local environmental authorities.  Photosynthesis bacteria, bacillus ssp, and actinomycetes are environmentally friendly and are not known to cause any environmental problems.

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

(2) Inventories.  Kiwa Tianjin had a long standing agreement to lease Challenge Feed’s factory facilities and warehouse for the storage of its inventory.  Challenge Feed disposed of Kiwa Tianjin’s inventories including raw materials, packaging and finished goods stored in the factory to repay Challenge Feed’s debt without the permission of Kiwa Tianjin.

Kiwa Tianjin is seeking damages against Challenge Feed in the amount of approximately RMB 2.2 million in total.

The local court of Wuqing District has informed the Company that it will not examine the lawsuit against Challenge Feed since Challenge Feed has entered into bankruptcy proceedings.  Related matters will be solved during Challenge Feed’s bankruptcy proceedings.

On August 29, 2010, Kiwa Tianjin filed objections to the local court of Wuqing District and Challenge Feed’s bankruptcy administrator.  According to Challenge Feed’s bankruptcy administrator, the filed objections have been received but have not been examined.

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

Overview of the Company’s Financial Condition as of December 31, 2010

As of December 31, 2010, the Company had an accumulated deficit of $18,670,713, of which, $2,275,783 and $3,714,529 were incurred during the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, we had cash and cash equivalents of $32,816 and total current assets of $106,022; at the same time, we had current liabilities of $8,768,262, denoting a current ratio (current assets divided by current liabilities) of 0.01 and a quick ratio (cash divided by current liabilities) of 0.004.  At the end of fiscal 2010, we also had long-term liabilities of $1,736,452.

On June 29, 2006, the Company entered into a securities purchase agreement with six institutional investors (the “Purchasers”) for the issuance and sale of (1) 6% secured convertible notes, due three years from the date of issuance, in the aggregate principal amount of $2,450,000, convertible into shares of the Company’s common stock (the “6% Notes”), and (2) warrants to purchase 12,250,000 shares of the Company’s common stock (the “Warrants”).  As of December 31, 2010, the outstanding principal of 6% Notes was $1,518,171.  On June 29, 2009, the 6% Notes were due.  The Company has informed the Purchasers of its inability to repay the outstanding balance on the due date.  Therefore, the 6% Notes are in default. On January 31, 2011, the 2% Notes were due and the Company failed to make repayment for outstanding balances.  Thus the 2% Notes are in default.

To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations and repay our liabilities, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

Overview of the Company’s Operating Results for the Years Ended December 31, 2010 and 2009

During the years ended December 31, 2010 and 2009, our sales revenue from continuing operations was $88,056 and $38,292, respectively.  The Company’s gross profit was $33,255 and $6,091, respectively, denoting a gross profit margin of 37.8% and 15.9%, respectively.  During fiscal years 2010 and 2009, our loss from continuing operations was $2,275,783 and $3,388,109, respectively.  Net losses attributable to Kiwa stockholders for both periods were $2,275,783 and $3,714,529, respectively.

Overview of the Company’s Cash flow Status for the Years Ended December 31, 2010 and 2009

During fiscal years ended December 31, 2010 and 2009, our operating activities for continuing operations used net cash of $983,280 and $566,233, respectively.  We also invested $424 and $7,320 in purchasing property and equipment during both periods.  Although our financing activities for continuing operations provided net cash of $1,070,998 and $918,217 in the fiscal years of 2010 and 2009, respectively, we had cash of only $32,816 and $28,765 on December 31, 2010 and 2009, respectively.

The Company’s Ability of Raising New Financing

Continuous losses and a low share price have significantly impacted the Company’s ability to raise additional financing.  As of December 31, 2010, the closing price of our common stock reported by on the OTC Bulletin Board was $0.004 and the market value of the Company was $1,600,000.  The Company’s obligations under the 6% Notes and the Warrants are secured by a first priority security interest in the Company’s intellectual property pursuant to an Intellectual Property Security Agreement with the Purchasers, and by a first priority security interest in all of the Company’s other assets pursuant to a Security Agreement with the Purchasers.  In addition, the Company’s Chief Executive Officer has pledged all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes and the Warrants.  As a result, the Company does not have assets to secure the obligations of new debt.

The 6% Notes require the Company to obtain the Purchaser’s consent to take certain actions including paying dividends, repurchasing stock, incurring debt, guaranteeing obligations, merging or restructuring the Company, or selling significant assets.  As a result of these restrictions, our ability to raise new financing is severely limited.

Kiwa Shandong’s Ability to Continue as a Going Concern is in Doubt

Kiwa Shandong is our wholly-owned subsidiary engaged in researching, developing, producing and marketing bio-fertilizer.  However, since its inception in 2002, Kiwa Shandong has not generated material revenues.  Moreover, Kiwa Shandong has never been profitable.  As of December 31, 2010, Kiwa Shandong has an accumulated deficit of $3,580,373.

In June 2002, we entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Pursuant to relevant China laws and regulations, we pay tenure tax on a quarterly basis at the rate of approximately $1,660 per acre.  However, beginning in January, 2007, the China central government adopted a series of policies to strengthen land management, including doubling the tenure tax to $3,320 per acre.  In February 2008, the Ministry of Land and Resources of China issued “Controlling Indexes of Construction Land Use for Industrial Projects,” which requires the building coverage should not be less than 30%.  Up to now, the current situation in Kiwa Shandong does not meet this requirement.  As a result, local authorities may reduce the acreage of the land grant.  The Company is in negotiation with Zoucheng Municipal Government to renew the agreement.  However, there is no assurance that the Company will successfully renew the agreement with Zoucheng Municipal Government.  In the future, the Company may consider moving the primary location of Kiwa Shandong’s operation to other locations in China.

As of December 31, 2010, we tested the recoverability of our long-lived assets in Kiwa Shandong.  Based on our analysis, Kiwa Shandong’s long-lived assets were impaired.  Management is also assessing the usage of our long-lived assets in Kiwa Shandong; it is possible that we would dispose of some of our long-lived assets in the future.

Given the tight cash flow status of the Company, we may have to curtail or cease operations and consider a formal or informal restructuring or reorganization in Kiwa Shandong.  For example, we may reduce the acreage of land we use in Kiwa Shandong to lower tax expenditures or move the principal location of operations to other locations in China.

Kiwa Tianjin’s Operations have been Discontinued

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

The local court of Wuqing District has informed the Company the lawsuit against Challenge Feed will not be examined since Challenge Feed has entered into bankruptcy proceedings.  Related matters will be solved during Challenge Feed’s bankruptcy proceedings.

On August 29, 2010, Kiwa Tianjin filed objections to the local court of Wuqing District and Challenge Feed’s bankruptcy administrator.  According to Challenge Feed’s bankruptcy administrator, objections filed have been received but have not been examined.

As a result, Kiwa Tianjin could no longer use its assets including machinery and inventory in normal course of operation.  As of December 31, 2010, the Company has classified its bio-enhanced feed business through Kiwa Tianjin as discontinued operations.

Conclusion

The Company’s ability to continue as a going concern is in doubt.  We expect to continue to have operating losses for the foreseeable future as we are still in the process of exploring new markets and conducting further research and product tests.  We will require additional capital to implement our business plan and continue operating.  To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest eight fiscal years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern.  Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

We depend on a few customers for a significant portion of our revenue and we are still in the initial stage of market development.

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

During fiscal 2010, one customer accounted for approximately 79.9% of our net sales in bio-fertilizer product line.  We had a total of 34 customers as of December 31, 2009, of which two customers accounted for 15.9% and 7.4% of our net sales for the fiscal year ended December 31, 2009, respectively.  No other single customer accounted for more than 7% of our revenues in this product line.  The customer concentration in this production line has been increasing.  The loss of any of our significant customers would result in a material reduction in our sales and results of operations.

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

From January 1, 2010 to December 31, 2010, the market close price for our common stock as quoted on the OTC Bulletin Board has ranged from a low of $0.001 to a high of $0.0045 per share.  High volatility in the market price of our common stock may result in lower prices for our common stock, making it more difficult for us to obtain equity financing on terms and conditions which are favorable to us, if at all.  We expect to continue to incur losses in the future as we develop and market our initial products.  As a result, we will be dependent on additional debt or equity financing to fund our operations.  If such financing is not available on terms which are acceptable to us, we may have to delay development of new products and/or reduce sales and marketing efforts for our existing products.  Such actions may have an adverse effect on our results of operations.  In addition, uncertainties with respect to our ability to raise additional capital would make operational planning more difficult for management.

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

During fiscal 2010, our sales revenue was very limited, and we are continuing to experience losses.  We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue.  We will require additional capital to fund our operations and finance our research and development activities.  Funding, whether from a public or private offering of debt or equity, a bank loan or a collaborative agreement, may not be available when needed or on favorable terms.  Further, any significant equity or debt financing will require us to give priority to holders of the 6% secured convertible notes (“6% Notes”) under the terms of a securities purchase agreement dated June 29, 2006, which may raise the difficulty level of completing a financing. (For more details regarding the 6% Notes see Note 8 to consolidated financial statements under Item 8, Part II.) If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we will have to limit, delay, scale back or eliminate our research and development activities or future operations.  Any of the foregoing may adversely affect our business and cause us to discontinue as a going concern.

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

For example, in June 2002, we entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Pursuant to relevant China laws and regulations, we had paid tenure tax on quarterly basis at the rate of approximately $1,660 per acre.  However, from January 1, 2007, China central government adopted a series of policies to strengthen land management, including doubling tenure tax to $3,320 per acre.  In February 2008, the Ministry of Land and Resources of China issued “Controlling Indexes of Construction Land Use for Industrial Projects,” which requires the building coverage should not be less than 30%.  Up to now, the current situation in Kiwa Shandong does not meet this requirement.  The Company is also considering plans to reduce the acreage that we lease and return part of the land to the local authority to lower taxes.

A slow-down in the Chinese economy may adversely affect our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors.  There can be no assurance that growth of the Chinese economy will be steady or that any recessionary conditions will not have a negative effect on our business.  To the extent that there is a slow-down in the Chinese economy, the agricultural industry may be adversely affected.  Consequently, the growth and profitability of our bio-fertilizer business and bio-enhanced feed business may slow  down.  The financial meltdown has significantly slowed down the growth of the world economy.  There can be no assurance that Chinese economy and our growth and profitability will not be affected.

Any recurrence of SARS, avian influenza or another widespread public health problem, could adversely affect our business and results of operations.

A renewed outbreak of SARS, avian influenza, highly pathogenic blue-ear disease or another widespread public health problem in China, where most of our revenue is derived, could have a negative effect on our operations.  Our operations may be impacted by a number of health-related factors, including the following: (1) quarantines or closures of some of our offices and factories which would severely disrupt our operations, (2) the sickness or death of our key officers and employees, (3) a general slowdown in the Chinese economy, especially rapid decrease of stockbreeding.

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

We may also file patents with the PRC Intellectual Property Bureau and/or the U.S. Patent and Trademark Office as we deem appropriate, or buy other patents such as the above mentioned anti-viral aerosol technologies.  There can be no assurance that the patents applied for will be reviewed in a timely manner, that any additional patents will be issued or that any patents issued will afford meaningful protection against competitors with similar technology or that any patents issued will not be challenged by third parties.  There also can be no assurance that others will not independently develop similar technologies, duplicate our technologies or design around our technologies whether or not patented.  There also can be no assurance that we will have sufficient resources to maintain a patent infringement lawsuit should anyone be found or believed to be infringing our patents.  There also can be no assurance that the technology ultimately used by us will be covered in any additional patent applications that we may file.  We do not believe that our technology infringes on the patent rights of third parties.  However, there can be no assurance that certain aspects of our technology will not be challenged by the holders of other patents or that we will not be required to license or otherwise acquire from third parties the right to use additional technology.  The failure to overcome such challenges or obtain such licenses or rights on acceptable terms could have a material adverse affect on our results of operations and financial condition.

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

A key to our future success is the ability to produce our planned animal flu disinfector, livestock feed and bacillus series of products at lower costs than our competitors.  Although we are currently utilizing our proprietary technology to produce such products at lower costs, our method for producing such products on a commercial basis has only recently begun.  Further, although results from recent independent tests and our early production results have been encouraging, the ability of our technology to commercially produce such products at consistent levels is still being evaluated.  There can be no assurance that we will continue to be able to produce such products at lower costs than our competitors, nor that our technology will be able to commercially produce such products at consistent levels.

We have no business insurance coverage.

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

As a public company, we are subject to report on our internal control structure and procedures for financial reporting in our annual reports on Form 10-K, as a requirement of Section 404 of the U.S. Sarbanes-Oxley Act of 2002 by the U.S. Securities and Exchange Commission (the “SEC”).  The report must contain an assessment by management about the effectiveness of our internal controls over financial reporting.

As required by Section 404 of the U.S. Sarbanes-Oxley Act, our management has concluded that our internal controls over our financial reporting are ineffective as of December 31, 2010.  Any failure to implement and maintain improvements in the controls over our financial reporting, or difficulties encountered in the implementation of any improvements in our controls, could cause us to fail to meet our reporting obligations.  Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

For example, we issued $2,450,000 of convertible notes (6% Notes) in 2006, of which $931,829 of principal have been converted into 318,398,409 shares and the balance of $1,518,171 may be converted into an estimated 1,313,837,238 shares of our common stock based on the average price of three lowest prices within 20 trading days before December 31, 2010.  We also have outstanding 6% Note Warrants to purchase 12,250,000 shares of common stock.  The conversion ratio of the 6% Notes is based on the market price of our stock at any given point in time.  Consequently, the number of shares of common stock issuable upon conversion of the outstanding 6% Notes and certain of our other outstanding convertible notes will increase if the market price of our stock declines.  Such debt financings may cause immediate and substantial dilution to our existing stockholders.

The shares of common stock allocated for conversion of the 6% Notes are not adequate and we are required to amend our certificate of incorporation to increase our authorized shares of common stock.  We may incur substantial costs in connection therewith.  Since the annual meeting of stockholders did not approve a proposed amendment to our certificate of incorporation, we cannot repay the 6% Notes by issuing shares of common stocks.

Pursuant to the securities purchase agreement in connection with the 6% Notes, we must reserve for purposes of issuance a number of shares of common stock that is no less than 110% of the number of shares of common stock issuable upon full conversion of the 6% Notes based on the average conversion price of the 6% Notes and full exercise of the 6% Note Warrants based on the average exercise price of the 6% Note Warrants.  Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the 6% Notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to allocate for conversion of the 6% Notes.  The annual meeting of stockholders of the Company for 2010 did not approve a proposed amendment of certificate of incorporation increasing the authorized shares from 400,000,000 to 800,000,000.  Given the fact that as of December 31, 2010, the Company had issued 400,000,000 shares of common stock, the Company could not repay outstanding 6% Notes by further issuing shares of common stock.  As of December 31, 2010, amount of authorized shares does not meet the requirements as set forth by the security purchase agreement in connection with the 6% Notes.

In the future, we may have to further amend our certificate of incorporation to increase the number of authorized common stock, which could incur substantial costs.

Future sales by our stockholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our common stock in the public market could lower the market price of our common stock.  Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.  As of December 31, 2010, we had 400,000,000 shares of common stock outstanding, most of which we estimate have been held more than two years and are freely tradable under Rule 144.  In the Form SB-2 declared effective on October 30, 2006, we registered up to 27,685,365 shares of common stock for resale, which may be sold without restriction under securities laws.  In November of 2007, the SEC adopted significant amendments to Rule 144, pursuant to which holding period of non-affiliates before resale of restricted shares of a reporting company has been shortened to six months.  The sale of these shares may adversely affect the market price of our common stock.

The sale of our stock under the Securities Purchase Agreement could encourage short sales by third parties, which could contribute to the future decline of our stock price.

In many circumstances, the provision of financing based on the distribution of equity/convertible notes for companies that are quoted on the OTC Bulletin Board has the potential to cause a significant downward pressure on the price of common stock.  Since the registration statement for this offering is effective, the number of freely tradable shares will significantly increase, thus there is a possibility that the balance of sell side pressure would overwhelmingly exceed that of the buying side.  As a consequence, the price of shares will drop considerably.  This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used to grow our business.  Such an event could place further downward pressure on the price of our common stock.

During fiscal 2010, the lowest trading price of our common stocks was $0.001.  There is no assurance that the share price will not further drop down.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

In June 2002, Kiwa Shandong entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Under the agreement, we have the option to pay a fee of approximately RMB 480,000 ($72,478) per acre for the land use right at the expiration of the 10-year period.  We may not transfer or pledge the temporary land use right.  In the same agreement, we have also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of December 31, 2010, we had invested approximately $1.91 million in plant and equipment for the project.  The Company is in negotiation with Zoucheng Municipal Government to renew the agreement.  However, there is no assurance that the Company will successfully renew the agreement with Zoucheng Municipal Government.  In the future, the Company may consider moving the primary location of Kiwa Shandong’s operation to other locations in China.

From January 1, 2007, China central government adopted a series of policies to strengthen land management, including doubling the tenure tax to $3,320 per acre.  In February 2008, the Ministry of Land and Resources of China issued “Controlling Indexes of Construction Land Use for Industrial Projects,” which requires that the building coverage be not less than 30%.  Up to now, the current situation in Kiwa Shandong does not meet this requirement. As a company operating ag-biotech business, the building coverage may differ from that of typical manufacturers in other industries.  However, there is no assurance that local authorities would not take back a portion of the land granted to us.

The core ingredient of our bio-fertilizer products is bacillus spp.  Photosynthetic bacteria are one of the ingredients used in some of our products.  However, the upgrade of bio-fertilizer production facilities was not fully completed due to shortage of capital.

With the formation of Kiwa Tianjin in July 2006, Challenge Feed, the minority shareholder, invested machinery and equipment used in one of its two bio-enhanced feed production lines at an agreed value of $120,000.  The Company has also entered into a lease agreement with Challenge Feed to lease another concentrated feed product line for three years.    Under the lease agreement, we also lease Challenge Feeds’ other facilities for three years commencing on August 1, 2006: (1) an office building with floor area of approximately 800 square meters; (2) storehouses with floor area approximately 2,500 square meters; and (3) two workshops with floor area of approximately 1,200 square meters.  The total monthly rental is RMB 50,000 ($7,300).  As of December 31, 2010, the lease agreement has expired.

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

The local court of Wuqing District has informed the Company that it will not examine the lawsuit against Challenge Feed since Challenge Feed has entered into bankruptcy proceedings.  Related matters will be solved during Challenge Feed’s bankruptcy proceedings.

On August 29, 2010, Kiwa Tianjin filed objections to the local court of Wuqing District and Challenge Feed’s bankruptcy administrator.  According to Challenge Feed’s bankruptcy administrator, the filed objections have been received but have not  been examined.

Item 4.	(Removed and Reserved.)

Part II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

The Company’s common stock has been quoted on the OTC Bulletin Board of the NASD under the symbol “KWBT.OB” since March 30, 2004.  During fiscal 2010, the market price for our common stock has ranged from $0.001 to $0.0045.

The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods indicated.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2010	High	Low
First Quarter	$0.004	$0.002
Second Quarter	$0.0023	$0.001
Third Quarter	$0.0041	$0.0011
Fourth Quarter	$0.0045	$0.0025

Fiscal Year 2009	High	Low
First Quarter	$0.008	$0.0005
Second Quarter	$0.0062	$0.0003
Third Quarter	$0.0055	$0.0011
Fourth Quarter	$0.0075	$0.0021

Holders

As of March 20, 2011, there were approximately 428 shareholders of record of our common shares.

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

This Annual Report on Form 10-K for the fiscal year ended December 31, 2010 contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 involve known and unknown risks, uncertainties and other factors (described in “Business-Risk Factors” under Item 1) that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established two subsidiaries in China: (1) Kiwa Shandong in 2002, a wholly-owned subsidiary, and (2) Kiwa Tianjin in July 2006, our 80% subsidiary.  At the end of 2009, Kiwa Tianjin discontinued its business operations, because it lost possession of its primary assets including machinery and inventory, necessary to its business operations due to an unsettled dispute.  This dispute is currently pending in court. As a result, the Company has classified the bio-enhanced feed business as discontinued operations.

We generated $88,056 and $38,292 in revenue from continuing operations in fiscal years 2010 and 2009, respectively, reflecting an increase of 130.0%.  We incurred a net loss of $2,275,783 and $3,388,109 from continuing operations and a net loss of nil and $392,512 from discontinued operations during fiscal 2010 and 2009, respectively.

Due to our limited revenues and continuous losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. Our financing activities generated $1,070,998 and $918,217 during fiscal 2010 and 2009, respectively. These funds are insufficient to execute our business plan as currently contemplated, which may result in the risks described in “Risk Factors” under Item 1-Business.

Going Concern

Overview of the Company’s Financial Condition as of December 31, 2010

As of December 31, 2010, the Company had an accumulated deficit of $18,670,713, of which, $2,275,783 and $3,714,529 were incurred during the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, we had cash and cash equivalents of $32,816 and total current assets of $106,022; at the same time, we had current liabilities of $8,768,262, denoting a current ratio of 0.01 and a quick ratio of 0.004.  At the end of fiscal 2010, we also had long-term liabilities of $1,736,452.

On June 29, 2006, the Company entered into a securities purchase agreement with six institutional investors (the “Purchasers”) for the issuance and sale of (1) 6% secured convertible notes, due three years from the date of issuance, in the aggregate principal amount of $2,450,000, convertible into shares of the Company’s common stock (the “6% Notes”), and (2) warrants to purchase 12,250,000 shares of the Company’s common stock (the “Warrants”).  As of December 31, 2010, the outstanding principal of the 6% Notes was $1,518,171.  On June 29, 2009, the 6% Notes were due.  The Company has informed the Purchasers of its inability to repay the outstanding balance on the due date.  Therefore, the 6% Notes are in default. On January 31, 2011, the 2% Notes were due and the Company failed to make repayment for outstanding balances.  Thus the 2% Notes are in default. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations and repay our liabilities, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

Overview of the Company’s Operating Results for the Years Ended December 31, 2010 and 2009

During the years ended December 31, 2010 and 2009, our sales revenue from continuing operations was $88,056 and $38,292, respectively.  The Company’s gross profit was $33,255 and $6,091, respectively, denoting a gross profit margin of 37.8% and 15.9%, respectively.  During fiscal years 2010 and 2009, our loss from continuing operations was $2,275,783 and $3,388,109, respectively.  Net losses attributable to Kiwa stockholders for both periods were $2,275,783 and $3,714,529, respectively.

Overview of the Company’s Cash flow Status for the Years Ended December 31, 2010 and 2009

During fiscal year ended December 31, 2010 and 2009, our operating activities for continuing operations used net cash of $983,280 and $566,233, respectively.  We also invested $424 and $7,320 in purchasing property and equipment during both periods.  Although our financing activities for continuing operations provided net cash of $1,070,998 and $918,217 in the fiscal year of 2010 and 2009, we had cash of only $32,816 and $28,765 on December 31, 2010 and 2009, respectively.

The Company’s Ability of Raising New Financing

Continuous losses and a low share price have significantly impacted the Company’s ability to raise additional financing.  As of December 31, 2010, the closing price of our common stock reported by on the OTC Bulletin Board was $0.004 and the market value of the Company was $1,600,000.  In addition, the Company’s obligations under the 6% Notes and the Warrants are secured by a first priority security interest in the Company’s intellectual property pursuant to an Intellectual Property Security Agreement with the Purchasers, and by a first priority security interest in all of the Company’s other assets pursuant to a Security Agreement with the Purchasers.  In addition, the Company’s Chief Executive Officer has pledged all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes and the Warrants.  As a result, the Company does not have assets to secure the obligations of new debt.

The 6% Notes require the Company to obtain the Purchaser’s consent to take certain actions including paying dividends, repurchasing stock, incurring debt, guaranteeing obligations, merging or restructuring the Company, or selling significant assets.  As a result of these restrictions, our ability to raise new financing is severely limited.

Kiwa Shandong’s Ability to Continue as a Going Concern is in Doubt

Kiwa Shandong is our wholly-owned subsidiary engaged in researching, developing, producing and marketing bio-fertilizer.  However, since its inception in 2002, Kiwa Shandong has not generated material revenues.  Moreover, Kiwa Shandong has never been profitable.  As of December 31, 2010, Kiwa Shandong has an accumulated deficit of $3,580,373.

In June 2002, we entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Pursuant to relevant China laws and regulations, we pay tenure tax on a quarterly basis at the rate of approximately $1,660 per acre.  However, beginning in January, 2007, the China central government adopted a series of policies to strengthen land management, including doubling the tenure tax to $3,320 per acre.  In February 2008, the Ministry of Land and Resources of China issued “Controlling Indexes of Construction Land Use for Industrial Projects,” which requires the building coverage should not be less than 30%.  Up to now, the current situation in Kiwa Shandong does not meet this requirement.  As a result, local authorities may reduce the acreage of the land grant.  The Company is in negotiation with Zoucheng Municipal Government to renew the agreement.  However, there is no assurance that the Company will successfully renew the agreement with Zoucheng Municipal Government.  In the future, the Company may consider moving the primary location of Kiwa Shandong’s operations to other locations in China.

As of December 31, 2010, we  tested  the recoverability of our long-lived assets in Kiwa Shandong.  Based on our analysis, Kiwa Shandong’s long-lived assets were impaired.  Management is also assessing the usage of our long-lived assets in Kiwa Shandong; it is possible that we would dispose of some of our long-lived assets in the future.

Given the tight cash flow status of the Company, we may have to curtail or cease operations and consider a formal or informal restructuring or reorganization in Kiwa Shandong.  For example, we may reduce the acreage of land we use in Kiwa Shandong to lower tax expenditures or move the principal location of operations to other locations in China.

Kiwa Tianjin’s Operations have been Discontinued

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

The local court of Wuqing District has informed the Company the lawsuit against Challenge Feed will not be examined since Challenge Feed has entered into bankruptcy proceedings.  Related matters will be solved during Challenge Feed’s bankruptcy proceedings.

On August 29, 2010, Kiwa Tianjin filed objections to the local court of Wuqing District and Challenge Feed’s bankruptcy administrator.  According to Challenge Feed’s bankruptcy administrator, objections filed have been received but have not been examined.

As a result, Kiwa Tianjin could no longer use its assets including machinery and inventory in normal course of operation.  As of December 31, 2010, the Company has classified its bio-enhanced feed business through Kiwa Tianjin as discontinued operations.

Conclusion

The Company’s ability to continue as a going concern is in doubt.  We expect to continue to have operating losses for the foreseeable future as we are still in the process of exploring new markets and conducting further research and product tests.  We will require additional capital to implement our business plan and continue operating.  To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest eight fiscal years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern.  Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

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

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB8.28 to approximately US$1.00 = RMB8.11.  So far the trend of such appreciation continues; the exchange rate of U.S. Dollar against RMB on December 31, 2010 was US$1.00 = RMB6.6227.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.  In addition, you should refer to our accompanying audited balance sheets as of December 31, 2010 and 2009, and the audited statements of operations, equity movement and cash flows for the fiscal years ended December 31, 2010 and 2009, and the related notes thereto, for further discussion of our accounting policies.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts when amounts are not considered fully collectable.  According to the Company’s credit policy, the Company generally provides a 100% bad debt provision for the amounts outstanding over 365 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice in the China region.

Terms of our sales vary from cash on delivery to a credit term of up to three to twelve months.  Ordinarily, we require our customers to pay between 20% and 60% of the purchase price of an order placed, depending on the results of our credit investigations, prior to shipment.  The remaining balance is due within twelve months, unless other terms are approved by management.  As stated in the “Business - Risk Factors” under Item 1, the agriculture-biotechnology market in China is in the early stages of development and we are still in the process of exploring the new market.  We may also distribute our bio-products to special wholesalers with favorable payment terms with a focus on the future.  We maintain a policy that all sales are final and we do not allow returns.  However, in the event of defective products, we may allow customers to exchange the defective products for new products within the quality guarantee period.  In the event of any exchange, the customers pay all transportation expenses.

Inventories

Inventories are stated at the lower of cost, determined on the weighted average method, and net realizable value.  Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead.  Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets.  As of December 31, 2010, the net value of property and equipment and intangible assets was $25,922 and nil, respectively, which represented approximately 19.6% and 0% of our total assets, respectively.

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

Based on our analysis, we charged $219,118 and $804,780 as loss from impairment of long-lived assets during the years ended December 31, 2010 and 2009, respectively.

Fair value of warrants and options

We have adopted ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities” to recognize warrants relating to loans and warrants issued to consultants as compensation as derivative instruments in our consolidated financial statements.

We also adopted ASC Topic 718 “Share Based Payment” to recognize options granted to employees as derivative instruments in our consolidated financial statements.

We calculate the fair value of the warrants and options using the Black-Scholes Model.

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

Major Customers and Suppliers

Bio-fertilizer products

We had 15 customers during fiscal 2010 and a single customer who accounted for 89.5% of our net sales for the year ended December 31, 2010.  We had a total of 34 customers as of December 31, 2009, of which two customers accounted for 15.9% and 7.4% of our net sales for the fiscal year ended December 31, 2009, respectively.  No other single customer accounted for more than 7% of our revenues.

In fiscal 2010 we had a single supplier.  In 2009, two suppliers accounted for 85.7% and 6.4% of net purchases for fiscal 2009, respectively.  Historically our existing suppliers have met our needs.  The Company does not believe that the loss of its sole supplier would impact the Company’s ability to produce its products because the raw materials used in our bio-fertilizer products are widely available from a variety of alternative sources.

Results of Operations

Net Sales

Net sales were $88,056 and $38,292 for the years ended December 31, 2010 and 2009, representing a $49,764 or 130.0% increase.  The increase was primarily as a result of a one-time sales transaction of $78,787 during the first quarter of 2010.

Cost of Sales

Cost of sales was $54,801 and $32,201 for the years ended December 31, 2010 and 2009, respectively.  The increase of $22,600 or 70.2% in cost of sales was primarily due to an increase in net sales.

Gross Profit

Gross profit was $33,255 and $6,091, representing a profit margin of 37.8% and 15.9% for the years ended December 31, 2010 and 2009, respectively.  This increase of $27,164 in gross profit was due to (1) increased amount of revenue realized and (2) higher gross profit margin of the products sold.  The Company is focusing on enhancing profitability of its bio-fertilizer product sector by developing and selling higher profit margin products.

Consulting and Professional Fees

Consulting and professional fees incurred in principal operations were $180,871 and $271,042 for the years ended December 31, 2010 and 2009, respectively, representing a decrease of $90,171 or 33.3%.  During fiscal 2009, the Company issued amendments to its quarterly reports for the three months ended March 31, 2009 and June 30, 2009, which resulted in higher professional fees.

Officers’ Compensation

Officers’ compensation was $151,435 and $230,214 for the years ended December 31, 2010 and 2009, denoting a $78,779 or 34.2% decrease.  During fiscal 2009, $71,364 was charged to officer’s compensation as a result of amortizing the fair value of stock options issued to officers on December 13, 2006.  (See Item 11 in Part III.)

General and Administrative

General and administrative expenses were $1,263,069 and $1,164,733 for the years ended December 31, 2010 and 2009, an increase of $98,336 or 8.4%.  General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.  The increase mainly resulted from the expansion of our operating activities, which led to an increase in rent, salaries, travel expenses and office expenses.  We also charged $491,038 and $442,527 of liquidated damages in connection with the 6% Notes to general and administrative expenses during the years ended December 31, 2010 and 2009, respectively  (see Note 8 to the Consolidated Financial Statements).

Selling Expenses

During 2010 and 2009, selling expenses were $3,626 and $75,994, respectively.  The $72,368 or 95.2% decrease was mainly attributable to our adjustment of marketing and sales policies in our fertilizer business.  The Company had to reduce its selling expenses as a result of the Company’s severe cash constraints during 2010.

Research and Development

Research and development expenses decreased by $9,133 or 4.8% to $182,970, for the year ended December 31, 2010, as compared to $192,103 for the year ended December 31, 2009.  The research and development expense mainly consists of the expenses of maintaining Kiwa-CAU R&D Centre, which began operation in July 2006 (see “Business-Intellectual Property and Product Lines- Kiwa-CAU R&D Center” under Item 1 in Part I).

Depreciation and Amortization

Depreciation and amortization, excluding depreciation included in cost of production and depreciation of research equipment, decreased $118,087 or 81.3% to $27,228, for the year ended December 31, 2010, as compared to $145,315 for the same period of 2009.  Most of our property, plant and equipment in Kiwa Shandong were impaired and charged to expenses at the end of 2009.  As a result, depreciation and amortization decreased significantly during 2010 compared to 2009.

Loss From Disposal of Obsolete Inventory

During the years ended December 31, 2010 and 2009, the Company incurred losses resulting from the disposal of obsolete inventory in the amounts of $42,721 and $55,183, respectively.  Due to the unique nature of bio-fertilizer products, some of our raw materials have a shorter shelf life than chemical substances.  The Company continues to adjust its product mix.  As a result, some of its raw material inventories have become obsolete and cannot be used.  We have decided to dispose of these raw materials as obsolete inventory.

Loss From Impairment of Long-lived Assets

At the end of fiscal years 2010 and 2009, we tested the recoverability of long-lived assets.  Based on our evaluation, the Company charged $219,118 and $804,780 to loss from impairment of long-lived assets in fiscal 2010 and 2009, respectively.

Net Interest Expenses

Net interest expense was $242,606 in 2010 and $532,626 in 2009, representing a $290,020 or 54.5% decrease.  The significant decrease in interest expense was due to amortization of the fair value of warrants issued in connection with the 6% Notes of $348,932 in 2009.  The fair value of warrants was fully amortized in 2009.   The 6% Notes have been  in default since June 2009 and a default interest rate of 15% per annum has been charged on the 6% Notes.

Other Income

Other income during the years ended December 31, 2010 and 2009 was $4,606 and $77,790.  This income was generated by our bio-fertilizer business.

Loss from Discontinued Operations

During the years ended December 31, 2010 and 2009, the Company incurred a net loss of nil and $392,512 from discontinued operations.  During both periods, discontinued operations refer to the bio-enhanced feed business.

Net Loss Attributable to Kiwa Stockholders

Net loss attributable to Kiwa stockholders for fiscal 2010 and 2009 was $2,275,783 and $3,714,529, representing $1,438,746 or 38.7% decrease.  This decrease resulted from the net effect of the following factors: (1) increase in gross profit of $27,164 or 446.0%; (2) decrease in operating expenses of $270,202 or 13.0%; (3) decrease in loss from disposal of obsolete inventory from $55,183 in 2009 to $42,721 in 2010; (4) decrease in loss from impairment of long-lived assets from $804,780 in 2009 to $219,118 in 2010; (5) decrease in interest expenses of $290,020 or 54.5%; (5) other income of $4,606 in 2010 and $77,790 in 2009; (6) loss from discontinued operations decreased from $392,512 in 2009 to nil in 2010; and (7) nil and $66,092 in net loss attributable to non-controlling interest in subsidiary in 2010 and 2009, respectively.

Comprehensive Loss

Comprehensive loss decreased by $1,278,213 or 34.4% to $2,440,353 for the year ended December 31, 2010, as compared to $3,718,566 for the comparable period of 2009.  The decrease in comprehensive loss in the current year as compared to fiscal 2009 is due to a decrease of $1,438,746 in net loss attributable to Kiwa stockholders offset by an increase of $160,533 in other comprehensive loss.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan.  During fiscal 2010, we raised $1,338,637 in total from related parties and repaid $259,902 to related parties.  To some extent, these advances improved our short-term liquidity, however as of December 31, 2010, our current liabilities exceeded current assets by $8,662,240, reflecting a current ratio of 0.01:1, whereas current liabilities exceeded current assets by $6,383,120, reflecting a current ratio 0.03:1, as of December 31, 2009.  The sharp downturn in our short-term liquidity was mainly due to continuous losses, which resulted in a decrease of $63,960 of current assets and an increase in current liabilities of $2,215,160 as of December 31, 2010 when compared to December 31, 2009.  During the year ended December 31, 2010, we issued nil shares resulting from the conversion of principal of the 6% Notes into our common stock as compared to 260,285,794 shares issued resulting from conversion of $104,151 of principal during 2009.  Since the Company does not have sufficient financial capability to repay the 6% Notes and has issued all of its 400,000,000 authorized shares, the Company cannot issue additional shares to repay the 6% Notes, unless the Company can obtain stockholder approval to amend its certificate of incorporation to increase the authorized shares of common stock (see Note 8 to the Consolidated Financial Statements).

As of December 31, 2010 and 2009, we had cash of $32,816 and $28,765, respectively.  The change is outlined as follows.

During 2010, our operating activities from continuing operations utilized cash of $983,280, as compared with $566,233 used by operations in 2009.  Such cash was mainly used for maintaining operations of a public company and working capital for our bio-fertilizer business.

During 2010 and 2009, our investing activities utilized $424 and $7,320 in acquiring property and equipment.

During the year ended December 31, 2010, we generated cash inflow of $1,070,998 from financing activities, consisting of proceeds from related parties of $1,338,637, which was offset in part by repayment of $259,902 to related parties and long-term borrowings of $7,737.  During the year ended December 31, 2009, we generated cash inflow of $918,217 from financing activities, consisting of proceeds from related parties of $1,009,844, which was offset in part by repayment of $87,407 to related parties and long-term borrowings of $4,220.

Operating activities of discontinued operations used $326,433 in the year ended December 31, 2009 and nil during the comparable period of 2010.

As of December 31, 2010, we had an accumulated deficit of $18,670,713, which was made up in part of a net loss attributable to Kiwa stockholders of $2,275,783 during 2010 and $3,714,529 during 2009.  We do not anticipate generating sufficient positive operating cash inflow to fund our planned operations.

In 2011, we plan to focus on expanding our bio-fertilizer sales.  We will concentrate on (1) adjusting our product mix to increase the proportion of high-margin products, (2) improving our current equipment, and (3) setting up new production lines.  With respect to the AF-01 technology, our hope is to (1) close the acquisition of a GMP-qualified veterinary factory, (2) close a first round of investment, and (3) procure approval of a number of veterinary drug products for the AF-01 technology.

Currently we have insufficient cash resources to accomplish our objectives.  We will need to seek additional funding to sustain our operations.  In the next year, we intend to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurance that we will be successful in obtaining this financing.

Given the fact that:

(1)	Extremely low share price. The price of the Company’s our common stocks ranged from $0.001 to $0.0045 per share during fiscal 2010;

(2)
Continuous losses.  As of December 31, 2010, the Company had an accumulated deficit of $18,670,713, which was made up in part of net losses attributable to Kiwa stockholders of  $2,275,783 and $3,714,529  during the years ended December 31, 2010 and 2009, respectively;

(3)
Deteriorating financial situation.  As of December 31, 2010 and 2009, the Company had total assets of $131,944 and $425,465, respectively, and total liabilities of $10,504,714 and $8,357,882, respectively.

(4)
Outstanding 6% and 2% Notes.  As of December 31, 2010, the amount of outstanding 6% and 2% Notes were $1,518,171, and $112,917, respectively.  The 6% Notes and the 2% Notes have been in default since June 2009 and January 2011, respectively.  The Company had also accrued $1,086,315 as a penalty in connection with the 6% Notes and 2% Notes.

Our ability of raising funds through new finance from outside sources is extremely limited.  Our Chief Executive Officer, Mr. Wei Li and other related parties have signed a statement promising to provide financial aids to the Company to meet its daily cash demand for the next twelve months.

To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Contractual Obligations

(1)	Operating lease commitments

The Company leased an office in Beijing on July 15, 2007.  The initial lease agreement expired on January 14, 2010 and was renewed.  The renewed lease agreement will expire on January 14, 2012.  The monthly rental payment for the office is RMB80,324 (approximately $12,129).  Rent expense under the operating leases for the years ended December 31, 2010 and 2009 was $159,574 and $153,759, respectively.

Our commitments for minimum lease payments under the operating lease for the next five years and thereafter as of December 31, 2010 are as follows:

Fiscal Year	Amount
2011	$133,414
2012	6,064
2013	-
2014	-
2015	-
Thereafter	-
Total	$139,478

(2)	Technology acquisition

On May 8, 2006 we entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co. Ltd. (“JKB”). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to us. Pursuant to the agreement we will pay JKB a transfer fee of RMB10 million (approximately $1.52 million), of which RMB 6 million will be paid in cash and RMB 4 million will be paid in stock. The cash portion will be paid in installments, the first installment RMB 3 million was set for May 23, 2006 initially, of which RMB 1 million has been paid and both parties have agreed to extend the remaining RMB 2 million to the date when the application for new veterinary drug certificate is accepted.  Three other installments of RMB 1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology.  The RMB 4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

As of December 31, 2010, we had paid one-third of the first installment, or RMB1,000,000 (or $151,515)to JKB.

We are still pursuing to acquire AF-01 technology and develop veterinary drug product based on this technology.  There were no changes to the terms of the Technology Transfer Agreement. The Technology Transfer Agreement expired on May 6, 2008

(3)	Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $151,515) each year to fund research at the R&D Center.  The term of this agreement is ten years starting from July 1, 2006.  Prof. Qi Wang, who became one of our directors in July 2007, has acted as Director of Kiwa-CAU R&D Center since July 2006.

(4)	Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, we have committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2010, we had invested approximately $1.91 million for the project.

Off-Balance Sheet Arrangements

At December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 8, Part II.

Item 8.	Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective as of July 19, 2010 the Company dismissed AGCA Inc. (“AGCA”), the Company’s independent registered public accounting firm.  The decision to change accountants was approved by the Company’s Board of Directors.

The Company has engaged Crowe Horwath (HK) CPA Limited to assume the role of its new independent registered public accounting firm.  The decision to engage Crowe Horwath (HK) CPA Limited was approved by the Board of Directors on July 19, 2010.  The Company signed the engagement letter on July 19, 2010.

The audit reports of AGCA on the financial statements of the Company as of and for the year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s recent fiscal year ended December 31, 2009 and through July 19, 2010, the Company did not consult with Crowe on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Crowe did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

In connection with the audits of the Company’s financial statements for the fiscal year ended December 31, 2009 and through the date of this Current Report, there were: (i) no disagreements between the Company and AGCA on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of AGCA would have caused AGCA to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided AGCA a copy of the disclosures in Form 8-K, which was filed with the Securities and Exchange Commission on July 20, 2010 and has requested that AGCA furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not AGCA agrees with the Company’s statements in this Item 4.01(a).  A copy of the letter dated July 19, 2010, furnished by AGCA in response to that request is filed as Exhibit 16.1 to Form 8-K, which was filed with the Securities and Exchange Commission on July 20, 2010.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2010, our disclosure controls and procedures were ineffective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2010.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weakness described below, management concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

The specific material weakness identified by the Company’s management as of December 31, 2010 is described as follows:

•
The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America commensurate with the Company’s financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant.  The Company’s management determined that the number and nature of these significant deficiencies, when aggregated, constituted a material weakness.

•	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

•	We currently do not have an audit committee.

Remediation Initiative

•
We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2010.  However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures.  Externally, we are looking forward to engage an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework.

•
We intend to establish an audit committee of the board of directors as soon as practicable.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

Conclusion

Despite the material weakness and deficiencies reported above, the Company’s management believes that its consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years.  The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position	Director Since
Wei Li	50	Chief Executive Officer, Chief Financial Officer (from January 4, 2009 to February 17, 2009) and Chairman of the Board of Directors	2004
Steven Ning Ma	54	Chief Financial Officer and Chief Operating Officer (from February 18, 2009)
Lianjun Luo	41	Director	2004
Xucheng Hu	48	Director	2008
Qi Wang	44	Director and Vice President - Technical	2007
Yvonne Wang	32	Corporate Secretary
Dianyuan Song	51	Vice President - Marketing

Wei Li became our Chief Executive Officer and Chairman of the Board of Directors on March 12, 2004.  Mr. Li was appointed as Chief Financial Officer on January 4, 2009 by the Board of Directors.  From January 1, 2004 to the time of the Tintic/Kiwa merger, Mr. Li was the acting Chief Executive Officer of Kiwa Bio-Tech Products Group Ltd.  Mr. Li founded Kiwa Bio-Tech Products Group Ltd. to capitalize on the growth of the ag-biotechnology industry in China.  Prior to founding Kiwa Bio-Tech Products Group Ltd., Mr. Li founded China Star, an entity which provides integrated financial services and/or venture investments to growth businesses in China.  Mr. Li served as President of China Star from June 1993 to January 2004. In 1989, Mr. Li founded Xinhua International Market Development Co. Ltd., a company which engaged in investing in China’s high tech, pharmaceutical, medical device, media, entertainment and real estate industries. Mr. Li holds a B.S. in Finance from Hunan Finance and Economics University.  Mr. Li has a wealth of experience in running businesses in China, with broad management expertise and a knowledge and understanding of business issues in China, and is able to provide the Board of Directors with his insights and experience in running businesses in China.

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

Lianjun Luo became our Chief Financial Officer on March 12, 2004, and one of our directors on March 27, 2004 and served in that capacity until the expiration of his employment agreement as the Company’s CFO on December 31, 2008.  Mr. Luo served as the Chief Executive Officer of Kiwa Bio-Tech Products Group Ltd. from October 2002 to December 2003.  From January 2002 to October 2002, Mr. Luo served as the Chief Financial Officer of China Star.  From August 2000 to December 2001, Mr. Luo served as manager of Security Department and Assistant to President at Jilin Hengfa Group Ltd., a Chinese drug manufacturing company, responsible for the company’s preparation for an aborted IPO and for merger and acquisition activities.  From May 1998 to July 2000, Mr. Luo worked as manager of Investment Department and Associate General Manager for Hongli Enterprise Ltd., a Chinese investment company on merger and acquisition transactions.  Mr. Luo obtained his law degree from China University of Political Science and Law in 1993. Mr. Luo is a certified public accountant and lawyer in China. Mr. Luo’s expertise in the field of accounting and law enables him to provide the Company’s Board of Directors with insight and information related to the Company’s financial, accounting and SEC reporting issues.

Xucheng Hu has been serving as one of our directors since December 30, 2008.  Since August 2003, he has been the Executive Director of New Capital International Investment Limited, a listed company on the Hong Kong Stock Exchange.  Prior to that engagement, Mr. Hu acted as Executive Director of China Property Development (Holdings) Limited and Asia Director of ING Real Estate.  Over the past 10 years, he has been working with the Beijing International Trade Association and the Beijing International Trade Research Institute, during which period his responsibilities included performing financial and economic research and providing professional advice on the Beijing municipal government’s cross-provincial investments and foreign investments, participating in the decision-making process for granting export rights to Beijing government-owned enterprises, evaluating investment proposals, and supervising sino-foreign investments in Beijing.  Mr. Hu graduated with a bachelor degree in economics from Beijing Economics College in 1983. Mr. Xu’s experience working with public companies in China enables him to provide the Board with an understanding of the operation of other boards of directors.

Qi Wang became our Vice President - Technical on July 19, 2005 and was elected one of our directors of the Company on July 18, 2007. Prof. Wang has also acted as Director of Kiwa-CAU R&D Center since July 2006. Prof. Wang served as a Professor and Advisor for Ph.D. students in the Department of Plant Pathology, China Agricultural University (“CAU”) since January 2005. Prior to that, he served as an assistant professor and lecturer of CAU since June 1997. He obtained his master degree and Ph.D. in agricultural science from CAU in July 1994 and July 1997, respectively. Prof. Wang received his bachelor’s degree of science from Inner Mongolia Agricultural University in July 1989. He is a committee member of various scientific institutes in China, including the National Research and Application Center for Increasing-Yield Bacteria, Chinese Society of Plant Pathology, Chinese Association of Animal Science and Veterinary Medicine. Prof. Wang’s unique expertise in the field of agriculture offers significant knowledge and experience to the Board of Directors when making critical operational decisions.

Yvonne Wang became our Secretary in September 2005. Prior to that, she served as an executive assistant and a manager of the Company’s U.S. office between April 2003 and September 2005. She obtained her B.S. degree of Business Administration in July 2001 from University of Phoenix. She is also a California Realtor, and a certified Notary Public.

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

Involvement in Certain Legal Proceedings

 None of our directors or executive officers has, during the past ten years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and certain other shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.  To the best of the Company’s knowledge, based solely upon a review of the copies of such reports, during 2010, all of the required filings were made on a timely basis.

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

Board Composition; Audit Committee and Financial Expert

Our Board of Directors is currently composed of four members: Wei Li, Lianjun Luo, Xucheng Hu and Qi Wang.  All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

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

During fiscal year 2010, the Board of Directors had four meetings in total.  All members of the Board of Directors attended all four meetings.  The Company requires all members of the Board of Directors are required to attend the annual meetings of securities holders.  On December 15, 2010, all members of the Board of Directors attended the annual meetings of securities holders for 2010.

Item 11.	Executive Compensation

We currently have no Compensation Committee.  The Board of Directors is currently performing the duties and responsibilities of Compensation Committee.  In addition, we have no formal compensation policy.  We decide on our executives’ compensation based on average compensation levels of similar companies in the U.S. or China, depending on consideration of many factors such as where the executive works.  Our Chief Executive Officer’s compensation is approved by the Board of Directors.  Other named executive officers’ compensation are proposed by our Chief Executive Officer and approved by the Board of Directors.

Our Stock Incentive Plan is administered by the Board of Directors.  Any amendment to our Stock Incentive Plan requires majority approval of the stockholders of the Company.

The Company had no officers or directors whose total compensation during either 2010 or 2009 exceeded $100,000.

Currently, the main forms of compensation provided to each of our executive officers are: (1) annual salary; (2) non-equity Incentive Plan; and (3) the granting of incentive stock options subject to approval by our Board of Directors.

Summary Compensation Table

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wei Li, CEO	2010	72,000	Nil	Nil	Nil	Nil	Nil	Nil	72,000
Wei Li, CEO	2009	72,000	Nil	Nil	Nil	Nil	Nil	Nil	72,000
Steven Ning Ma, CFO	2010	74,400	Nil	Nil	Nil	Nil	Nil	Nil	74,400
Steven Ning Ma, CFO	2009	74,400	Nil	Nil	Nil	Nil	Nil	Nil	74,400

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

Stock Incentive Plan and Option Grants

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

Stock Option Grants

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

No options were granted under the Plan during 2010.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table sets forth the status of all outstanding equity awards of the Company as of December 31, 2010.

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

Option Exercises and Stock Vested

No stock options were exercised by any officers or directors during 2010 and 2009.  We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2010 and 2009.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Wei Li	Nil	Nil	Nil	Nil
Steven Ning Ma	Nil	Nil	Nil	Nil

Director Compensation for 2010

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors, and did not compensate our directors in 2010 for services performed as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2010 certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group.  Percentage ownership is calculated based on 400,000,000 shares of our common stock outstanding as of March 10, 2011.  None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Title of class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Owner	Percentage of class
Common Stock	Wei Li(1)	13,064,794	3.3%
Common Stock	Steven Ning Ma	-	-
Common Stock	Qi Wang	-	-

Common Stock	All officers and directors as a group	13,064,794	3.3%

(1)
Consists of 12,356,672 shares of common stock (3.1% of all shares outstanding) held by All Star Technology Inc., a British Virgin Islands international business company.  Wei Li exercises voting and investment control over the shares held by All Star Technology Inc.  Wei Li is a principal stockholder of All Star Technology Inc. and may be deemed to beneficially own such shares, but disclaims beneficial ownership in such shares held by All Star Technology Inc. except to the extent of his pecuniary interest therein.  Mr. Li has pledged all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes (See Note 8 to Consolidated Financial Statements).

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2010 about our equity compensation plans under which our equity securities are authorized for issuance.

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

For description of transactions with related parties, see Note 6 to Consolidated Financial Statements under Item 8 in Part II.

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

Mr. Yunlong Zhang was one of the directors of the Company.  On July 26, 2010, the Board of Directors of the Company accepted the resignation of Yunlong Zhang as a director of the Company, effective immediately.  Mr. Zhang’s resignation was due to personal reasons and not because of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Prof. Qi Wang is the Director of Kiwa-CAU R&D centre and also Vice President of the Company.

Item 14.	Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants for 2010 and 2009.

Audit Fees

Crowe Horwath (HK) CPA Limited (“Crowe Horwath”) audited our financial statements for year-end 2010, and reviewed our quarterly report on Form 10-Q for the three months ended September 30, 2010 and June 30, 2010.  Since we do not have a formal audit committee, our entire Board of Directors serves as our audit committee.  We have not adopted pre-approval policies and procedures with respect to the Company’s accountants, but our board of directors approved the engagement of Crowe Horwath before engagement.  All of the services described below were approved by our board of directors prior to performance.  The board of directors has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

The aggregate audit fees for 2010 paid and payable to Crowe Horwath were approximately $88,000.  The amounts include: (1) fees for professional services rendered by Crowe Horwath in connection with the audit of our consolidated financial statements for the 2010 fiscal year; (2) reviews of our quarterly reports on the Form 10-Q for the second and third quarters of 2010 fiscal year and (3) fees for professional services rendered by AGCA in connection with the review of quarterly report on the Form 10-Q for the first quarter of 2010.

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

The aggregate audit fees for 2010 and 2009 paid to AGCA, Inc. were approximately $12,000 and $130,000, respectively. The 2010 amount includes fees for the review of our quarterly report on the Form 10-Q for the first quarter of 2010 and the 2009 amounts include fees for professional services rendered in connection with the audit of our consolidated financial statements for the 2009 fiscal year and reviews of our quarterly reports on the Form 10-Q for the first, second and third quarters of 2009 fiscal year.

Audit-Related Fees

Audit-related fees for 2010 and 2009 were nil.

Tax Fees

Tax service fees billed by a tax consultant for 2010 and 2009 were $4,500 in each year.

All Other Fees

During 2009, AGCA, Inc. has charged the Company $1,500 for IDD call, company search, issuance of review reports, copying, photocopying, courier, etc.  There were no additional aggregate fees billed by Crowe Horwath for 2010 for other services rendered to the Company.

During 2010, AGCA, Inc. has charged the Company $8,500 for reissuance of audit report for fiscal year ended December 31, 2009, which has been included in this annual report.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee.  We have not adopted pre-approval policies and procedures with respect to our accountants in 2010.  All of the services provided and fees charged by our independent registered accounting firms in 2010 were approved by the board of directors.

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

Date: April 15, 2011

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

/s/ Wei Li	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 15, 2011
Wei Li

/s/ Steven Ning Ma	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2011
Steven Ning Ma

/s/ Xucheng Hu	Director	April 15, 2011
Xucheng Hu

/s/ Lianjun Luo	Director	April 15, 2011
Lianjun Luo

/s/ Qi Wang	Director	April 15, 2011
Qi Wang

Kiwa Bio-Tech Products Group Corporation

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kiwa Bio-Tech Products Group Corporation

We have audited the accompanying consolidated balance sheet of Kiwa Bio-Tech Products Group Corporation  (“Company”) and subsidiaries as of December 31, 2010 and the related consolidated statements of income and comprehensive loss, stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2010 and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has operating and liquidity concerns as it has suffered recurring losses from operations and incurred an accumulated deficit of $18,670,713 as of December 31, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ Crowe Horwath (HK) CPA Limited
Hong Kong, China
April 15, 2011

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

/s/ AGCA, Inc.

Arcadia, California
March 29, 2010

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
(Audited)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$32,816	$28,765
Accounts receivable	-	2,441
Inventories	-	6,717
Deposits and other receivables	72,808	131,674
Current assets of discontinued operation	398	385
Total current assets	106,022	169,982
Property, plant and equipment - net	25,922	255,483
Total assets	$131,944	$425,465
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$319,299	$279,248
Advances from customers	13,514	13,107
Construction costs payable	268,060	290,429
Due to related parties - trade	422,788	351,484
Due to related parties - non-trade	2,898,242	1,819,507
Convertible notes payable	1,631,088	1,518,171
Salary payable	707,712	493,153
Taxes payable	166,255	85,937
Penalty payable	1,086,315	595,277
Interest payable	520,813	290,827
Current portion of long-term liabilities	-	4,253
Other payable	625,386	706,194
Current liabilities of discontinued operation	108,790	105,515
Total current liabilities	8,768,262	6,553,102
Long-term liabilities, less current portion
Unsecured loans payable	1,736,452	1,684,192
Bank notes payable	-	7,671
Long-term convertible notes payable	-	112,917
Total long-term liabilities	1,736,452	1,804,780
Total liabilities	10,504,714	8,357,882

Stockholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at December 31, 2010 and 2009	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Deficit accumulated	(18,670,713)	(16,394,930)
Accumulated other comprehensive deficiency	(195,394)	(30,824)
Total Kiwa stockholders’ deficiency	(10,372,770)	(7,932,417)
Total liabilities and stockholders' deficiency	$131,944	$425,465

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS
(Audited)

	Year Ended December 31,
	2010	2009
Net sales	$88,056	$38,292
Cost of sales	54,801	32,201
Gross profit	33,255	6,091

Operating expenses
Consulting and professional fees	180,871	271,042
Officers’ compensation	151,435	230,214
General and administrative	1,263,069	1,164,733
Selling expenses	3,626	75,994
Research and development	182,970	192,103
Depreciation and amortization	27,228	145,315
Total operating expenses	1,809,199	2,079,401
Operating loss	(1,775,944)	(2,073,310)

Loss from disposal of obsolete inventory	(42,721)	(55,183)
Loss from impairment of long-lived assets	(219,118)	(804,780)
Interest expense	(242,606)	(532,626)
Other income	4,606	77,790
Loss from continuing operations	(2,275,783)	(3,388,109)

Loss from discontinued operation	-	(392,512)

Net loss before income tax	(2,275,783)	(3,780,621)
Income tax	-	-
Net loss after income tax	(2,275,783)	(3,780,621)
Net loss attributable to non-controlling interest	-	66,092
Net loss attributable to Kiwa stockholders	(2,275,783)	(3,714,529)

Other comprehensive loss
Translation adjustment	(164,570)	(4,037)
Total comprehensive loss	$(2,440,353)	$(3,718,566)

Net loss per common share - basic and diluted -continuing operations	$(0.006)	$(0.010)
Net loss per common share - basic and diluted - discontinued operations	$-	$(0.001)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	351,197,778

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Audited)

	Kiwa Stockholders
	Common Stock		Additional Paid-in	Stock-based Compensation	Accumulated	Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Reserve	Deficits	Deficiency	Interest	Total
Balance, January 1, 2009	139,399,206	$139,399	$8,243,546	$(135,843)	$(12,680,401)	$(26,787)	$66,057	$(4,394,029)
Issuance of 75,000 shares of common stock to a legal service provider as compensation on January 8, 2009	75,000	75	5,925	-	-	-	-	6,000
Issuance of 140,000 shares of common stock to an Investor Relations consultant on February 18, 2009	140,000	140	-	-	-	-	-	140
Issuance of 100,000 shares of common stock to an Investor Relations consultant on February 23, 2009	100,000	100	-	-	-	-	-	100
Issuance of common stock for conversion of principal of 6% Notes during twelve months ended December 31, 2009	260,285,794	260,286	(156,134)	-	-	-	-	104,152
Amortizaton of fair value of warrants issued to a financing consultant during twelve months ended December 31, 2009	-	-	-	46,380	-	-	-	46,380
Amortization of fair value of employee stock options granted in 2006	-	-	-	89,463	-	-	-	89,463
Net loss attributable to Kiwa shareholders for the twelve months ended December 31, 2009	-	-	-	-	(3,714,529)	-	-	(3,714,529)
Foreign currency translation difference	-	-	-	-	-	(4,037)	35	(4,002)
Net loss attributable to non-controlling interest	-	-	-	-	-		(66,092)	(66,092)
Balance, December 31, 2009	400,000,000	$400,000	$8,093,337	$-	$(16,394,930)	$(30,824)	$-	$(7,932,417)
Net loss attributable to Kiwa shareholders for the twelve months ended December 31, 2010	-	-	-	-	(2,275,783)	-	-	(2,275,783)
Foreign currency translation difference	-	-	-	-	-	(164,570)	-	(164,570)
Balance, December 31, 2010	400,000,000	$400,000	$8,093,337	$-	$(18,670,713)	$(195,394)	$-	$(10,372,770)

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,275,783)	$(3,714,529)
Net loss from discontinued operations, net of income taxes	-	326,421
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,228	201,984
Impairment loss on long-lived assets	219,118	908,926
Amortization of detachable warrants, options and stocks as compensation	-	538,808
Provision for doubtful debt and inventory impairment	2,442	(1,544)
Provision for penalty payable	491,038	442,527
(Gain)/Loss on disposal of inventory	42,721	-
Interest payable on convertible notes	229,984	163,331.00
Non-controlling interest	-	(66,092)
Changes in operating assets and liabilities:
Accounts receivable	-	544,601
Inventories	(35,934)	290,076
Prepaid expenses	-	20,450
Deposits and other receivables	61,146	(57,976)
Accounts payable	(4,290)	(612,195)
Salary payable	208,344	247,646
Taxes payable	75,971	69,714
Advances from customers	-	(146,182)
Due to related parties-trade	59,089	147,908
Other payable	(84,354)	129,893
Net cash used in operating activities	(983,280)	(566,233)

Cash flows from investing activities:
Purchase of property and equipment	(424)	(7,320)
Net cash used in investing activities	(424)	(7,320)

Cash flows from financing activities:
Proceeds from related parties	1,338,637	1,009,844
Repayment to related parties	(259,902)	(87,407)
Repayment of long-term borrowings	(7,737)	(4,220)
Net cash provided by financing activities	1,070,998	918,217
Effect of exchange rate change	(83,243)	(8,075)

Cash flows from discontinued operations
Net cash used in discontinued operating activities	-	(326,433)
Cash and cash equivalents:
Net increase	4,051	10,156
Balance at beginning of year	28,765	18,609
Balance at end of year	$32,816	$28,765

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$540	$1,360
Cash paid for income taxes	$-	$-

Non-cash operating, investing and financing activities:
Issuance of common stock for conversion of convertible notes payable and interest	-	104,152
Issuance of stock as compensation to consultants	-	6,000
Setoff of prepayment for fertilizer trade against due to related parties (see Note 6(2))	-	2,957,107
Interest payable on convertible notes	229,984	163,331

SEE ACCOMPANYING NOTES

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

1.	Description of Business and Organization

Organization – Kiwa Bio-Tech Products Group Corporation (“the Company”) is the result of a share exchange transaction accomplished on March 12, 2004 between the shareholders of Kiwa Bio-Tech Products Group Ltd. (“Kiwa BVI”), a company originally organized under the laws of the British Virgin Islands on June 5, 2002 and Tintic Gold Mining Company (“Tintic”), a corporation originally incorporated in the state of Utah on June 14, 1933 to perform mining operations in Utah. The share exchange resulted in a change of control of Tintic, with former Kiwa BVI stockholders owning approximately 89% of Tintic on a fully diluted basis and Kiwa BVI surviving as a wholly-owned subsidiary of Tintic. Subsequent to the share exchange transaction, Tintic changed its name to Kiwa Bio-Tech Products Group Corporation. On July 21, 2004, the Company completed its reincorporation in the State of Delaware.

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

As of December 31, 2010, the Company had cash of $32,816, a current ratio (current assets divided by current liabilities) of 0.01, a quick ratio (cash divided by current liabilities) of 0.004 and an accumulated deficit of $18,670,713. The Company incurred net losses attributable to Kiwa stockholders of $2,275,783 and $3,714,529 during the years ended December 31, 2010 and 2009, respectively. This trend is expected to continue. These factors cast substantial doubt about the Company’s ability to continue as a going concern.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

In addition, during the year ended December 31, 2009, Challenge Feed, the 20% minority shareholder of Kiwa Tianjin, without the Company’s prior permission, transferred titles to machinery, equipment and inventory of Kiwa Tianjin to its own creditors to settle its own debts.  On December 22, 2009, Kiwa Tianjin filed a lawsuit against Challenge Feed in the local court of Wuqing District, Tianjin, where Kiwa Tianjin is domiciled, asserting that Challenge Feed unlawfully disposed of the assets held by Kiwa Tianjin.

The local court of Wuqing District has informed the Company the lawsuit against Challenge Feed will not be examined since Challenge Feed has entered into bankruptcy proceedings.  Related matters will be solved during Challenge Feed’s bankruptcy proceedings.

On August 29, 2010, Kiwa Tianjin filed objections to the local court of Wuqing District and Challenge Feed’s bankruptcy administrator.  According to Challenge Feed’s bankruptcy administrator, objections filed have been received but have not been examined.

As a result, Kiwa Tianjin has been unable to carry on the normal business and has classified the bio-enhanced feed business through Kiwa Tianjin as discontinued operations.

Management is in the course of sourcing additional capital and considering ways to restructure or adjust the Company’s operations and product mix so as to increase profit margins in the future.  However, there is no guarantee that these actions will be successful.

These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

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

Basis of Preparation - Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant accounting estimates include the bad debt provision, impairment of inventory and long-lived assets, depreciation and amortization of long-lived assets and fair value of warrants and options.

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

Accounts Receivables - The Company performs ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts when amounts are not considered fully collectable.  According to the Company’s credit policy, the Company generally provides a 100% bad debt provision for the amounts outstanding over 365 days after the deduction of the amount subsequently settled after the balance sheet date, which management believes is consistent with industry practice in the China region.

Inventories - Inventories are stated at the lower of cost, determined on the weighted average method, and net realizable value.  Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead.  Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.

Property, plant and equipment - Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property, plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
(In years)
Buildings	30 - 35
Machinery and equipment	5 - 10
Automobiles	8
Office equipment	2 - 5
Computer software	3

Impairment of Long-Lived Assets - The Company’s long-lived assets consist of property, equipment and intangible assets.  The Company evaluates its investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable.  Judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others.  In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets.

Based on our analysis, the Company charged $219,118 and $804,780 as loss from impairment of long-lived assets during the years ended December 31, 2010 and 2009, respectively.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

Fair value of warrants and options - The Company adopted ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities” to recognize warrants relating to loans and warrants issued to consultants as compensation as derivative instruments in our consolidated financial statements.  The Company also adopted ASC Topic 718 “Share Based Payment” to recognize options granted to employees as derivative instruments in our consolidated financial statements.  The Company calculates the fair value of the warrants and options using the Black-Scholes Model.

Revenue Recognition – The Company recognizes revenue for its products in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title.

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

Foreign Currency Translation - The Company uses United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. However, the Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted. In general, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and the statement of cash flow is translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of December 31,
	2010	2009
Balance sheet items, except for equity accounts	6.6227	6.8282

	Year ended December 31,
	2010	2009
Items in the statements of income	6.7695	6.8310

Advertising Costs - The Company charges all advertising costs to expense as incurred.  The total amounts of advertising costs charged to selling, general and administrative expense were $770 and $44,988 for the years ended December 31, 2010 and 2009, respectively.

Research and Development Costs - Research and development costs are charged to expense as incurred.  During the years ended December 31, 2010 and 2009, research and development costs were $182,970 and $192,103, respectively.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

Shipping and Handling Costs - Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs for the years ended December 31, 2010 and 2009 were $924 and $5,999, respectively.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss attributable to Kiwa stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes dilutive effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of December 31, 2010 and 2009, potentially dilutive securities aggregated 1,313,837,238 and 1,467,435,018 shares of common stock, respectively.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009.

Recent accounting pronouncements adopted

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. Except for the expanded disclosure requirements, the adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

In January 2010, the FASB issued ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10). The adoption of the provisions in ASU 2010-02 did not have an impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to Subsequent Events (Topic 855). This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Except for the expanded disclosure requirements, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Accounts Receivable

The net amount of accounts receivable as of December 31, 2010 and December 31, 2009 were nil and $2,441, respectively.  The Company recorded a $2,441 and nil provision for bad debts during 2010 and 2009, respectively.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

4.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2010	2009
Cost:
Buildings	$1,281,711	$1,243,137
Machinery and equipment	583,304	565,745
Automobiles	83,994	81,467
Office equipment	102,670	99,159
Computer software	21,842	21,186
Total cost	2,073,521	2,010,694
Less: Accumulated depreciation	(723,836)	(688,617)
Less: Impairment	(1,323,763)	(1,066,594)

Net book value	$25,922	$255,483

The building is on a piece of land the use right of which was granted to Kiwa Bio-Tech Products (Shandong) Co., Ltd. by local government free for 10 years and then for another 20 years on a fee calculated according to Kiwa Shandong's net profit.  Since Kiwa Shandong did not generate any net profit, no fee is payable.

Depreciation expense was $27,228 and $119,096 for the years ended December 31, 2010 and 2009, respectively.

Impairment on long-lived assets was $219,118 and $804,780 for the years ended December 31, 2010 and 2009, respectively.

All of our property, plant and equipment have been held as collateral to secure the 6% Notes (see Note 8 below).

5.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of bio-fertilizer facility in Shandong.  The balance of construction costs payable as of December 31, 2010 and 2009 was $268,060 and $290,429, respectively.

6.	Related Party Transactions

Amounts due to related parties consisted of the following as of December 31, 2010 and December 31, 2009:

Item	Nature	Notes	December 31,
			2010	2009
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$2,710,605	$1,693,036
Kangtai International Logistics (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(46,863)	(45,029)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	234,500	171,500
Subtotal			$2,898,242	$1,819,507

Kiwa-CAU R&D Center	Trade	(4)	422,788	351,484
Subtotal			$422,788	$351,484
Total			$3,321,030	$2,170,991

(1) Mr. Li
Mr. Li is the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company.

Advances and Loans
As of December 31, 2009, the balance due to Mr. Li for advances made was $1,693,036.  During the year ended December 31, 2010, Mr. Li advanced an additional $1,275,637 to the Company and was repaid $258,068.  As of December 31, 2010, the balance due to Mr. Li was $2,710,605.  Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

Motor Vehicle Lease
In December 2004, the Company entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle.  The monthly rental payment is $2,200.  The Company has extended this lease agreement with Mr. Li to the end of fiscal year 2011.

Guarantees for the Company
Mr. Li has pledged without any compensation from the Company all of his common stock of the Company as collateral for the Company’s obligations under the 6% Notes (see Note 8 below).

(2) Kangtai
Kangtai International Logistics (Beijing) Co., Ltd., formerly named China Star Investment Management Co., Ltd., is a private company and 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2009, the amount due from Kangtai was $45,029.  The balance due from Kangtai on December 31, 2010 was $46,863.

On December 12, 2008, Kiwa Shandong and Kangtai entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Sales Agreement”) pursuant to which, Kiwa Shandong will sell to Kangtai 6,700 tons of chemical fertilizer products at the tentative price of RMB3,130 per ton. Under this agreement, Kangtai prepaid to Kiwa Shandong $2,955,550. As of December 31, 2008, Kiwa Shandong did not sell any chemical fertilizer to Kangtai under the Chemical Fertilizer Sales Agreement. On November 25, 2008, Kiwa Shandong and Oriental Chemical Industrial Corp., Ltd. (the “Oriental Chemical”) entered into “Chemical Fertilizer Sales Agreement,” (the “Chemical Fertilizer Purchase Agreement”) pursuant to which Oriental Chemical will sell to Kiwa Shandong 6,700 tons of chemical fertilizer products at the tentative price of RMB3,000 per ton. Under this agreement, Kiwa Shandong prepaid to Oriental Chemical $2,955,550. As of December 31, 2008, Kiwa Shandong did not purchase any chemical fertilizer under the Chemical Fertilizer Purchase Agreement. On December 20, 2009, Kiwa Shandong, Oriental Chemical and Kangtai entered into “Chemical Fertilizer Sales Termination Agreement,” (the “Chemical Fertilizer Termination Agreement”) pursuant to which Oriental Chemical and Kiwa Shandong confirmed that Chemical Fertilizer Purchase Agreement has been terminated. Kiwa Shandong and Kangtai also confirmed that Chemical Fertilizer Sales Agreement was also terminated. After the Chemical Fertilizer Termination Agreement took effect, Kiwa Shandong will no longer have any responsibilities nor interests under the Chemical Fertilizer Purchase Agreement and Chemical Fertilizer Sales Agreement. Kiwa Shandong, Oriental Chemical and Kangtai confirmed that prepayment by Kangtai to Kiwa Shandong under the Chemical Fertilizer Sales Agreement and the prepayment by Kiwa Shandong to Oriental Chemical under the Chemical Fertilizer Purchase Agreement has been set off.

(3) Ms. Wang
Ms. Wang is the Secretary of the Company.

As of December 31, 2009, the amount due to Ms. Wang was $171,500.  During the year ended December 31, 2010, Ms. Wang advanced an additional $63,000 to the Company.  As of December 31, 2010, the balance due to Ms. Wang was $234,500.  Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center
In November 2006 Kiwa and China Agricultural University (the “CAU”) agreed to jointly establish a new research and development center, named Kiwa-CAU R&D Center.  The term of the agreement was ten years commencing July 1, 2006.

•
Pursuant to the agreement, Kiwa agree to invest RMB 1 million (approximately $151,515) each year to fund research at Kiwa-CAU R&D Center.  Prof. Qi Wang, a director of the Company, is also the director of Kiwa-CAU R&D Center.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

During the year ended December 31, 2009, $192,103 was charged as Company’s expenses under the agreement with Kiwa-CAU R&D Center. As of December 31, 2009, the outstanding balance due to Kiwa-CAU R&D Center was $351,484. During the year ended December 31, 2010, $182,970 was charged as Company’s expenses under the agreement with Kiwa-CAU R&D Center and the Company repaid $111,666 to Kiwa-CAU R&D Center. As of December 31, 2010, the outstanding balance due to Kiwa-CAU R&D Center was $422,788.

7.	Unsecured Loans Payable

The balance of unsecured loans payable was $1,736,452 and $1,684,192 as of December 31, 2010 and December 31, 2009, respectively.  The change in the balances at December 31, 2009 to December 31, 2010 arose from the effect of changes in the exchange rates prevailing at the balance sheet dates.  Unsecured loans payable consisted of the following as of December 31, 2010 and December 31, 2009:

Item	December 31,
	2010	2009
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,358,962	$1,318,063

Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	377,490	366,129

Total	$1,736,452	$1,684,192

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

According to the Company’s project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Under the agreement, the Company has the option to pay a fee of RMB480,000 ($70,297) per acre for the land use right after the 10-year period until May 2012.  The Company may not transfer or pledge the temporary land use right.  The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of December 31, 2010, the Company invested approximately $1.91 million for the property, plant and equipment of the project.

8.	Convertible Notes Payable

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

The conversion price of the 6% Notes is based on a 40% discount to the average of the trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period.  The conversion price is also adjusted for certain subsequent issuances of equity securities of the Company at prices below the conversion price then in effect.  The 6% Notes contain a volume limitation that prohibits the holder from further converting the 6% Notes if doing so would cause the holder and its affiliates to hold more than 4.99% of the Company’s outstanding common stock.  In addition, each holder of the 6% Notes agrees that they may not convert more than their pro-rata share (based on original principal amount) of the greater of $120,000 principal amount of the 6% Notes per calendar month or the average daily dollar volume calculated during the 10 business days prior to a conversion, per conversion.  This conversion limit has since been eliminated pursuant to an agreement by the Company and the Purchasers (see discussion below).

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

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

To enable reservation of a sufficient amount of authorized shares that may be issued pursuant to conversion of the 6% Notes and exercise of the Warrants, the Purchase Agreement required the Company to amend its Certificate of Incorporation to increase the number of authorized shares of common stock.  At the annual meeting for 2006, which was held on September 12, 2006, a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock, from 100,000,000 shares to 200,000,000 shares was approved by the required vote of our stockholders.  At the annual meeting held for 2008 on December 30, 2008 we further amended our Certificate of Incorporation by increasing the number of authorized shares of common stock from 200,000,000 to 400,000,000.  At our annual meeting for 2009, which was held on December 28, 2009, the proposal of further amend the Certificate of Incorporation to increase the number of authorized shares from 400,000,000 to 800,000,000 was not approved by stockholders.

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants.  Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of December 31, 2010 and 2009, the Company has accrued a penalty of $1,086,315 and $595,277, respectively, of which $491,038 and $442,527 was included in general and administrative expenses for the years ended December 31, 2010 and 2009, respectively.

The 6% Notes require the Company to procure the Purchaser’s consent prior to taking certain actions including the payment of dividends, repurchasing stock, incurring debt, guaranteeing obligations, merging or restructuring the Company, or selling significant assets.

The Company’s obligations under the 6% Notes and the Warrants are secured by a first priority security interest in the Company’s intellectual property pursuant to an Intellectual Property Security Agreement with the Purchasers, and by a first priority security interest in all of the Company’s other assets pursuant to a Security Agreement with the Purchasers.  In addition, the Company’s Chief Executive Officer has pledged all of his common stock of the Company as collateral for the Company’s obligations under the 6% Notes and the Warrants.  The Purchasers are accredited investors as defined under the Securities Act and the 6% Notes and the Warrants and the underlying common stock upon conversion and exercise will be issued without registration under the Securities Act in reliance on the exemption provided by Rule 506 under Regulation D under the Securities Act. The intellectual property pledged had a cost of $592,901 which carrying value of $179,897 was fully impaired during the year ended December 31, 2009.

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

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

The warrants issued to the investment bank in connection with each tranche of the 6% Notes (amounting to 343,000 shares, 294,000 shares and 343,000 shares) are exercisable for three years and have an exercise price equal to $0.2598.  The fair value of these warrants at the time of their issuance was determined to be $94,005, $60,324 and $77,214 calculated pursuant to the Black-Scholes option pricing model.  As of June 29, 2009, warrants issued to the investment bank had expired.

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which will be due on January 31, 2011.  Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far. The outstanding principal balance on the 2% Notes was $112,917 as of December 31, 2010 (under current liabilities) and 2009 (under long-term liabilities).

On September 25 and October 7, 2008, the Company entered into an agreement with the Purchasers to redeem all of the 6% Notes and the 2% Notes.  Under the redemption agreement, the Purchasers agreed to waive their participation right with respect to any new financing that closes before October 31, 2008, and suspend conversions of principal and interest under the 6% Notes and the 2% Notes from September 25 to October 31, 2008.  The Company agreed to redeem the notes for a specified price if a new financing was completed before October 31, 2008.  Under the redemption agreement, if the Company failed to redeem the notes by October 31, 2008, the 6% Notes and the 2% Notes would be automatically amended to remove limitations on the Purchasers’ right to convert under the 6% Notes and the 2% Notes no more than (1) $120,000 per calendar month; and (2) the average daily dollar volume calculated during the ten (10) business days prior to a conversion, per conversion.

On October 27, 2008, the Company had informed the Purchasers that the Company would not be able to redeem the 6% Notes and the 2% Notes due to failure to close an anticipated new financing.  Therefore, the amendment to the 6% Notes and the 2% Notes took effect and the Purchasers resumed conversion.

On June 3, 2009, the Company received a Notice of Default from four of the holders of the Company’s 6% Notes for failure to timely file a registration statement or effect registration.  However, the Company believes that such claim is invalid and has not made any provision for liquidated damages in this regard.

On June 29, 2009, the 6% Notes were due.  The Company informed the Purchasers of its inability to repay the outstanding balance on the due date.  Therefore, the 6% Notes are in default and the default interest rate of 15% per annum is being charged on the 6% Notes.

During the year ended December 31, 2009, the Purchasers converted $104,152 principal and nil interest into shares of common stock.  As of December 31, 2009, the face amount of the 6% Notes outstanding was $1,518,171.

During the year ended December 31, 2010, the Purchasers converted nil principal and nil interest into shares of common stock.  As of December 31, 2010, the face amount of the 6% Notes outstanding was $1,518,171.

During the year ended December 31, 2010, interest of $227,726 and $2,258 was accrued on the 6% Notes and the 2% Notes, respectively.  During the year ended December 31, 2009, interest of $161,403 and $2,258 was accrued on the 6% Notes and the 2% Notes, respectively.

Unpaid interest of $520,813 and $290,828 was included in other payable on the balance sheet as of December 31, 2010 and 2009, respectively.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

On January 31, 2011, the 2% Notes were also due.  The Company informed the Purchasers of its inability to repay the outstanding balance on the due date.  Therefore, the 2% Notes are in default and the default interest rate of 15% per annum is being charged on the 2% Notes.

9.	Equity-Based Transactions

During the year ended December 31, 2009, the Company effected the following equity-based transactions:

(a)	Expenses paid by issuance of common stocks:
(i)
Issuance of 75,000 shares as partial settlement of legal fees on January 8, 2009.
Shares of the Company during the year were rarely traded at around par value and accordingly, the agreed price of $0.08 is adopted as the fair value of this transaction.

(ii)
Issuance of 240,000 shares as partial settlement of investor relationship consulting fees on February 18 and 23, 2009 in accordance of an agreement dated July 1, 2008.
Shares of the Company during the year were rarely traded at around par value and accordingly, the par value is adopted as the fair value of these transactions.

Fair values of the above transactions were accounted for as expenses during the year.

(b)	Convertible notes of $104,152 were converted, under different periods of fewer than 10% of total issued capital each occasion, into 260,285,794 shares of common stock.

After the above transactions, the Company’s issued and outstanding common stocks increased to 400,000,000 shares as of December 31, 2009.  During the year ended December 31, 2010, the Company has not engaged in any equity-based transactions.

10.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan.  Summary of options issued and outstanding at December 31, 2010 and the movements during the year then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2008	1,415,400	$0.175	$-	8
Exercised	-	-		-
Expired	-	-		-
Forfeited	(182,800)	0.175		-
Outstanding at December 31, 2009	1,232,600	$0.175	$-	7
Exercised	-	-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at December 31, 2010	1,232,600	$0.175	$-	6
Exercisable at December 31, 2010	1,232,600	$0.175	$-	6

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

(1)	The market value of the Company’s common stock at December 31, 2010 was $0.004 per share. The outstanding options had no intrinsic value at December 31, 2010.

The Company has adopted ASC Topic 718 effective as of January 1, 2006.  The fair value of the options granted at the grant date was determined to be $320,154 (approximately $0.16 per share), calculated pursuant to the Black-Scholes option pricing model.  The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method.  Unamortized fair value of stock options granted to those who separated from the Company has been charged to expense, while the options returned to the Company.  During the years ended December 31, 2010 and 2009, nil and $89,463 was charged to expense, respectively.

11.	Segment Reporting

Our principal business in fiscal 2010 is the development, manufacture and sale of bio-fertilizers.  We used to engage in bio-enhanced feed business and chemical fertilizer trade business.  At the end of fiscal 2009, we classified our bio-enhanced feed business as a discontinued operation.  Management believes that the following table highlights relevant information considered by the Company’s chief decision makers for measuring business performances and financing needs and preparing the corporate budget and other items.  As most of the Company’s customers are located in China, no geographical segment information is presented.

Item	Bio-fertilizer	Bio-enhanced feed (Discontinued)	Corporate (1)	Total
Year Ended December 31, 2010
Net sales	$88,056	$-	$-	$88,056
Gross profit	33,255	-	-	33,255
Operating expenses	132,734	-	1,676,465	1,809,199
Operating loss	(99,479)	-	(1,676,465)	(1,775,944)
Loss from disposal of obsolete inventory	(42,721)	-	-	(42,721)
Loss from impairment of long-lived assets	(219,118)	-	-	(219,118)
Interest expense	(50)	-	(242,556)	(242,606)
Other income	4,606	-	-	4,606
Non-controlling interest	-	-	-	-
Net loss attributable to Kiwa stockholders	$(356,762)	$-	$(1,919,021)	$(2,275,783)

Total assets as of December 31, 2010	$1,460	$398	$130,086	$131,944

Item	Bio-fertilizer	Livestock Feed (Discontinued)	Corporate (1)	Total
Year Ended December 31, 2009
Net sales	$38,292	$-	$-	$38,292
Gross profit	6,091	-	-	6,091
Operating expenses	424,735	-	1,654,666	2,079,401
Operating loss	(418,644)	-	(1,654,666)	(2,073,310)
Loss from disposal of obsolete inventory	(55,183)	-	-	(55,183)
Loss from impairment of long-term assets	(678,337)	-	(126,443)	(804,780)
Interest expense	(246)	-	(532,380)	(532,626)
Other income	5,856	-	71,934	77,790
Net loss attributable to Kiwa stockholders	$(1,146,554)	$-	$(2,241,555)	$(3,388,109)

Total assets as of December 31, 2009	$252,638	$385	$172,442	$425,465

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

12.	Income Tax

In accordance with the current tax laws in China, Kiwa Shandong and Kiwa Tianjin would normally be subject to a corporate income tax rate of 25% on its taxable income. However, after the Enterprise Income Tax Law of the PRC promulgated on March 16, 2007 took effect on January 1, 2008, Kiwa Shandong and Kiwa Tianjin have continued to be entitled to a preferential tax treatment: an EIT holiday for the two years ended December 31, 2008 and 2009 and a 50% reduction on the EIT rate for the three years ended December 31, 20010, 2011 and 2012. Fiscal years 2008 and 2009 will be regarded as the first and second profitable years for determining eligibility of these benefits even if Kiwa Shandong or Kiwa Tianjin have not been profitable in 2008 or 2009. Kiwa Shandong and Kiwa Tianjin have not provided for any corporate income taxes since they had no taxable income for the years ended December 31, 2010 and 2009.

No provision for other overseas taxes is made as the Company has no taxable income in the U.S.

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:
	Year ended December 31,
	2010	2009

Pre-tax loss	$(2,275,783)	$(3,780,621)

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	773,766	1,285,411
Reconciling items:
Rate differential for PRC earnings	(106,034)	(195,923)
Loss not recognized as deferred tax assets	(609,645)	(1,048,679)
Non-deductible expenses and non-reportable income	(58,087)	(40,800)
Effective tax expense	$-	$-

The Company had deferred tax assets as follows:
	December 31 2010	December 31 2009

Net operating losses carried forward	$5,327,606	$4,717,961
Less: Valuation allowance	(5,327,606)	(4,717,961)

Net deferred tax assets	$-	$-

As of December 31, 2010 and 2009, the Company had $17,884,509 and $15,779,569, net operating loss carryforwards available to reduce future taxable income.  Net operating loss of the Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Shandong and Kiwa Tianjin could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more-likely-than-not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2010 and 2009, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the two years ended December 31, 2010 and 2009, and no provision for interest and penalties is deemed necessary as of December 31, 2010 and 2009.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or its withholding agent. The statute of limitations extends to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

13.	Commitments and Contingencies

The Company has the following material contractual obligations:

(1)	Operating lease commitments

The Company leased an office in Beijing on January 15, 2010.  The operating lease agreement expired on January 14, 2012.  The monthly rental payment for the office is RMB80,324 (approximately $12,129).  Rent expense under the operating leases for the years ended December 31, 2010 and 2009 was $159,574 and $153,759, respectively.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of December 31, 2010 are as follows:

Fiscal Year	Amount
2011	$133,414
2012	6,064
2013	-
2014	-
2015	-
Thereafter	-

Total	$139,478

(2)	Technology acquisition

On May 8, 2006 the Company entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co. Ltd. (“JKB”). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to the Company. Pursuant to the agreement the Company will pay JKB a transfer fee of RMB10 million (approximately $1.52 million), of which RMB 6 million will be paid in cash and RMB 4 million will be paid in stock. The cash portion will be paid in installments, the first installment of RMB 3 million was set for May 23, 2006 initially, of which RMB 1 million has been paid and both parties have agreed to extend the remaining RMB 2 million to the date when the application for new veterinary drug certificate is accepted.  Three other installments of RMB 1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology.  The RMB 4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

As of December 31, 2010, the Company had paid one-third of the first installment, or RMB1,000,000 (or $150,996) to JKB.  Since the Company did not make full payment for the first installment, the deposit paid had been charged to expenses in 2009.

The Company is still pursuing to acquire AF-01 technology and develop veterinary drug products based on this technology.  There have been no changes to the terms of the Technology Transfer Agreement.

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

(3)	Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $151,515) each year to fund research at the R&D Center.  The term of this agreement is ten years starting from July 1, 2006.  Prof. Qi Wang, who became one of our directors in July 2007, has acted as Director of Kiwa-CAU R&D Center since July 2006.

(4)	Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2010, the Company had invested approximately $1.91 million for the project.

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

14.	Discontinued Operation

The consolidated balance sheets at December 31, 2010 and 2009 reflected the assets and liabilities of the bio-enhanced feed business segment as a discontinued operation.  The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at December 31, 2010 and 2009, respectively:

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$398	$385
Total assets	$398	$385

Liabilities
Due to related parties-trade	$33,023	$32,029
Salary payable	75,767	73,486
Total liabilities	$108,790	$105,515

Kiwa Bio-Tech Products Group Corporation
Notes to Consolidated Financial Statements
(Audited)

The income statement for the year ended December 31, 2010 and 2009 reflected the bio-enhanced feed business segment as a discontinued operation.  The following results of operations of the bio-enhanced feed business are presented as a loss from a discontinued operation in the consolidated statements of operations:

	Year Ended December 31,
	2010	2009
Net sales	$-	$3,615,860
Gross profit	-	55,636
Operating expenses	-	115,758
Operating loss	-	(60,122)
Interest expense	-	-
Impairment on long-lived assets	-	(104,146)
Loss from discontinued operation	-	(228,244)
Non-controlling interest	-	66,092
Net loss from discontinued operations attributable to Kiwa stockholders	$-	$(326,420)

During the year ended December 31, 2009, Challenge Feed, the 20% minority shareholder of Kiwa Tianjin, without our prior permission, transferred titles to machinery, equipment and inventory of Kiwa Tianjin to its own creditors to settle its own debts.  On December 22, 2009, Kiwa Tianjin filed a lawsuit against Challenge Feed in the local court of Wuqing District, Tianjin, where Kiwa Tianjin is domiciled asserting that Challenge Feed unlawfully disposed of the assets held by Kiwa Tianjin.  The local court of Wuqing District has informed the Company that it will not examine the lawsuit against Challenge Feed since Challenge Feed has entered into bankruptcy proceedings.  Related matters will be solved during Challenge Feed’s bankruptcy proceedings.  On August 29, 2010, Kiwa Tianjin filed objections to the local court of Wuqing District and Challenge Feed’s bankruptcy administrator.  According to Challenge Feed’s bankruptcy administrator, the filed objections have been received but have not been examined.  Assets disposed by Challenge Feed includes inventory amounting to $221,848 and fixed assets at the amount of $104,190.   As a result, Kiwa Tianjin could no longer use its assets including machinery and inventory in its normal course of operation.  As of December 31, 2010, the Company has classified its bio-enhanced feed business through Kiwa Tianjin as discontinued operations.