Form 10-Q
period 2011-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2011-05-16
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10-Q
☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to ______
Commission File Number: 000-33167
KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	77-0632186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 N. Indian Hill Blvd., #702Claremont, California	91711
(Address of principal executive offices)	(Zip Code)
(626) 715-5855
(Registrant’s telephone number, including area code)

415 West Foothill Blvd, Suite 206 Claremont, California91711-2766
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May13, 2011
Common Stock, $0.001 par value per share	400,000,000 shares

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,618	$32,816
Deposits and other receivables	70,353	72,808
Current assets of discontinued operation	402	398
Total current assets	84,373	106,022
Property, plant and equipment - net	24,347	25,922
Total assets	$108,720	$131,944
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$339,521	$319,299
Advances from customers	13,651	13,514
Construction costs payable	270,771	268,060
Due to related parties - trade	465,194	422,788
Due to related parties - non-trade	3,042,061	2,898,242
Convertible notes payable	1,631,088	1,631,088
Salary payable	759,771	707,712
Taxes payable	187,530	166,255
Penalty payable	1,217,767	1,086,315
Interest payable	579,894	520,813
Other payable	646,290	625,386
Current liabilities of discontinued operation	109,890	108,790
Total current liabilities	9,263,428	8,768,262
Long-term liabilities, less current portion
Unsecured loans payable	1,754,012	1,736,452
Total long-term liabilities	1,754,012	1,736,452
Total liabilities	11,017,440	10,504,714

Stockholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares, issued and outstanding 400,000,000 at March 31, 2011 and December 31, 2010	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Deficit accumulated	(19,147,352)	(18,670,713)
Accumulated other comprehensive deficiency	(254,705)	(195,394)
Total Kiwa stockholders’ deficiency	(10,908,720)	(10,372,770)
Total liabilities and stockholders' deficiency	$108,720	$131,944

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$-	$78,787
Cost of sales	-	47,152
Gross profit	-	31,635

Operating expenses
Consulting and professional fees	36,824	40,762
Officers’ compensation	35,369	38,254
General and administrative	302,686	296,106
Selling expenses	-	2,142
Research and development	37,976	46,222
Depreciation and amortization	1,831	19,858
Total operating expenses	414,686	443,344
Operating loss	(414,686)	(411,709)

Interest expense	(61,953)	(59,824)
Net loss before income tax	(476,639)	(471,533)
Income tax	-	-
Net loss after income tax	(476,639)	(471,533)
Net loss attributable to Kiwa stockholders	(476,639)	(471,533)

Other comprehensive loss
Translation adjustment	(59,311)	(2,053)
Total comprehensive loss	$(535,950)	$(473,586)

Net loss per common share - basic and diluted	$(0.001)	$(0.001)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	400,000,000

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(476,639)	$(471,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,831	28,752
Provision for penalty payable	131,452	117,583
Interest payable on convertible notes	59,081	56,708
Changes in operating assets and liabilities:
Inventories	-	4,873
Prepaid expenses	-	(2,747)
Other current assets	3,177	(1,400)
Accounts payable	-	30,742
Salary payable	49,636	46,597
Taxes payable	19,514	18,821
Due to related parties-trade	37,975	(7,324)
Other payable	19,408	(132,473)
Net cash used in operating activities	(154,565)	(311,401)

Cash flows from investing activities:
Purchase of property and equipment	-	(30,443)
Net cash used in investing activities	-	(30,443)

Cash flows from financing activities:
Proceeds from related parties	149,250	362,882
Repayment to related parties	(4,815)	(456)
Repayment of long-term borrowings	-	(1,121)
Net cash provided by financing activities	144,435	361,305
Effect of exchange rate change	(9,068)	(1,324)

Cash and cash equivalents:
Net (decrease)/increase	(19,198)	18,137
Balance at beginning of period	32,816	28,765
Balance at end of period	$13,618	$46,902

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash financing activities:
Interest payable on convertible notes	59,081	56,708

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

	Kiwa Stockholders
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficits	Deficiency	Interest	Total
Balance, December 31, 2010	400,000,000	$400,000	$8,093,337	$(18,670,713)	$(195,394)	$-	$(10,372,770)
Net loss attributable to Kiwa stockholders for the three months ended March 31, 2011	-	-	-	$(476,639)	-	-	$(476,639)
Foreign currency translation difference	-	-	-	-	$(59,311)	-	$(59,311)
Balance, March 31, 2011	400,000,000	$400,000	$8,093,337	$(19,147,352)	$(254,705)	$-	$(10,908,720)

SEE ACCOMPANYING NOTES

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Organization

References herein to “Kiwa” or the “Company” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned and majority-owned subsidiaries unless the context specifically states or implies otherwise.

Organization–The Company is the result of a share exchange transaction accomplished on March 12, 2004 between the shareholders of Kiwa Bio-Tech Products Group Ltd. (“Kiwa BVI”), a company originally organized under the laws of the British Virgin Islands on June 5, 2002 and Tintic Gold Mining Company (“Tintic”), a corporation originally incorporated in the state of Utah on June 14, 1933 to perform mining operations in Utah.  The share exchange resulted in a change of control of Tintic, with former Kiwa BVI stockholders owning approximately 89% of Tintic on a fully diluted basis and Kiwa BVI surviving as a wholly-owned subsidiary of Tintic.  Subsequent to the share exchange transaction, Tintic changed its name to Kiwa Bio-Tech Products Group Corporation. On July 21, 2004, the Company completed its reincorporation in the State of Delaware.

The Company has established two subsidiaries in China: (1) Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) in 2002 and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”).  The following chart summarizes the Company’s organizational and ownership structure.

Business – The Company’s business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China. The Company has acquired technologies to produce and market bio-fertilizer and bio-enhanced feed products, and has also been developing a veterinary drug based on AF-01 anti-viral aerosol technology.

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

Basis of preparation - These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2010.

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

As of March 31, 2011, the Company had cash of $13,618, current ratio of 0.01 and quick ratio of 0.001. The Company had an accumulated deficit of $19,147,352, and incurred net losses of $476,639 during the three months ended March 31, 2011. This trend is expected to continue.These factors create substantial doubt about the Company’s ability to continue as a going concern.

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

	As of March 31, 2011	As of December 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB6.5564	US$1=RMB6.6227

	Three months ended March 31,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB6.5832	US$1=RMB6.8269

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Impairment of Long-Lived Assets - The Company's long-lived assets consist of property, equipment and intangible assets. The Company periodically evaluates its investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, the Company may be required to record impairment charges for these assets. Based on the Company's analysis, no further impairment on long-lived assets was charged during the three months ended March 31, 2011.

Revenue Recognition - The Company recognizes revenue for its products in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title.

Advertising costs - The Company charges all advertising costs to expense as incurred. The total amounts of advertising costs charged to selling, general and administrative expense were nil and $307 for the three months ended March 31, 2011 and 2010, respectively.

Research and development costs - Research and development costs are charged to expense as incurred. During the three months ended March 31, 2011and 2010, research and development costs were $37,976 and $46,222, respectively.

Shipping and handling costs - Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense. Shipping and handling costs for the three months ended March 31, 2011and 2010 were nil and $370, respectively.

Income Taxes - The Company accounts for income taxes under the provisions of FASB ASC Topic 740, “Income Tax”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable).  These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive.  Accordingly, basic and diluted loss per common share is the same for all periods presented. As of March 31, 2011, potentially dilutive securities aggregated 1,093,465,171 shares of common stock.

Recent Accounting Pronouncement Adopted –In January 2011, the FASB issued ASU No. 2011-01- Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral will have no material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The adoption of the provisions in ASU 2011-02 will have no material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Property, Plant and Equipment

The total gross amount of property, plant and equipment was $2,094,491 and $2,073,521 as of March 31, 2011 and December 31, 2010, respectively. The following table presents the property, plant and equipment as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Property, Plant and Equipment
Buildings	$1,294,671	$1,281,711
Machinery and equipment	589,200	583,304
Automobiles	84,845	83,994
Office equipment	103,711	102,670
Computer software	22,064	21,842
Property, plant and equipment - total	2,094,491	2,073,521
Less: accumulated depreciation	(732,995)	(723,836)
Less: impairment on long-lived assets	(1,337,149)	(1,323,763)
Property, plant and equipment - net	$24,347	$25,922

The building is on a piece of land the use right of which was granted to Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) by local government free for 10 years from May 26, 2002. Then for another 20 years on a fee calculated according to Kiwa Shandong’s net profit.Since Kiwa Shandong did not generate any net profit, no fee is payable.The Company is in negotiation with Zoucheng Municipal Government to renew the agreement.  However, there is no assurance that the Company will successfully renew the agreement with Zoucheng Municipal Government.  In the future, the Company may consider moving the primary location of Kiwa Shandong’s operation to other locations in China.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

No impairment on long-lived assets was charged to expense during three months ended March 31, 2011 and 2010, respectively.

Depreciation expenses for the three months ended March 31, 2011 and 2010 were $1,831 and $19,858, respectively. All of our property, plant and equipment have been held as collateral to secure the 6% Notes (See Note 8 below).

4.	Advances from Customers

The balances of advances from customers as of March 31, 2011 and December 31, 2010 were $13,651 and $13,514, respectively, representing payments by customers prior to delivery of goods.

5.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of the Company’s bio-fertilizer facility in Shandong.As of March 31, 2011 and December 31, 2010, construction costs payable was $270,771 and $268,060, respectively.

6.	Related Party Transactions

Amounts due to related parties consisted of the following as of March 31, 2011 and December 31, 2010:

Item	Nature	Notes	Balances
			March 31, 2011	December 31, 2010
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$2,842,040	$2,710,605
Kangtai International Logistics (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(47,479)	(46,863)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	247,500	234,500
Subtotal			3,042,061	2,898,242

Kiwa-CAU R&D Center	Trade	(4)	465,194	422,788
Subtotal			465,194	422,788
Total			$3,507,255	$3,321,030

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2010, the remaining balance due Mr. Li was $2,710,605. During the three months ended March 31, 2011, Mr. Li advanced $136,250 to the Company and was repaid $4,815. As of March 31, 2011, the balance due Mr. Li was $2,842,040. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

Motor Vehicle Lease

In December 2004, the Company entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is RMB15,000 (approximately $2,288). The Company has extended this lease agreement with Mr. Li to the end of fiscal 2011.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes. (See Note 8 below).

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

(2) Kangtai

Kangtai, formerly named China Star Investment Management Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2010, the amount due fromKangtai was $46,863. The balance due from Kangtai on March 31, 2011 was $47,479.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2010, the amount due Ms. Wang was $234,500. During the three months ended March 31, 2011, Ms. Wang advanced $13,000 to the Company. As of March 31, 2011, the amount due Ms. Wang was $247,500. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agree to invest RMB 1 million (approximately $152,523) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2010, the amount due to Kiwa-CAU R&D Center was $422,788. During the three months ended March 31, 2011, the Company did not pay Kiwa-CAU R&D Center. As of March 31, 2011, the outstanding balance due Kiwa-CAU R&D Center was $465,194.

7.	Unsecured Loans Payable

The balance of unsecured loans payable was $1,754,012 and $1,736,452 as of March 31, 2011 and December 31, 2010, respectively. The difference of $17,560 was due to the different exchange rates prevailing at the two dates. Unsecured loans payable consisted of the following at March 31, 2011 and December 31, 2010:

Item	March 31, 2011	December 31, 2010
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,372,705	$1,358,962
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	381,307	377,490
Total	$1,754,012	$1,736,452

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

According to a project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of RMB480,000 ($73,211) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company is in negotiation with Zoucheng Municipal Government to renew the agreement. However, there is no assurance that the Company will successfully renew the agreement with Zoucheng Municipal Government. As of March 31, 2011, the Company had not renewed the agreement. In the future, the Company may consider moving the primary location of Kiwa Shandong’s operation to other locations in China. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of March 31, 2011, the Company invested approximately $1.91 million for the property, plant and equipment of the project.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

To enable reservation of a sufficient amount of authorized shares that may be issued pursuant to conversion of the 6% Notes and exercise of the Warrants, the Purchase Agreement required the Company to amend its Certificate of Incorporation to increase the number of authorized shares of common stock. At the annual meeting for 2006, which was held on September 12, 2006, a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock, from 100,000,000 shares to 200,000,000 shares was approved by the required vote of our stockholders. At the annual meeting held for 2008 on December 30, 2008 we further amended our Certificate of Incorporation by increasing the number of authorized shares of common stock from 200,000,000 to 400,000,000. At our annual meeting for 2009, which was held on December 28, 2009, the proposal of further amend the Certificate of Incorporation to increase the number of authorized shares from 400,000,000 to 800,000,000 was not approved by stockholders.At our annual meeting for 2010, which was held on December 15, 2010, the proposal of further amend the Certificate of Incorporation to increase the number of authorized shares from 400,000,000 to 800,000,000 was not approved by stockholders.

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants. Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of March 31, 2011 and December 31, 2010, the Company has accrued a penalty of $1,217,767 and $1,086,315 respectively, of which $131,452 and $117,583 was included in general and administrative expenses for the three months ended March 31, 2011 and 2010, respectively.

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

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which fell due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far. The outstanding principal balance on the 2% Notes was $112,917 as of March 31, 2011.

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

During the three months ended March 31, 2011, the Purchasers converted nil principal and nil interest into shares of common stock. As of March 31, 2011, the face amount of the 6% Notes outstanding was $1,518,171.

During three months ended March 31, 2011, interest of $56,152 and $2,930 was accrued on the 6% Notes and the 2% Notes, respectively. During the same period of 2010, interest of $56,152 and $557 was accrued on the 6% Notes and the 2% Notes, respectively.

Unpaid interest of $579,894 and $520,813 was included on the balance sheet as of March 31, 2011 and December 31, 2010, respectively.

On January 31, 2011, the 2% Notes were also due. The Company informed the Purchasers of its inability to repay the outstanding balance on the due date. Therefore, the 2% Notes are in default and the default interest rate of 15% per annum is being charged on the 2% Notes.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Equity-Based Transactions

As of March 31, 2011 and December 31, 2010, the Company had 400,000,000 shares of common stock outstanding, respectively. From January 1, 2011 to March 31, 2011, the Company has not engaged in equity-based transactions.

10.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at March 31, 2011 and the movements during the three months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2010	1,232,600	$0.175	$-	6
Exercised	-	-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at March 31, 2011	1,232,600	$0.175	$-	5.75
Exercisable at March 31, 2011	1,232,600	$0.175	$-	5.75

(1)	The market value of the Company’s common stock at December 31, 2010 was $0.004 per share. The outstanding options had no intrinsic value at December 31, 2010.

11.	Segment Reporting

The Company’s principal business is the development, manufacture and sale of bio-fertilizers.  The Company used to engage in the bio-enhanced feed business and chemical fertilizer trade business.  At the end of fiscal 2009, the Company classified its bio-enhanced feed business as a discontinued operation.  Management believes that the following table highlights relevant information considered by the Company’s chief decision makers for measuring business performances and financing needs and preparing the corporate budget and other items. As most of the Company’s customers are located in China, no geographical segment information is presented.

	Bio-fertilizer	Bio-enhanced Feed (Discontinued)	Corporate (1)	Total
Three Months Ended March 31, 2011
Net sales	$-	$-	$-	$-
Gross profit	-	-	-	-
Operating expenses	14,880	-	399,806	414,686
Operating loss	(14,880)	-	(399,806)	(414,686)
Interest expense	-	-	(61,953)	(61,953)
Net loss attributable to Kiwa stockholders	$(14,880)	$-	$(461,759)	$(476,639)

Total assets as of March 31, 2011	$1,473	$402	$106,845	$108,720

	Bio-fertilizer	Bio-enhanced Feed (Discontinued)	Corporate (1)	Total
Three Months Ended March 31, 2010
Net sales	$78,787	$-	$-	$78,787
Gross profit	31,635	-	-	31,635
Operating expenses	57,465	-	385,879	443,344
Operating loss	(25,830)	-	(385,879)	(411,709)
Interest expense	(8)	-	(59,816)	(59,824)
Net loss attributable to Kiwa stockholders	$(25,838)	$-	$(445,695)	$(471,533)

Total assets as of March 31, 2010	$216,461	$385	$197,354	$414,200

(1)                The Beijing Representative Office of Kiwa Shandong fulfills part of corporate managerial function. Most of its expenses relating to this function were categorized into the corporate segment.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

12.	Commitments and Contingencies

The Company has the following material contractual obligations:

(1)	Operating lease commitments

The Company leased an office in Beijing on July 15, 2007. The operating lease agreement will expire at January 14, 2012.  The monthly rental payment for the office is RMB 80,324 (approximately $12,251). Rent expense under the operating leases for the three months ended March 31, 2011 and 2010 was $41,987 and $57,449 respectively.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of March 31, 2011 are as follows:

Fiscal Year	Amount
Remainder of fiscal 2011	$110,259
2012	6,126
2013	-
2014	-
2015	-
Thereafter	-
Total	$116,385

(2)	Technology acquisition

On May 8, 2006 the Company entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co. Ltd. (“JKB”).  Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to the Company. Pursuant to the agreement the Company will pay JKB a transfer fee of RMB10 million (approximately $1.53million), of which RMB6 million is to be paid in cash and RMB4 million is to be paid in stock.  The cash portion is to be paid in installments, the first installment RMB3 million was set for May 23, 2006 initially, of which RMB1 million has been paid and both parties have agreed to extend the remaining RMB2 million to the date when the application for new veterinary drug certificate is accepted. Three other installments of RMB1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu.  The agreement will become effective when the first installment has been fully paid.

As of March 31, 2011, the Company had paid one-third of the first installment, or RMB1,000,000 (or $150,996) to JKB. Since the Company did not make full payment for the first installment, the deposit paid had been charged to expenses in 2009.

The Company is still pursuing to acquire AF-01 technology and develop veterinary drug products based on this technology. There have been no changes to the terms of the Technology Transfer Agreement.

(3)	Operation of Kiwa-CAUR&DCenter

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $152,523) each year to fund research at the R&D Center. The term of this Agreement is ten years starting from July 1, 2006.Qi Wang, one of our directors commencing in July 2007 has acted as Director of Kiwa-CAU R&D Center since July 2006.

(4)	Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of March 31, 2011, the Company had invested approximately $1.91 million for the project.

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

(6)	Convertible notes liquidated damages

On June 3, 2009, the Company has received Notice of Default from four of 6% Notes purchasers for reason of the Company’s failure to timely file registration or effect registration. However, the Company believes that such Notes Purchasers’ claim is not valid and has not made any provision for liquidated damages in this regard.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

13.	Discontinued Operation

In accordance with the provisions of ASC topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the disposal of the Company’s bio-enhanced feed business segment is presented as assets and liabilities of a discontinued operation.

The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$402	$398
Total assets	$402	$398

Liabilities
Due to related parties-trade	$33,357	$33,023
Salary payable	76,533	75,767
Total liabilities	$109,890	$108,790

The Company's operation of bio-enhanced teed business had no sales and expense transactions since the quarter ended March 31, 2010.

14.	Income Tax

No provision for taxes is made as the Company and its subsidiaries do not have any taxable income in the U.S., the British Virgin Islands or the PRC.

The Company had deferred tax assets as follows:

	March 31,	December 31,
	2011	2010

Net operating losses carried forward	$5,457,004	5,327,606
Less: Valuation allowance	(5,457,004)	(5,327,606)

Net deferred tax assets	$ −	$ −

The net operating losses carried forward were approximately $18,318,946 and $ 17,884,509 at March 31, 2011 and December 31, 2010, which will expire in years through 2025.  Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.  As of March 31, 2011 and December 31, 2010, the Company did not have any other significant temporary differences and carry forwards that may result in deferred tax assets or liabilities.

15. Major Customers and Suppliers

Bio-fertilizer Products

As of March 31, 2011, we had no customers. We had a total of 10 customers as of March 31, 2010, of which our largest customer accounted for 89.2% of our net sales for the three months ended March 31, 2010.

During first quarter of 2011, we had no suppliers. Comparably, our top two suppliers accounted for 83.5% and 16.5% of our net purchases during the three months ended March 31, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2011 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established two subsidiaries in China: (1) Kiwa Shandong in 2002, a wholly-owned subsidiary, engaging in the bio-fertilizer business, and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006, engaging in the bio-enhanced feed business, of which we hold 80% equity.At the end of 2009, Kiwa Tianjin could no longer use its assets including machinery and inventory in the normal course of operations. The Company has classified the bio-enhanced feed business as discontinued operations.

We generated nil and $78,787 in revenue in the three months ended March 31, 2011 and 2010, respectively.We incurred a net loss of $476,639 and $471,533 for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the Company had cash of $13,618. Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the three months ended March 31, 2011, related parties advanced $149,250 in total to the Company, which was partly offset by repayment to related party of $4,815. These funds are insufficient to execute our business plan as currently contemplated.  Management is currently looking for alternative sources of capital to fund our operations.

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

As of March 31, 2011, we had an accumulated deficit of $19,147,352, of which $476,639 was incurred during the three months ended March 31, 2011. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of March 31, 2011, our current liabilities were $9,263,428, which exceeded current assets by $9,179,055, representing a current ratio of 0.01 and a quick ratio 0.001; comparably, on December 31, 2010, our current liabilities exceeded current assets by $8,662,240, resulting in a current ratio of 0.01 and a quick ratio of 0.004.The 6% Notes became due on June 29, 2009.The 2% Notes became due on January 31, 2011. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest eight years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern.Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

Trends and Uncertainties in Regulation and Government Policy in China

Foreign Investment Policy Change in China

On March 16, 2007, China’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which took effective on January 1, 2008. The new income tax law sets a unified income tax rate for domestic and foreign companies at 25% and abolishes the favorable policy for foreign invested enterprises. As a result subsidiaries established in China in the future will not enjoy the original favorable policy unless they are certified as qualified high and new technology enterprises.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets. As of March 31, 2011, the net value of property and equipment was $24,347, which represented approximately 22.4% of our total assets.

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

Based on our analysis, no further impairment on long-lived assets was charged during the three months ended March 31, 2011.

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

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic 740, “Income Tax”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

Major Customers and Suppliers

Bio-fertilizer Products

As of March 31, 2011, we had no customers. We had a total of 10 customers as of March 31, 2010, of which our largest customer accounted for 89.2%of our net sales for the three months ended March 31, 2010.

During first quarter of 2011, we had no suppliers. Comparably, our top two suppliers accounted for 83.5% and 16.5% of our net purchases during the three months ended March 31, 2010.

Results of Operations

Results of Operations for Three Months Ended March 31, 2011

Net Sales

Net sales were nil and $78,787 for the three months ended March 31, 2011 and 2010, respectively.The Company did not generate any sales revenue during the first quarter of 2011 mainly due to severe market conditions.

Cost of Sales

During the three months ended March 31, 2010, cost of sales was $47,152. Cost of sales were nil during the comparable period of 2011. The decrease of cost of sales was mainly due to decrease of net sales.

Gross Profit

Gross profit for the three months ended March 31, 2010 was $31,635. In comparison, gross profit for the same period in 2011 was nil.The gross profit margin for our bio-fertilizer business was 40.2% during the first quarter of 2010.

Consulting and Professional Fees

Consulting and professional fees were $36,824 and $40,762 for the three months ended March 31, 2011 and 2010, respectively, representing $3,938 or 9.7% decrease.

Officers’ Compensation

Officers’ compensation for the three months ended March 31, 2011 and 2010 was $35,369 and $38,254, respectively, representing a $2,885 or 7.5% decrease.

General and Administration

General and administration expenses for three months ended March 31, 2011 and 2010 were $302,686 and $296,106, respectively, representing a $6,580 or 2.2% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.  The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $131,452 for three months ended March 31, 2011, increased by $13,869 compared to $117,583 of the same period of 2010.

Selling Expenses

Selling expenses for the three months ended March 31, 2010 were $2,142. In comparison, the Company incurred no selling expenses during the first quarter of 2011.

Research and Development

Research and development expense for the three months ended March 31, 2011 reflected a slight decrease of $8,246 or 17.84% from $46,222 in the same period of 2010 to $37,976.

Depreciation and Amortization

Depreciation and amortization, excluding depreciation charged to cost of production and deprecation of research equipment, decreased $18,027 or 90.8% to $1,831 for the three months ended March 31, 2011, as compared to $19,858 for the same period of 2010. The decrease was a result of more fully depreciated and impaired property and machinery items brought forward from 2010.

Interest Expenses

Net interest expense was $61,953 in the three months ended March 31, 2011 and $59,824 in the same period of 2010, representing a $2,129 or 3.6% increase. The increase in interest expenses was due to increased rate of interest on the 2% Notes from 2% per annum to 15% per annum when it became due on January 31, 2011.

Net Loss Attributable to Kiwa Stockholders

During the three months ended March 31, 2011, net loss attributable to Kiwa stockholders was $476,639, representing an increase of $5,106 or 1.1%, comparing with $471,533 for the same period of 2010. This increase resulted from the following factors: (1) decrease in gross profit of $31,635; (2) decrease in operating expenses of $28,658 or 6.5%; (3) increase in interest expenses of $2,129 or 3.6%.

Comprehensive Loss

Comprehensive loss increased by $62,364 or 13.2% to $535,950 for the three months ended March 31, 2011, as compared to $473,586 for the comparable period of 2010. This increase resulted from an increase in translation adjustments of $57,258 in addition to the reasons stated above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the three months ended March 31, 2011, related parties advanced $149,250 in total to the Company, which was partially offset by repayment to related parties of $4,815. As of March 31, 2011, our current liabilities exceeded current assets by $9,179,055, reflecting a current ratio of 0.01:1 and a quick ratio of 0.001:1. Comparably, as of December 31, 2010, our current liabilities exceeded current assets by $8,662,240, denoting a current ratio of 0.01:1 and quick ratio of 0.004:1.

As of March 31, 2011 and December 31, 2010, we had cash of $13,618 and $32,816, respectively. Changes in cash balances are outlined as follows:

During the three months ended March 31, 2011, our operations utilized cash of $154,565 as compared with $311,401 in the same period of 2010. Cash was mainly used for working capital for our bio-fertilizer and public company operation.

During the three months ended March 31, 2011 and 2010, we invested nil and $30,443 for investing activities.

During the first quarter of 2011, our financing activities incurred net cash inflow of $144,435, consisting of $149,250 advances or loans from related parties, which was offset by the repayments to related parties of $4,815. During the three months ended March 31, 2010, we generated $361,305 from financing activities, consisting of loans from related parties of $362,882, which was offset by repayment of $456 to related parties and long-term borrowings of $1,121.

Currently, we have insufficient cash resources to accomplish our objectives and also do not anticipate generating sufficient positive operating cash inflow in the rest of 2011 to fund our planned operations. We are actively looking for new sources of capital. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Commitments and Contingencies

See Note 12 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of March 31, 2011, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of March 31, 2011. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2011.

The specific material weakness identified by the Company’s management as of March 31, 2011 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●
We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2011. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

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

Despite the material weaknesses and deficiencies reported above, the Company’s management believes that its condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition, or future results.During the three months ended March 31, 2011, there have been  no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum. The maturity date for the 2% Notes was January 31, 2011.

The Company has informed the Purchasers of its inability to repay the outstanding balance on the due date. Therefore, the 2% Notes are in default.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23, 2004	3.1
3.2	Bylaws, effective as of July 22, 2004.	Form 8-K Filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of September 27, 2006.	Form 10-QSB filed on November 15, 2006	3.3
10.1	Advance Agreement by and between Wei Li and the Company dated January 10, 2008	Form 8-K filed on January 11, 2008	10.01
10.2	Stock Purchase Agreement between Kiwa Bio-Tech Products Group Corporation and Yuxin Zhou dated February 19, 2008	Form 8-K filed on February 22, 2008	10.01
10.3	Consulting Agreement between the Company and Robert Schechter dated January 10, 2008	Form 10-Q filed on August 11, 2008	10.1
10.4	Contract for Joint Venture between the Company and Hebei Huaxing Pharmaceuticals Co., Ltd. dated May 22, 2008	Form 8-K filed on May 27, 2008	10.1
10.5	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and AJW Offshore Ltd., AJW Qualified Partners LLC, AJW Partners LLC, and New Millennium Capital Partners II LLC	Form 10-Q filed on November 12, 2008	10.3
10.6	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and FirsTrust Group, Inc. dated October 7, 2008	Form 10-Q filed on November 12, 2008	10.4
10.7	2004 Stock Incentive Plan, amended in 2006	Form Pre 14A filed on July 28, 2006	Appendix A
10.8	Employment Agreement dated July 31, 2006, between the Company and Lianjun Luo	Form 8-K filed on August 7, 2006	10.02
10.9	Employment Agreement dated February 2, 2009 by and between the Company and Wei Li.	Form 8-K filed on February 2, 2009	10.1
10.10	Employment Agreement dated February 18, 2009 by and between the Company and Steven Ning Ma.	Form 8-K filed on February 19, 2009	10.1
10.11	Letter from Mao & Company, CPAs, Inc. dated June 7, 2009 to the Securities and Exchange Commission	Form 8-K filed on June 8, 2009	16.1
14	Code of Ethics	Form 10-K filed on May 18, 2009	14.1
21	List of Subsidiaries	Form 10-K filed on March 29, 2010	21
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
32.1	Certificationof Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certificationof Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li	May 16, 2011 Chief Executive Officer and Chairman of the Board ofDirectors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	May 16, 2011 Chief Financial Officer
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)