Form 10-Q
period 2011-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2011-08-10
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10-Q
☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 10, 2011
Common Stock, $0.001 par value per share	400,000,000 shares

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,024	$32,816
Deposits and other receivables	26,410	72,808
Current assets of discontinued operation	407	398
Total current assets	44,841	106,022
Property, plant and equipment - net	22,850	25,922
Total assets	$67,691	$131,944
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$336,705	$319,299
Advances from customers	13,830	13,514
Construction costs payable	274,319	268,060
Due to related parties - trade	463,564	422,788
Due to related parties - non-trade	3,326,485	2,898,242
Convertible notes payable	1,631,088	1,631,088
Salary payable	813,799	707,712
Taxes payable	206,786	166,255
Penalty payable	1,352,866	1,086,315
Interest payable	640,892	520,813
Other payable	564,932	625,386
Current liabilities of discontinued operation	111,330	108,790
Total current liabilities	9,736,596	8,768,262
Long-term liabilities
Unsecured loans payable	1,776,995	1,736,452
Total long-term liabilities	1,776,995	1,736,452
Total liabilities	11,513,591	10,504,714

Stockholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at June 30, 2011 and December 31, 2010	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(19,600,657)	(18,670,713)
Accumulated other comprehensive deficiency	(338,580)	(195,394)
Total Kiwa stockholders’ deficiency	(11,445,900)	(10,372,770)
Total liabilities and stockholders' deficiency	$67,691	$131,944

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$-	$4,101	$-	$82,888
Cost of sales	-	3,067	-	50,219
Gross profit	-	1,034	-	32,669

Operating expenses
General and administrative	334,701	359,603	711,481	754,583
Selling expenses	-	931	-	3,073
Research and development	40,317	45,225	78,284	91,447
Total operating expenses	375,018	405,759	789,765	849,103
Operating loss	(375,018)	(404,725)	(789,765)	(816,434)

Interest expense	(78,226)	(60,489)	(140,179)	(120,313)
Other income	-	4,397	-	4,397
Net loss before income tax	(453,244)	(460,817)	(929,944)	(932,350)
Income tax	-	-	-	-
Net loss	(453,244)	(460,817)	(929,944)	(932,350)

Other comprehensive loss
Translation adjustment	(83,936)	26,717	(143,186)	(27,765)
Total comprehensive loss	$(537,180)	$(434,100)	$(1,073,130)	$(960,115)

Net loss per common share - basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.002)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(929,944)	$(932,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,640	22,539
Provision for doubtful debt and inventory impairment	-	2,442
Provision for penalty payable	266,551	238,594
Interest payable on convertible notes	120,079	115,307
Changes in operating assets and liabilities:
Inventories	-	(40,042)
Prepaid expenses	-	(2,832)
Other current assets	46,398	(8,550)
Accounts payable	17,406	30,857
Salary payable	106,087	102,040
Taxes payable	40,531	37,698
Due to related parties-trade	40,776	(14,652)
Other payable	(60,454)	(128,973)
Net cash used in operating activities	(348,930)	(577,922)

Cash flows from investing activities:
Purchase of property and equipment	-	(30,451)
Net cash used in investing activities	-	(30,451)

Cash flows from financing activities:
Proceeds from related parties	1,085,069	886,322
Repayment to related parties	(656,826)	(217,579)
Repayment of long-term borrowings	-	(2,270)
Net cash provided by financing activities	428,243	666,473
Effect of exchange rate change	(94,105)	(26,409)

Cash and cash equivalents:
Net (decrease)/increase	(14,792)	31,691
Balance at beginning of period	32,816	28,765
Balance at end of period	$18,024	$60,456

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$536
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

Business -The Company’s business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China. The Company has acquired technologies to produce and market bio-fertilizer and bio-enhanced feed products, and has also been developing a veterinary drug based on AF-01 anti-viral aerosol technology.

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

As of June 30, 2011, the Company had cash of $18,024, current ratio of 0.005 and quick ratio of 0.002. The Company had an accumulated deficit of $19,600,657, and incurred net losses of $929,944 during the six months ended June 30, 2011. This trend is expected to continue. These factors create substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of preparation - These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year or any other period. The (a) condensed consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2010.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Impairment of Long-Lived Assets - Our long-lived assets consist of property, equipment and intangible assets. We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. Based on our analysis, no impairment on long-lived assets was charged during the six months ended June 30, 2011.

Fair Value Measurements - ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010.

Revenue Recognition - We recognize revenue for our products in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title No other significant obligations of the Company exist and collectability is reasonably assured.

Income Taxes - The Company accounts for income taxes under the provisions of FASB ASC Topic 740, “Income Tax,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable).  These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive.  Accordingly, basic and diluted loss per common share is the same for all periods presented. As of June 30, 2011, potentially dilutive securities aggregated 1,225,858,678 shares of common stock.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Property, Plant and Equipment

The following table presents the property, plant and equipment as of June 30, 2011 and December 31, 2010.

Property, Plant and Equipment	June 30, 2011	December 31, 2010
Building	$1,311,636	$1,281,711
Machinery and equipment	596,923	583,304
Automobiles	85,957	83,994
Office equipment	105,071	102,670
Computer software	22,353	21,842
Property, plant and equipment - total	$2,121,940	$2,073,521
Less: accumulated depreciation	(744,417)	(723,836)
Less: impairment on long-lived assets	(1,354,673)	(1,323,763)
Property, plant and equipment - net	$22,850	$25,922

The building is on a piece of land the use right of which was granted to Kiwa Shandong by local government free for 10 years from May 26, 2002. Then for another 20 years on a fee calculated according to Kiwa Shandong’s net profit. Since Kiwa Shandong did not generate any net profit, no fee is payable. The Company is in negotiation with Zoucheng Municipal Government to renew the agreement. However, there is no assurance that the Company will successfully renew the agreement with Zoucheng Municipal Government. In the future, the Company may consider moving the primary location of Kiwa Shandong’s operation to other locations in China.

No impairment on long-lived assets was charged to expense during six months ended June 30, 2011 and 2010, respectively.

Depreciation expenses for the six months ended June 30, 2011 and 2010 were $3,640 and $22,539, respectively. All of our property, plant and equipment have been held as collateral to secure the 6% Notes (See Note 6 below).

4.	Related Party Transactions

Amounts due to related parties consisted of the following as of June 30, 2011 and December 31, 2010:

Item	Nature	Notes	Balances
			June 30, 2011	December 31, 2010
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$3,097,271	$2,710,605
Kangtai International Logistics (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(48,286)	(46,863)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	277,500	234,500
Subtotal			3,326,485	2,898,242

Kiwa-CAU R&D Center	Trade	(4)	463,564	422,788
Subtotal			463,564	422,788
Total			$3,790,049	$3,321,030
(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2010, the remaining balance due Mr. Li was $2,710,605. Pursuant to a letter of commitment dated December 31, 2010, during the six months ended June 30, 2011, Mr. Li advanced $1,042,069 to the Company and was repaid $655,403. As of June 30, 2011, the balance due Mr. Li was $3,097,271. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Motor Vehicle Lease

In December 2004, the Company entered into an agreement with Mr. Li, pursuant to which Mr. Li leases to the Company a motor vehicle. The monthly rental payment is RMB15,000 (approximately $2,293). The Company and Mr. Li have agreed to terminate this contract at the end of June 2011.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes. (See Note 6 below).

(2) Kangtai

Kangtai, formerly named China Star Investment Management Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2010, the amount due from Kangtai was $46,863. The balance due from Kangtai on June 30, 2011 was $48,286.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2010, the amount due Ms. Wang was $234,500. Pursuant to a letter of commitment dated December 31, 2010, during the six months ended June 30, 2011, Ms. Wang advanced $43,000 to the Company. As of June 30, 2011, the amount due Ms. Wang was $277,500. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agreed to invest RMB 1 million (approximately $154,521) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2010, the amount due to Kiwa-CAU R&D Center was $422,788. During the six months ended June 30, 2011, the Company paid RMB300,000 (approximately $46,356) to Kiwa-CAU R&D Center. As of June 30, 2011, the outstanding balance due Kiwa-CAU R&D Center was $463,564.

5.	Unsecured Loans Payable

Unsecured loans payable consisted of the following at June 30, 2011 and December 31, 2010:

Item	June 30, 2011	December 31, 2010

Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,390,692	$1,358,962

Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	386,303	377,490

Total	$1,776,995	$1,736,452

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

According to a project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of RMB480,000 ($74,170) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company is in negotiation with Zoucheng Municipal Government to renew the agreement. However, there is no assurance that the Company will successfully renew the agreement with Zoucheng Municipal Government. As of June 30, 2011, the Company had not renewed the agreement. In the future, the Company may consider moving the primary location of Kiwa Shandong’s operation to other locations in China. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of June 30, 2010, the Company invested approximately $1.91 million for the property, plant and equipment of the project.

6.	Convertible Notes Payable

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants. Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of June 30, 2011 and December 31, 2010, the Company has accrued a penalty of $1,352,866 and $1,086,315 respectively, of which $266,551 and $238,594 was included in general and administrative expenses for the six months ended June 30, 2011 and 2010, respectively.

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

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which fell due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far. The outstanding principal balance on the 2% Notes was $112,917 as of June 30, 2011.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On October 27, 2008, the Company had informed the Purchasers that the Company would not be able to redeem the 6% Notes and the 2% Notes due to failure to close an anticipated new financing. Therefore, the amendment to the 6% Notes and the 2% Notes took effect and the Purchasers resumed conversion.

On June 3, 2009, the Company received a Notice of Default from four note holders for failure to timely file a registration statement or effect registration. However, the Company believes that such claim is invalid and has not made any provision for liquidated damages in this regard.

On June 29, 2009, the 6% Notes were due. The Company informed the Purchasers of its inability to repay the outstanding balance on the due date. Therefore, the 6% Notes are in default and the default interest rate of 15% per annum is being charged on the 6% Notes.

During the six months ended June 30, 2011, the Purchasers converted nil principal and nil interest into shares of common stock. As of June 30, 2011, the face amount of the 6% Notes outstanding was $1,518,171.

During six months ended June 30, 2011, interest of $112,927 and $7,152 was accrued on the 6% Notes and the 2% Notes, respectively. During the same period of 2010, interest of $112,927 and $1,120 was accrued on the 6% Notes and the 2% Notes, respectively.

Unpaid interest of $640,892 and $520,813 was included on the balance sheet as of June 30, 2011 and December 31, 2010, respectively.

On January 31, 2011, the 2% Notes were also due. The Company informed the Purchasers of its inability to repay the outstanding balance on the due date. Therefore, the 2% Notes are in default and the default interest rate of 15% per annum is being charged on the 2% Notes.

7.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

The Company leased an office in Beijing on July 15, 2007. The operating lease agreement will expire at January 14, 2012. The monthly rental payment for the office is RMB 80,324 (approximately $12,251). Rent expense under the operating leases for the six months ended June, 2011 and 2010 was $102,247 and $100,431 respectively. In June 2011, the lease agreement was terminated. Kangtai will lease the same office since June 30, 2011.

On June 30, 2011, the Company entered into an agreement with Kangtai, pursuant to which the Company and Kangtai will share the offices and rental. The Company will pay rental of $1,000 per month. This agreement will expire on June 30, 2012.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of June 30, 2011 are as follows:

Fiscal Year	Amount
Remainder of fiscal 2011	$6,000
2012	6,000

Total	$12,000

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Technology acquisition

On May 8, 2006 the Company entered into a Technology Transfer Agreement with Jinan Kelongboao Bio-Tech Co. Ltd. (“JKB”). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to the Company. Pursuant to the agreement the Company will pay JKB a transfer fee of RMB10 million (approximately $1.55 million), of which RMB6 million is to be paid in cash and RMB4 million is to be paid in stock.  The cash portion is to be paid in installments, the first installment RMB3 million was set for May 23, 2006 initially, of which RMB1 million has been paid and both parties have agreed to extend the remaining RMB2 million to the date when the application for new veterinary drug certificate is accepted. Three other installments of RMB1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu.  The agreement will become effective when the first installment has been fully paid.

As of June 30, 2011, the Company had paid one-third of the first installment, or RMB1,000,000 (or $154,521) to JKB.  Since the Company did not make full payment for the first installment, the deposit paid had been charged to expenses in 2009.

The Company is still pursuing to acquire AF-01 technology and develop veterinary drug products based on this technology. There have been no changes to the terms of the Technology Transfer Agreement.

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $154,521) each year to fund research at the R&D Center. The term of this Agreement is ten years starting from July 1, 2006.Qi Wang, one of our directors commencing in July 2007 has acted as Director of Kiwa-CAU R&D Center since July 2006.

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of June 30, 2011, the Company had invested approximately $1.91 million for the project.

PRC employee costs

According to the prevailing laws and regulations of the PRC, the Company’s subsidiaries in the PRC are required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, they do not need to provide all employees with such social insurance, and have not paid the social insurance for all employees.

In the event that any current or former employee files a complaint with the PRC government, the Company's subsidiaries may be subject to making up the social insurance as well as administrative fines. As the Company believes that these fines would not be material, no provision has been made in this regard.

Convertible notes liquidated damages

On June 3, 2009, the Company received Notice of Default from four Convertible Note purchasers (See Note 6), the Company believes that such Notes Purchasers’ claim is not valid and has not made any provision for liquidated damages in this regard.

8.	Discontinued Operation

In accordance with the provisions of ASC topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the disposal of the Company’s bio-enhanced feed business segment is presented as assets and liabilities of a discontinued operation.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$407	$398
Total assets	$407	$398

Liabilities
Due to related parties-trade	$33,794	$33,023
Salary payable	77,536	75,767
Total liabilities	$111,330	$108,790

The Company’s operations of bio-enhanced feed business had no sales and expense transactions since the quarter ended June 30, 2010.

9.	Income Tax

No provision for taxes is made as the Company and its subsidiaries do not have any taxable income in the U.S., the British Virgin Islands or the PRC.

The Company had deferred tax assets as follows:

	June 30,	December 31
	2011	2010

Net operating losses carried forward	$5,474,342	5,327,606
Less: Valuation allowance	(5,474,342)	(5,327,606)

Net deferred tax assets	$ −	$ −

The net operating losses carried forward were approximately $18.5 million and $ 17.9 million at June 30, 2011 and December 31, 2010, which will expire in years through 2025. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate. As of June 30, 2011 and December 31, 2010, the Company did not have any other significant temporary differences and carryforwards that may result in deferred tax assets or liabilities.

10.	Subsequent Event

The Company has evaluated subsequent events through the date of these financial statements and determined that there were no subsequent events to disclose in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended June 30, 2011 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2011 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview

We have established two subsidiaries in China: (1) Kiwa Shandong in 2002, a wholly-owned subsidiary, engaging in the bio-fertilizer business, and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006, engaging in the bio-enhanced feed business, of which we hold 80% equity. At the end of 2009, Kiwa Tianjin could no longer use its assets including machinery and inventory in the normal course of operations. As a result, the Company has classified the bio-enhanced feed business as discontinued operations.

We generated nil and $82,888 in revenue in the six months ended June 30, 2011 and 2010, respectively. We incurred a net loss of $929,944 and $932,350 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, the Company had cash of $18,024. Due to our lack of revenues from sales and continuing losses, we have relied on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the six months ended June 30, 2011, related parties advanced $1,085,069 in total to the Company, which was partly offset by repayment to a related party of $656,826. These funds are insufficient to execute our business plan as currently contemplated.  Management is currently looking for alternative sources of capital to fund our operations.

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

As of June 30, 2011, we had an accumulated deficit of $19,600,657, of which $929,944 was incurred during the six months ended June 30, 2011. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of June 30, 2011, our current liabilities were $9,736,596, which exceeded current assets by $9,691,755 representing a current ratio of 0.005 and a quick ratio 0.002; comparably, on December 31, 2010, our current liabilities exceeded current assets by $8,662,240, resulting in a current ratio of 0.01 and a quick ratio of 0.004. The 6% Notes became due on June 29, 2009. The 2% Notes became due on January 31, 2011. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets. As of June 30, 2011, the net value of property and equipment was $22,850, which represented approximately 20.6% of our total assets.

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

Based on our analysis, no further impairment on long-lived assets was charged during the six months ended June 30, 2011.

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

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic 740, “Income Tax,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

Major Customers and Suppliers

Bio-fertilizer Products

As of June 30, 2011, we had no customers. We had a total of 12 customers as of June 30, 2010, of which our largest customer accounted for 40.4% of our net sales for the three months ended June 30, 2010.

During first two quarters of 2011, we had no suppliers. Comparably, our top two suppliers accounted for 83.5% and 16.5% of our net purchases during the six months ended June 30, 2010.

Results of Operations

Results of Operations for Three Months Ended June 30, 2011 as Compared to Three Months Ended June 30, 2010

Net Sales

Net sales were nil and $4,101 for the three months ended June 30, 2011 and 2010, respectively. The Company did not generate any sales revenue during the second quarter of 2011 mainly due to severe market conditions.

Cost of Sales

During the three months ended June 30, 2010, cost of sales was $3,067. Cost of sales were nil during the comparable period of 2011. The decrease of cost of sales was mainly due to decrease of net sales.

Gross Profit

Gross profit for the three months ended June 30, 2010 was $1,034. In comparison, gross profit for the same period in 2011 was nil. The gross profit margin for our bio-fertilizer business was 25.2% during the second quarter of 2010.

General and Administrative

General and administrative expenses for the three months ended June 30, 2011 and 2010 were $334,701 and $359,603, respectively, representing a $24,902 or 6.92% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense, and insurance costs. Penalties on outstanding convertible notes, which is calculated monthly at 2% of the outstanding amounts of convertible notes, and unpaid interest on the notes, was $135,099 for the three months ended June 30, 2011, and $121,011 for the same period of 2010.

Selling Expenses

Selling expenses for the three months ended June 30, 2010 were $931. In comparison, the Company incurred no selling expenses during the first two quarters of 2011.

Research and Development

Research and development expense for the three months ended June 30, 2011 reflected a slight decrease of $4,908 or 10.85% from $45,225 in the same period of 2010 to $40,317.

Interest Expenses

Net interest expense was $78,226 in the three months ended June 30, 2011 and $60,489 in the same period of 2010, representing a $17,737 or 29.3% increase. The increase in interest expenses was due to (1) increased rate of interest on the 2% Notes from 2% per annum to 15% per annum when it became due on January 31, 2011 and (2) increased amount of interest on credit cards and bank charges.

Net Loss

During the three months ended June 30, 2011, net loss was $453,244, representing a decrease of $7,573 or 1.64%, comparing with $460,817 for the same period of 2010. This increase resulted from the following factors: (1) decrease in gross profit of $1,034; (2) decrease in operating expenses of $30,741 or 7.6%; (3) increase in interest expenses of $17,737 or 29.3%.

Comprehensive Loss

Comprehensive loss increased by $103,080 or 23.8% to $537,180 for the three months ended June 30, 2011, as compared to $434,100 for the comparable period of 2010. This increase resulted from an increase of loss in translation adjustments of $110,653 in addition to reasons stated above.

Results of Operations for Six Months Ended June 30, 2011 as Compared to Six Months Ended June 30, 2010

Net Sales

Net sales were nil and $82,888 for the six months ended June 30, 2011 and 2010, respectively. The Company did not generate any sales revenue during the first two quarters of 2011 mainly due to severe market conditions.

Cost of Sales

During the six months ended June 30, 2010, cost of sales was $50,219. Cost of sales were nil during the comparable period of 2011. The decrease of cost of sales was mainly due to decrease of net sales.

Gross Profit

Gross profit for the six months ended June 30, 2010 was $32,669. In comparison, gross profit for the same period in 2011 was nil. The gross profit margin for our bio-fertilizer business was 39.4% during the first two quarters of 2010.

General and Administrative

General and administrative expenses for the six months ended June 30, 2011 and 2010 were $711,481 and $754,583, respectively, representing a $43,102 or 5.7% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $266,551 for six months ended June 30, 2011 compared to $238,594 of the same period of 2010.

Selling Expenses

Selling expenses for the six months ended June 30, 2010 were $3,073. In comparison, the Company incurred no selling expenses during the first two quarters of 2011.

Research and Development

Research and development expense for the six months ended June 30, 2011 reflected a slight decrease of $13,163 or 14.39% from $91,447 in the same period of 2010 to $78,284.

Interest Expenses

Net interest expense was $140,179 in the six months ended June 30, 2011 and $120,313 in the same period of 2010, representing a $19,866 or 16.5% increase. The increase in interest expenses was due to (1) increased rate of interest on the 2% Notes from 2% per annum to 15% per annum when it became due on January 31, 2011 and (2) increased amount of interest on credit cards and bank charges.

Net Loss

During the six months ended June 30, 2011, net loss was $929,944, representing a decrease of $2,406 or 0.3%, comparing with $932,350 for the same period of 2010. This decrease resulted from the following factors: (1) decrease in gross profit of $32,669; (2) decrease in operating expenses of $59,338 or 7.0%; (3) increase in interest expenses of $19,866 or 16.5%.

Comprehensive Loss

Comprehensive loss increased by $113,015 or 11.8% to $1,073,130 for the six months ended June 30, 2011, as compared to $960,115 for the comparable period of 2010. This increase resulted from an increase of loss in translation adjustments of $115,421 in addition to reasons stated above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the six months ended June 30, 2011, related parties advanced $1,085,069 in total to the Company, which was partially offset by repayment to related parties of $656,826. As of June 30, 2011, our current liabilities exceeded current assets by $9,691,755, reflecting a current ratio of 0.005:1 and a quick ratio of 0.002:1.  Comparably, as of December 31, 2010, our current liabilities exceeded current assets by $8,662,240, denoting a current ratio of 0.01:1 and quick ratio of 0.004:1.

As of June 30, 2011 and December 31, 2010, we had cash of $18,024 and $32,816, respectively. Changes in cash balances are outlined as follows:

During the six months ended June 30, 2011, our operations utilized cash of $348,930 as compared with $577,922 in the same period of 2010. Cash was mainly used for working capital for our bio-fertilizer and costs associated with being a public company.

During the six months ended June 30, 2011 and 2010, we invested nil and $30,451 for investing activities.

During the first two quarters of 2011, our financing activities incurred net cash inflow of $428,243, consisting of $1,085,069 advances or loans from related parties, which was offset by the repayments to related parties of $656,826. During the six months ended June 30, 2010, we generated $666,473 from financing activities, consisting of loans from related parties of $886,322, which was offset by repayment of $217,579 to related parties and long-term borrowings of $2,270.

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

Commitments and Contingencies

See Note 7 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of June 30, 2011, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of June 30, 2011. Based on such evaluation, management identified deficiencies that were determined to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2011.

The specific material weaknesses identified by the Company’s management as of June 30, 2011 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●
We are committed to establishing the disclosure controls and procedures but due to limited resources, we were not able to hire sufficient internal audit resources. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a smaller reporting company, we are not required to provide this information.

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

The Company has informed the Purchasers of its inability to repay the outstanding balance on the due date. Therefore, the 2% Notes are in default.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

10.1	Letter of commitment by Wei Li	Filed herewith.

10.2	Letter of commitment by Yvonne Wang	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.

32.1	Certificationof Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Certificationof Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li	August 10, 2011	Chief Executive Officer and Chairman of the Board of Directors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	August 10, 2011	Chief Financial Officer
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)