Form 10-Q
period 2011-09-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2011-11-08
CIK 1159275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2011
Common Stock, $0.001 par value per share	400,000,000 shares

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,185	$32,816
Deposits and other receivables	25,878	72,808
Current assets of discontinued operation	415	398
Total current assets	30,478	106,022
Property, plant and equipment - net	22,088	25,922
Total assets	$52,566	$131,944
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$342,893	$319,299
Advances from customers	14,084	13,514
Construction costs payable	279,356	268,060
Due to related parties - trade	511,416	422,788
Due to related parties - non-trade	3,407,673	2,898,242
Convertible notes payable	1,631,088	1,631,088
Salary payable	862,245	707,712
Taxes payable	225,999	166,255
Penalty payable	1,491,665	1,086,315
Interest payable	702,560	520,813
Other payable	574,622	625,386
Current liabilities of discontinued operation	113,374	108,790
Total current liabilities	10,156,975	8,768,262
Long-term liabilities
Unsecured loans payable	1,809,627	1,736,452
Total long-term liabilities	1,809,627	1,736,452
Total liabilities	11,966,602	10,504,714

Stockholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at September 30, 2011 and December 31, 2010	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(19,950,176)	(18,670,713)
Accumulated other comprehensive deficiency	(457,197)	(195,394)
Total stockholders’ deficiency	(11,914,036)	(10,372,770)
Total liabilities and stockholders' deficiency	$52,566	$131,944

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$-	$5,168	$-	$88,056
Cost of sales	-	4,499	-	54,719
Gross profit	-	669	-	33,337

Operating expenses
General and administrative	245,735	386,983	957,216	1,141,565
Selling expenses	-	553	-	3,626
Research and development	39,697	45,969	117,981	137,416
Loss from impairment of long-lived assets	-	219,118	-	219,118
Total operating expenses	285,432	652,623	1,075,197	1,501,725
Operating loss	(285,432)	(651,954)	(1,075,197)	(1,468,388)

Interest expense	(64,087)	(60,849)	(204,266)	(181,162)
Other income	-	209	-	4,606
Net loss before income tax	(349,519)	(712,594)	(1,279,463)	(1,644,944)
Income tax	-	-	-	-
Net loss	(349,519)	(712,594)	(1,279,463)	(1,644,944)

Other comprehensive loss
Translation adjustment	(118,617)	(70,875)	(261,803)	(98,640)
Total comprehensive loss	$(468,136)	$(783,469)	$(1,541,266)	$(1,743,584)

Net loss per common share - basic and diluted	$(0.001)	$(0.002)	$(0.004)	$(0.004)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,279,463)	$(1,644,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,926	24,971
Impairment loss on long-lived assets	-	219,118
Amortization of detachable warrants, options and stocks as compensation
Provision for doubtful debt and inventory impairment	-	2,360
Provision for penalty payable	405,350	363,083
Interest payable on convertible notes	181,747	172,017
Changes in operating assets and liabilities:
Inventories	-	(35,040)
Prepaid expenses	-	(919)
Deposit and other receivables	49,998	(7,303)
Accounts payable	10,139	26,270
Salary payable	154,533	171,461
Taxes payable	52,738	56,686
Due to related parties-trade	70,811	22,036
Other payable	(50,764)	(138,184)
Net cash used in operating activities	(399,985)	(768,388)

Cash flows from investing activities:
Purchase of property and equipment	-	(30,533)
Net cash used in investing activities	-	(30,533)

Cash flows from financing activities:
Proceeds from related parties	1,096,602	1,114,467
Repayment to related parties	(709,305)	(236,893)
Repayment of long-term borrowings	-	(7,695)
Net cash provided by financing activities	387,297	869,879
Effect of exchange rate change	(15,943)	(56,565)

Cash and cash equivalents:
Net (decrease)/increase	(28,631)	14,393
Balance at beginning of period	32,816	28,765
Balance at end of period	$4,185	$43,158

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$537
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

As of September 30, 2011, the Company had cash of $4,185, current ratio of 0.003. The Company had an accumulated deficit of $19,950,176, and incurred net losses of $1,279,463 during the nine months ended September 30, 2011. This trend is expected to continue. These factors create substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of preparation - These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year or any other period. The (a) consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements, and (b) the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include the bad debt provision, impairment of inventory and long-lived assets, depreciation and amortization and fair value of warrants and options.

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

Impairment of Long-Lived Assets - Our long-lived assets consist of property, equipment and intangible assets. We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets. Impairment on long-lived assets of nil and $219,118 was charged to expense during nine months ended September 30, 2011 and 2010, respectively.

Fair value measurements - FASB ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

The carrying values of cash and cash equivalents, deposits, receivables and payables, and short-term debts approximate their fair values due to their short maturities.

There were no assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010.

Revenue Recognition - We recognize revenue for our products in accordance with FASB ASC Topic 605, “Revenue Recognition.” Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title no other significant obligations of the Company exist and collectability is reasonably assured.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable).  These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive.  Accordingly, basic and diluted loss per common share is the same for all periods presented. As of September 30, 2011, potentially dilutive securities aggregated 1,979,030,626 shares of common stock.

3.	Property, Plant and Equipment

The following table presents the property, plant and equipment as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Property, Plant and Equipment
Building	$1,335,723	$1,281,711
Machinery and equipment	607,880	583,304
Automobiles	87,535	83,994
Office equipment	106,997	102,670
Computer software	22,764	21,842
Property, plant and equipment - total	$2,160,899	$2,073,521
Less: accumulated depreciation	(759,267)	(723,836)
Less: impairment on long-lived assets	(1,379,544)	(1,323,763)
Property, plant and equipment - net	$22,088	$25,922

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

Impairment on long-lived assets of nil and $219,118 was charged to expense during nine months ended September 30, 2011 and 2010, respectively.

Depreciation expenses for the nine months ended September 30, 2011 and 2010 were $4,926 and $24,971, respectively. All of our property, plant and equipment have been held as collateral to secure the 6% Notes (See Note 6 below).

4.	Related Party Transactions

Amounts due to related parties consisted of the following as of September 30, 2011 and December 31, 2010:

Item	Nature	Notes	Balances
			September 30, 2011	December 31, 2010
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$3,159,604	$2,710,605
Kangtai New Agricutual Technologies Development (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(49,431)	(46,863)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	297,500	234,500
Subtotal			3,407,673	2,898,242

Kiwa-CAU R&D Center	Trade	(4)	511,416	422,788
Subtotal			511,416	422,788
Total			$3,919,089	$3,321,030

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2010, the remaining balance due Mr. Li was $2,710,605. Pursuant to a letter of commitment dated December 31, 2010, during the nine months ended September 30, 2011, Mr. Li advanced $1,104,410 to the Company and was repaid $655,411. As of September 30, 2011, the balance due Mr. Li was $3,159,604. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

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

(2) Kangtai

Kangtai, formerly named China Star Investment Management Co., Ltd., Kangtai International Logistics (Beijing) Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2010, the amount due from Kangtai was $46,863. The balance due from Kangtai on September 30, 2011 was $49,431.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2010, the amount due Ms. Wang was $234,500. Pursuant to a letter of commitment dated December 31, 2010, during the nine months ended September 30, 2011, Ms. Wang advanced $63,000 to the Company. As of September 30, 2011, the amount due Ms. Wang was $297,500. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agreed to invest RMB 1 million (approximately $154,521) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2010, the amount due to Kiwa-CAU R&D Center was $422,788. During the nine months ended September 30, 2011, the Company paid RMB300,000 (approximately $46,356) to Kiwa-CAU R&D Center. As of September 30, 2011, the outstanding balance due Kiwa-CAU R&D Center was $511,416.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

5.	Unsecured Loans Payable

Unsecured loans payable consisted of the following at September 30, 2011 and December 31, 2010:

Item	September 30, 2011	December 31, 2010

Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,416,230	$1,358,962

Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	393,397	377,490

Total	$1,809,627	$1,736,452

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

According to a project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of RMB480,000 (approximately $75,532) per acre for the land use right after the 10-year period. The Company may not transfer or pledge the temporary land use right. The Company is in negotiation with Zoucheng Municipal Government to renew the agreement. However, there is no assurance that the Company will successfully renew the agreement with Zoucheng Municipal Government. As of September 30, 2011, the Company had not renewed the agreement. In the future, the Company may consider moving the primary location of Kiwa Shandong’s operation to other locations in China. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of September 30, 2011, the Company invested approximately $1.91 million for the property, plant and equipment of the project.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

To enable reservation of a sufficient amount of authorized shares that may be issued pursuant to conversion of the 6% Notes and exercise of the Warrants, the Purchase Agreement required the Company to amend its Certificate of Incorporation to increase the number of authorized shares of common stock. At the annual meeting for 2006, which was held on September 12, 2006, a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, from 100,000,000 shares to 200,000,000 shares was approved by the required vote of its stockholders. At the annual meeting held for 2008 on December 30, 2008 the Company further amended its Certificate of Incorporation by increasing the number of authorized shares of common stock from 200,000,000 to 400,000,000. At the annual meeting for 2009, which was held on December 28, 2009, the proposal of further amend the Certificate of Incorporation to increase the number of authorized shares from 400,000,000 to 800,000,000 was not approved by stockholders. At the annual meeting for 2010, which was held on December 15, 2010, the proposal of further amend the Certificate of Incorporation to increase the number of authorized shares from 400,000,000 to 800,000,000 was not approved by stockholders.

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants. Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of September 30, 2011 and December 31, 2010, the Company has accrued a penalty of $1,491,6656 and $1,086,315 respectively, of which $405,350 and $363,083 was included in general and administrative expenses for the nine months ended September 30, 2011 and 2010, respectively.

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

The fair value of the Warrants underlying the three sales of the 6% Notes (amounting to 4,287,500 shares, 3,675,000 shares and 4,287,500 shares respectively) at the time of their issuance was determined to be $545,477, $416,976 and $505,503 calculated pursuant to the Black-Scholes option pricing model. The fair value was recorded as a reduction to the 6% Notes payable and was charged to operations as interest expense in accordance with effective interest method within the period of the 6% Notes. Significant assumptions used in calculating fair value of outstanding warrants are as follows.

Black and Scholes Model Assumption			Details of Outstanding Warrants
Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares	Closing price September 30, 2011	Fair value of warrants determined by Black and Scholes model
-	68%	0.31%	1.7	$0.45	12,250,000	$0.0015	-

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The expected volatility was determined based on the historic quoted market price of the common stock over the last 12 months. Risk free interest rate was determined based on the quoted US treasury rate under the same expected term with each corresponding financial instrument. Based on the calculation, the fair value of outstanding warrants was zero.

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

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which fell due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far. The outstanding principal balance on the 2% Notes was $112,917 as of September 30, 2011.

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

During the nine months ended September 30, 2011, the Purchasers converted nil principal and nil interest into shares of common stock. As of September 30, 2011, the face amount of the 6% Notes outstanding was $1,518,171.

During nine months ended September 30, 2011, interest of $170,326 and $11,422 was accrued on the 6% Notes and the 2% Notes, respectively. During the same period of 2010, interest of $170,326 and $1,689 was accrued on the 6% Notes and the 2% Notes, respectively.

Unpaid interest of $702,558, and $520,813 was included on the balance sheet as of September 30, 2011 and December 31, 2010, respectively.

On January 31, 2011, the 2% Notes were also due. The Company informed the Purchasers of its inability to repay the outstanding balance on the due date. Therefore, the 2% Notes are in default and the default interest rate of 15% per annum is being charged on the 2% Notes.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

7.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

The Company leased an office in Beijing on July 15, 2007. The operating lease agreement will expire at January 14, 2012. The monthly rental payment for the office is RMB 80,324 (approximately $12,000). Rent expense under the operating lease for the nine months ended September, 2011 and 2010 was $102,247 and $143,897, respectively. Although the operating lease agreement expires by its term on January 14, 2012, the parties elected to terminate the lease in June 30, 2011.

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expires on June 30, 2012.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of September 30, 2011 are as follows:

Fiscal Year	Amount
Remainder of fiscal 2011	$3,000
2012	6,000

Total	$9,000

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

As of September 30, 2011, the Company had paid one-third of the first installment, or RMB1,000,000 (or approximately $157,359) to JKB. Since the Company did not make full payment for the first installment, the deposit paid had been charged to expenses in 2009.

The Company is still pursuing to acquire AF-01 technology and develop veterinary drug products based on this technology. There have been no changes to the terms of the Technology Transfer Agreement.

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $157,000) each year to fund research at the R&D Center. The term of this Agreement is ten years starting from July 1, 2006.Qi Wang, one of our directors commencing in July 2007 has acted as Director of Kiwa-CAU R&D Center since July 2006.

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of September 30, 2011, the Company had invested approximately $1.91 million for the project.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

8.	Discontinued Operation

In accordance with the provisions of FASB ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the disposal of the Company’s bio-enhanced feed business segment is presented as assets and liabilities of a discontinued operation.

The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$415	$398
Total assets	$415	$398

Liabilities
Due to related parties-trade	$34,414	$33,023
Salary payable	78,960	75,767
Total liabilities	$113,374	$108,790

The Company’s operations of bio-enhanced feed business had no sales and expense transactions since the quarter ended June 30, 2010.

9.	Income Tax

No benefit for taxes is made as the Company and its subsidiaries provided a full valuation allowance of the losses in the U.S., the British Virgin Islands or the PRC.

The Company had deferred tax assets as follows:

	September 30,	December 31
	2011	2010

Net operating losses carried forward	$3,366,184	5,327,606
Less: Valuation allowance	(3,366,184)	(5,327,606)

Net deferred tax assets	$ −	$ −

The net operating losses carried forward were approximately $18.5 million and $ 17.9 million at September 30, 2011 and December 31, 2010, which will expire in years through 2025. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

10.	Subsequent Event

The Company has evaluated subsequent events through the date of these financial statements and determined that there were no subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended September 30, 2011 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2011 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview

We have established two subsidiaries in China: (1) Kiwa Shandong in 2002, a wholly-owned subsidiary, engaging in the bio-fertilizer business, and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006, engaging in the bio-enhanced feed business, of which we hold 80% equity. However, assets that had been assigned to Kiwa Tianjin in 2006 by its joint venture partner, Challenge Feed, were assigned to a third party without the knowledge or consent of Kiwa Tianjin. See – Part II – Other Information – Item 1. Legal Proceedings. As a result, at the end of 2009, Kiwa Tianjin could no longer use these assets, which included machinery and inventory, in the normal course of operations. In addition, because Kiwa Tianjin has no offices or assets it has not been able to register as a feed manufacturer with the applicable regulatory authorities and is also unable to meet the annual inspection requirements, which could result in a revocation of Kiwa Tianjin's business license.

We generated nil and $88,056 in revenue in the nine months ended September 30, 2011 and 2010, respectively. We incurred a net loss of $1,279,463 and $1,644,944 for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the Company had cash of $4,185. Due to our lack of revenues from sales and continuing losses, we have relied on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the nine months ended September 30, 2011, related parties advanced $1,096,602 in total to the Company, which was partly offset by repayment to a related party of $709,305. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of September 30, 2011, we had an accumulated deficit of $19,950,176, of which $1,279,463 was incurred during the nine months ended September 30, 2011. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of September 30, 2011, our current liabilities were $10,156,975, which exceeded current assets by $10,126,497 representing a current ratio of 0.003; comparably, on December 31, 2010, our current liabilities exceeded current assets by $8,662,240, resulting in a current ratio of 0.01. The 6% Notes became due on June 29, 2009. The 2% Notes became due on January 31, 2011. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets. As of September 30, 2011, the net value of property and equipment was $22,088, which represented approximately 42.0% of our total assets.

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

Based on our analysis, impairment on long-lived assets of nil and $219,118 was charged into expense during the nine months ended September 30, 2011 and 2010, respectively.

Revenue Recognition

We recognize revenue for our products in accordance with FASB ASC Topic 605, “Revenue Recognition.” Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title, no other significant obligation of the Company exist and collectability is reasonably assured.

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

Major Customers and Suppliers

Bio-fertilizer Products

As of September 30, 2011, we had no customers. We had a total of 15 customers as of September 30, 2010, of which no single customer accounted for more than 10.0% of our revenues for the three months ended September 30, 2010.

During first three quarters of 2011, we had no suppliers. Comparably, our top two suppliers accounted for 83.5% and 16.5% of our net purchases during the nine months ended September 30, 2010.

Results of Operations

Results of Operations for Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2010

Net Sales

Net sales were nil and $5,168 for the three months ended September 30, 2011 and 2010, respectively. The Company did not generate any sales revenue during the third quarter of 2011 mainly due to severe market conditions.

Cost of Sales

During the three months ended September 30, 2010, cost of sales was $4,499. Cost of sales were nil during the comparable period of 2011. The decrease of cost of sales was mainly due to decrease of net sales.

Gross Profit

Gross profit for the three months ended September 30, 2010 was $669. In comparison, gross profit for the same period in 2011 was nil. The gross profit margin for our bio-fertilizer business was 13.0% during the third quarter of 2010.

General and Administrative

General and administrative expenses for the three months ended September 30, 2011 and 2010 were $245,735 and $386,983, respectively, representing a $141,248 or 36.5% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense, and insurance costs. Penalties on outstanding convertible notes, which is calculated monthly at 2% of the outstanding amounts of convertible notes, and unpaid interest on the notes, was $138,799 for the three months ended September 30, 2011, and $124,489 for the same period of 2010.

Selling Expenses

Selling expenses for the three months ended September 30, 2010 were $553. In comparison, the Company incurred no selling expenses during the third quarter of 2011.

Research and Development

Research and development expense for the three months ended September 30, 2011 was $39,697, reflecting a slight decrease of $6,272 or 13.6% from $45,969 in the same period of 2010.

Interest Expenses

Net interest expense was $64,087 in the three months ended September 30, 2011 and $60,849 in the same period of 2010, representing a $3,238 or 5.3% increase. The increase in interest expenses was due to (1) increased rate of interest on the 2% Notes from 2% per annum to 15% per annum when it became due on January 31, 2011 and (2) increased amount of interest on credit cards and bank charges.

Net Loss

During the three months ended September 30, 2011, net loss was $349,519, representing a decrease of $363,075 or 51.0%, comparing with $712,594 for the same period of 2010. This decrease resulted from the following factors: (1) decrease in gross profit of $669; (2) decrease in operating expenses of $366,522 or 56.2%; (3) increase in interest expenses of $3,238 or 5.3%.

Comprehensive Loss

Comprehensive loss decreased by $315,333 or 40.3% to $468,136 for the three months ended September 30, 2011, as compared to $783,469 for the comparable period of 2010. This decrease resulted from an increase of loss in translation adjustments of $47,742 in addition to reasons stated above.

Results of Operations for Nine Months Ended September 30, 2011 as Compared to Nine Months Ended September 30, 2010

Net Sales

Net sales were nil and $88,056 for the nine months ended September 30, 2011 and 2010, respectively. The Company did not generate any sales revenue during the first three quarters of 2011 mainly due to severe market conditions.

Cost of Sales

During the nine months ended September 30, 2010, cost of sales was $54,719. Cost of sales were nil during the comparable period of 2011. The decrease of cost of sales was mainly due to decrease of net sales.

Gross Profit

Gross profit for the nine months ended September 30, 2010 was $33,337. In comparison, gross profit for the same period in 2011 was nil. The gross profit margin for our bio-fertilizer business was 37.9% during the first three quarters of 2010.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2011 and 2010 were $957,216 and $1,141,565, respectively, representing a $184,349 or 16.2% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $405,350 for nine months ended September 30, 2011 compared to $363,083 of the same period of 2010.

Selling Expenses

Selling expenses for the nine months ended September 30, 2010 were $3,626. In comparison, the Company incurred no selling expenses during the first three quarters of 2011.

Research and Development

Research and development expense for the nine months ended September 30, 2011 was $117,981, reflecting a slight decrease of $19,435 or 14.1% from $137,416 in the same period of 2010.

Interest Expenses

Net interest expense was $204,266 in the nine months ended September 30, 2011 and $181,162 in the same period of 2010, representing a $23,104 or 12.8% increase. The increase in interest expenses was due to (1) increased rate of interest on the 2% Notes from 2% per annum to 15% per annum when it became due on January 31, 2011 and (2) increased amount of interest on credit cards and bank charges.

Net Loss

During the nine months ended September 30, 2011, net loss was $1,279,463, representing a decrease of $365,481 or 22.2%, comparing with $1,644,944 for the same period of 2010. This decrease resulted from the following factors: (1) decrease in gross profit of $33,337; (2) decrease in operating expenses of $393,191 or 26.8%; (3) increase in interest expenses of $23,104 or 12.8%.

Comprehensive Loss

Comprehensive loss decreased by $202,318 or 11.6% to $1,541,266 for the nine months ended September 30, 2011, as compared to $1,743,584 for the comparable period of 2010. This decrease resulted from an increase of loss in translation adjustments of $163,163 in addition to reasons stated above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the nine months ended September 30, 2011, related parties advanced $1,096,602 in total to the Company, which was partially offset by repayment to related parties of $709,305. As of September 30, 2011, our current liabilities exceeded current assets by $10,126,497, reflecting a current ratio of 0.003. Comparably, as of December 31, 2010, our current liabilities exceeded current assets by $8,662,240, denoting a current ratio of 0.01.

As of September 30, 2011 and December 31, 2010, we had cash of $4,185 and $32,816, respectively. Changes in cash balances are outlined as follows:

During the nine months ended September 30, 2011, our operations utilized cash of $399,985 as compared with $768,388 in the same period of 2010. Cash was mainly used for working capital for our bio-fertilizer and costs associated with being a public company.

During the nine months ended September 30, 2011 and 2010, we invested nil and $30,533 for investing activities.

During the first three quarters of 2011, our financing activities incurred net cash inflow of $387,297, consisting of $1,096,602 advances or loans from related parties, which was offset by the repayments to related parties of $709,305. During the nine months ended September 30, 2010, we generated $869,879 from financing activities, consisting of loans from related parties of $1,114,467, which was offset by repayment of $236,893 to related parties and long-term borrowings of $7,695.

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

Commitments and Contingencies

See Note 7 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of September 30, 2011, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of September 30, 2011. Based on such evaluation, management identified deficiencies that were determined to be material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2011.

The specific material weaknesses identified by the Company’s management as of September 30, 2011 are described as follows:

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

Despite of the material weaknesses and deficiencies reported above, the Company’s management believes that its  consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has informed the Purchasers of its inability to repay the outstanding balance on the due date. Therefore, the 2% Notes are in default.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

10.1	Lease Agreement between Kiwa Bio-Tech Products Group Corporation and Kangtai New Agricultural Technologies Development (Beijing) Co., Ltd.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.
32.1	Certificationof Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certificationof Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

November 8, 2011	By:	/s/ Wei Li
Wei Li
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

November 8, 2011	By:	/s/ Steven Ning Ma
Steven Ning Ma
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)