Form 10-K
period 2011-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2012-04-06
CIK 1159275

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒Yes☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐Yes ☒No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,600,000.

The number of shares of registrant’s common stock outstanding as of March 30, 2012 was 400,000,000.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

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

In June 2008, Kiwa Shandong received approval from the Ministry of Commerce of the PRC to sell fertilizer products of other manufacturers on a wholesale basis, including chemical fertilizers, complex fertilizers, and compound fertilizers.  Based on applicable tax laws in China, these products will be exempt from value-added tax.

Bio-enhanced Feed

On July 11, 2006, we entered into a joint venture with Tianjin Challenge Feed Co., Ltd. (“Challenge Feed”) to develop, manufacture, and market biologically enhanced feed for livestock.  Pursuant to the joint venture agreement between the Company and Challenge Feed, we formed Kiwa Tianjin, a company organized and operating under the laws of the PRC, and the Company invested $480,000 in cash in return for an 80% equity share of Kiwa Tianjin and Challenge Feed invested machinery and equipment used in one of Kiwa Tianjin’s two bio-enhanced feed production lines with an agreed value of $120,000 for the remaining 20% equity.  We also leased another production line from Challenge Feed.

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

(2) Inventories. Kiwa Tianjin had a long standing agreement to lease Challenge Feed’s factory facilities and warehouse for storage of its inventory. Challenge Feed disposed of Kiwa Tianjin’s inventories including raw materials, packages and finished goods stored in the factory to repay Challenge Feed’s debt without permission from Kiwa Tianjin.

The local court of Wuqing District ruled that the local court would not examine the lawsuit against Challenge Feed since Challenge Feed entered into bankruptcy proceedings and that all related matters would be solved during Challenge Feed’s bankruptcy proceedings.

At the end of 2009, Kiwa Tianjin could no longer use these assets, which included machinery and inventory, in the normal course of operations. In addition, because Kiwa Tianjin has no offices or assets it has not been able to register as a feed manufacturer with the applicable regulatory authorities and is also unable to meet the annual inspection requirements, which could result in a revocation of Kiwa Tianjin's business license. As a result, as of December 31, 2011, the Company classified its bio-enhanced feed business through Kiwa Tianjin as discontinued operations.

On December 27, 2011, Challenge Feed’s bankruptcy administrator informed the Company that the bankruptcy court granted the Company’s request to repossess the machinery and equipment and Kiwa Tianjin’s bio-enhanced feed production line that were held in Challenge Feed’s domicile. If the Company failed to repossess such machinery and equipment before December 31, 2011, the Company would then be responsible for losses resulting from any damages to the machinery and equipment after such date. Such equipment has not been maintained for over two years, and some of the components and parts are missing. On February 9, 2012, the Company sold such machinery and equipment for $8,000.

AF-01 Anti-viral Aerosol

On May 8, 2006, we entered into a Technology Transfer Agreement (“TTA”) with Jinan Kelongboao Bio-Tech Co., Ltd. (“JKB”), pursuant to which JKB agreed to transfer to the Company’s PRC subsidiary, its AF-01 anti-viral aerosol technology for veterinary medicine applications, including the exclusive production and other related rights to produce an anti-viral aerosol veterinary drug.  The AF-01 anti-viral aerosol technology is a broad-spectrum antiviral agent with potent inhibitory and/or viricidal effects on a variety of RNA viruses found in animals and fowls such as bird flu.  Pursuant to the payment schedule in the TTA, the transfer of the technology will be effective upon the full payment of the first installment of the purchase price in the amount of RMB 3,000,000.  As of December 31, 2011, the Company had paid one-third of the first installment or RMB 1,000,000.  The Company intends to use this technology to develop a commercialized aerosol for application in fowl houses and other animal holding facilities to prevent and cure viral-borne diseases.

In addition, pursuant to the TTA, JKB agreed to supply us on an exclusive basis the raw material for the AF-01 anti-viral aerosol, which must have an index of 200,000 zymolysis units per milliliter.  There is no alternative supplier if JKB fails to perform its supply obligations under the contract.

The TTA provides that in the event the Company fails to develop the AF-01 product or fails to sell veterinary medicine product within two years, JKB has the right to take back the development rights to such product in which case any products developed will belong to JKB.  The Technology Transfer Agreement expired on May 6, 2008.  However, the Company is negotiating with JKB a renewal of the TTA.  There can be no assurance that we can renew the TTA or successfully acquire the AF-01 anti-viral aerosol technology. As a result, the Company has determined to discontinue this project.

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

General Operational Strategy

●	Build a platform for world-class biotechnological research and development results to be commercialized into products for applications in agriculture;

●	Invest in mature technologies that will not require substantial research and development to commercialize;

●	Utilize proprietary technology to supply ag-biotech inputs to the market at lower cost than our competitors;

●	Construct or acquire new production facilities, and improve existing facilities to improve our manufacturing capability in China;

●	Build and strengthen our “KIWA” brand which will increase our ability to become one of the leading companies in China’s “biological, safe and environment-friendly” agricultural inputs industry;

●	Establish strategic alliances for research and development, sales and distribution and customer acquisition with complimentary entities in the biological-agriculture industry; and

●	Enhance our overall management systems, operational structure and corporate governance.

Sales Strategy

●	Our sales strategy involves utilizing both a direct sales force and distribution networks. Our distribution efforts are expected to include the following:

·	Choosing green food/organic food planting bases or other demonstrative agricultural products producers, carrying out regional field tests, fanning out from a point to an area, cultivating market network;

·	Leveraging government and industrial organizations (such as “China Green Food Association”) to strengthen existing sales networks in rural areas, thereby reaching end-users in a more cost-effective manner; cut off selling expenses incurred during middle tiers of supply chain to boost end-user’s value;

·	Cooperating with special agricultural production materials distributors who also help farmers resell their products; focusing on large-to-medium size wholesalers of agricultural production materials at provincial and municipal levels;

·	Establishing a three-level distribution network consisting of a company-centralized sales office, prefectural representative offices, and direct distributors in villages and towns; and

·	Leveraging existing sales channels and network of affiliates’ products to save costs of building the network from scratch.

Strategy Regarding Customers

●	Our targeted customers include major agricultural companies and growers that can realize significant financial benefits from using our products including:

·	Chinese agricultural products producers that provide high value-added agricultural products (such as fruits, vegetables, meat, eggs that meet the requirements of green food/organic food) ;

·	Agricultural products producers located in China who are exporting to Japan, Korea, Europe, US, and other regional markets of the world;

·	Chinese agricultural products producers who have generated internal needs of ag-biotech inputs to solve the problems of soil-caused diseases, anti-biotic drug tolerance, leftover and others; and

·	“Green” or organic growers throughout the world.

Given the global trend of customers favoring environmentally safe green food and organically grown food, producers’ needs for higher yields and better quality, and an increasing pressure of treating and preventing diseases such as H5N1 avian flu, we also foresee strong market needs in other international markets including East Asia and Southeast Asia.  We plan to explore these markets when the time is right.

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

Bio-fertilizers

We have developed six bio-fertilizer products with bacillus spp and/or photosynthetic bacteria as core ingredients. Some of our products contain ingredients of both photosynthesis and bacillus bacteria.   Bacillus spp is a species of bacteria that interacts with plants and promotes biological processes.  It is highly effective for promoting plant growth, enhancing yield, improving quality and elevating resistances.  Photosynthetic bacteria are a group of green and purple bacteria.  Bacterial photosynthesis differs from green plant photosynthesis in that bacterial photosynthesis occurs in an anaerobic environment and does not produce oxygen.  Photosynthetic bacteria can enhance the photosynthetic capacity of green plants by increasing the utilization of sunlight, which helps keep the photosynthetic process at a vigorous level, enhances the capacity of plants to transform inorganic materials to organic products, and boosts overall plant health and productivity.

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

On January 5, 2011, the State Intellectual Property Office of the PRC (“Intellectual Property Office”) granted Kiwa Shandong two Certificates of Patent of Invention for (1) “A cucumber dedicated composite anti-continuous cropping effect probiotics and their specific strainswith related application” with patent number of “ZL 2008 1 0144492.6”; and (2) “Cotton dedicated composite anti-continuous cropping effect probiotics and their special strains with related application” with patent number of “ZL 2008 1 0144491.1” These two patents have been developed by Kiwa-CAU R&D Center. These two patents will expire on August 5, 2028.

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

Kiwa-CAU Research and Development Center

In July 2006, we established a new research center with CAU through our subsidiary, Kiwa Shandong, which known as Kiwa-CAU Bio-Tech Research & Development Center (the “Kiwa-CAU R&D Center”).  Pursuant to an agreement between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $157,818) each year to fund research at Kiwa-CAU R&D Center.  Under the above agreement, the Kiwa-CAU R&D Center is responsible for fulfilling the overall research-and-development functions of Kiwa Shandong, including: (1) development of new technologies and new products (which will be shared by Kiwa and CAU); (2) subsequent perfection of existing product-related technologies; and (3) training quality-control personnel and technicians and technical support for marketing activities.  The Company has spent $166,716 and $182,970 for its research and development activities during the years ended December 31, 2011 and 2010, respectively.  The costs incurred by Company’s research and development activities are not borne directly by customers.

During fiscal 2011, Kiwa-CAU R&D Center concentrated on the following activities:

1.	Screening of growth-promoting bacteria;

2.	Screening of bio-control bacteria;

3.	Screening of environmental microbiology; and

4.	Studying on fermentation technology and related production process.

During fiscal 2011, Kiwa-CAU R&D Center had successfully isolated twenty-four strains of endophytic bacillus from plants. A number of strains had been observed to have the capability of boosting crop yield and dispelling chemical pesticide residual from soil.  These strains could be used for developing not only new biological preparation but also environmental protection preparation.

During 2011, Intellectual Property Office granted Kiwa Shandong two Certificates of Patent of Invention for (1) “A cucumber dedicated composite anti-continuous cropping effect probiotics and their specific strains with related application” with patent number of “ZL 2008 1 0144492.6”; and (2) “Cotton dedicated composite anti-continuous cropping effect probiotics and their special strains with related application” with patent number of “ZL 2008 1 0144491.1” These two patents have been developed by Kiwa CAU R&D developed by Kiwa-CAU R&D Center. These two patents will expire on August 5, 2028.

Market Overview

Modern agricultural practices largely rely on heavy use of chemical fertilizers, pesticides and veterinary drugs that can cause tremendous harm to the environment, soils and human health.  Such practices have been under an increasing public scrutiny across the world, leading to an increased consumer demand for agricultural practices that are more environmentally friendly.  China has only 9.26% of the world’s arable land but needs to feed over 1.3 billion people, or approximately 22.9% of the world’s population.  If the situation continues unchanged, the largest population in the world could potentially face severe food and water shortages and an increasingly polluted living environment.  One solution to the environmental problem is to develop environmentally friendly fertilizers, veterinary drugs and animal feed.

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

(All in thousand tons)

Source: ERS-United States Department of Agriculture

In response to the increasingly severe deterioration in food safety, environment pollution, rural area stability and other challenges, the Chinese government attaches high importance to the problems of farmers, rural areas, and agriculture.  On January 1, 2006, the agricultural tax was abolished.  Since 2004, the Central People’s Government of the PRC has continuously issued “Number One Document” regarding rural areas of China.  The latest “Number One Document” issued on January 31, 2010, contains a wide-range policies promoting the development of sustainable agriculture methods, for examples, improving the income level of hundreds of millions of farmers, strengthening supervision of farm inputs, and actively developing green-food and organic food production.

Bio-fertilizer Market

To increase overall crop yield, farmers in China use vast amounts of chemical fertilizers.  According to the U.S. Department of Agriculture, the use of chemical fertilizers in China skyrocketed from 10,863,000 tons in 1979 to 52,390,000 tons in 2008, underpinning a compound annual growth rate of 5.58%.  However, notwithstanding the continuous growth of total fertilizer consumption, the way that Chinese farmers apply fertilizer is beginning to change.  From 1979 to 2008, the percentage of nitrogenous fertilizer application to total amount of fertilizer consumption decreased gradually from 76% to 43.9%.  Meanwhile, the percentage of phosphate fertilizer and potash fertilizer increased steadily.  More importantly, whereas in 1976, 100% of China’s fertilizer consumption was chemical fertilizer (including nitrogenous fertilizer, phosphate fertilizer and potash fertilizer); in 2008, the rate decreased to 69%. Other fertilizers, including bio-fertilizer, have begun to be accepted by Chinese farmers. (Source: ERS-United States Department of Agriculture)

The excessive use of chemical fertilizers in China is also reflected by the China-to-U.S. rate of chemical fertilizer application.  According to data from the U.S. Department of Agriculture, in 2005 Chinese farmers applied 2.05 times the nitrogen fertilizer and 1.8 times the phosphate fertilizer compared to their U.S. counterparts.

Use of chemical fertilizer in China is now higher than it has ever been.  This increase in use of chemical fertilizers has led to a series of severe problems including degradation of the soil structure, natural biodiversity, and ecological system instability.  Promoting the use of bio-fertilizer together with chemical fertilizer is one of the solutions to solve these problems.

Our serial commercialized products, with bacillus and/or Photosynthesis Biological Catalyst as core ingredients, capitalize on this market trend and we hope to become one of the leaders in developing green technologies for productive, more sustainable agriculture in China.

Competition

Bio-fertilizer

The Company believes that there are about 400 producers of microbial fertilizers in China, most of which are small-scale, workshop producing enterprises with backward equipment and production processes and poor quality.  Some of the producers over-exaggerate product effectiveness, employ improper artifice and even produce fake and shoddy products, all of which have caused losses to farmers and lowered the reputation of bio-fertilizer.

Due to the unique products that we offer and the very early stage of the bio-fertilizer market in China, we believe there is a limited direct competition for our products in the Chinese marketplace.  We believe that we have product differentiation and cost advantages (cost to customer) which will enable us to be more profitable than our competitors for the following reasons, among others:

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

The major raw materials for our bio-fertilizer production can be divided into two categories: (1) growth media such as sodium acetate, glucose and turf for culturing bacillus spp., and (2) photosynthetic and bacillus bacteria, which are the core ingredients for our finished products.  Some other main ingredients include urea, aminophenol, humus, diammonium phosphate, and dipotassium hydrogen phosphate.  Prior to the completion of our bacillus manufacturing facility upgrade in Shandong, we had purchased semi-manufactured bacillus goods.

In fiscal 2011, we did not purchase any raw materials from any suppliers.

Customers

Our principal business generated no revenue during 2011, thus as of December 31, 2011, we had no customers. We had a total of 15 customers as of December 31, 2010.  A single customer accounted for 79.9% of our net sales for the year ended December 31, 2010.  No other single customer accounted for more than 7% of our revenues in this product line.

Seasonality

Our operating results have been and are expected to continue to be subject to seasonal trends.  This trend is dependent on numerous factors, including the markets in which we operate, growing seasons, climate, economic conditions, and numerous other factors beyond our control.  Generally, we expect the second and third quarters to be stronger than the first and fourth quarters, primarily because the second and third quarters correspond with the growing seasons in our primary markets in China.  It is during those growing seasons when application of our products by our customers would be most beneficial and we therefore expect greater demand for our products during those periods.  There can be no assurance that these operating patterns will occur or continue.

Employees

We currently employ 12 full-time employees in China, including seven management staff, and one employee in the United States.

Available Information

The Company files or furnishes Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, registration statements, and other items with the Securities and Exchange Commission (SEC). The Company provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing or furnishing, on its Internet site located at http://www.kiwabiotech.com/tuoziy.htm?eid=12. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-K as filed with the SEC.

The public may read and copy any materials and files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Regulatory Concerns

Our production must comply with bio-fertilizer, livestock feed production, and testing procedure standards promulgated by the PRC Ministry of Agriculture and local administrative authorities.  We have complied with the applicable PRC government standard production and testing procedures.   The amount of costs incurred in connection with compliance with environmental laws during fiscal 2011 and 2010 was immaterial.

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

On December 27, 2011, Challenge Feed’s bankruptcy administrator informed the Company that the bankruptcy court has granted the Company’s request to repossess the machinery and equipment and Kiwa Tianjin’s bio-enhanced feed production lines that was positioned in Challenge Feed’s domicile. If the Company fails to repossess such machinery and equipment before December 31, 2011, the Company would then be responsible for losses resulting from any damages to the machinery and equipment after such date. On February 9, 2012, the Company sold such machinery and equipment for $8,000.

ITEM 1A.Risk Factors

We operate in a market environment that is difficult to predict and involves significant risks and uncertainties, many of which are beyond our control.  The following risk factors and other information included in this annual report should be carefully considered.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

(1) Risks Related to Our Business

We have not yet generated any profits and if we do not become profitable or obtain additional funding to implement our business plan our ability to continue as a going concern is in doubt.

Overview of the Company’s Financial Condition as of December 31, 2011

As of December 31, 2011, the Company had an accumulated deficit of $20,362,032, of which, $1,691,319 and $2,275,783 were incurred during the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, we had cash and cash equivalents of $16,307 and total current assets of $42,677; at the same time, we had current liabilities of $10,593,526, denoting a current ratio (current assets divided by current liabilities) of 0.004 and a quick ratio (cash divided by current liabilities) of 0.002.  At the end of fiscal 2011, we also had long-term liabilities of $1,814,911.

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

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which fell due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far. The outstanding principal balance on the 2% Notes was $112,917 as of December 31, 2011. On January 31, 2011, the 2% Notes were due and the Company failed to make repayment for outstanding balances.  Thus, the 2% Notes are in default.

To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations and repay our liabilities, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

Overview of the Company’s Operating Results for the Years Ended December 31, 2011 and 2010

During the years ended December 31, 2011 and 2010, our sales revenue from continuing operations was $nil and $88,056, respectively.  The Company’s gross profit was $nil and negative $9,466, respectively. During fiscal years 2011 and 2010, the Company’s net losses were $1,691,319 and $2,275,783, respectively.

Overview of the Company’s Cash flow Status for the Years Ended December 31, 2011 and 2010

During fiscal years ended December 31, 2011 and 2010, the net cash used in our operating activities was $499,807 and $983,280, respectively.  We also invested $nil and $424 in purchasing property and equipment for the fiscal years ended December 31, 2011 and 2010, respectively.  Although the net cash provided by our financing activities was $448,880 and $1,070,998 in the fiscal years of 2011 and 2010, respectively, we had cash of only $16,307 and $32,816 on December 31, 2011 and 2010, respectively.

The Company’s Ability of Raising New Financing

Three factors have significantly impaired the Company’s ability to raise additional financing.  They are: i) no revenue, ii) continuous losses, and iii) a low share price. In addition, the Company does not have assets to secure the obligations of new debt. As of December 31, 2011, the closing price of our common stock reported by on the OTC Bulletin Board was $0.0003 and the market value of the Company was $120,000.  The Company’s obligations under the 6% Notes and the Warrants are secured by a first priority security interest in the Company’s intellectual property pursuant to an Intellectual Property Security Agreement with the Purchasers, and by a first priority security interest in all of the Company’s other assets pursuant to a Security Agreement with the Purchasers.  In addition, the Company’s Chief Executive Officer has pledged all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes and the Warrants.

Moreover, the 6% Notes require the Company to obtain the Purchaser’s consent to take certain actions including paying dividends, repurchasing stock, incurring debt, guaranteeing obligations, merging or restructuring the Company, or selling significant assets.  As a result of these restrictions, our ability to raise new financing is severely limited.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest nine fiscalyears, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern.  Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

We did not have any customers in 2011 and we used to depend on a few customers for a significant portion of our revenue and we are still in the initial stage of market development.

We do not have long-term contracts with any of our customers.  Generally, we sign an annual distribution agreement with each customer and purchases in most cases occur on an order-by-order basis.  Relationships exist as long as there is a perceived benefit to both parties.  A decision by a major customer, whether motivated by competitive considerations, financial difficulties and economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition.

During fiscal 2011, our principal business did not generate any sales revenue. We did not have any customers during that period. During fiscal 2010, one customer accounted for approximately 79.9% of our net sales in bio-fertilizer product line.  No other single customer accounted for more than 7% of our revenues in this product line.  The customer concentration in this production line has been increasing.  The loss of any of our significant customers would result in a material reduction in our sales and results of operations.

We are still in the initial stage of market development and need more time to construct a robust customer base.  There can be no assurance that we will be able to retain these customers.  Our inability to generate new customers and retain old customers could negatively impact our business and our ability to continue as a going concern.

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

We may also choose to reduce prices or increase spending in response to competition or pursue new market opportunities.  Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.  It is possible that in some future quarter or quarters our operating results will be below the expectations of securities analysts or investors.  In that case, our stock price could fluctuate significantly or decline.

From January 1, 2011 to December 31, 2011, the market close price for our common stock as quoted on the OTC Bulletin Board has ranged from a low of $0.0003 to a high of $0.0045 per share.  High volatility in the market price of our common stock may result in lower prices for our common stock, making it more difficult for us to obtain equity financing on terms and conditions which are favorable to us, if at all.  We expect to continue to incur losses in the future as we develop and market our initial products.  As a result, we will be dependent on additional debt or equity financing to fund our operations.  If such financing is not available on terms which are acceptable to us, we may have to delay development of new products and/or reduce sales and marketing efforts for our existing products.  Such actions may have an adverse effect on our results of operations.  In addition, uncertainties with respect to our ability to raise additional capital would make operational planning more difficult for management.

Our success depends in part on our successful development and sale of products which are currently in the research and development stage.

Some of our product candidates are still in the research and development stage.  The successful development of new products is uncertain and subject to a number of significant risks.  Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons, including but not limited to, the cost and time of development.  Potential products may be found to be ineffective or cause harmful side effects, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical or fail to win market acceptance.  Our failure to develop and sell new products may delay or eliminate future acquisition plans and would most likely slow our development.  Our plans to introduce additional proprietary products may not be realized as expected, if at all.

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

We anticipate that a significant expansion of operations will be required to address potential market opportunities.  There can be no assurance that we will expand our operations in a timely or sufficiently large manner to capitalize on these market opportunities.  The anticipated substantial growth is expected to place a significant strain on our managerial, operational and financial resources and systems.  While management believes it must implement, improve and effectively use our operational, management, research and development, marketing, financial and employee training systems to manage anticipated substantial growth, there can be no assurance that these practices will be successful.

Our success depends in part upon our ability to retain and recruit key personnel.

Our success is highly dependent upon the continued services of our executive officers, key product development and scientific personnel.  Given the intense competition for qualified management and product development personnel in our industry, the loss of the services of any key management or product development personnel may significantly and detrimentally affect our business and prospects.  We maintain employment agreements with all members of management or key personnel.  Pursuant to our joint agreement with CAU, it must make available at least six R&D staff to join the Kiwa-CAU R&D Center, at least three of which must have professor or doctorate degrees, and at least two must have master degrees.  There can be no assurance that we will be able to retain these personnel, and it may be time-consuming and costly to recruit qualified personnel replacement.

We currently do not have sufficient revenues to support our business activities, expect operating losses continue, and will require additional financing which we may not be able to secure.

We require substantial working capital to fund our business.  In the short term, we still need to continue building out our bio-fertilizer manufacturing facility, adjust our product formula to improve product stability and optimize our product offerings, expand our sales and marketing efforts in China, expand our distribution base in China, maintain the Kiwa-CAU R&D Centeroperation, introduce new veterinary drug products and acquire a small or medium sized biotechnology company or a factory with GMP qualification for this new product.  In the long term, we plan to become a commercialization platform for world-class biotechnological research and development results for applications in agriculture, natural resources conservation and environment protection, launch our products in the Southeast Asia, United States and other markets, continue our introduction of new products, create formal strategic alliances with selected United States companies to co-develop and/or co-market products in the United States and China, and form an international biotechnology research center in China for the research and development of agricultural, environmental and medical applications.

During fiscal 2011, our sales revenue was $nil, and we are continuing to experience losses.  We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue.  We will require additional capital to fund our operations and finance our research and development activities.  Funding, whether from a public or private offering of debt or equity, a bank loan or a collaborative agreement, may not be available when needed or on favorable terms.  Further, any significant equity or debt financing will require us to give priority to holders of the 6% secured convertible notes (“6% Notes”) under the terms of a securities purchase agreement dated June 29, 2006, which may raise the difficulty level of completing a financing. (For more details regarding the 6% Notes see Note 8 to consolidated financial statements under Item 8, Part II.) If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we will have to limit, delay, scale back or eliminate our research and development activities or future operations.  Any of the foregoing may adversely affect our business and cause us to discontinue as a going concern.

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

Since most of our future revenues may be in the form of China Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund our business activities outside China or to make dividend or other payments in U.S. Dollars.  Although the Chinese government introduced regulations since 1996 to allow greater convertibility of Renminbi, for current account transactions, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents.  In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of Renminbi, especially with respect to foreign exchange transactions.

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

For example, in June 2002, we entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Pursuant to relevant Chinese laws and regulations, we had paid tenure tax on quarterly basis at the rate of approximately $1,660 per acre.  However, from January 1, 2007, China central government adopted a series of policies to strengthen land management, including doubling tenure tax to $3,320 per acre.  In February 2008, the Ministry of Land and Resources of China issued “Controlling Indexes of Construction Land Use for Industrial Projects,” which requires the building coverage should not be less than 30%.  Up to now, the current situation in Kiwa Shandong does not meet this requirement.  The Company is also considering plans to reduce the acreage that we lease and return part of the land to the local authority to lower taxes.

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

There are no assurance that these trends will continue, governmental subsidies will be offered, or that the Chinese agricultural community and consumers will be successfully educated about the uses of ag-biotechnology products.  The conduct of business in the ag-biotechnology market involves high risks.  There can be no assurance that the ag-biotechnology market in China will develop sufficiently to facilitate our profitable operation.  While we believe that we will benefit from our first-mover advantage in a growing market, existing competitors and new entrants in the ag-biotechnology market are expected to create fierce competition in the future as the market evolves.  Competitors and new entrants may introduce new products into the market that may detrimentally affect sales of our existing products, and consequently our revenues.  We intend to fund operations through sales, debt and equity financings until such time as the ag-biotechnology market in China is sufficiently developed to support our profitable operation.

We may not be able to adequately protect our intellectual property rights, and may be exposed to infringement claims from third parties.

Our success will depend in part on our ability to obtain patent protection for our technology, preserve our trade secrets, and operate without infringing on the proprietary rights of third parties.  We have several trademarks registered in China, which will be protected by the trademark laws in China for ten years and are renewable at the expiration of the initial ten-year term.

We may also file patents with the PRC Intellectual Property Bureau and/or the U.S. Patent and Trademark Office as we deem appropriate, or buy other patents such as the above mentioned anti-viral aerosol technologies.  There can be no assurance that the patents applied for will be reviewed in a timely manner, that any additional patents will be issued or that any patents issued will afford meaningful protection against competitors with similar technology or that any patents issued will not be challenged by third parties.  There also can be no assurance that others will not independently develop similar technologies, duplicate our technologies or design around our technologies whether or not patented.  There also can be no assurance that we will have sufficient resources to maintain a patent infringement lawsuit should anyone be found or believed to be infringing our patents.  There also can be no assurance that the technology ultimately used by us will be covered in any additional patent applications that we may file.  We do not believe that our technology infringes on the patent rights of third parties.  However, there can be no assurance that certain aspects of our technology will not be challenged by the holders of other patents or that we will not be required to license or otherwise acquire from third parties the right to use additional technology.  The failure to overcome such challenges or obtain such licenses or rights on acceptable terms could have a material adverse impact on our results of operations and financial condition.

The processes and know-how of importance to our technology are dependent upon the skills, knowledge and experience of our technical personnel, consultants and advisors and such skills, knowledge and experience are not patentable.  To help protect our rights, we require employees, significant consultants and advisors with access to proprietary information to enter into confidentiality and proprietary rights agreements.  There can be no assurance, however, that these agreements will provide adequate protection for our trade secrets, know-how or proprietary information in the event of any unauthorized use or disclosure.  There can be no assurance that we will be able to obtain a license for any technology that we may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost.  The cost of obtaining and enforcing patent protection and of protecting proprietary technology may involve a substantial commitment of our resources.  Any such commitment may divert resources from other areas of our operations.  We may be required to license or sublicense certain technology or patents in order to commence operations.  There can be no assurance that we will be able to obtain any necessary licenses or to do so on satisfactory terms.  In addition, we could incur substantial costs in defending ourselves against suits brought by other parties for infringement of intellectual property rights and there can be no assurance that we will have the resources to do so.

We may become involved in intellectual property litigation, the defense of which could adversely impact our business operations.

Currently we have three patents in China (1) “Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing”(Patent Number ZL93 101635.5), which covers six different species of bacillus which have been tested as bio-fertilizers to enhance yield and plant health as well as the production methods of the six species.  The patent will expire on February 19, 2013. (2) “A cucumber dedicated composite anti-continuous cropping effect probiotics and their specific strains with related application” (Patent Number: ZL 2008 1 0144492.6), which will expire on August 5, 2028; and (3) “Cotton dedicated composite anti-continuous cropping effect probiotics and their special strains with related application” (Patent Number: ZL 2008 1 0144491.1), which will expire on August 5, 2028.

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

A key to our future success is the ability to produce our planned animal flu disinfector, livestock feed and bacillus series of products at lower costs than our competitors.  Although we are currently utilizing our proprietary technology to produce such products at lower costs, our method for producing such products on a commercial basis has only recently begun.  Further, although results from recent independent tests and our early production results have been encouraging, the ability of our technology to commercially produce such products at consistent levels is still being evaluated.  There can be no assurance that we will be able to produce products at lower costs than our competitors, or that our technology will be able to commercially produce such products at consistent levels.

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

As required by Section 404 of the U.S. Sarbanes-Oxley Act, our management has concluded that our internal controls over our financial reporting are ineffective as of December 31, 2011.  Any failure to implement and maintain improvements in the controls over our financial reporting, or difficulties encountered in the implementation of any improvements in our controls, could cause us to fail to meet our reporting obligations.  Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

(2) Risk Related to Our Common Stock

If an active trading market for our securities does not remain in existence, the market price of our securities may decline and stockholders’ liquidity may be reduced.

Our common stock is quoted on the OTC QB; however, trading volume is very limited.  We cannot guarantee that we will develop sufficient trading volumes to sustain a regular trading market.  The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ’s automated quotation system.  Market prices for our common stock will be influenced by a number of factors, including but not limited to: (1) the issuance of new equity securities; (2) changes in interest rates; (3) competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (4) variations in quarterly operating results; (5) change in financial estimates by securities analysts; (6) the depth and liquidity of the market for our common stock; (7) investor perceptions of our company and the ag-biotechnology industry generally; and (8) general economic and other conditions.

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

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

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

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We intend to retain any earnings to finance the growth of our business.  We cannot assure you that we will ever pay cash dividends.  Therefore, investors should not rely on an investment in our common stock if they require dividend income.  The only income in the foreseeable future such investors will receive from an investment in our common stock will come from increases in the market price of our common stock.  There can be no assurance that the market price of our common stock will increase or continue to increase, and such increases will most likely be uncertain and unpredictable.  Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

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

For example, we issued $2,450,000 of convertible notes (6% Notes) in 2006, of which $931,829 of principal have been converted into 318,398,409 shares and the balance of $1,518,171 and unpaid balance of 2% Notes of $112,917 may be converted into an estimated 9,061,600,000 shares of our common stock based on the average price of three lowest prices within 20 trading days before December 31, 2011.  We also have outstanding 6% Note Warrants to purchase 12,250,000 shares of common stock.  The conversion ratio of the 6% Notes and 2% Notes is based on the market price of our stock at any given point in time.  Consequently, the number of shares of common stock issuable upon conversion of the outstanding 6% Notes and 2% Notes and certain of our other outstanding convertible notes will increase if the market price of our stock declines.  Such debt financings may cause immediate and substantial dilution to our existing stockholders.

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

Pursuant to the securities purchase agreement in connection with the 6% Notes, we must reserve for purposes of issuance a number of shares of common stock that is no less than 110% of the number of shares of common stock issuable upon full conversion of the 6% Notes based on the average conversion price of the 6% Notes and full exercise of the 6% Note Warrants based on the average exercise price of the 6% Note Warrants.  Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the 6% Notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to allocate for conversion of the 6% Notes.  The annual meeting of stockholders of the Company for 2011 did not approve a proposed amendment of certificate of incorporation increasing the authorized shares from 400,000,000 to 800,000,000.  Given the fact that as of December 31, 2011, the Company had issued 400,000,000 shares of common stock, the Company could not repay outstanding 6% Notes by further issuing shares of common stock.  As of December 31, 2011, the amount of authorized shares does not meet the requirements as set forth by the security purchase agreement in connection with the 6% Notes.

In the future, we may have to further amend our certificate of incorporation to increase the number of authorized common stock, which could incur substantial costs.

Future sales by our stockholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our common stock in the public market could lower the market price of our common stock.  Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.  As of December 31, 2011, we had 400,000,000 shares of common stock outstanding, most of which we estimate have been held more than two years and are freely tradable under Rule 144.  In the Form SB-2 declared effective on October 30, 2006, we registered up to 27,685,365 shares of common stock for resale, which may be sold without restriction under securities laws.  In November 2007, the SEC adopted significant amendments to Rule 144, pursuant to which holding period of non-affiliates before resale of restricted shares of a reporting company has been shortened to six months.  The sale of these shares may adversely affect the market price of our common stock.

The sale of our stock under the Securities Purchase Agreement could encourage short sales by third parties, which could contribute to the future decline of our stock price.

In many circumstances, the provision of financing based on the distribution of equity/convertible notes for companies that are quoted on the OTC QB has the potential to cause a significant downward pressure on the price of common stock.  Since the registration statement for this offering is effective, the number of freely tradable shares will significantly increase, thus there is a possibility that the balance of sell side pressure would overwhelmingly exceed that of the buy side.  Consequently, the price of shares will drop considerably.  This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the equity funds raised will be used to grow our business.  Such an event could place further downward pressure on the price of our common stock.

During fiscal 2011, the lowest trading price of our common stocks was $0.0003.  There is no assurance that the share price will not further decrease.

If there are significant short sales of stock, the price decline that would result from this activity will cause the share price to decline more so which in turn may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, the price will decline significantly and quickly.  It is not possible to predict if the circumstances exist under which short sales could materialize or to what level our stock price could decline.  In some cases where companies have been subjected to short sales, their stock prices have dropped to near zero.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

In June 2002, Kiwa Shandong entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Under the agreement, we have the option to pay a fee of approximately RMB 480,000 ($72,478) per acre for the land use right at the expiration of the 10-year period.  We may not transfer or pledge the temporary land use right.  In the same agreement, we have also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of December 31, 2011, we had invested approximately $1.91 million in plant and equipment for the project.  The Company is in negotiation with Zoucheng Municipal Government to renew the agreement.  However, there is no assurance that the Company will successfully renew the agreement with Zoucheng Municipal Government.  In the future, the Company may consider moving the primary location of Kiwa Shandong’s operation to other locations in China.

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

The core ingredient of our bio-fertilizer products is bacillus spp.  Photosynthetic bacteria isone of the ingredients used in some of our products.  However, the upgrade of bio-fertilizer production facilities was not fully completed due to capital shortage.

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

On December 27, 2011, Challenge Feed’s bankruptcy administrator informed the Company that the bankruptcy court has granted the Company’s request to repossess the machinery and equipment and Kiwa Tianjin’s bio-enhanced feed production line that was positioned in Challenge Feed’s domicile. If the Company failed to repossess such machinery and equipment before December 31, 2011, the Company would then be responsible for losses resulting from any damages to the machinery and equipment after such date. On February 9, 2012, the Company sold such machinery and equipment for $8,000.

ITEM 4.  Mine Safety Disclosure

Not applicable.

Part II

ITEM 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

The Company’s common stock has been quoted on the OTC OB of the NASD under the symbol “KWBT.OB” since March 30, 2004.  During fiscal 2011, the market price for our common stock has ranged from $0.0003 to $0.0045.

The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods indicated.  The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2010	High	Low
First Quarter	$0.004	$0.002
Second Quarter	$0.0023	$0.001
Third Quarter	$0.0041	$0.0011
Fourth Quarter	$0.0045	$0.0025

Fiscal Year 2011	High	Low
First Quarter	$0.0045	$0.0021
Second Quarter	$0.004	$0.0022
Third Quarter	$0.0042	$0.0015
Fourth Quarter	$0.0027	$0.0003

Holders

As of March 30, 2012, there were approximately 435 shareholders of record of our common shares.

Dividend Policy

We have not paid any dividends on our common shares since our inception and do not anticipate that dividends will be paid at any time in the immediate future.

Equity Compensation Plan Information

The information required by Item 5 regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this report.

ITEM 6.  Selected Financial Data

Not required.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K for the fiscal year ended December 31, 2011 contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 involve known and unknown risks, uncertainties and other factors (described in “Business-Risk Factors” under Item 1) that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

Overview

The Company took its present corporate form in March 2004 when the shareholders of Tintic Gold Mining Company, a Utah public corporation (“Tintic”), entered into a share exchange transaction with the shareholders of Kiwa BVI, a privately-held British Virgin Islands corporation that left the shareholders of Kiwa BVI owning a majority of Tintic and Kiwa BVI a wholly-owned subsidiary of Tintic, see“Business - The Company” under Item 1.  For accounting purposes this transaction was treated as an acquisition of Tintic Gold Mining Company by Kiwa BVI in the form of a reverse triangular merger and a recapitalization of Kiwa BVI and its wholly owned subsidiary, Kiwa Shandong.  On July 21, 2004, we completed our reincorporation in the State of Delaware.

We have established two subsidiaries in China: (1) Kiwa Shandong in 2002, a wholly-owned subsidiary, and (2) Kiwa Tianjin in July 2006, our 80% subsidiary.  At the end of 2009, Kiwa Tianjin discontinued its business operations, because it lost possession of its primary assets including machinery and inventory, necessary to its business operations due to an unsettled dispute.  See “Legal Proceedings under Item 3. As a result, the Company has classified the bio-enhanced feed business as discontinued operations.

We generated $nil and $88,056 in revenue from continuing operations in fiscal years 2011 and 2010, respectively.  We incurred a net loss of $1,691,319 and $2,275,783 during fiscal 2011 and 2010, respectively.

Due to our limited revenues and continuous losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. Our financing activities generated $448,880 and $1,070,998 during fiscal 2011 and 2010, respectively. These funds are insufficient to execute our business plan as currently contemplated, which may result in the risks described in “Risk Factors” under Item 1-Business.

Going Concern

Overview of the Company’s Financial Condition as of December 31, 2011

As of December 31, 2011, the Company had an accumulated deficit of $20,362,032, of which, $1,691,319 and $2,275,783 were incurred during the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, we had cash and cash equivalents of $16,307 and total current assets of $42,677; at the same time, we had current liabilities of $10,593,526, denoting a current ratio (current assets divided by current liabilities) of 0.004 and a quick ratio (cash divided by current liabilities) of 0.002.  At the end of fiscal 2011, we also had long-term liabilities of $1,814,911.

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

Overview of the Company’s Operating Results for the Years Ended December 31, 2011 and 2010

During the years ended December 31, 2011 and 2010, our sales revenue from continuing operations was $nil and $88,056, respectively.  The Company’s gross profit was $nil and negative $9,466, respectively. During fiscal years 2011 and 2010, the Company’s net losses were $1,691,319 and $2,275,783, respectively.

Overview of the Company’s Cash flow Status for the Years Ended December 31, 2011 and 2010

During fiscal years ended December 31, 2011 and 2010, the net cash used in our operating activities was $499,807 and $983,280, respectively.  We also invested $nil and $424 in purchasing property and equipment for the fiscal years of 2011 and 2010, respectively.  Although the net cash provided by our financing activities was $448,880 and $1,070,998 in the fiscal years of 2011 and 2010, respectively, we had cash of only $16,307 and $32,816 on December 31, 2011 and 2010, respectively.

The Company’s Ability of Raising New Financing

Three factors have significantly impaired the Company’s ability to raise additional financing.  They are: i) no revenue, ii) continuous losses, and iii) a low share price. As of December 31, 2011, the closing price of our common stock reported by on the OTC Bulletin Board was $0.0003 and the market value of the Company was $120,000.  The Company’s obligations under the 6% Notes and the Warrants are secured by a first priority security interest in the Company’s intellectual property pursuant to an Intellectual Property Security Agreement with the Purchasers, and by a first priority security interest in all of the Company’s other assets pursuant to a Security Agreement with the Purchasers.  In addition, the Company’s Chief Executive Officer has pledged all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes and the Warrants.  As a result, the Company does not have assets to secure the obligations of new debt.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest nine fiscal years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern.  Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

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

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB8.28 to approximately US$1.00 = RMB8.11.  So far the trend of such appreciation continues; the exchange rate of U.S. Dollar against RMB on December 31, 2011 was US$1.00 = RMB6.3364.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.  In addition, you should refer to our accompanying audited balance sheets as of December 31, 2011 and 2010, and the audited statements of operations, equity movement and cash flows for the fiscal years ended December 31, 2011 and 2010, and the related notes thereto, for further discussion of our accounting policies.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment, and intangible assets.  As of December 31, 2011, the net value of property and equipment and intangible assets was $20,322 and $nil, respectively, which represented approximately 32.3% and 0% of our total assets, respectively.

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

Based on our analysis, we charged $nil and $219,118 as loss from impairment of long-lived assets during the years ended December 31, 2011 and 2010, respectively.

Fair value of warrants and options

We have adopted ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities” to recognize warrants relating to loans and warrants issued to consultants as compensation as derivative instruments in our consolidated financial statements.

We also adopted ASC Topic 718, “Share Based Payment” to recognize options granted to employees as derivative instruments in our consolidated financial statements.

We calculate the fair value of the warrants and options using the Black-Scholes Model.

Revenue Recognition

We recognize revenue for our products in accordance with FASB ASC Topic 605, “Revenue Recognition.” Sales represent the invoiced value of goods, net of value added tax, supplied to customers, and are recognized upon delivery of goods and passage of title.

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company establishes a valuation when it is more likely than not that the assets will not be recovered.

Major Customers and Suppliers

Bio-fertilizer products

During 2011, our principal business did not generate any sales revenue, thus we had no customers. We had 15 customers during fiscal 2010 and a single customer who accounted for 79.9% of our net sales for the year ended December 31, 2010.   No other single customer accounted for more than 7% of our revenues.

During 2011, we did not purchase any raw materials; hence we had no suppliers for 2011. In fiscal 2010 we had a single supplier.  Historically our existing suppliers have met our needs.  The Company does not believe that the loss of its sole supplier would impact the Company’s ability to produce its products because the raw materials used in our bio-fertilizer products are widely available from a variety of alternative sources.

Results of Operations

Net Sales

Net sales were $nil and $88,056 for the years ended December 31, 2011 and 2010, respectively. The Company had not been able to sell any of our products during fiscal 2011 and during 2010, a one-time sales transaction of $78,787 was recorded during the first quarter of 2010.

Cost of Sales

Cost of sales was $nil and $97,522 for the years ended December 31, 2011 and 2010, respectively.  The decrease in cost of sales was primarily due to a decrease in net sales.

During the years ended December 31, 2011 and 2010, the Company charged losses resulting from the disposal of obsolete inventory in the amounts of $nil and $42,721 into cost of sales, given that decisions about the timing, method,and pricing of dispositions of inventory generally are considered to be normal, recurring activities integral to the management of the ongoing business. Cost of sales excluding losses resulting from the disposal of obsolete inventory was $54,801.

Due to the unique nature of bio-fertilizer products, some of our raw materials have a shorter shelf life than chemical substances.  The Company continues to adjust its product mix.  As a result, some of its raw material inventories have become obsolete and cannot be used.  We had decided to dispose of these raw materials as obsolete inventory.

Gross Profit/Loss

Gross profit for fiscal 2011 was $nil,the Company had not been able to recognize any sales revenue during 2011.

The Company’s principal business generated gross loss of $9,466 during 2010, resulted from (1) gross profit of $33,255, the margin of net sales over cost of sales; and (2) during 2010, due to decrease of market price of our products, we charged $42,721 as provision for obsolete stocks into cost of sales.

General and Administrative

General and administrative expenses were $1,256,073 and $1,622,603 for the years ended December 31, 2011 and 2010, respectively, a decrease of $366,530 or 22.6%.  General and administrative expenses include consulting and professional fees, officers’ compensation, depreciation and amortization, salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.  The decrease mainly resulted from the reduction of our operating activities, which led to a decrease in rent, salaries, travel expenses and office expenses.  We also charged $547,835 and $491,038 of liquidated damages in connection with the 6% Notes and 2% Notes to general and administrative expenses during the years ended December 31, 2011 and 2010, respectively  (see Note 8 to the Consolidated Financial Statements).

Selling Expenses

During 2011 and 2010, selling expenses were $nil and $3,626, respectively.  Resulting from the reduction of operating activities, the Company incurred no selling expenses during 2011.

Research and Development

Research and development expenses decreased by $16,254 or 8.9% to $166,716 for the year ended December 31, 2011, compared to $182,970 for the prior comparable period.  The research and development expense mainly consists of the expenses of maintaining Kiwa-CAU R&D Centre, which began operation in July 2006 (see “Business-Intellectual Property and Product Lines- Kiwa-CAU R&D Center” under Item 1 in Part I).

Loss From Impairment of Long-lived Assets

At the end of fiscal years 2011 and 2010, we tested the recoverability of long-lived assets.  Based on our evaluation, the Company charged $nil and $219,118 to loss from impairment of long-lived assets in fiscal 2011 and 2010, respectively.

Net Interest Expenses

Net interest expense was $268,530 and $242,606 in the fiscal years of 2011 and 2010, respectively, representing an increase of $25,924 or 10.7%.  The increase in interest expenses was due to (1) an increased rate of interest on the 2% Notes from 2% per annum to 15% per annum when it became due on January 31, 2011, and (2) an increased amount of interest on credit cards and bank charges.

Other Income

Other income during the years ended December 31, 2011 and 2010 was $nil and $4,606, respectively.  This income was generated by our bio-fertilizer business.

Net Loss

Net loss for fiscal 2011 and 2010 was $1,691,319 and $2,275,783, representing a decrease of $584,464 or 25.7%.  This decrease resulted from the net effect of the following factors: (1) the gross profit for fiscal 2011 was $nil and the Company realized gross loss of $9,466 during 2010; (2) the decrease in operating expenses of $605,528 or 29.9% for the fiscal year of 2011 compared to the fiscal year 2010; (3) the increase in interest expenses of $25,924 or 10.7% for the fiscal year of 2011 compared to the fiscal year of 2010; (4) other income of $nil and $4,606 in the fiscal years of 2011 and 2010, respectively.

Comprehensive Loss

Comprehensive loss decreased by $467,685 or 19.2% to $1,972,668 for the year ended December 31, 2011, compared to $2,440,353 for the comparable period of 2010. The decrease was due to a decrease of $584,464 in net loss offset by an increase of $116,779 in other comprehensive loss.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan.  During fiscal 2011, we raised $5,824,484 in total from related parties and repaid $5,375,604 to related parties.  To some extent, these advances improved our short-term liquidity; however as of December 31, 2011, our current liabilities exceeded current assets by $10,550,849, reflecting a current ratio of 0.004:1, whereas current liabilities exceeded current assets by $8,662,240, reflecting a current ratio 0.01:1, as of December 31, 2010. The sharp downturn in our short-term liquidity was mainly due to continuous losses, which resulted in a decrease of $63,345 of current assets and an increase in current liabilities of $1,825,264 as of December 31, 2011 compared to the comparable period of 2010. During the year ended December 31, 2011 and 2010, we did not issue any shares resulting from the conversion of principal of the 6% Notes and 2% Notes into our common stock.  Since the Company does not have sufficient financial capability to repay the 6% Notes and 2% Notes and had issued all of its 400,000,000 authorized shares, the Company cannot issue additional shares to repay the 6% Notes and 2% Notes, unless the Company can obtain stockholder approval to amend its certificate of incorporation to increase the authorized shares of common stock (see Note 8 to the Consolidated Financial Statements).

As of December 31, 2011 and 2010, we had cash of $16,307 and $32,816, respectively.  The change is outlined as follows.

During the fiscal year of 2011, the net cash used in our operating activities was $499,807,compared to $983,280 for the comparable period of 2010. Such cash was mainly used for maintaining operations of a public company and working capital for our bio-fertilizer business.

During the fiscal years of 2011 and 2010, our investing activities utilized $nil and $424 in acquiring property and equipment, respectively.

During the year ended December 31, 2011, we generated cash inflow of $448,880 from financing activities, consisting of proceeds from related parties of $5,824,484, which was offset in part by repayment of $5,375,604 to related parties. During the year ended December 31, 2010, we generated cash inflow of $1,070,998 from financing activities, consisting of proceeds from related parties of $1,338,637, which was offset in part by repayment of $259,902 to related parties and long-term borrowings of $7,737.

As of December 31, 2011, we had an accumulated deficit of $20,362,032, which was made up in part of a net loss of $1,691,319 during 2011 and $2,275,783 during 2010. We do not anticipate generating sufficient positive operating cash inflow to fund our planned operations.

In 2012, we plan to focus on expanding our bio-fertilizer sales.  We will concentrate on (1) adjusting our product mix to increase the proportion of high-margin products, (2) improving our current equipment, and (3) setting up new production lines.

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

Given the facts that:

(1)	Extremely low share price. The price of the Company’s our common stocks ranged from $0.0003 to $0.0045 per share during fiscal 2011;

(2)	Continuous losses. As of December 31, 2011, we had an accumulated deficit of $20,362,032, which was made up in part of a net loss of $1,691,319 during 2011 and $2,275,783 during 2010;

(3)	Deteriorating financial situation. As of December 31, 2011 and 2010, the Company had total assets of $62,999 and $131,944, respectively, and total liabilities of $12,408,437 and $10,504,714, respectively; and

(4)	Outstanding 6% and 2% Notes. As of December 31, 2011, the amount of outstanding 6% and 2% Notes was $1,518,171, and $112,917, respectively. The 6% Notes and the 2% Notes have been in default since June 2009 and January 2011, respectively. The Company had also accrued $1,634,150 as a penalty in connection with the 6% Notes and 2% Notes.

To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Contractual Obligations

The following table describes our loan obligations as of December 31, 2011:

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Loans from related parties	$4,067,262	$4,067,262	$-	$-	$-
Convertible note payable with 2% rate (1)	112,917	112,917	-	-	-
Convertible note payable with 6% rate (2)	1,518,171	1,518,171	-	-	-

	$5,698,350	$5,698,350	$-	$-	$-

(1)	On January 31, 2011, the 2% Notes were due and in default. The default interest rate of 15% per annum was charged on the 2% Notes.

(2)	On June 29, 2009, the 6% Notes were due and in default. The default interest rate of 15% per annum was charged on the 6% Notes.

Operating lease commitments

The Company leased an office in Beijing on July 15, 2007. The operating lease agreement will expire at January 14, 2012. The monthly rental payment for the office is RMB 80,324 (approximately $12,000). Rent expense under the operating lease for the year ended December 31, 2011 and 2010 was $105,247 and $159,574, respectively. Although the operating lease agreement expires by its term on January 14, 2012, the parties elected to terminate the lease in June 30, 2011.

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expires on June 30, 2012.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of December 31, 2011 are as follows:

Fiscal Year	Amount
2012	$6,000
Total	$6,000

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $157,818) each year to fund research at the R&D Center.  The term of this agreement is ten years starting from July 1, 2006.  Prof. Qi Wang, who became one of our directors in July 2007, has acted as Director of Kiwa-CAU R&D Center since July 2006.

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, we have committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2011, we had invested approximately $1.91 million for the project.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 8, Part II.

ITEM 8.  Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this annual report.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective June 16, 2011, the Company dismissed Crowe Horwath (HK) CPA Limited (“Crowe Horwath”), the Company's independent registered public accounting firm. The decision to change accountants was approved by the Company's Board of Directors.

Crowe Horwath has been our independent registered public accounting firm since July 19, 2010. The report of Crowe Horwath on our financial statements for the fiscal year ended December 31, 2010 was modified to include an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern, but did not contain any other adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2010 and through the Current Report Form 8-K which was filed with the SEC on June 16, 2011 (the “Form 8-K”), there were: (i) no disagreements between the Company and Crowe Horwath on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Crowe Horwath would have caused it to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The Company has also provided Crowe Horwath a copy of the disclosures in the Form 8-K, and has requested that Crowe Horwath furnish it with a letter addressed to the SEC stating whether or not it agrees with the Company’s statements in the Form 8-K. A copy of the letter dated June 16, 2011, furnished by Crowe Horwath in response to that request was filed as Exhibit 16.1 to the Form 8-K.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2011, our disclosure controls and procedures were ineffective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31,2011.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of the material weakness described below, management concluded that our internal control over financial reporting was ineffective as of December 31, 2011.

The specific material weakness identified by the Company’s management as of December 31, 2011 is described as follows:

•	The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America commensurate with the Company’s financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant. The Company’s management determined that the number and nature of these significant deficiencies, when aggregated, constituted a material weakness.

•	The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

•	We currently do not have an audit committee.

Remediation Initiative

•	We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2011. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework.

•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years.  The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position	Director Since
Wei Li	51	Chief Executive Officer, Chief Financial Officer (from January 4, 2009 to February 17, 2009) and Chairman of the Board of Directors	2004
Steven Ning Ma	55	Chief Financial Officer and Chief Operating Officer (from February 18, 2009)
Lianjun Luo	42	Director	2004
Xucheng Hu	49	Director	2008
Qi Wang	45	Director and Vice President - Technical	2007
Yvonne Wang	33	Corporate Secretary
Dianyuan Song	52	Vice President - Marketing

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

Qi Wang became our Vice President - Technical on July 19, 2005 and was elected as one of our directors of the Company on July 18, 2007. Prof. Wang has also acted as Director of Kiwa-CAU R&D Center since July 2006. Prof. Wang served as a Professor and Advisor for Ph.D. students in the Department of Plant Pathology, China Agricultural University (“CAU”) since January 2005. Prior to that, he served as an assistant professor and lecturer of CAU since June 1997. He obtained his master degree and Ph.D. in agricultural science from CAU in July 1994 and July 1997, respectively. Prof. Wang received his bachelor’s degree of science from Inner Mongolia Agricultural University in July 1989. He is a committee member of various scientific institutes in China, including the National Research and Application Center for Increasing-Yield Bacteria, Chinese Society of Plant Pathology, Chinese Association of Animal Science and Veterinary Medicine. Prof. Wang’s unique expertise in the field of agriculture offers significant knowledge and experience to the Board of Directors when making critical operational decisions.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and certain other shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.  To the best of the Company’s knowledge, based solely upon a review of the copies of such reports. The Company’s annual report on Form 10-K was filed with the SEC on April 15, 2011, all other required filings were made on a timely basis.

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

Director Nominees Recommended by Stockholders

We have not implemented any changes to the procedures by which stockholders may recommend nominees to our board of directors since we last disclosed those procedures in our most recent proxy statement filed with the SEC on November 10, 2011.

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

During fiscal year 2011, the Board of Directors had three meetings in total.  All members of the Board of Directors attended all three meetings.  All members of the Board of Directors are required to attend the annual meetings of securities holders.  On December 16, 2011, all members of the Board of Directors attended the annual meetings of securities holders for 2011.

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

The Company had no officers or directors whose total compensation during either 2011 or 2010 exceeded $100,000.

Currently, the main forms of compensation provided to each of our executive officers are: (1) annual salary; (2) non-equity Incentive Plan; and (3) the granting of incentive stock options subject to approval by our Board of Directors.

Summary Compensation Table

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wei Li, CEO	2011	72,000	Nil	Nil	Nil	Nil	Nil	Nil	72,000
Wei Li, CEO	2010	72,000	Nil	Nil	Nil	Nil	Nil	Nil	72,000
Steven Ning Ma, CFO	2011	74,400	Nil	Nil	Nil	Nil	Nil	Nil	74,400
Steven Ning Ma, CFO	2010	74,400	Nil	Nil	Nil	Nil	Nil	Nil	74,400

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

On February 6, 2012, we entered into a new Employment Agreement between the Company and Mr. Wei Li, President and Chief Executive Officer of the Company for a term of three years beginning January 1, 2012. Pursuant to the Agreement Mr. Li is entitled to an annual salary of $72,000 and a performance bonus of $24,000. If Mr. Li is terminated without cause, he is entitled to a lump sum payment equal to three months’ salary.

On February 6, 2012, we entered into a new Employment Agreement between the Company and Mr. Steven Ning Ma, Chief Financial Officer of the Company for a term of three years beginning January 1, 2012. Pursuant to the Agreement Mr. Ma is entitled to an annual salary of $70,000.

There are no compensatory plans or arrangements with respect to a named executive officer that would result in payments or installments in excess of $100,000 upon the resignation, retirement or other termination of such executive officer's employment with us or from a change-in-control.

Stock Incentive Plan and Option Grants

2004 Stock Incentive Plan

On May 10, 2004, our Board of Directors approved equity incentive awards to our certain directors, officers and employees and/or consultants and adopted, subject to stockholder approval, our 2004 Stock Incentive Plan (the “Plan”).  Our stockholders approved the Plan on June 3, 2004, and an amendment to the Plan on September 12. 2006.  There are 3,047,907 shares reserved for issuance of options and other stock awards under the Plan.  The number of shares that may be granted to any participant in a fiscal year is 500,000.  Options issued under the Plan will expire not more than ten years from the date of grant.

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

No options were granted under the Plan during 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth the status of all outstanding equity awards of the Company as of December 31, 2011.

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

Option Exercises and Stock Vested

No stock options were exercised by any officers or directors during 2011 and 2010.  We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2011 and 2010.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Wei Li	Nil	Nil	Nil	Nil
Steven Ning Ma	Nil	Nil	Nil	Nil

Director Compensation for 2011

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors, and did not compensate our directors in 2011 for services performed as directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2011 certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group.  Percentage ownership is calculated based on 400,000,000 shares of our common stock outstanding as of March 30, 2012.  None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2011 about our equity compensation plans under which our equity securities are authorized for issuance.

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

Change in Control

None.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

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

Prof. Qi Wang is the Director of Kiwa-CAU R&D center and also Vice President of the Company.

ITEM 14. Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants for 2011 and 2010.

Audit Fees

Paritz & Company, P.A. audited our financial statements for year-end 2011, and reviewed our quarterly reports on Form 10-Q for the three months ended September 30, 2011 and June 30, 2011. Since we do not have a formal audit committee, our board of directors approved the engagement of Paritz & Company, P.A. before engaging its services. All of the services described below were approved by our board of directors prior to performance of such services.

The aggregate audit fees for 2011 paid and payable to Paritz & Company, P.A. were approximately $67,000. The amounts include: (1) fees for professional services rendered by Paritz & Company, P.A. in connection with the audit of our consolidated financial statements for the 2011 fiscal year; (2) reviews of our quarterly reports on the Form 10-Q for the second and third quarters of 2011 fiscal year.

Crowe Horwath (HK) CPA Limited (“Crowe Horwath”) audited our financial statements for year-end 2010, and reviewed our quarterly reports on Form 10-Q for the three months ended March 31, 2011, September 30, 2010 and June 30, 2010.

The aggregate review fees for 2011 paid to Crowe Horwath were approximately $13,000, which were fees for professional services rendered by Crowe Horwath in connection with review of our quarterly reports on the Form 10-Q for the first quarter of 2011.

The aggregate audit fees for 2010 paid and payable to Crowe Horwath were approximately $88,000. The amounts include: (1) fees for professional services rendered by Crowe Horwath in connection with the audit of our consolidated financial statements for the 2010 fiscal year; (2) reviews of our quarterly reports on the Form 10-Q for the second and third quarters of 2010 fiscal year and (3) fees for professional services rendered by AGCA, Inc. (“AGCA”) in connection with the review of quarterly report on the Form 10-Q for the first quarter of 2010.

AGCA reviewed our quarterly financial statements for the first quarter of 2010.

The aggregate review fees for 2010 paid to AGCA were approximately $12,000. The 2010 amount includes fees for the review of our quarterly report on the Form 10-Q for the first quarter of 2010.

Audit-Related Fees

Audit-related fees for 2011 and 2010 were $nil.

Tax Fees

Tax service fees billed by a tax consultant for 2011 and 2010 were $4,500 in each year.

All Other Fees

During 2010, AGCA, Inc. has charged the Company $8,500 for reissuance of audit report for fiscal year ended December 31, 2009, which has been included in this annual report.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee.  We have not adopted pre-approval policies and procedures with respect to our accountants in 2011.  All of the services provided and fees charged by our independent registered accounting firms in 2011 were approved by the board of directors.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
3.1	Certificate of Incorporation, effective as of July 21, 2004	Form 8-K filed on July 23, 2004	3.1
3.2	Bylaws, effective as of July 22, 2004	Form 8-K filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of January 9, 2009	Filed herewith	3.3
10.1	Advance Agreement by and between Wei Li and the Company dated January 10, 2008	Form 8-K filed on January 11, 2008	10.01
10.2	Stock Purchase Agreement between Kiwa Bio-Tech Products Group Corporation and Yuxin Zhou dated February 19, 2008	Form 8-K filed on February 22, 2008	10.01
10.3	Consulting Agreement between the Company and Robert Schechter dated January 10, 2008	Form 10-Q filed on August 11, 2008	10.1
10.4	Contract for Joint Venture between the Company and Hebei Huaxing Pharmaceuticals Co., Ltd. dated May 22, 2008	Form 8-K filed on May 27, 2008	10.1
10.5	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and AJW Offshore Ltd., AJW Qualified Partners LLC, AJW Partners LLC, and New Millennium Capital Partners II LLC	Form 10-Q filed on November 12, 2008	10.3
10.6	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and FirsTrust Group, Inc. dated October 7, 2008	Form 10-Q filed on November 12, 2008	10.4
10.7	2004 Stock Incentive Plan, amended in 2006	Form Pre 14A filed on July 28, 2006	Appendix A
10.8	Employment Agreement dated July 31, 2006, between the Company and Lianjun Luo	Form 8-K filed on August 7, 2006	10.02
10.9	Employment Agreement dated February 2, 2009 by and between the Company and Wei Li.	Form 8-K filed on February 2, 2009	10.1
10.10	Employment Agreement dated February 18, 2009 by and between the Company and Steven Ning Ma.	Form 8-K filed on February 19, 2009	10.1
10.11	Letter from Mao & Company, CPAs, Inc. dated June 7, 2009 to the Securities and Exchange Commission	Form 8-K filed on June 8, 2009	16.1
10.12	Letter of AGCA, Inc., dated July 19, 2010	Form 8-K filed on July 20, 2010	16.1
10.13	Letter of Crowe Horwath (HK) CPA Limited, dated June 16, 2011	Form 8-K filed on June 16, 2011	16.1
10.14	Letter of Commitment	Form 10-Q filed on August 10, 2011	10.1
10.15	Letter of Commitment	Form 10-Q filed on August 10, 2011	10.2
10.16	Lease Agreement	Form 10-Q filed on November 8, 2011	10.1
10.17	Employment Agreement dated February 6, 2012 by and between the Company and Wei Li.	Form 8-K filed on February 6, 2012	10.1
10.18	Employment Agreement dated February 6, 2012 by and between the Company and Steven Ning Ma	Form 8-K filed on February 6, 2012	10.2

14	Code of Ethics	Form 10-K filed on May 18, 2009	14.1
21	List of Subsidiaries	Form 10-KSB filed on April 2, 2007	21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
45

Kiwa Bio-Tech Products Group Corporation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 2012

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

/s/ Wei Li	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 6, 2012
Wei Li

/s/ Steven Ning Ma	Chief Financial Officer (Principal Financial and Accounting Officer)	April 6, 2012
Steven Ning Ma

/s/ Xucheng Hu	Director	April 6, 2012
Xucheng Hu

/s/ Lianjun Luo	Director	April 6, 2012
Lianjun Luo

/s/ Qi Wang	Director	April 6, 2012
Qi Wang

Kiwa Bio-Tech Products Group Corporation

47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and the Stockholders of

Kiwa Bio-Tech Products Group Corporation

We have audited the accompanying consolidated balance sheets of Kiwa Bio-Tech Products Group Corporation as of December 31, 2011 and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kiwa Bio-Tech Products Group Corporation as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 3 to the accompanying financial statements, the Company’s current liabilities substantially exceeded its current by $10,550,849 at December 31, 2011, has stockholders’ deficiency of $12,345,438 and has incurred net loss of $20,362,032 since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

April 5, 2012

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

/s/ Crowe Horwath (HK) CPA Limited

Hong Kong, China

April 15, 2011

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$16,307	$32,816
Deposits and other receivables	25,954	72,808
Current assets of discontinued operation	416	398
Total current assets	42,677	106,022
Property, plant and equipment - net	20,322	25,922
Total assets	$62,999	$131,944

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$307,322	$319,299
Advances from customers	14,125	13,514
Construction costs payable	280,172	268,060
Due to related parties - trade	552,364	422,788
Due to related parties - non-trade	3,514,898	2,898,242
Convertible notes payable	1,631,088	1,631,088
Salary payable	919,875	707,712
Taxes payable	242,120	166,255
Penalty payable	1,634,150	1,086,315
Interest payable	764,229	520,813
Other payable	619,477	625,386
Current liabilities of discontinued operation	113,706	108,790
Total current liabilities	10,593,526	8,768,262

Unsecured loans payable	1,814,911	1,736,452
Total liabilities	12,408,437	10,504,714

Stockholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at December 31, 2011 and 2010	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(20,362,032)	(18,670,713)
Accumulated other comprehensive deficiency	(476,743)	(195,394)
Total stockholders’ deficiency	(12,345,438)	(10,372,770)
Total liabilities and stockholders' deficiency	$62,999	$131,944

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Years Ended December 31,
	2011	2010
Net sales	$-	$88,056
Cost of sales	-	97,522
Gross profit/(loss)	-	(9,466)

Operating expenses
General and administrative	1,256,073	1,622,603
Selling expenses	-	3,626
Research and development	166,716	182,970
Loss from impairment of long-lived assets	-	219,118
Total operating expenses	1,422,789	2,028,317
Operating loss	(1,422,789)	(2,037,783)

Interest expense	(268,530)	(242,606)
Other income	-	4,606
Net loss before income tax	(268,530)	(2,275,783)
Income tax	-	-
Net loss	(1,691,319)	(2,275,783)

Other comprehensive loss
Translation adjustment	(281,349)	(164,570)
Total comprehensive loss	$(1,972,668)	$(2,440,353)

Net loss per common share - basic and diluted	$(0.005)	$(0.006)
Weighted average number of common shares outstanding - basic and diluted	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Kiwa Stockholders
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficits	Deficiency	interest	Total
Balance, December 31, 2009	400,000,000	$400,000	$8,093,337	$(16,394,930)	$(30,824)	$-	$(7,932,417)
Net loss	-	-	-	(2,275,783)	-	-	(2,275,783)
Foreign currency translation adjustment	-	-	-	-	(164,570)	-	(164,570)
Balance, December 31, 2010	400,000,000	$400,000	$8,093,337	$(18,670,713)	$(195,394)	$-	$(10,372,770)
Net loss	-	-	-	$(1,691,319)	-	-	$(1,691,319)
Foreign currency translation adjustment	-	-	-	-	$(281,349)		$(281,349)
Balance, December 31, 2011	400,000,000	$400,000	$8,093,337	$(20,362,032)	$(476,743)	$-	$(12,345,438)

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,691,319)	$(2,275,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,771	27,228
Impairment loss on long-lived assets	-	219,118
Provision for doubtful accounts receivables	-	2,442
Provision for penalty payable	547,835	491,038
(Gain)/Loss on disposal of inventory	-	42,721
Interest payable on convertible notes	243,416	229,984
Changes in operating assets and liabilities:
Inventories	-	(35,934)
Deposit and other receivables	50,144	61,146
Accounts payable	(26,404)	(4,290)
Salary payable	180,186	208,344
Taxes payable	68,353	75,971
Due to related parties-trade	110,473	59,089
Other payable	10,738	(84,354)
Net cash used in operating activities	(499,807)	(983,280)

Cash flows from investing activities:
Purchase of property and equipment	-	(424)
Net cash used in investing activities	-	(424)

Cash flows from financing activities:
Proceeds from related parties	5,824,484	1,338,637
Repayment to related parties	(5,375,604)	(259,902)
Repayment of long-term borrowings	-	(7,737)
Net cash provided by financing activities	448,880	1,070,998

Effect of exchange rate change	34,418	(83,243)

Cash and cash equivalents:
Net (decrease)/increase	(16,509)	4,051
Balance at beginning of year	32,816	28,765
Balance at end of year	$16,307	$32,816

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$540
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

1.	Description of Business and Organization

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

Business – The Company’s business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China. The Company has acquired technologies to produce and market bio-fertilizer.

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

Certain amounts included in the 2010 financial statement have been reclassified to conform to the 2011 financial statement presentation as follows:

(1)	The expenses associated with obsolete inventory of $42,721 was classified in other expenses, separate from operating loss in the Company’s Consolidated Statements of Operations and Other Comprehensive Loss for fiscal year ended December 31, 2010, which was included in 2010 annual reports on Form 10-K filed with the SEC on April 15, 2011. Given that decisions about the timing, method, and pricing of dispositions of inventory generally are considered to be normal, recurring activities integral to the management of the ongoing business, the Company has reclassified these amounts as a component of cost of sales. As a result, the gross profit of fiscal 2010 has changed from $33,255 to gross loss of $9,466.
(2)	The consulting and professional fees of $180,871, officers’ compensation expense of $151,435 and depreciation and amortization expense of $27,228 were presented separately in the Company’s Consolidated Statements of Operations and Other Comprehensive Loss for fiscal year December 31, 2010, which was included in 2010 annual reports on Form 10-K filed with the SEC on April 15, 2011. The Company has reclassified these amounts as components of general and administrative fees. After such reclassification, the general and administrative fees for 2010 increased to $1,622,603.

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

(3)	The impairment of long-lived assets of $219,118 was classified into other expenses, separate from operation loss in the Company’s Consolidated Statements of Operations and Other Comprehensive Loss for fiscal year ended December 31, 2010, which was included in 2010 annual reports on Form 10-K filed with the SEC on April 15, 2011. The Company has reclassified these amounts as components of operation loss. As a result of such reclassification and the reclassified mentioned above, the loss from operations has changed from $1,775,944 to $2,037,783.

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

Certain of our estimates, including evaluating the collectability of accounts receivable and the fair market value of long-lived assets, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates annually based on these conditions and record adjustments when necessary.

Cash - Cash includes cash in hand and cash in time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less.

The Company maintains cash with financial institutions in the People’s Republic of China (“PRC”) which are not insured or otherwise protected. Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Accounts Receivables - Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical chargeoffs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified.

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

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

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

Based on our analysis, the Company charged $nil and $219,118 as loss from impairment of long-lived assets during the years ended December 31, 2011 and 2010, respectively.

Fair value of warrants and options - The Company adopted ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities” to recognize warrants relating to loans and warrants issued to consultants as compensation as derivative instruments in our consolidated financial statements.  The Company also adopted ASC Topic 718, “Share Based Payment” to recognize options granted to employees as derivative instruments in our consolidated financial statements.  The Company calculates the fair value of the warrants and options using the Black-Scholes Model.

Revenue Recognition – The Company recognizes revenue for our products in accordance with FASB ASC Topic 605, “Revenue Recognition.” Sales represent the invoiced value of goods, net of value added tax, supplied to customers. Sales are recognized upon delivery of goods to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Shipping and Handling Costs - Substantially all costs of shipping and handling of products to customers are included in selling. Shipping and handling costs for the years ended December 31, 2011 and 2010 were $nil and $924, respectively.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Foreign Currency Translation and Other Comprehensive Income - The Company uses United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. However, the Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted. In general, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and the statement of cash flow are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

Other comprehensive income for the year ended December 31, 2011 and 2010 represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of December 31,
	2010	2011
Balance sheet items, except for equity accounts	6.6227	6.3364

	Year ended December 31,
	2010	2011
Items in the statements of income	6.7695	6.4653

Advertising Costs - The Company charges all advertising costs to expense as incurred.  The total amounts of advertising costs charged to selling, general and administrative expense were $nil and $770 for the years ended December 31, 2011 and 2010, respectively.

Research and Development Costs - Research and development costs are charged to expense as incurred.  During the years ended December 31, 2011 and 2010, research and development costs were $166,716 and $182,970, respectively.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss attributable to Kiwa stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes dilutive effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of December 31, 2011 and 2010, potentially dilutive securities aggregated 9,228,310,626 and 1,313,837,238 shares of common stock, respectively.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010.

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

Recent accounting pronouncements adopted

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Trouble Debt Restructuring. Under the amendments of this ASU, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession; 2) the debtor is experiencing financial difficulties. The amendments also clarify the guidance on a creditor’s evaluation of whether it has granted a concession and on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. This ASU is effective for interim and annual periods beginning on or after June 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Under the amendments of this ASU will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This ASU is effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. Under the amendments of this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In September 2011, the FASB issued ASU No. 2011-08, Intangible – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. Under the amendments of this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

3.	Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2011, the Company’s current liabilities substantially exceeded its current assets by $10,550,849. The Company had no sales during the year ended December 31, 2011, had an accumulated deficit of 20,362,032 and stockholders’ deficiency of 12,945,438. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	December 31,
	2011	2010
Property, Plant and Equipment
Buildings	$1,339,622	$1,281,711
Machinery and equipment	609,660	583,304
Automobiles	87,791	83,994
Office equipment	107,317	102,670
Computer software	22,830	21,842
Property, plant and equipment - total	$2,167,220	$2,073,521
Less: accumulated depreciation	(763,319)	(723,836)
Less: impairment on long-lived assets	(1,383,579)	(1,323,763)
Property, plant and equipment - net	$20,322	$25,922

The building is on a piece of land the use right of which was granted to Kiwa Bio-Tech Products (Shandong) Co., Ltd. by local government free for 10 years and then for another 20 years on a fee calculated according to Kiwa Shandong's net profit.  Since Kiwa Shandong did not generate any net profit, no fee is payable.

Depreciation expense was $6,771 and $27,228 for the years ended December 31, 2011 and 2010, respectively.

Impairment on long-lived assets was $nil and $219,118 for the years ended December 31, 2011 and 2010, respectively.

All of our property, plant and equipment have been held as collateral to secure the 6% Notes (see Note 8).

5.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of bio-fertilizer facility in Shandong.  The balance of construction costs payable as of December 31, 2011 and 2010 was $280,172 and $268,060, respectively.

6.	Related Party Transactions

Amounts due to related parties consisted of the following as of December 31, 2011 and December 31, 2010:

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

Item	Nature	Notes	December 31,
			2011	2010
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$3,203,190	$2,710,605
Kangtai International Logistics (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(12,792)	(46,863)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	324,500	234,500
Subtotal			3,514,898	2,898,242

Kiwa-CAU R&D Center	Trade	(4)	552,364	422,788
Subtotal			552,364	422,788
Total			$4,067,262	$3,321,030

(1) Mr. Li

Mr. Li is the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company.

Advances and Loans

As of December 31, 2010, the balance due to Mr. Li for advances made was $2,710,605.  During the year ended December 31, 2011, Mr. Li advanced an additional $5,736,534 to the Company and was repaid $5,247,504.  As of December 31, 2011, the balance due to Mr. Li was $3,203,190.  Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

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

On December 31, 2010, the amount due from Kangtai was $46,863.  The balance due from Kangtai on December 31, 2011 was $12,792.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2010, the amount due to Ms. Wang was $234,500. Pursuant to a letter of commitment dated December 31, 2010, during the year ended December 31, 2011, Ms. Wang advanced $90,000 to the Company. As of December 31, 2011, the amount due to Ms. Wang was $324,500. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

In November 2006, Kiwa and China Agricultural University (the “CAU”) agreed to jointly establish a new research and development center, named Kiwa-CAU R&D Center.  The term of the agreement was ten years commencing July 1, 2006.

•	Pursuant to the agreement, Kiwa agree to invest RMB 1 million (approximately $157,818) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, a director of the Company, is also the director of Kiwa-CAU R&D Center.

During the year ended December 31, 2011 and 2010, $166,716 and $182,970 was charged to research and development expenses under the agreement with Kiwa-CAU R&D Center. The Company paid $111,666 and $47,345 to Kiwa-CAU R&D Center in the year 2010 and 2011, respectively.

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

7.	Unsecured Loans Payable

The balance of unsecured loans payable was $1,814,911 and $1,736,452 as of December 31, 2011 and December 31, 2010, respectively.  The change in the balances at December 31, 2011 to December 31, 2010 arose from the effect of changes in the exchange rates prevailing at the balance sheet dates.  Unsecured loans payable consisted of the following as of December 31, 2011 and December 31, 2010:

	December 31,
Item	2011	2010
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,420,365	$1,358,962
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	394,546	377,490
Total	$1,814,911	$1,736,452

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

According to the Company’s project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility.  Under the agreement, the Company has the option to pay a fee of RMB480,000 ($75,753) per acre for the land use right after the 10-year period which expires in May 2012.  The Company may not transfer or pledge the temporary land use right.  The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province.  As of December 31, 2011, the Company invested approximately $2 million for the property, plant and equipment of the project and these assets were impaired as of December 31, 2011.

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

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants. Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of December 31, 2011 and December 31, 2010, the Company has accrued a penalty of $1,634,150 and $1,086,315 respectively, of which $547,835 and $491,038 was included in general and administrative expenses for the twelve months ended December 31, 2011 and 2010, respectively.

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

Black and Scholes Model Assumption			Details of Outstanding Warrants
Expected dividend	Expected volatility	Risk- free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares	Closing price December 31, 2011	Fair value of warrants/options determined by Black and Scholes model
-	71%	0.31%	1.5	$0.45	12,250,000	$0.0003	-

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

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which fell due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far. The outstanding principal balance on the 2% Notes was $112,917 as of December 31, 2011.

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

Notes to Consolidated Financial Statements

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

During the twelve months ended December 31, 2011, the Purchasers converted nil principal and nil interest into shares of common stock. As of December 31, 2011, the face amount of the 6% Notes outstanding was $1,518,171.

During twelve months ended December 31, 2011, interest of $227,726 and $15,691 was accrued on the 6% Notes and the 2% Notes, respectively. During the year ended December 31, 2010, interest of $227,726 and $2,258 was accrued on the 6% Notes and the 2% Notes, respectively.

Unpaid interest of $764,229 and $520,813 was included in other payable on the balance sheet as of December 31, 2011 and 2010, respectively.

On January 31, 2011, the 2% Notes were also due. The Company informed the Purchasers of its inability to repay the outstanding balance on the due date. Therefore, the 2% Notes are in default and the default interest rate of 15% per annum is being charged on the 2% Notes.

9.	Stock-based Compensation

Summary of options issued and outstanding at December 31, 2011 and 2010 and the movements during the years then ended are as follows:

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2009	1,232,600	$0.175	$-	8
Exercised	-	-		-
Expired	-	-		-
Forfeited	-			-
Outstanding at December 31, 2010	1,232,600	$0.175	$-	7
Exercised	-	-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at December 31, 2011	1,232,600	$0.175	$-	6
Exercisable at December 31, 2011	1,232,600	$0.175	$-	6

(1)	The market value of the Company’s common stock at December 31, 2011 was $0.0003 per share. The outstanding options had no intrinsic value at December 31, 2011.

The Company has adopted ASC Topic 718 effective as of January 1, 2006.  The fair value of the options granted at the grant date was determined to be $320,154 (approximately $0.16 per share), calculated pursuant to the Black-Scholes option pricing model.  The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method.  Unamortized fair value of stock options granted to those who separated from the Company has been charged to expense, while the options returned to the Company.  During the years ended December 31, 2011 and 2010, $nil was charged to expense.

10.	Income Tax

In accordance with the current tax laws in China, Kiwa Shandong and Kiwa Tianjin would normally be subject to a corporate income tax rate of 25% on its taxable income. However, after the Enterprise Income Tax Law of the PRC promulgated on March 16, 2007 took effect on January 1, 2008, Kiwa Shandong and Kiwa Tianjin have continued to be entitled to a preferential tax treatment: an EIT holiday for the two years ended December 31, 2008 and 2009 and a 50% reduction on the EIT rate for the three years ended December 31, 2010, 2011 and 2012. Fiscal years 2008 and 2009 will be regarded as the first and second profitable years for determining eligibility of these benefits even if Kiwa Shandong or Kiwa Tianjin have not been profitable in 2008 or 2009. Kiwa Shandong and Kiwa Tianjin have not provided for any corporate income taxes since they had no taxable income for the years ended December 31, 2011 and 2010.

No provision for other overseas taxes is made as the Company has no taxable income in the U.S.

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2011	2010

Pre-tax loss	$(1,691,319)	$(2,275,783)

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	575,048	773,766
Reconciling items:
Rate differential for PRC earnings	(51,608)	(106,034)
Loss not recognized as deferred tax assets	(477,945)	(609,645)
Non-deductible expenses and non-reportable income	(45,495)	(58,087)
Effective tax expense	$-	$-

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

The Company had deferred tax assets as follows:

	December 31 2011	December 31 2010

Net operating losses carried forward	$5,314,283	$5,327,606
Less: Valuation allowance	(5,314,283)	(5,327,606)

Net deferred tax assets	$-	$-

As of December 31, 2011 and 2010, the Company had approximately $17,500,000 and $17,880,000, net operating loss carryforwards available to reduce future taxable income, respectively.  Net operating loss of the Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Shandong and Kiwa Tianjin could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more-likely-than-not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2011 and 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of December 31, 2011 and 2010.

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

11.	Concentration

A single customer accounted for 0% and 79.9% of our net sales for the years ended December 31, 2011 and 2010, respectively.

12.	Commitments and Contingencies

The Company has the following material contractual obligations:

(1)	Operating lease commitments

The Company leased an office in Beijing on July 15, 2007. The operating lease agreement will expire on January 14, 2012. The monthly rental payment for the office is RMB 80,324 (approximately $12,000). Rent expense under the operating lease for the years ended December 31, 2011 and 2010 was $105,247 and $159,574, respectively. Although the operating lease agreement expires by its term on January 14, 2012, the parties elected to terminate the lease on June 30, 2011.

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expires on June 30, 2012.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of December 31, 2011 are as follows:

Fiscal Year	Amount
2012	$6,000
Total	$6,000

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

(2)	Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $157,818) each year to fund research at the R&D Center.  The term of this agreement is ten years starting from July 1, 2006.  Prof. Qi Wang, who became one of our directors in July 2007, has acted as the Director of Kiwa-CAU R&D Center since July 2006.

(3)	Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, we have committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2011, we had invested approximately $1.91 million for the project.

13.	Discontinued Operation

The consolidated balance sheets at December 31, 2011 and 2010 reflected the assets and liabilities of the bio-enhanced feed business segment as a discontinued operation.  The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at December 31, 2011 and 2010, respectively:

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$416	$398
Total assets	$416	$398

Liabilities
Due to related parties-trade	$34,515	$33,023
Salary payable	79,191	75,767
Total liabilities	$113,706	$108,790

The income statement for the year ended December 31, 20110 and 2010 reflected the bio-enhanced feed business segment as a discontinued operation.  The following results of operations of the bio-enhanced feed business are presented as a loss from a discontinued operation in the consolidated statements of operations:

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

Year Ended December 31,
	2011	2010
Net sales	$-	$-
Gross profit	-	-
Operating expenses	-	-
Operating loss	-	-
Interest expense	-	-
Impairment on long-lived assets	-	-
Loss from discontinued operation	-	-
Non-controlling interest	-	-
Net loss from discontinued operations attributable to Kiwa stockholders	$-	$-

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

On December 27, 2011, Challenge Feed’s bankruptcy administrator informed the Company the bankruptcy court had agreed on the Company’s request of repossessing machinery and equipment and Kiwa Tianjin’s bio-enhanced feed production lines that were positioned in Challenge Feed’s domicile before December 31, 2011. On February 9, 2012, the Company sold such machinery and equipment for $8,000.

