Form 10-Q
period 2012-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2012-05-21
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 21, 2012
Common Stock, $0.001 par value per share	400,000,000 shares

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,783	$16,307
Deposits and other receivables	26,305	25,954
Current assets of discontinued operation	418	416
Total current assets	31,506	42,677
Property, plant and equipment - net	19,164	20,322
Total assets	$50,670	$62,999
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$309,219	$307,322
Advances from customers	14,212	14,125
Construction costs payable	281,902	280,172
Due to related parties - trade	563,716	552,364
Due to related parties - non-trade	3,647,493	3,514,898
Convertible notes payable	1,631,088	1,631,088
Salary payable	972,075	919,875
Taxes payable	259,171	242,120
Penalty payable	1,780,309	1,634,150
Interest payable	825,226	764,229
Other payable	562,199	619,477
Current liabilities of discontinued operation	114,408	113,706
Total current liabilities	10,961,018	10,593,526

Unsecured loans payable	1,826,122	1,814,911
Total liabilities	12,787,140	12,408,437

Stockholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at March 31, 2012 and December 31, 2011	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(20,711,387)	(20,362,032)
Accumulated other comprehensive deficiency	(518,420)	(476,743)
Total stockholders’ deficiency	(12,736,470)	(12,345,438)
Total liabilities and stockholders' deficiency	$50,670	$62,999

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
General and administrative	246,432	376,710
Research and development	39,763	37,976
Total operating expenses	286,195	414,686
Operating loss	(286,195)	(414,686)

Interest expense	(63,160)	(61,953)
Net loss before income tax	(349,355)	(476,639)
Income tax	-	-
Net loss	(349,355)	(476,639)

Other comprehensive loss
Translation adjustment	(41,677)	(59,311)
Total comprehensive loss	$(391,032)	$(535,950)

Net loss per common share - basic and diluted	$(0.001)	$(0.001)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(349,355)	$(476,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,284	1,831
Provision for penalty payable	146,159	131,452
Interest payable on convertible notes	60,997	59,081
Changes in operating assets and liabilities:
Deposit and other receivables	(191)	3,177
Salary payable	50,159	49,636
Taxes payable	15,555	19,514
Due to related parties-trade	7,940	37,975
Other payable	(57,278)	19,408
Net cash used in operating activities	(124,730)	(154,565)

Cash flows from financing activities:
Proceeds from related parties	4,141,510	149,250
Repayment to related parties	(4,030,647)	(4,815)
Net cash provided by financing activities	110,863	144,435
Effect of exchange rate change	2,343	(9,068)

Cash and cash equivalents:
Net decrease	(11,524)	(19,198)
Balance at beginning of period	16,307	32,816
Balance at end of period	$4,783	$13,618

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Business –The Company’s business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China. The Company has acquired technologies to produce and market bio-fertilizer and bio-enhanced feed products.

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

As of March 31, 2012, the Company had cash of $4,783. The Company had an accumulated deficit of $20,711,387, and incurred net losses of $349,355 during the three months ended March 31, 2012. This trend is expected to continue. These factors create substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summaries of Significant Accounting Policies

Principle of consolidation - These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries and also its majority-owned subsidiary. All significant inter-company balances or transactions are eliminated on consolidation.

Basis of preparation - These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year or any other periods. The (a) consolidated balance sheet as of December 31, 2011, which was derived from audited financial statements, and (b) the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include the bad debt provision, impairment of inventory and long-lived assets, depreciation and amortization, valuation allowance of deferred tax assets and fair value of warrants and options.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of March 31, 2012		As of December 31, 2011
Balance sheet items, except for equity accounts	US$	1=RMB6.2975	US$	1=RMB6.3364

	Three months ended March 31,
	2012		2011
Items in the statements of income and cash flows	US$	1=RMB6.3099	US$	1=RMB6.5832

Research and development costs - Research and development costs are charged to expense as incurred.

Impairment of Long-Lived Assets - We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. Based on our analysis, no further impairment on long-lived assets was charged during the three months ended March 31, 2012.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of March 31, 2012, potentially dilutive securities aggregated 4,050,253,483 shares of common stock.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011.

3.	Related Party Transactions

Amounts due to related parties consisted of the following as of March 31, 2012 and December 31, 2011:

Item	Nature	Notes	March 31, 2012	December 31, 2011

M r. Wei Li ("M r. Li") Kangtai International Logistics (Beijing) Co., Ltd.	Non-trade	(1)	$3,318,951	$3,203,190
("Kangtai")	Non-trade	(2)	(12,958)	(12,792)
M s. Yvonne Wang ("M s. Wang")	Non-trade	(3)	341,500	324,500
Subtotal			3,647,493	3,514,898

Kiwa-CAU R&D Center	Trade	(4)	563,716	552,364
Subtotal			563,716	552,364
Total			$4,211,209	$4,067,262

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2011, the remaining balance due Mr. Li was $3,203,190. During the three months ended March 31, 2012, Mr. Li paid various expenses on behalf of the Company. As of March 31, 2012, the balance due Mr. Li was $3,318,951. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes. (See Note 4 below).

(2) Kangtai

Kangtai, formerly named China Star Investment Management Co., Ltd., Kangtai International Logistics (Beijing) Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2011, the amount due from Kangtai was $12,792. The balance due from Kangtai on March 31, 2012 was $12,958.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

On December 31, 2011, the amount due Ms. Wang was $324,500. During the three months ended March 31, 2012, Ms. Wang paid various expenses on behalf of the Company. As of March 31, 2012, the amount due Ms. Wang was $341,500. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agree to invest RMB 1 million (approximately $158,793) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2011, the amount due to Kiwa-CAU R&D Center was $552,364. As of March 31, 2012, the outstanding balance due Kiwa-CAU R&D Center was $563,716.

4.	Convertible Notes Payable

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants. Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of March 31, 2012 and December 31, 2011, the Company has accrued a penalty of $1,780,309 and $1,634,150 respectively, of which $146,159 and $131,452 was included in general and administrative expenses for the three months ended March 31, 2012 and 2011, respectively.

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

Black and Scholes Model Assumption			Details of Outstanding Warrants
Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares	Closing price March 31, 2012	Fair value of warrants/options determined by Black and Scholes model
-	75%	0.31%	1.25	$0.45	12,250,000	$0.0014	-

The expected volatility was determined based on the historic quoted market price of the common stock over the last 12 months. Risk free interest rate was determined based on the quoted US treasury rate under the same expected term with each corresponding financial instrument. Based on the calculation, the fair value of outstanding warrants was zero.

As of March 31, 2012, there were 12,250,000 warrants outstanding which will expire in 2013.

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which fell due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far. The outstanding principal balance on the 2% Notes was $112,917 as of March 31, 2012.

During the three months ended March 31, 2011, the Purchasers converted nil principal and nil interest into shares of common stock. As of March 31, 2011, the face amount of the 6% Notes outstanding was $1,518,171.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

During three months ended March 31, 2012, interest of $56,775 and $4,223 was accrued on the 6% Notes and the 2% Notes, respectively. During the same period of 2011, interest of $56,152 and $2,930 was accrued on the 6% Notes and the 2% Notes, respectively.

Unpaid interest of $825,226 and $764,229 was included on the balance sheet as of March 31, 2012 and December 31, 2011, respectively.

5.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at March 31, 2011 and the movements during the three months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2011	1,232,600	$0.175	$-	6
Exercised	-	-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at March 31, 2012	1,232,600	$0.175	$-	4.75
Exercisable at March 31, 2012	1,232,600	$0.175	$-	4.75

(1)	The market value of the Company’s common stock at March 31, 2012 was $0.0014 per share. The outstanding options had no intrinsic value at March 31, 2012.

6.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expires on June 30, 2012.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of March 31, 2012 are as follows:

Fiscal Year	Amount
2012	$3,000
Total	$3,000

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $152,523) each year to fund research at the R&D Center. The term of this Agreement is ten years starting from July 1, 2006. Qi Wang, one of our directors commencing in July 2007 has acted as Director of Kiwa-CAU R&D Center since July 2006.

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of March 31, 2012, the Company had invested approximately $2 million for the project.

7.	Discontinued Operation

In accordance with the provisions of ASC topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the disposal of the Company’s bio-enhanced feed business segment is presented as assets and liabilities of a discontinued operation.

The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$418	$416
Total assets	$418	$416

Liabilities
Due to related parties-trade	$34,728	$34,515
Salary payable	79,680	79,191
Total liabilities	$114,408	$113,706

The Company’s operations of bio-enhanced feed business had no sales and expense transactions since the quarter ended March 31, 2011.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

8.	Income Tax

No provision for taxes is made as the Company and its subsidiaries do not have any taxable income in the U.S., the British Virgin Islands or the PRC.

The Company had deferred tax assets as follows:

	March 31,	December 31
	2012	2011

Net operating losses carried forward	$5,457,004	5,327,606
Less: Valuation allowance	(5,457,004)	(5,327,606)

Net deferred tax assets	$-	$-

The net operating losses carried forward were approximately $20 million at March 31, 2012, which will expire between 2012 and 2022. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

9.	Subsequent event

The Company has evaluated subsequent events through the date that these financial statements were issued and determined that there were no subsequent events to disclose in these financial statements.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2012 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated nil in revenue in the three months ended March 31, 2012 and 2011, respectively. We incurred a net loss of $349,355 and $476,639 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Company had cash of $4,783. Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the three months ended March 31, 2012, net amount advanced by related parties, net of repayment to related parties was $110,863 in total. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of March 31, 2012, we had an accumulated deficit of $20,711,387, of which $349,355 was incurred during the three months ended March 31, 2012. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of March 31, 2012, our current liabilities were $10,961,018, which exceeded current assets by $10,929,512, representing a current ratio of 0.004; comparably, on December 31, 2011, our current liabilities exceeded current assets by $10,550,849, resulting in a current ratio of 0.005. The 6% Notes became due on June 29, 2009. The 2% Notes became due on January 31, 2011. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

Major Customers and Suppliers

Bio-fertilizer Products

As of March 31, 2012 and 2011, we had no customers. During first quarter of 2012 and 2011, we had no suppliers.

Results of Operations

Results of Operations for Three Months Ended March 31, 2012 and 2011

Net Sales

Net sales were nil for the three months ended March 31, 2012 and 2011, respectively. The Company did not generate any sales revenue during the first quarter of 2012 and 2011 mainly due to severe market conditions.

Cost of Sales

Cost of sales were nil during first quarter of 2012 and 2011. This was mainly due to no net sales.

Gross Profit

Gross profit for the three months ended March 31, 2012 and 2011 were nil, since there were no net sales during both periods.

General and Administration

General and administration expenses for three months ended March 31, 2012 and 2011 were $246,432 and $376,710, respectively, representing a $130,278 or 34.6% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $146,159 for three months ended March 31, 2012, increased by $14,706 compared to $131,452 of the same period of 2011. The decrease in general and administrative expenses was mainly due to tight control over such expenses under tight cash flow circumstances.

Selling Expenses

The Company incurred no selling expenses during the first quarter of 2012 and 2011, respectively.

Research and Development

Research and development expense for the three months ended March 31, 2012 reflected a slight increase of $1,787 or 4.7% from $37,976 in the three months ended March 31, 2011 to $39,763 for the same period of 2012.

Interest Expenses

Net interest expense was $61,953 in the three months ended March 31, 2011 and $63,160 in the same period of 2012, representing a $1,207 or 1.9% increase. The increase in interest expenses was due to increased rate of interest on the 2% Notes from 2% per annum to 15% per annum when it became due on January 31, 2011.

Net Loss

During the three months ended March 31, 2011, net loss was $476,639, comparing with $349,355 for the same period of 2012, representing a decrease of $127,284 or 26.7%. This decrease resulted from decrease in operating expenses of $128,491 or 31.0%; (3) increase in interest expenses of $1,207 or 1.9%.

Comprehensive Loss

Comprehensive loss decreased by $144,918 or 27.0% to $391,032 for the three months ended March 31, 2012, as compared to $535,950 for the comparable period of 2011. This increase resulted from a decrease in translation adjustments of $17,634 in addition to reasons stated above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the three months ended March 31, 2012, amount related parties advanced to the Company, net of repayment by the Company to related parties was $110,863. As of March 31, 2012, our current liabilities exceeded current assets by $10,929,512, reflecting a current ratio of 0.004:1. Comparably, as of December 31, 2011, our current liabilities exceeded current assets by $10,550,849, denoting a current ratio of 0.005:1.

As of March 31, 2012 and December 31, 2011, we had cash of $4,783 and $16,307, respectively. Changes in cash balances are outlined as follows:

During the three months ended March 31, 2012, our operations utilized cash of $124,730 as compared with $154,565 in the same period of 2011. Cash was mainly used for working capital for public company operation.

During the three months ended March 31, 2012 and 2011, we invested nil for investing activities.

During the first quarter of 2012, our financing activities incurred net cash inflow of $110,863, all of them are generated from advances or loans from related parties, net of repayment to related parties. During the three months ended March 31, 2011, we generated $144,435 from financing activities, consisting of loans from related parties of $149,250, which was offset by repayment of $4,815 to related parties.

Currently, we have insufficient cash resources to accomplish our objectives and also do not anticipate generating sufficient positive operating cash inflow in the rest of 2012 to fund our planned operations. We are actively looking for new sources of capital. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Commitments and Contingencies

See Note 6 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of March 31, 2012, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of March 31, 2012. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.

The specific material weakness identified by the Company’s management as of March 31, 2012 are described as follows:

—	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
—	We currently do not have an audit committee.

Remediation Initiative

—	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2012. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
—	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition, or future results.During the three months ended March 31, 2012, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 4.   Mine safety disclosures

Not applicable.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li	May 21, 2012 Chief Executive Officer and Chairman of the Board ofDirectors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	May 21, 2012 Chief Financial Officer
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)

