Form 10-Q
period 2012-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2012-08-17
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2012
Common Stock, $0.001 par value per share	400,000,000 shares

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,268	$16,307
Deposits and other receivables	26,073	25,954
Current assets of discontinued operation	415	416
Total current assets	30,756	42,677
Property, plant and equipment - net	17,825	20,322
Total assets	$48,581	$62,999
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$306,515	$307,322
Advances from customers	14,088	14,125
Construction costs payable	279,439	280,172
Due to related parties - trade	598,143	552,364
Due to related parties - non-trade	3,659,898	3,514,898
Convertible notes payable	1,631,088	1,631,088
Salary payable	1,019,074	919,875
Taxes payable	272,326	242,120
Penalty payable	1,930,128	1,634,150
Interest payable	886,226	764,229
Other payable	552,742	619,477
Current liabilities of discontinued operation	113,409	113,706
Total current liabilities	11,263,076	10,593,526

Unsecured loans payable	1,810,169	1,814,911
Total liabilities	13,073,245	12,408,437

Stockholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at June 30, 2012 and December 31, 2011	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(21,057,712)	(20,362,032)
Accumulated other comprehensive deficiency	(460,289)	(476,743)
Total stockholders’ deficiency	(13,024,664)	(12,345,438)
Total liabilities and stockholders' deficiency	$48,581	$62,999

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$-	$-	-	-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
General and administrative	243,670	334,701	490,102	711,481
Research and development	39,491	40,317	79,254	78,284
Total operating expenses	283,161	375,018	569,356	789,765
Operating loss	(283,161)	(375,018)	(569,356)	(789,765)

Interest expense	(63,164)	(78,226)	(126,324)	(140,179)

Net loss before income tax	(346,325)	(453,244)	(695,680)	(929,944)
Income tax	-	-	-	-
Net loss	(346,325)	(453,244)	(695,680)	(929,944)

Other comprehensive loss
Translation adjustment	58,131	(83,936)	16,454	(143,186)
Total comprehensive loss	$(288,194)	$(537,180)	(679,226)	(1,073,130)

Net loss per common share - basic and diluted	$(0.0009)	$(0.001)	(0.002)	(0.002)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(695,680)	$(929,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,454	3,640
Provision for penalty payable	295,978	266,551
Interest payable on convertible notes	121,997	120,079
Changes in operating assets and liabilities:
Deposit and other receivables	(187)	46,398
Accounts payable	-	17,406
Salary payable	101,603	106,087
Taxes payable	30,839	40,531
Due to related parties-trade	47,222	40,776
Other payable	(66,735)	(60,454)
Net cash used in operating activities	(162,509)	(348,930)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	146,951	428,243
Net cash provided by financing activities	146,951	428,243
Effect of exchange rate change	3,519	(94,105)

Cash and cash equivalents:
Net decrease	(12,039)	(14,792)
Balance at beginning of period	16,307	32,816
Balance at end of period	$4,268	$18,024

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

As of June 30, 2012, the Company had cash of $4,268. The Company had an accumulated deficit of $21,057,712 and incurred net losses of $695,680 during the six months ended June 30, 2012. This trend is expected to continue. These factors create substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of preparation - These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year or any other periods. The (a) consolidated balance sheet as of December 31, 2011, which was derived from audited financial statements, and (b) the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of June 30, 2012	As of December 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB6.3530	US$1=RMB6.3364

	Three months ended June 30,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB6.3305	US$1=RMB6.5011

Research and development costs - Research and development costs are charged to expense as incurred.

Impairment of Long-Lived Assets - We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. Based on our analysis, no further impairment on long-lived assets was charged during the six months ended June 30, 2012.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of June 30, 2012, potentially dilutive securities aggregated 4,991,370,471 shares of common stock.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011.

3.	Related Party Transactions

Amounts due to related parties consisted of the following as of June 30, 2012 and December 31, 2011:

Item	Nature	Notes	June 30, 2012	December 31, 2011
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$3,313,620	$3,203,190
Kangtai International Logistics (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(12,722)	(12,792)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	359,000	324,500
Subtotal			3,659,898	3,514,898

Kiwa-CAU R&D Center	Trade	(4)	598,143	552,364
Subtotal			598,143	552,364
Total			$4,258,041	$4,067,262

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2011, the remaining balance due Mr. Li was $3,203,190. During the six months ended June 30, 2012, Mr. Li paid various expenses on behalf of the Company. As of June 30, 2012, the balance due Mr. Li was $3,313,620. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

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

On December 31, 2011, the amount due from Kangtai was $12,792. The balance due from Kangtai on June 30, 2012 was $12,722.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

On December 31, 2011, the amount due Ms. Wang was $324,500. During the six months ended June 30, 2012, Ms. Wang paid various expenses on behalf of the Company. As of June 30, 2012, the amount due Ms. Wang was $359,000. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agree to invest RMB 1 million (approximately $157,000) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2011, the amount due to Kiwa-CAU R&D Center was $552,364. As of June 30, 2012, the outstanding balance due Kiwa-CAU R&D Center was $598,143.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants. Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of June 30, 2012 and December 31, 2011, the Company has accrued a penalty of $1,930,128 and $1,634,150 respectively, of which $149,819 and $135,099 was included in general and administrative expenses for the three months ended June 30, 2012 and 2011, respectively.

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

Black and Scholes Model Assumption			Details of Outstanding Warrants
Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares	Closing price June 30, 2012	Fair value of warrants/options determined by Black and Scholes model
-	75%	0.31%	1.00	$0.45	12,250,000	$0.0007	-

The expected volatility was determined based on the historic quoted market price of the common stock over the last 12 months. Risk free interest rate was determined based on the quoted US treasury rate under the same expected term with each corresponding financial instrument. Based on the calculation, the fair value of outstanding warrants was zero.

As of June 30, 2012, there were 12,250,000 warrants outstanding which will expire in 2013.

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which fell due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far. The outstanding principal balance on the 2% Notes was $112,917 as of June 30, 2012.

During the six months ended June 30, 2011, the Purchasers converted nil principal and nil interest into shares of common stock. As of June 30, 2011, the face amount of the 6% Notes outstanding was $1,518,171.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

During six months ended June 30, 2012, interest of $113,551 and $8,446 was accrued on the 6% Notes and the 2% Notes, respectively. During the same period of 2011, interest of $112,927 and $7,152 was accrued on the 6% Notes and the 2% Notes, respectively.

Unpaid interest of $886,226 and $764,229 was included on the balance sheet as of June 30, 2012 and December 31, 2011, respectively.

5.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at June 30, 2012 and the movements during the six months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2011	1,232,600	$0.175	$-	6
Exercised	-	-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at June 30, 2012	1,232,600	$0.175	$-	4.5

Exercisable at June 30, 2012	1,232,600	$0.175	$-	4.5

(1)	The market value of the Company’s common stock at June 30, 2012 was $0.0007 per share. The outstanding options had no intrinsic value at June 30, 2012.

6.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expired on June 30, 2012. On June 30, 2012, the sublease was renewed for another one year term, which expires on June 30, 2013.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of June 30, 2012 are as follows:

Fiscal Year	Amount
2012	$6,000
2013	6,000
Total	$12,000

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

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of June 30, 2012, the Company had invested approximately $2 million for the project.

7.	Discontinued Operation

In accordance with the provisions of ASC topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the disposal of the Company’s bio-enhanced feed business segment is presented as assets and liabilities of a discontinued operation.

The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$415	$416
Total assets	$415	$416

Liabilities
Due to related parties-trade	$34,425	$34,515
Salary payable	78,984	79,191
Total liabilities	$113,409	$113,706

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

In July 2012, Kiwa Tianjin has been closed down.

8.	Income Tax

No provision for taxes is made as the Company and its subsidiaries do not have any taxable income in the U.S., the British Virgin Islands or the PRC.

The Company had deferred tax assets as follows:

	June 30,	December 31
	2012	2011

Net operating losses carried forward	$5,516,098	5,314,283
Less: Valuation allowance	(5,516,098)	(5,314,283)

Net deferred tax assets	$-	$-

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The net operating losses carried forward were approximately $21 million at June 30, 2012, which will expire between 2012 and 2022. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

9.	Subsequent event

Effective on July 11, 2012, the Company formerly dissolved Kiwa Tianjin (see note 7). The Company will record a gain of approximately $113,000 during the quarter ending September 30, 2012 based on the discharge of the excess liabilities over the assets of the Kiwa Tianjin which has been classified as discontinued operations during the periods presented.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended June 30, 2012 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2012 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established two subsidiaries in China: (1) Kiwa Shandong in 2002, a wholly-owned subsidiary, engaging in the bio-fertilizer business, and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006, engaging in the bio-enhanced feed business, of which we hold 80% equity.At the end of 2009, Kiwa Tianjin could no longer use its assets including machinery and inventory in the normal course of operations. The Company has classified the bio-enhanced feed business as discontinued operations. In July 2012, Kiwa Tianjin has been closed down for business.

We generated nil in revenue in the six months ended June 30, 2012 and 2011, respectively. We incurred a net loss of $695,680 and $929,944 for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the Company had cash of $4,268. Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the six months ended June 30, 2012, net amount advanced by related parties, net of repayment to related parties was $146,951 in total. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of June 30, 2012, we had an accumulated deficit of $21,057,712 of which $695,680 was incurred during the six months ended June 30, 2012. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of June 30, 2012, our current liabilities were $11,263,076, which exceeded current assets by $11,232,320, representing a current ratio of 0.004; comparably, on December 31, 2011, our current liabilities exceeded current assets by $10,550,849, resulting in a current ratio of 0.005. The 6% Notes became due on June 29, 2009. The 2% Notes became due on January 31, 2011. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

Results of Operations

Results of Operations for Three Months Ended June 30, 2012 and 2011

Net Sales

Net sales were nil for the three months ended June 30, 2012 and 2011, respectively. The Company did not generate any sales revenue during the second quarter of 2012 and 2011 mainly due to severe market conditions.

Cost of Sales

Cost of sales were nil during second quarter of 2012 and 2011. This was mainly due to no net sales.

Gross Profit

Gross profit for the three months ended June 30, 2012 and 2011 were nil, since there were no net sales during both periods.

General and Administration

General and administration expenses for three months ended June 30, 2012 and 2011 were $243,670 and $334,701, respectively, representing a $91,031 or 27.2% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $149,819 for three months ended June 30, 2012, increased by $14,720 compared to $135,099 of the same period of 2011. The decrease in general and administrative expenses was mainly due to tight control over such expenses under tight cash flow circumstances.

Selling Expenses

The Company incurred no selling expenses during the second quarter of 2012 and 2011, respectively.

Research and Development

Research and development expense for the three months ended June 30, 2012 reflected a slight decrease of $826 or 2.0% from $40,317 in the three months ended June 30, 2011 to $39,491 for the same period of 2012.

Interest Expenses

Net interest expense was $78,226 in the three months ended June 30, 2011 and $63,164 in the same period of 2012, representing a $15,062 or 19.3% decrease. The decrease in interest expenses was due to decreased amount of interest for incurred on Company’s credit cards.

Net Loss

During the three months ended June 30, 2011, net loss was $346,325 comparing with $453,244 for the same period of 2012, representing a decrease of $106,919 or 23.6%. This decrease primarily resulted from decrease in general and administrative expenses and interest expenses.

Comprehensive Loss

Comprehensive loss decreased by $248,986 or 46.4% to $288,194 for the three months ended June 30, 2012, as compared to $537,180 for the comparable period of 2011. This increase resulted from a change in translation adjustments of $142,067 in addition to reasons stated above.

Results of Operations for Six Months Ended June 30, 2012 and 2011

Net Sales

Net sales were nil for the six months ended June 30, 2012 and 2011, respectively. The Company did not generate any sales revenue during the first half of 2012 and 2011 mainly due to severe market conditions.

Cost of Sales

Cost of sales were nil during first half of 2012 and 2011. This was mainly due to no net sales.

Gross Profit

Gross profit for the six months ended June 30, 2012 and 2011 were nil, since there were no net sales during both periods.

General and Administration

General and administration expenses for six months ended June 30, 2012 and 2011 were $490,102 and $711,481, respectively, representing a $221,379 or 31.1% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $295,978 for six months ended June 30, 2012, increased by $29,427 compared to $266,551 of the same period of 2011. The decrease in general and administrative expenses was mainly due to tight control over such expenses under tight cash flow circumstances.

Selling Expenses

The Company incurred no selling expenses during the second first half of 2012 and 2011, respectively.

Research and Development

Research and development expense for the six months ended June 30, 2012 reflected a slight increase of $970 or 1.2% from $78,284 in the six months ended June 30, 2011 to $79,254 for the same period of 2012.

Interest Expenses

Net interest expense was $126,324 in the six months ended June 30, 2012 and $140,179 in the same period of 2011, representing a $13,855 or 9.9% decrease. The decrease in interest expenses was due to decreased amount of interest for incurred on Company’s credit cards.

Net Loss

During the six months ended June 30, 2012, net loss was $695,680, comparing with $929,944 for the same period of 2011, representing a decrease of $234,264 or 25.2%. This decrease primarily resulted from decrease in general and administrative expenses and interest expenses.

Comprehensive Loss

Comprehensive loss decreased by $393,904 or 36.7% to $679,226 for the six months ended June 30, 2012, as compared to $1,073,130 for the comparable period of 2011. This decrease resulted from a decrease in net loss and change in translation adjustments of $159,640 from negative translation adjustment of $143,186 during corresponding period of 2011 to positive translation adjustments of $16,454 in current period in addition to reasons stated above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the six months ended June 30, 2012, amount related parties advanced to the Company, net of repayment by the Company to related parties was $146,951. As of June 30, 2012, our current liabilities exceeded current assets by $11,232,320, reflecting a current ratio of 0.004:1. Comparably, as of December 31, 2011, our current liabilities exceeded current assets by $10,550,849, denoting a current ratio of 0.005:1.

As of June 30, 2012 and December 31, 2011, we had cash of $4,268 and $16,307, respectively. Changes in cash balances are outlined as follows:

During the six months ended June 30, 2012, our operations utilized cash of $162,509 as compared with $348,930 in the same period of 2011. Cash was mainly used for working capital for public company operation.

During the six months ended June 30, 2012 and 2011, we invested nil for investing activities.

During the first half of 2012, our financing activities incurred net cash inflow of $146,951, comparably, during the six months ended June 30, 2011, we generated $428,243 from financing activities, all of them are generated from advances or loans from related parties, net of repayment to related parties.

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

Commitments and Contingencies

See Note 6 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of June 30, 2012, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of June 30, 2012. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2012.

The specific material weakness identified by the Company’s management as of June 30, 2012 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by June 30, 2012. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition, or future results.During the three months ended June 30, 2012, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

(Registrant)

/s/ Wei Li	August 17, 2012 Chief Executive Officer and Chairman of the Board ofDirectors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	August 17, 2012 Chief Financial Officer
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)

