Form 10-Q/A
period 2012-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2012-08-29
CIK 1159275

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to furnish Exhibit 101 to the Form 10-Q which was filed with the Securities and Exchange Commission (the “SEC”) on August 17, 2012 (the “Original 10-Q”) in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In addition, this Amendment No. 1 to Quarterly Report on Form 10-Q/A also corrects a minor date mistake on “Kiwa Bio-Tech Products Group Corporation Consolidated Statements of Operations and Other Comprehensive Loss” under “Item 1 — Financial Statements” of our Quarterly Report on the Original 10-Q.

Except as stated herein, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q on August 17, 2012 and no attempt has been made in this Quarterly Report on Form 10-Q/A to modify or update other disclosures as presented in the Original 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the 10-K and our filings with the SEC subsequent to the filing of the 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

ITEM 1A.        RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition, or future results. During the three months ended June 30, 2012, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 4.   Mine safety disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

(Registrant)

/s/ Wei Li	August 29, 2012 Chief Executive Officer and Chairman of the Board of Directors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	August 29, 2012 Chief Financial Officer
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)

