Form 10-Q
period 2012-09-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2012-11-09
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2012
Common Stock, $0.001 par value per share	400,000,000 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$13,638	$16,307
Deposits and other receivables	26,359	25,954
Current assets of discontinued operation	-	416
Total current assets	39,997	42,677
Property, plant and equipment - net	16,905	20,322
Total assets	$56,902	$62,999
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$309,846	$307,322
Advances from customers	14,241	14,125
Construction costs payable	282,471	280,172
Due to related parties - trade	644,412	552,364
Due to related parties - non-trade	3,748,135	3,514,898
Convertible notes payable	1,631,088	1,631,088
Salary payable	1,073,252	919,875
Taxes payable	290,867	242,120
Penalty payable	2,083,647	1,634,150
Interest payable	947,894	764,229
Other payable	551,069	619,477
Current liabilities of discontinued operation	-	113,706
Total current liabilities	11,576,922	10,593,526

Unsecured loans payable	1,829,811	1,814,911
Total liabilities	13,406,733	12,408,437

Stockholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at September 30, 2012 and December 31, 2011	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(21,310,022)	(20,362,032)
Accumulated other comprehensive deficiency	(533,146)	(476,743)
Total stockholders’ deficiency	(13,349,831)	(12,345,438)
Total liabilities and stockholders' deficiency	$56,902	$62,999

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	261,961	245,735	752,063	957,216
Research and development	39,765	39,697	119,019	117,981
Total operating expenses	301,726	285,432	871,082	1,075,197
Operating loss	(301,726)	(285,432)	(871,082)	(1,075,197)

Interest expense	(63,602)	(64,087)	(189,926)	(204,266)
Gain on disposition of subsidiary	113,018	-	113,018	-
Net loss before income tax	(252,310)	(349,519)	(947,990)	(1,279,463)
Income tax	-	-	-	-
Net loss	(252,310)	(349,519)	(947,990)	(1,279,463)

Other comprehensive loss
Translation adjustment	(72,857)	(118,617)	(56,403)	(261,803)
Total comprehensive loss	$(325,167)	$(468,136)	$(1,004,393)	$(1,541,266)

Net loss per common share - basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.003)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(947,990)	$(1,279,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,735	4,926
Provision for penalty payable	449,497	405,350
Interest payable on convertible notes	183,665	181,747
Gain on disposition of subsidiary	(113,018)	-
Changes in operating assets and liabilities
Deposit and other receivables	(192)	49,998
Accounts payable	-	10,139
Salary payable	145,825	154,533
Taxes payable	46,759	52,738
Due to related parties-trade	87,513	70,811
Other payable	(73,218)	(50,764)
Net cash used in operating activities	(217,424)	(399,985)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	203,611	387,297
Net cash provided by financing activities	203,611	387,297
Effect of exchange rate change	11,144	(15,943)

Cash and cash equivalents:
Net increase (decrease)	(2,669)	(28,631)
Balance at beginning of period	16,307	32,816
Balance at end of period	$13,638	$4,185

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

As of September 30, 2012, the Company had cash of $13,638 which is not sufficient to fund its operation for the next year. The Company had no revenue and had an accumulated deficit of $21,310,022 and had incurred net losses of $947,990 during the nine months ended September 30, 2012. This trend is expected to continue. These factors create substantial doubt about the Company’s ability to continue as a going concern.

In the foreseeable future related-parities including the Company’s CEO, Mr. Wei Li and companies that he controls intend to provide financial resources to meet the Company’s daily cash needs. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands to develop new products.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of September 30, 2012	As of December 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB6.2848	US$1=RMB6.3364

	Nine months ended September 30,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB6.3085	US$1=RMB6.4966

Research and development costs - Research and development costs are charged to expense as incurred.

Impairment of Long-Lived Assets - We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. Based on our analysis, no further impairment on long-lived assets was charged during the nine months ended September 30, 2012.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of September 30, 2012, potentially dilutive securities aggregated 8,687,471,864 shares of common stock.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011.

3.	Related Party Transactions

Amounts due to related parties consisted of the following as of September 30, 2012 and December 31, 2011:

Item	Nature	Notes	S eptember 30, 2012	December 31, 2011

M r. Wei Li ("M r. Li")	Non-trade	(1)	$3,370,147	$3,203,190
Kangtai International Logistics (Beijing) Co., Ltd.
("Kangtai")	Non-trade	(2)	(13,012)	(12,792)
M s. Yvonne Wang ("M s. Wang")	Non-trade	(3)	391,000	324,500
Subtotal			3,748,135	3,514,898

Kiwa-CAU R&D Center	Trade	(4)	644,412	552,364
Subtotal			644,412	552,364
Total			$4,392,547	$4,067,262

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2011, the remaining balance due Mr. Li was $3,203,190. During the nine months ended September 30, 2012, Mr. Li paid various expenses on behalf of the Company. As of September 30, 2012, the balance due Mr. Li was $3,370,147. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

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

On December 31, 2011, the amount due from Kangtai was $12,792. The balance due from Kangtai on September 30, 2012 was $13,012.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

On December 31, 2011, the amount due Ms. Wang was $324,500. During the nine months ended September 30, 2012, Ms. Wang paid various expenses on behalf of the Company. As of September 30, 2012, the amount due Ms. Wang was $391,000. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agree to invest RMB 1 million (approximately $159,114) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2011, the amount due to Kiwa-CAU R&D Center was $552,364. As of September 30, 2012, the outstanding balance due Kiwa-CAU R&D Center was $644,412.

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

To enable reservation of a sufficient amount of authorized shares that may be issued pursuant to conversion of the 6% Notes and exercise of the Warrants, the Purchase Agreement required the Company to amend its Certificate of Incorporation to increase the number of authorized shares of common stock. At the annual meeting for 2006, which was held on September 12, 2006, a proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock, from 100,000,000 shares to 200,000,000 shares was approved by the required vote of our stockholders. At the annual meeting held for 2008 on December 30, 2008 we further amended our Certificate of Incorporation by increasing the number of authorized shares of common stock from 200,000,000 to 400,000,000. At our annual meeting for 2009, which was held on December 28, 2009, the proposal of further amend the Certificate of Incorporation to increase the number of authorized shares from 400,000,000 to 800,000,000 was not approved by stockholders. At our annual meeting for 2010, which was held on December 15, 2010, the proposal of further amend the Certificate of Incorporation to increase the number of authorized shares from 400,000,000 to 800,000,000 was not approved by stockholders.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants. Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of September 30, 2012 and December 31, 2011, the Company has accrued a penalty of $2,083,647 and $1,634,150 respectively, of which $153,519 and $138,799 was included in general and administrative expenses for the three months ended September 30, 2012 and 2011, respectively.

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

Black and Scholes Model Assumption			Details of Outstanding Warrants
Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares	Closing price September 30, 2012	Fair value of warrants/options determined by Black and Scholes model
-	75%	0.31%	0.75	$0.45	12,250,000	$0.00075	-

The expected volatility was determined based on the historic quoted market price of the common stock over the last 12 months. Risk free interest rate was determined based on the quoted US treasury rate under the same expected term with each corresponding financial instrument. Based on the calculation, the fair value of outstanding warrants was zero.

As of September 30, 2012, there were 12,250,000 warrants outstanding which will expire in 2013.

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which fell due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far. The outstanding principal balance on the 2% Notes was $112,917 as of September 30, 2012.

During the nine months ended September 30, 2011, the Purchasers converted nil principal and nil interest into shares of common stock. As of June 30, 2011, the face amount of the 6% Notes outstanding was $1,518,171.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

During nine months ended September 30, 2012, interest of $170,950 and $12,715 was accrued on the 6% Notes and the 2% Notes, respectively. During the same period of 2011, interest of $170,326 and $11,422 was accrued on the 6% Notes and the 2% Notes, respectively.

Unpaid interest of $947,894 and $764,229 was included on the balance sheet as of September 30, 2012 and December 31, 2011, respectively.

5.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at September 30, 2012 and the movements during the nine months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2011	1,232,600	$0.175	$-	6
Exercised	-	-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at September 30, 2012	1,232,600	$0.175	$-	4.5
Exercisable at September 30, 2012	1,232,600	$0.175	$-	4.5

(1)	The market value of the Company’s common stock at September 30, 2012 was $0.0005 per share. The outstanding options had no intrinsic value at September 30, 2012.

6.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. On June 30, 2012, the sublease has been renewed for another one year term, which expires on June 30, 2013.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of September 30, 2012 are as follows:

Fiscal Year	Amount
2012	$3,000
2013	6,000
Total	$9,000

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $159,114) each year to fund research at the R&D Center. The term of this Agreement is ten years starting from July 1, 2006. Qi Wang, one of our directors commencing in July 2007 has acted as Director of Kiwa-CAU R&D Center since July 2006.

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of September 30, 2012, the Company had invested approximately $2 million for the project.

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

Effective on July 11, 2012, the Company dissolved Kiwa Tianjin. The Company recorded a gain of approximately $113,000 during the quarter ended September 30, 2012 based on the discharge of the excess liabilities over the assets of the Kiwa Tianjin.

8.	Income Tax

No provision for taxes is made as the Company and its subsidiaries do not have any taxable income in the U.S., the British Virgin Islands or the PRC.

The Company had deferred tax assets as follows:

	September 30,	December 31
	2012	2011

Net operating losses carried forward	$5,406,914	5,314,283
Less: Valuation allowance	(5,406,914)	(5,314,283)

Net deferred tax assets	$-	$-

The net operating losses carried forward were approximately $20 million at September 30, 2012, which will expire between 2012 and 2022. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

9.	Subsequent event

The Company has reviewed its subsequent events through the date these financial statements were issued and has determined that no material subsequent events have occurred through such date.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended September 30, 2012 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2012 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established two subsidiaries in China: (1) Kiwa Shandong in 2002, a wholly-owned subsidiary, engaging in the bio-fertilizer business, and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006, engaging in the bio-enhanced feed business, of which we hold 80% equity. At the end of 2009, Kiwa Tianjin could no longer use its assets including machinery and inventory in the normal course of operations. The Company has classified the bio-enhanced feed business as discontinued operations. In July 2012, Kiwa Tianjin has been closed down.

We generated no revenue during the nine months ended September 30, 2012 and 2011, respectively. We incurred a net loss of $947,990 and $1,279,463 for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, the Company had cash of $13,638. Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the nine months ended September 30, 2012, net amount advanced by related parties, net of repayment to related parties was $203,611 in total. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of September 30, 2012, we had an accumulated deficit of $21,310,022 of which $947,990 was incurred during the nine months ended September 30, 2012. We currently do not have any revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

In the foreseeable future related-parities including the Company’s CEO, Mr. Wei Li and companies that he controls intend to provide financial resources to meet the Company’s daily cash needs. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands to develop new products.

As of September 30, 2012, our current liabilities were $11,576,922, which exceeded current assets by $11,536,925, representing a current ratio of 0.003:1; comparably, on December 31, 2011, our current liabilities exceeded current assets by $10,550,849, resulting in a current ratio of 0.004. The 6% Notes became due on June 29, 2009. The 2% Notes became due on January 31, 2011. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to further increase sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

In July 2012, Kiwa Tianjin has been closed down.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the latest eight years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

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

Major Customers and Suppliers

Bio-fertilizer Products

As of September 30, 2012 and 2011, we had no customers. During the same periods of 2012 and 2011, we had no suppliers.

Results of Operations

Results of Operations for Three Months Ended September 30, 2012 and 2011

Revenue

The Company did not generate any revenues during the three months ended September 30, 2012 and 2011.

General and Administration

General and administration expenses for three months ended September 30, 2012 and 2011 were $261,961 and $245,735, respectively, representing a $16,226 or 6.6% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense, insurance costs and penalty charges on the outstanding convertible notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $153,519 for three months ended September 30, 2012, increased by $14,720 compared to $138,799 of the same period of 2011. The increase in general and administrative expenses was mainly due to increased amount of penalty charge of the outstanding convertible notes and unpaid interest on the notes.

Research and Development

Research and development expense for the three months ended September 30, 2012 reflected a slight increase of $68 or 0.2% from $39,697 in the three months ended September 30, 2011 to $39,765 for the same period of 2012.

Interest Expenses

Net interest expense was $64,087 in the three months ended September 30, 2011 and $63,602 in the same period of 2012, representing a $485 or 0.8% decrease. The decrease in interest expenses was due to decreased amount of interest incurred on the Company’s credit cards.

Gain on disposition of subsidiary

Effective on July 11, 2012, the Company dissolved Kiwa Tianjin (see note 7). The Company recorded a gain of $113,018 during the quarter ended September 30, 2012 based on the discharge of the excess liabilities over the assets of Kiwa Tianjin.

Net Loss

During the three months ended September 30, 2011, net loss was $349,519 compared with $252,310 for the same period of 2012, representing a decrease of $97,209 or 27.8%. This decrease primarily resulted from decrease in interest expenses and gain recognized when Kiwa Tianjin was dissolved.

Comprehensive Loss

Comprehensive loss decreased by $142,969 or 30.5% to $325,167 for the three months ended September 30, 2012, as compared to $468,136 for the comparable period of 2011. This decrease resulted from a decrease in translation adjustments of $45,760 in addition to reasons stated above.

Results of Operations for Nine Months Ended September 30, 2012 and 2011

Revenue

The Company did not generate any revenues during the nine months ended September 30, 2012 and 2011.

General and Administration

General and administration expenses for nine months ended September 30, 2012 and 2011 were $752,063 and $957,216, respectively, representing a $205,153 or 21.4% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense, insurance costs and penalty charges on the outstanding convertible notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $449,496 for nine months ended September 30, 2012, increased by $44,147 compared to $405,350 of the same period of 2011. The decrease in general and administrative expenses was mainly due to tight control over such expenses under tight cash flow circumstances.

Research and Development

Research and development expense for the nine months ended September 30, 2012 reflected a slight increase of $1,038 or 0.9% from $117,981 in the nine months ended September 30, 2011 to $119,019 for the same period of 2012.

Interest Expenses

Net interest expense was $189,926 in the nine months ended September 30, 2012 and $204,266 in the same period of 2011, representing a $14,340 or 7.0% decrease. The decrease in interest expenses was due to interest expenses was due to decreased amount of interest incurred on the Company’s credit cards.

Gain on Disposition of Subsidiary

Effective on July 11, 2012, the Company dissolved Kiwa Tianjin (see note 7). The Company recorded a gain of $113,018 during nine months ended September 30, 2012 based on the discharge of the excess liabilities over the assets of the Kiwa Tianjin.

Net Loss

During the nine months ended September 30, 2012, net loss was $947,990, comparing with $1,279,463 for the same period of 2011, representing a decrease of $331,473 or 25.9%. This decrease primarily resulted from decrease in general and administrative expenses and gain recognized when Kiwa Tianjin dissolved.

Comprehensive Loss

Comprehensive loss decreased by $536,873 or 34.8% to $1,004,393 for the nine months ended September 30, 2012, as compared to $1,541,266 for the comparable period of 2011. This decrease resulted from a decrease in net loss and translation adjustments.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the nine months ended September 30, 2012, amount related parties advanced to the Company, net of repayment by the Company to related parties was $203,611. As of September 30, 2012, our current liabilities exceeded current assets by $11,536,925, reflecting a current ratio of 0.003:1. Comparably, as of December 31, 2011, our current liabilities exceeded current assets by $10,550,849, denoting a current ratio of 0.004:1.

As of September 30, 2012 and December 31, 2011, we had cash of $13,638 and $16,307, respectively. Changes in cash balances are outlined as follows:

During the nine months ended September 30, 2012, our operations utilized cash of $217,424 as compared with $399,985 in the same period of 2011. Cash was mainly used for working capital for public company operation.

During the nine months ended September 30, 2012 and 2011, we invested nil for investing activities.

During the nine months ended September 30 of 2012, our financing activities incurred net cash inflow of $203,611, comparably, during the nine months ended September 30, 2011, we generated $387,297 from financing activities, all of them are generated from advances or loans from related parties, net of repayment to related parties.

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

Commitments and Contingencies

See Note 6 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of September 30, 2012, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of September 30, 2012. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.

The specific material weakness identified by the Company’s management as of September 30, 2012 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by September 30, 2012. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective on July 11, 2012, the Company formally dissolved Kiwa Tianjin.

ITEM 1A.	RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition, or future results. During the three months ended September 30, 2012, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 4.   Mine safety disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23, 2004	3.1
3.2	Bylaws, effective as of July 22, 2004.	Form 8-K Filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of September 27, 2006.	Form 10-QSB filed on November 15, 2006	3.3
10.1	Advance Agreement by and between Wei Li and the Company dated January 10, 2008	Form 8-K filed on January 11, 2008	10.01
10.2	Stock Purchase Agreement between Kiwa Bio-Tech Products Group Corporation and Yuxin Zhou dated February 19, 2008	Form 8-K filed on February 22, 2008	10.01
10.3	Consulting Agreement between the Company and Robert Schechter dated January 10, 2008	Form 10-Q filed on August 11, 2008	10.1
10.4	Contract for Joint Venture between the Company and Hebei Huaxing Pharmaceuticals Co., Ltd. dated May 22, 2008	Form 8-K filed on May 27, 2008	10.1
10.5	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and AJW Offshore Ltd., AJW Qualified Partners LLC, AJW Partners LLC, and New Millennium Capital Partners II LLC	Form 10-Q filed on November 12, 2008	10.3
10.6	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and FirsTrust Group, Inc. dated October 7, 2008	Form 10-Q filed on November 12, 2008	10.4
10.7	2004 Stock Incentive Plan, amended in 2006	Form Pre 14A filed on July 28, 2006	Appendix A
10.8	Employment Agreement dated July 31, 2006, between the Company and Lianjun Luo	Form 8-K filed on August 7, 2006	10.02
10.9	Employment Agreement dated February 2, 2009 by and between the Company and Wei Li.	Form 8-K filed on February 2, 2009	10.1
10.10	Employment Agreement dated February 18, 2009 by and between the Company and Steven Ning Ma.	Form 8-K filed on February 19, 2009	10.1
10.11	Letter from Mao & Company, CPAs, Inc. dated June 7, 2009 to the Securities and Exchange Commission	Form 8-K filed on June 8, 2009	16.1
14	Code of Ethics	Form 10-K filed on May 18, 2009	14.1
21	List of Subsidiaries	Form 10-K filed on March 29, 2010	21
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.
32.1	Certificationof Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certificationof Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101 *	Financial statements and footnotes of Kiwa Bio-Tech Products Group Corporation for the fiscal quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

(Registrant)

/s/ Wei Li	November 9, 2012 Chief Executive Officer and Chairman of the Board of Directors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	November 9, 2012 Chief Financial Officer
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)

