Form 10-K
period 2012-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2013-04-15
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $280,000.

The number of shares of registrant’s common stock outstanding as of April 15, 2013 was 400,000,000.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

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

We established our subsidiary in China, Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) in 2002 and (2) Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006. Effective on July 11, 2012, the Company dissolved Kiwa Tianjin. The following chart summarizes our organizational and ownership structure.

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

Bio-enhanced Feed

On July 11, 2006, we entered into a joint venture with Tianjin Challenge Feed Co., Ltd. (“Challenge Feed”) to develop, manufacture, and market biologically enhanced feed for livestock. Pursuant to the joint venture agreement between the Company and Challenge Feed, we formed Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”), a company organized and operating under the laws of the PRC, and the Company invested $480,000 in cash in return for an 80% equity share of Kiwa Tianjin and Challenge Feed invested machinery and equipment used in one of Kiwa Tianjin’s two bio-enhanced feed production lines with an agreed value of $120,000 for the remaining 20% equity. We also leased another production line from Challenge Feed.

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

Effective on July 11, 2012, the Company dissolved Kiwa Tianjin. The Company recorded a gain of approximately $113,000 during the year ended December 31, 2012 based on the discharge of the excess liabilities over the assets of the Kiwa Tianjin.

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

Given the global trend of customers favoring environmentally safe green food and organically grown food, producers’ needs for higher yields and better quality, we also foresee strong market needs in other international markets including East Asia and Southeast Asia. We plan to explore these markets when the time is right.

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

The patent acquired from CAU covers six different species of bacillus which have been tested as bio-fertilizers to enhance yield and plant health. The production methods of the six species are also patented. The patent has expired on February 19, 2013.There are no limitations under this agreement on our exclusive use of the patent. Pursuant to our agreement with CAU, the University agreed to provide research and technology support services at no additional cost to us in the event we decide to use the patent to produce commercial products. These research and technology support services include: (1) furnishing faculty or graduate-level researchers to help bacteria culturing, sampling, testing, trial production and production formula adjustment; (2) providing production technology and procedures to turn the products into powder form while keeping live required bacteria in the products; (3) establishing quality standards and quality control systems; (4) providing testing and research support for us to obtain necessary sale permits from the Chinese government; and (5) cooperation in developing derivative products.

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

Kiwa-CAU Research and Development Center

In July 2006, we established a new research center with CAU through our subsidiary, Kiwa Shandong, which known as Kiwa-CAU Bio-Tech Research & Development Center (the “Kiwa-CAU R&D Center”). Pursuant to an agreement between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $160,500) each year to fund research at Kiwa-CAU R&D Center. Under the above agreement, the Kiwa-CAU R&D Center is responsible for fulfilling the overall research-and-development functions of Kiwa Shandong, including: (1) development of new technologies and new products (which will be shared by Kiwa and CAU); (2) subsequent perfection of existing product-related technologies; and (3) training quality-control personnel and technicians and technical support for marketing activities. The Company has spent $159,059 and $166,716 for its research and development activities during the years ended December 31, 2012 and 2011, respectively. The costs incurred by Company’s research and development activities are not borne directly by customers.

During fiscal 2012, Kiwa-CAU R&D Center concentrated on the following activities:

1.	Screening of growth-promoting bacteria;

2.	Screening of bio-control bacteria;

3.	Screening of environmental microbiology; and

4.	Studying on fermentation technology and related production process.

During fiscal 2012, Kiwa-CAU R&D Center had successfully isolated several strains of endophytic bacillus from plants. A number of strains had been observed to have the capability of boosting crop yield and dispelling chemical pesticide residual from soil. These strains could be used for developing not only new biological preparation but also environmental protection preparation.

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

China’s agricultural production has steadily increased for more than 20 years due to agricultural policy reform, improved agricultural technology and recent government support programs, including price supports, export incentives, direct payment and tax incentives. The following table shows the increase in output of major agriculture products between 1970 and 2010:

Data item	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1990	1980	1970
Corn	177,250	163,974	165,910	152,300	145,482	139,365	130,287	115,830	121,310	114,094	106,001	128,084	96,821	62,600	33,030
Cotton	5,961	6,377	7,492	7,624	6,746	5,714	6,324	4,860	4,916	5,324	4,417	3,829	4,508	2,707	2,277
Early rice	N/A	33,354	31,595	31,515	31,868	31,873	32,217	29,484	30,288	34,002	37,623	40,973	51,649	49,140	37,410
Late rice	N/A	35,143	34,161	33,513	34,669	34,614	32,959	31,903	35,244	41,754	41,423	48,120	50,438	36,710	26,320
Middle rice	N/A	126,606	126,140	121,005	116,034	114,104	113,914	99,268	109,007	101,382	108,861	109,394	89,661	44,410	39,320
Wheat	115,180	115,115	112,460	109,298	104,467	97,445	91,952	86,488	90,290	93,874	99,637	113,879	98,220	55,210	29,185

(All in thousand tons)

Source: ERS-United States Department of Agriculture

In response to the increasingly severe deterioration in food safety, environment pollution, rural area stability and other challenges, the Chinese government attaches high importance to the problems of farmers, rural areas, and agriculture.  On January 1, 2006, the agricultural tax was abolished.  Since 2004, the Central People’s Government of the PRC has continuously issued “Number One Document” regarding rural areas of China. The latest “Number One Document” issued on December 31, 2012, contains a wide-range policies promoting the development of sustainable agriculture methods, for examples, improving the income level of hundreds of millions of farmers, strengthening supervision of farm inputs, and actively developing green-food and organic food production.

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

In fiscal 2012, we did not purchase any raw materials from any suppliers.

Customers

Our principal business generated no revenue during 2012 and 2011, thus as of December 31, 2012 and 2011, we had no customers.

Seasonality

Our operating results are expected to be subject to seasonal trends if we successfully develop new products and acquire customers. This trend is dependent on numerous factors, including the markets in which we operate, growing seasons, climate, economic conditions, and numerous other factors beyond our control. Generally, we expect the second and third quarters to be stronger than the first and fourth quarters, primarily because the second and third quarters correspond with the growing seasons in our primary markets in China. It is during those growing seasons when application of our products by our customers would be most beneficial and we therefore expect greater demand for our products during those periods. There can be no assurance that these operating patterns will occur or continue.

Employees

We currently employ 10 full-time employees in China, including seven management staff, and one employee in the United States.

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

Regulatory Concerns

Our production must comply with bio-fertilizer, livestock feed production, and testing procedure standards promulgated by the PRC Ministry of Agriculture and local administrative authorities. We have complied with the applicable PRC government standard production and testing procedures. The amount of costs incurred in connection with compliance with environmental laws during fiscal 2012 and 2011 was immaterial.

Environmental Matters

Our manufacturing facilities, Kiwa Shandong, have passed environmental impact assessments by local environmental authorities. Photosynthesis bacteria, bacillus ssp, and actinomycetes are environmentally friendly and are not known to cause any environmental problems.

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

We did not have any customers in 2012 and 2011and we are still in the initial stage of market development.

We do not have long-term contracts with any of our customers. Generally, we intend to sign an annual distribution agreement with each customer and purchases should in most cases occur on an order-by-order basis. Relationships exist as long as there is a perceived benefit to both parties. A decision by a major customer, whether motivated by competitive considerations, financial difficulties and economic conditions or otherwise, to decrease its purchases from us or to change its manner of doing business with us, could adversely affect our business and financial condition.

During fiscal 2012 and 2011, our principal business did not generate any sales revenue. We did not have any customers during both periods.

We are still in the initial stage of market development and need more time to construct a robust customer base. If we successfully develop new products and gain customers, there can be no assurance that we will be able to retain these customers. Our inability to generate new customers and retain old customers could negatively impact our business and our ability to continue as a going concern.

If we successfully develop new products and gain customers, our business is expected to be subject to seasonal fluctuations.

Our operating results are expected to be subject to seasonal trends. This trend is dependent on numerous factors, including the markets in which we operate, growing seasons, climate, economic conditions and numerous other factors beyond our control.

Our operating results may fluctuate significantly, which may result in volatility or have an adverse effect on the market price of our common stock.

We expect to experience, substantial variation in our net sales and operating results from quarter to quarter. Our business is expected to be subject to seasonal fluctuations due to growing seasons in different markets. We believe the factors that influence this variability of quarterly results include:

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

From January 1, 2012 to December 31, 2012, the market close price for our common stock as quoted on the OTC Bulletin Board has ranged from a low of $0.0003 to a high of $0.0038 per share. High volatility in the market price of our common stock may result in lower prices for our common stock, making it more difficult for us to obtain equity financing on terms and conditions which are favorable to us, if at all. We expect to continue to incur losses in the future as we develop and market our initial products. As a result, we will be dependent on additional debt or equity financing to fund our operations. If such financing is not available on terms which are acceptable to us, we may have to delay development of new products and/or reduce sales and marketing efforts for our existing products. Such actions may have an adverse effect on our results of operations. In addition, uncertainties with respect to our ability to raise additional capital would make operational planning more difficult for management.

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

We require substantial working capital to fund our business. In the short term, we still need to continue building out our bio-fertilizer manufacturing facility, adjust our product formula to improve product stability and optimize our product offerings, expand our sales and marketing efforts in China, expand our distribution base in China, maintain the Kiwa-CAU R&D Center operation, introduce new veterinary drug products and acquire a small or medium sized biotechnology company or a factory with GMP qualification for this new product. In the long term, we plan to become a commercialization platform for world-class biotechnological research and development results for applications in agriculture, natural resources conservation and environment protection, launch our products in the Southeast Asia, United States and other markets, continue our introduction of new products, create formal strategic alliances with selected United States companies to co-develop and/or co-market products in the United States and China, and form an international biotechnology research center in China for the research and development of agricultural, environmental and medical applications.

During fiscal 2012 and 2011, our sales revenue was $nil, and we are continuing to experience losses. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations and finance our research and development activities. Funding, whether from a public or private offering of debt or equity, a bank loan or a collaborative agreement, may not be available when needed or on favorable terms. Further, any significant equity or debt financing will require us to give priority to holders of the 6% secured convertible notes (“6% Notes”) under the terms of a securities purchase agreement dated June 29, 2006, which may raise the difficulty level of completing a financing. (For more details regarding the 6% Notes see Note 8 to consolidated financial statements under Item 8, Part II.) If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we will have to limit, delay, scale back or eliminate our research and development activities or future operations. Any of the foregoing may adversely affect our business and cause us to discontinue as a going concern.

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

We may also file patents with the PRC Intellectual Property Bureau and/or the U.S. Patent and Trademark Office as we deem appropriate, or buy other patents. There can be no assurance that the patents applied for will be reviewed in a timely manner, that any additional patents will be issued or that any patents issued will afford meaningful protection against competitors with similar technology or that any patents issued will not be challenged by third parties. There also can be no assurance that others will not independently develop similar technologies, duplicate our technologies or design around our technologies whether or not patented. There also can be no assurance that we will have sufficient resources to maintain a patent infringement lawsuit should anyone be found or believed to be infringing our patents. There also can be no assurance that the technology ultimately used by us will be covered in any additional patent applications that we may file. We do not believe that our technology infringes on the patent rights of third parties. However, there can be no assurance that certain aspects of our technology will not be challenged by the holders of other patents or that we will not be required to license or otherwise acquire from third parties the right to use additional technology. The failure to overcome such challenges or obtain such licenses or rights on acceptable terms could have a material adverse impact on our results of operations and financial condition.

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

Currently we have two patents in China (1) “A cucumber dedicated composite anti-continuous cropping effect probiotics and their specific strains with related application” (Patent Number: ZL 2008 1 0144492.6), which will expire on August 5, 2028; and (2) “Cotton dedicated composite anti-continuous cropping effect probiotics and their special strains with related application” (Patent Number: ZL 2008 1 0144491.1), which will expire on August 5, 2028.

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

As required by Section 404 of the U.S. Sarbanes-Oxley Act, our management has concluded that our internal controls over our financial reporting are ineffective as of December 31, 2012. Any failure to implement and maintain improvements in the controls over our financial reporting, or difficulties encountered in the implementation of any improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

For example, we issued $2,450,000 of convertible notes (6% Notes) in 2006, of which $931,829 of principal have been converted into 318,398,409 shares and the balance of $1,518,171 and unpaid balance of 2% Notes of $112,917 may be converted into an estimated 1,772,921,739 shares of our common stock based on the average price of three lowest prices within 20 trading days before December 31, 2012. We also have outstanding 6% Note Warrants to purchase 12,250,000 shares of common stock. The conversion ratio of the 6% Notes and 2% Notes is based on the market price of our stock at any given point in time. Consequently, the number of shares of common stock issuable upon conversion of the outstanding 6% Notes and 2% Notes and certain of our other outstanding convertible notes will increase if the market price of our stock declines. Such debt financings may cause immediate and substantial dilution to our existing stockholders.

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

Pursuant to the securities purchase agreement in connection with the 6% Notes, we must reserve for purposes of issuance a number of shares of common stock that is no less than 110% of the number of shares of common stock issuable upon full conversion of the 6% Notes based on the average conversion price of the 6% Notes and full exercise of the 6% Note Warrants based on the average exercise price of the 6% Note Warrants. Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the 6% Notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to allocate for conversion of the 6% Notes. The annual meeting of stockholders of the Company for 2012 did not approve a proposed amendment of certificate of incorporation increasing the authorized shares from 400,000,000 to 800,000,000. Given the fact that as of December 31, 2012, the Company had issued 400,000,000 shares of common stock, the Company could not repay outstanding 6% Notes by further issuing shares of common stock. As of December 31, 2012, the amount of authorized shares does not meet the requirements as set forth by the security purchase agreement in connection with the 6% Notes.

In the future, we may have to further amend our certificate of incorporation to increase the number of authorized common stock, which could incur substantial costs.

Future sales by our stockholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. As of December 31, 2012, we had 400,000,000 shares of common stock outstanding, most of which we estimate have been held more than two years and are freely tradable under Rule 144. In the Form SB-2 declared effective on October 30, 2006, we registered up to 27,685,365 shares of common stock for resale, which may be sold without restriction under securities laws. In November 2007, the SEC adopted significant amendments to Rule 144, pursuant to which holding period of non-affiliates before resale of restricted shares of a reporting company has been shortened to six months. The sale of these shares may adversely affect the market price of our common stock.

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

During fiscal 2012, the lowest trading price of our common stocks was $0.0003. There is no assurance that the share price will not further decrease.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

In June 2002, Kiwa Shandong entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, we have the option to pay a fee of approximately RMB 480,000 (approximately $77,000) per acre for the land use right at the expiration of the 10-year period. We may not transfer or pledge the temporary land use right. In the same agreement, we have also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2012, we had invested approximately $1.91 million in plant and equipment for the project. The Company is in negotiation with Zoucheng Municipal Government to renew the agreement. However, there is no assurance that the Company will successfully renew the agreement with Zoucheng Municipal Government. In the future, the Company may consider moving the primary location of Kiwa Shandong’s operation to other locations in China.

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

The core ingredient of our bio-fertilizer products is bacillus spp. Photosynthetic bacteria is one of the ingredients used in some of our products. However, the upgrade of bio-fertilizer production facilities was not fully completed due to capital shortage.

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

ITEM 4.  Mine Safety Disclosures

Not applicable.

Part II

ITEM 5.  Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

The Company’s common stock has been quoted on the OTC QB of the NASD under the symbol “KWBT.OB” since March 30, 2004. During fiscal 2012, the market price for our common stock has ranged from $0.0003 to $0.0038.

The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods indicated. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2012	High	Low
First Quarter	$0.0019	$0.0005
Second Quarter	$0.0014	$0.0006
Third Quarter	$0.0018	$0.0003
Fourth Quarter	$0.0038	$0.0004

Fiscal Year 2011	High	Low
First Quarter	$0.0045	$0.0021
Second Quarter	$0.004	$0.0022
Third Quarter	$0.0042	$0.0015
Fourth Quarter	$0.0027	$0.0003

Holders

As of April 15, 2013, there were approximately 435 shareholders of record of our common shares.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K for the fiscal year ended December 31, 2012 contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 involve known and unknown risks, uncertainties and other factors (described in “Business-Risk Factors” under Item 1) that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established a subsidiary in China, Kiwa Shandong in 2002, a wholly-owned subsidiary.  At the end of 2009, our former subsidiary, Kiwa Tianjin, discontinued its business operations, because it lost possession of its primary assets including machinery and inventory, necessary to its business operations due to an unsettled dispute. See “Legal Proceedings under Item 3. As a result, the Company has classified the bio-enhanced feed business as discontinued operations. Effective on July 11, 2012, the Company formally dissolved Kiwa Tianjin.

We generated no revenue in fiscal years 2012 and 2011. We incurred a net loss of $1,342,432 and $1,691,319 during fiscal 2012 and 2011, respectively.

Due to our limited revenues and continuous losses, we have relied on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. Our financing activities generated $236,412 and $448,880 during fiscal 2012 and 2011, respectively. These funds are insufficient to execute our business plan as currently contemplated, which may result in the risks described in “Risk Factors” under Item 1-Business.

Going Concern

Overview of the Company’s Financial Condition as of December 31, 2012

As of December 31, 2012, the Company had an accumulated deficit of $21,704,464, of which, $1,342,432 and $1,691,319 were incurred during the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, we had cash and cash equivalents of $4,493 and total current assets of $26,081; at the same time, we had current liabilities of $12,002,449, denoting a current ratio (current assets divided by current liabilities) of 0.002 and a quick ratio (cash divided by current liabilities) of 0.0004. At the end of fiscal 2012, we also had long-term liabilities of $1,845,878.

On June 29, 2006, the Company entered into a securities purchase agreement with six institutional investors (the “Purchasers”) for the issuance and sale of (1) 6% secured convertible notes, due three years from the date of issuance, in the aggregate principal amount of $2,450,000, convertible into shares of the Company’s common stock (the “6% Notes”), and (2) warrants to purchase 12,250,000 shares of the Company’s common stock (the “Warrants”). As of December 31, 2012, the outstanding principal of 6% Notes was $1,518,171. On June 29, 2009, the 6% Notes were due. The Company has informed the Purchasers of its inability to repay the outstanding balance on the due date. Therefore, the 6% Notes are in default.

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which fell due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far. The outstanding principal balance on the 2% Notes was $112,917 as of December 31, 2012. On January 31, 2011, the 2% Notes were due and the Company failed to make repayment for outstanding balances. Thus, the 2% Notes are in default.

To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations and repay our liabilities, and may have to curtail or cease operations and consider a formal or informal restructuring or reorganization.

Overview of the Company’s Operating Results for the Years Ended December 31, 2012 and 2011

During the years ended December 31, 2012 and 2011, our sales revenue were $nil. The Company did not generate any gross profit during both periods. During fiscal years 2012 and 2011, the Company’s net losses were $1,342,432 and $1,691,319, respectively.

Overview of the Company’s Cash flow Status for the Years Ended December 31, 2012 and 2011

During fiscal years ended December 31, 2012 and 2011, the net cash used in our operating activities was $242,708 and $499,807, respectively. We did not invest in purchasing property and equipment for the fiscal years ended December 31, 2012 and 2011, respectively. Although the net cash provided by our financing activities was $236,412 and $448,880 in the fiscal years of 2012 and 2011, respectively, we had cash of only $4,493 and $16,307 on December 31, 2012 and 2011, respectively.

The Company’s Ability of Raising New Financing

Three factors have significantly impaired the Company’s ability to raise additional financing. They are: i) no revenue, ii) continuous losses, and iii) a low share price. In addition, the Company does not have assets to secure the obligations of new debt. As of December 31, 2012, the closing price of our common stock reported by on the OTC Bulletin Board was $0.0017 and the market value of the Company was $680,000. The Company’s obligations under the 6% Notes and the Warrants are secured by a first priority security interest in the Company’s intellectual property pursuant to an Intellectual Property Security Agreement with the Purchasers, and by a first priority security interest in all of the Company’s other assets pursuant to a Security Agreement with the Purchasers. In addition, the Company’s Chief Executive Officer has pledged all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes and the Warrants.

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

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest nine fiscal years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. The company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. The Company also plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands.

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

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB8.28 to approximately US$1.00 = RMB8.11. So far the trend of such appreciation continues; the exchange rate of U.S. Dollar against RMB on December 31, 2012 was US$1.00 = RMB6.2301.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying audited balance sheets as of December 31, 2012 and 2011, and the audited statements of operations, equity movement and cash flows for the fiscal years ended December 31, 2012 and 2011, and the related notes thereto, for further discussion of our accounting policies.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment, and intangible assets. As of December 31, 2012, the net value of property and equipment and intangible assets was $15,965 and $nil, respectively, which represented approximately 38% and 0% of our total assets, respectively.

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

Based on our analysis, we charged $nil as loss from impairment of long-lived assets during the years ended December 31, 2012 and 2011, respectively.

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

Major Customers and Suppliers

Bio-fertilizer products

During 2012 and 2011, our principal business did not generate any sales revenue, thus we had no customers.

During 2012 and 2011, we did not purchase any raw materials; hence we had no suppliers for 2012 and 2011.

Results of Operations

Net Sales

Net sales were $nil for the years ended December 31, 2012 and 2011, respectively.

Cost of Sales

Cost of sales was $nil for the years ended December 31, 2012 and 2011, respectively.

Gross Profit/Loss

Gross profit for fiscal 2012 and 2011 was $nil, the Company had not been able to recognize any sales revenue during 2012 and 2011.

General and Administrative

General and administrative expenses were $1,043,202 and $1,256,073 for the years ended December 31, 2012 and 2011, respectively, a decrease of $212,871 or 17%. General and administrative expenses include professional fees, officers’ compensation, depreciation and amortization, salaries, travel and entertainment, rent, office expense and telephone expense. The decrease mainly resulted from the reduction of our operating activities, which led to a decrease in rent, salaries, travel expenses and office expenses. During fiscal 2012, we charged $12,474 into general and administrative expenses for other receivables that are considered no longer collectable. We also charged $606,702 and $547,835 of liquidated damages in connection with the 6% Notes and 2% Notes to general and administrative expenses during the years ended December 31, 2012 and 2011, respectively (see Note 8 to the Consolidated Financial Statements).

Selling Expenses

During 2012 and 2011, selling expenses were $nil. Resulting from the lack of operating activities, the Company incurred no selling expenses during 2012 and 2011.

Research and Development

Research and development expenses decreased by $7,657 or 5% to $159,059 for the year ended December 31, 2012, compared to $166,716 for the prior comparable period. The research and development expense mainly consists of the expenses of maintaining Kiwa-CAU R&D Centre, which began operation in July 2006 (see “Business-Intellectual Property and Product Lines- Kiwa-CAU R&D Center” under Item 1 in Part I).

Net Interest Expenses

Net interest expense was $253,189 and $268,530 in the fiscal years of 2012 and 2011, respectively, representing a decrease of $15,341 or 6%. The decrease in interest expenses was due to decreased amount of interest on credit cards and bank charges.

Gain on disposition of subsidiary

Gain on disposition of subsidiary for the years ended December 31, 2012 and 2011 was $113,018 and $nil, respectively. The Company recorded a gain of $113,018 during the year ended December 31, 2012 based on the discharge of the excess liabilities over the assets of Kiwa Tianjin.

Net Loss

Net loss for fiscal 2012 and 2011 was $1,342,432 and $1,691,319, representing a decrease of $348,887 or 21%. This decrease resulted from the net effect of the following factors: (1) the decrease in operating expenses of $220,528 or 15% from the fiscal year of 2011 to the fiscal year 2012; (2) the decrease in interest expenses of $15,341 or 6% from the fiscal year of 2011 to the fiscal year of 2012; (3) gain on disposition of subsidiary of $113,018 and $nil, respectively.

Comprehensive Loss

Comprehensive loss decreased by $511,825 or 26% to $1,460,843 for the year ended December 31, 2012, compared to $1,972,668 for the comparable period of 2011. The decrease was due to a decrease of $348,887 in net loss and a decrease of $162,938 in other comprehensive loss.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During fiscal 2012 and 2011, we raised $236,412 and $448,880 in total from related parties. To some extent, these advances improved our short-term liquidity; however as of December 31, 2012, our current liabilities exceeded current assets by $11,976,368, reflecting a current ratio of 0.002:1, whereas current liabilities exceeded current assets by $10,550,849, reflecting a current ratio 0.004:1, as of December 31, 2011. The downturn in our short-term liquidity was mainly due to continuous losses, which resulted in a decrease of $16,596 of current assets and an increase in current liabilities of $1,408,923 as of December 31, 2012 compared to the same date of 2011. During the year ended December 31, 2012 and 2011, we did not issue any shares resulting from the conversion of principal of the 6% Notes and 2% Notes into our common stock. Since the Company does not have sufficient financial capability to repay the 6% Notes and 2% Notes and had issued all of its 400,000,000 authorized shares, the Company cannot issue additional shares to repay the 6% Notes and 2% Notes, unless the Company can obtain stockholder approval to amend its certificate of incorporation to increase the authorized shares of common stock (see Note 8 to the Consolidated Financial Statements).

As of December 31, 2012 and 2011, we had cash of $4,493 and $16,307, respectively. The change is outlined as follows.

During the fiscal year of 2012, the net cash used in our operating activities was $242,708, compared to $499,807 for the comparable period of 2011. Such cash was mainly used for maintaining operations of a public company and working capital for our bio-fertilizer business.

During the fiscal years of 2012 and 2011, we did not invest in acquiring property and equipment.

During the year ended December 31, 2012, we generated cash inflow of $236,412 from financing activities. During the year ended December 31, 2011, we generated cash inflow of $448,880 from financing activities.

As of December 31, 2012, we had an accumulated deficit of $21,704,464, which was made up in part of a net loss of $1,342,432 and $1,691,319 during 2012 and 2011. We do not anticipate generating sufficient positive operating cash inflow to fund our planned operations.

In 2013, we plan to focus on expanding our bio-fertilizer sales. We will concentrate on (1) adjusting our product mix to increase the proportion of high-margin products, (2) improving our current equipment, and (3) setting up new production lines.

Currently we have insufficient cash resources to accomplish our objectives. We will need to seek additional funding to sustain our operations. In the next year, we intend to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurance that we will be successful in obtaining this financing. Various factors listed below significantly harm our ability to obtain this financing.

Given the facts that:

(1)	Extremely low share price. The price of the Company’s common stock ranged from $0.0003 to $0.0038 per share during fiscal 2012;

(2)	Continued losses. As of December 31, 2012, we had an accumulated deficit of $21,704,464, which was made up in part of a net loss of $1,342,432 during 2012 and $1,691,319 during 2011;

(3)	Deteriorating financial situation. As of December 31, 2012 and 2011, the Company had total assets of $42,046 and $62,999, respectively, and total liabilities of $13,848,327 and $12,408,437, respectively; and

(4)	Outstanding 6% and 2% Notes. As of December 31, 2012, the amount of outstanding 6% and 2% Notes was $1,518,171, and $112,917, respectively. The 6% Notes and the 2% Notes have been in default since June 2009 and January 2011, respectively. The Company had also accrued $2,240,852 as a penalty in connection with the 6% Notes and 2% Notes.

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

The Company leased an office in Beijing on July 15, 2007. The operating lease agreement will expired at January 14, 2012. The monthly rental payment for the office is RMB 80,324 (approximately $12,000). Although the operating lease agreement expired by its term on January 14, 2012, the parties elected to terminate the lease in June 30, 2011.

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expired on June 30, 2012 and both parties agreed to extend the lease for another one year.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of December 31, 2012 are as follows:

Fiscal Year	Amount
2013	$6,000
Total	$6,000

(2)	Technology acquisition

On May 8, 2006 we entered into a Technology Transfer Agreement (“TTA”) with Jinan Kelongboao Bio-Tech Co. Ltd. (“JKB”). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to us. Pursuant to the agreement we will pay JKB a transfer fee of RMB10 million (approximately $1.52 million), of which RMB 6 million will be paid in cash and RMB 4 million will be paid in stock. The cash portion will be paid in installments, the first installment RMB 3 million was set for May 23, 2006 initially, of which RMB 1 million has been paid and both parties have agreed to extend the remaining RMB 2 million to the date when the application for new veterinary drug certificate is accepted.  Three other installments of RMB 1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB 4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

As of December 31, 2012, we had paid one-third of the first installment, or RMB1,000,000 (or $160,600) to JKB. However, due to the difficulties of obtaining additional funds, the Company has determined to discontinue this project.

(3)	Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $160,600) each year to fund research at the R&D Center. The term of this agreement is ten years starting from July 1, 2006. Prof. Qi Wang, who became one of our directors in July 2007, has acted as Director of Kiwa-CAU R&D Center since July 2006.

(4)	Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, we have committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2012, we had invested approximately $1.91 million for the project.

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 8, Part II.

ITEM 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of December 31, 2012 and 2011 begins on page F-2 of this annual report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2012, our disclosure controls and procedures were ineffective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2012. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was ineffective as of December 31, 2012.

The specific material weakness identified by the Company’s management as of December 31, 2012 is described as follows:

•	The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America commensurate with the Company’s financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant. The Company’s management determined that the number and nature of these significant deficiencies, when aggregated, constituted a material weakness.

•	The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

•	We currently do not have an audit committee.

Remediation Initiative

•	We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2013. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework.

•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years. The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position	Director Since
Wei Li	52	Chief Executive Officer, Chief Financial Officer (from January 4, 2009 to February 17, 2009) and Chairman of the Board of Directors	2004
Steven Ning Ma	56	Chief Financial Officer and Chief Operating Officer (from February 18, 2009)
Lianjun Luo	43	Director	2004
Xucheng Hu	50	Director	2008
Qi Wang	46	Director and Vice President - Technical	2007
Yvonne Wang	34	Corporate Secretary

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

Lianjun Luo became one of our directors on March 27, 2004 and he previously served as our Chief Financial Officer from March 12, 2004, until the expiration of his employment agreement as the Company’s CFO on December 31, 2008.  Mr. Luo served as the Chief Executive Officer of Kiwa Bio-Tech Products Group Ltd. from October 2002 to December 2003.  From January 2002 to October 2002, Mr. Luo served as the Chief Financial Officer of China Star.  From August 2000 to December 2001, Mr. Luo served as manager of Security Department and Assistant to President at Jilin Hengfa Group Ltd., a Chinese drug manufacturing company, responsible for the company’s preparation for an aborted IPO and for merger and acquisition activities.  From May 1998 to July 2000, Mr. Luo worked as manager of Investment Department and Associate General Manager for Hongli Enterprise Ltd., a Chinese investment company on merger and acquisition transactions.  Mr. Luo obtained his law degree from China University of Political Science and Law in 1993. Mr. Luo is a certified public accountant and lawyer in China. Mr. Luo’s expertise in the field of accounting and law enables him to provide the Company’s Board of Directors with insight and information related to the Company’s financial, accounting and SEC reporting issues.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and certain other shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely upon a review of the copies of such reports. The Company’s annual report on Form 10-K for the year ended December 31, 2011 was filed with the SEC on April 6, 2012, all other required filings were made on a timely basis.

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

Director Nominees Recommended by Stockholders

We have not implemented any changes to the procedures by which stockholders may recommend nominees to our board of directors since we last disclosed those procedures in our most recent proxy statement filed with the SEC on November 10, 2012.

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

During fiscal year 2012, the Board of Directors did not have meeting. All members of the Board of Directors are required to attend the annual meetings of securities holders. On December 18, 2012, all members of the Board of Directors attended the annual meetings of securities holders for 2012.

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

The Company had no officers or directors whose total compensation during either 2012 or 2011 exceeded $100,000.

Currently, the main forms of compensation provided to each of our executive officers are: (1) annual salary; (2) non-equity Incentive Plan; and (3) the granting of incentive stock options subject to approval by our Board of Directors.

Summary Compensation Table

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wei Li, CEO	2012	72,000	Nil	Nil	Nil	Nil	Nil	Nil	72,000
Wei Li, CEO	2011	72,000	Nil	Nil	Nil	Nil	Nil	Nil	72,000
Steven Ning Ma, CFO	2012	74,400	Nil	Nil	Nil	Nil	Nil	Nil	74,400
Steven Ning Ma, CFO	2011	74,400	Nil	Nil	Nil	Nil	Nil	Nil	74,400

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

On February 2, 2009, the Company and Mr. Steven Ning Ma entered into an employment agreement with the Company.  Pursuant to the employment agreement, Mr. Ma is entitled to annual salary of RMB636,000 (approximately US$93,000), among which RMB42,400 (approximately US$6,200) payable monthly and RMB127,200 (approximately $18,600) in one lump sum, as a performance bonus, three months following the anniversary of his employment provided that Mr. Ma meets all goals and objectives set by the Company. Mr. Ma’s employment may be terminated at any time for cause or with thirty days’ written notice without cause. The employment agreement is automatically terminated upon death or permanent disability. Upon termination without cause, Mr. Ma is entitled to severance payment equal to three months’ salary including all non-cash benefits, if the termination is due to death or permanent disability; Mr. Ma is entitled to six months’ salary. The employment agreement also contains confidentiality provisions and provisions against competition with the Company and solicitation of customers for 12 months following termination of employment.

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

Stock Incentive Plan and Option Grants

2004 Stock Incentive Plan

On May 10, 2004, our Board of Directors approved equity incentive awards to our certain directors, officers and employees and/or consultants and adopted, subject to stockholder approval, our 2004 Stock Incentive Plan (the “Plan”). Our stockholders approved the Plan on June 3, 2004, and an amendment to the Plan on September 12, 2006. There are 3,047,907 shares reserved for issuance of options and other stock awards under the Plan. The number of shares that may be granted to any participant in a fiscal year is 500,000. Options issued under the Plan will expire not more than ten years from the date of grant.

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

No options were granted under the Plan during 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth the status of all outstanding equity awards of the Company as of December 31, 2012.

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

Option Exercises and Stock Vested

No stock options were exercised by any officers or directors during 2012 and 2011. We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2012 and 2011.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Wei Li	Nil	Nil	Nil	Nil
Steven Ning Ma	Nil	Nil	Nil	Nil

Director Compensation for 2012

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors, and did not compensate our directors in 2012 for services performed as directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2012 certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 400,000,000 shares of our common stock outstanding as of April 15, 2013. None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Title of class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Owner	Percentage of class
Common Stock	Wei Li(1)	13,064,794	3.3%
Common Stock	Steven Ning Ma	-	-
Common Stock	Qi Wang	-	-

Common Stock	All officers and directors as a group	13,064,794	3.3%

(1)	Consists of 12,356,672 shares of common stock (3.1% of all shares outstanding) held by All Star Technology Inc., a British Virgin Islands international business company. Wei Li exercises voting and investment control over the shares held by All Star Technology Inc. Wei Li is a principal stockholder of All Star Technology Inc. and may be deemed to beneficially own such shares, but disclaims beneficial ownership in such shares held by All Star Technology Inc. except to the extent of his pecuniary interest therein. Mr. Li has pledged all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes (See Note 7 to Consolidated Financial Statements).

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2012 about our equity compensation plans under which our equity securities are authorized for issuance.

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

The relationships between our directors and the Company are as follows:

Mr. Wei Li is a principal stockholder of All Star Technology Inc., which holds 12,356,672 shares of our common stock. Mr. Li may be deemed to beneficially own such shares and exercises voting and investment control over such shares. Mr. Li is also Chief Executive Officer of the Company.

Prof. Qi Wang is the Director of Kiwa-CAU R&D center and also Vice President of the Company.

ITEM 14. Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants for 2012 and 2011.

Audit Fees

Paritz& Company, P.A. audited our financial statements for year-end 2012 and 2011, and reviewed our quarterly reports on Form 10-Q for the three months ended September 30, 2012, June 30, 2012 and March 31, 2012. Since we do not have a formal audit committee, our entire Board of Directors serves as our audit committee. We have not adopted pre-approval policies and procedures with respect to the Company’s accountants, but our board of directors approved the engagement of Paritz & Company, P.A. before engaging its services. All of the services described below were approved by our board of directors prior to performance of such services. The board of directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditor's independence.

The aggregate audit fees for 2012 paid and payable to Paritz & Company, P.A. were approximately $58,000. The amounts include: (1) fees for professional services rendered by Paritz & Company, P.A. in connection with the audit of our consolidated financial statements for the 2012 fiscal year; (2) reviews of our quarterly reports on the Form 10-Q for the first, second and third quarters of 2012 fiscal year.

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

Crowe Horwath (HK) CPA Limited (“Crowe Horwath”) audited our financial statements for year-end 2010, and reviewed our quarterly reports on Form 10-Q for the three months ended March 31, 2011. The aggregate review fees for 2011 paid to Crowe Horwath were approximately $13,000, which were fees for professional services rendered by Crowe Horwath in connection with review of our quarterly reports on the Form 10-Q for the first quarter of 2011.

Audit-Related Fees

Audit-related fees for 2012 and 2011 were $nil.

Tax Fees

Tax service fees billed by a tax consultant for 2012 and 2011 were $4,500 in each year.

All Other Fees

None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2012. All of the services provided and fees charged by our independent registered accounting firms in 2012 were approved by the board of directors.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
3.1	Certificate of Incorporation, effective as of July 21, 2004	Form 8-K filed on July 23, 2004	3.1
3.2	Bylaws, effective as of July 22, 2004	Form 8-K filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of January 9, 2009	Form 10-K filed on May 18, 2009	3.3
10.1	Advance Agreement by and between Wei Li and the Company dated January 10, 2008	Form 8-K filed on January 11, 2008	10.01
10.2	Stock Purchase Agreement between Kiwa Bio-Tech Products Group Corporation and Yuxin Zhou dated February 19, 2008	Form 8-K filed on February 22, 2008	10.01
10.3	Consulting Agreement between the Company and Robert Schechter dated January 10, 2008	Form 10-Q filed on August 11, 2008	10.1
10.4	Contract for Joint Venture between the Company and Hebei Huaxing Pharmaceuticals Co., Ltd. dated May 22, 2008	Form 8-K filed on May 27, 2008	10.1
10.5	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and AJW Offshore Ltd., AJW Qualified Partners LLC, AJW Partners LLC, and New Millennium Capital Partners II LLC	Form 10-Q filed on November 12, 2008	10.3
10.6	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and FirsTrust Group, Inc. dated October 7, 2008	Form 10-Q filed on November 12, 2008	10.4
10.7	2004 Stock Incentive Plan, amended in 2006	Form Pre 14A filed on July 28, 2006	Appendix A
10.8	Employment Agreement dated July 31, 2006, between the Company and Lianjun Luo	Form 8-K filed on August 7, 2006	10.02
10.9	Employment Agreement dated February 2, 2009 by and between the Company and Wei Li.	Form 8-K filed on February 2, 2009	10.1
10.10	Employment Agreement dated February 18, 2009 by and between the Company and Steven Ning Ma.	Form 8-K filed on February 19, 2009	10.1
10.11	Letter from Mao & Company, CPAs, Inc. dated June 7, 2009 to the Securities and Exchange Commission	Form 8-K filed on June 8, 2009	16.1
10.12	Letter of AGCA, Inc., dated July 19, 2010	Form 8-K filed on July 20, 2010	16.1
10.13	Letter of Crowe Horwath (HK) CPA Limited, dated June 16, 2011	Form 8-K filed on June 16, 2011	16.1
10.14	Letter of Commitment	Form 10-Q filed on August 10, 2011	10.1
10.15	Letter of Commitment	Form 10-Q filed on August 10, 2011	10.2
10.16	Lease Agreement	Form 10-Q filed on November 8, 2011	10.1
10.17	Employment Agreement dated February 6, 2012 by and between the Company and Wei Li.	Form 8-K filed on February 6, 2012	10.1
10.18	Employment Agreement dated February 6, 2012 by and between the Company and Steven Ning Ma	Form 8-K filed on February 6, 2012	10.2

14	Code of Ethics	Form 10-K filed on May 18, 2009	14.1
21	List of Subsidiaries	Form 10-KSB filed on April 2, 2007	21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Kiwa Bio-Tech Products Group Corporation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2013

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

Chief Executive Officer and
Chairman of the Board of Directors
(Principal
/s/ Wei Li	Executive Officer)	April 15, 2013
Wei Li

Chief Financial Officer
/s/ Steven Ning Ma	(Principal Financial and Accounting Officer)	April 15, 2013
Steven Ning Ma

/s/ Xucheng Hu	Director	April 15, 2013
Xucheng Hu

/s/ Lianjun Luo	Director	April 15, 2013
Lianjun Luo

/s/ Qi Wang	Director	April 15, 2013
Qi Wang

Kiwa Bio-Tech Products Group Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and the Stockholders of

Kiwa Bio-Tech Products Group Corporation

We have audited the accompanying consolidated balance sheets of Kiwa Bio-Tech Products Group Corporations as of December 31, 2012 and 2011 and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kiwa Bio-Tech Products Group Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 3 to the accompanying consolidated financial statements, the Company’s current liabilities substantially exceeded its current assets by $11,976,368 at December 31, 2012. The Company has suffered recurring losses from operations and incurred an accumulated deficit of $21,704,464 since inception and has stockholders’ deficiency of $13,806,281 as of December 31, 2012. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

March 18, 2013

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$4,493	$16,307
Deposits and other receivables	21,588	25,954
Current assets of discontinued operation	-	416
Total current assets	26,081	42,677
Property, plant and equipment - net	15,965	20,322
Total assets	$42,046	$62,999

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$312,580	$307,322
Advances from customers	14,366	14,125
Construction costs payable	284,952	280,172
Due to related parties - trade	690,198	552,364
Due to related parties - non-trade	3,803,034	3,514,898
Convertible notes payable	1,631,088	1,631,088
Salary payable	1,127,070	919,875
Taxes payable	309,145	242,120
Penalty payable	2,240,852	1,634,150
Interest payable	1,009,563	764,229
Other payable	579,601	619,477
Current liabilities of discontinued operation	-	113,706
Total current liabilities	12,002,449	10,593,526

Unsecured loans payable	1,845,878	1,814,911
Total liabilities	13,848,327	12,408,437

Stockholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at December 31, 2012 and 2011, respectively	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(21,704,464)	(20,362,032)
Accumulated other comprehensive deficiency	(595,154)	(476,743)
Total stockholders’ deficiency	(13,806,281)	(12,345,438)
Total liabilities and stockholders' deficiency	$42,046	$62,999

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Years Ended December 31,
	2012	2011
Revenue	$-	$-

Operating expenses
General and administrative	1,043,202	1,256,073
Research and development	159,059	166,716
Total operating expenses	1,202,261	1,422,789
Operating loss	(1,202,261)	(1,422,789)

Interest expense	(253,189)	(268,530)
Net loss from continuing operation	(1,455,450)	(1,691,319)

Income from discontinued operation
Gain on disposition of subsidiary	113,018	-
Net loss before income tax	(1,342,432)	(1,691,319)

Income tax	-	-
Net loss	(1,342,432)	(1,691,319)

Other comprehensive loss
Translation adjustment	(118,411)	(281,349)
Total comprehensive loss	$(1,460,843)	$(1,972,668)

Net loss per common share - basic and diluted	$(0.003)	$(0.005)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Kiwa Stockholders
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Deficits	Deficiency	interest	Total
Balance, December 31, 2010	400,000,000	$400,000	$8,093,337	$(18,670,713)	$(195,394)	$-	$(10,372,770)
Net loss	-	-	-	$(1,691,319)	-	-	$(1,691,319)
Foreign currency translation adjustments	-	-	-	-	$(281,349)	$-	$(281,349)
Balance, December 31, 2011	400,000,000	$400,000	$8,093,337	$(20,362,032)	$(476,743)	$-	$(12,345,438)
Net loss	-	-	-	$(1,342,432)	-	-	$(1,342,432)
Foreign currency translation adjustments	-	-	-	-	$(118,411)	-	$(118,411)
Balance, December 30, 2012	400,000,000	$400,000	8,093,337	$(21,704,464)	$(595,154)	$-	$(13,806,281)

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,342,432)	$(1,691,319)
Net income from discontinued operations, net of income taxes	(113,018)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,702	6,771
Writen-off other receivables	12,474	-
Provision for penalty payable	606,702	547,835
Interest payable on convertible notes	245,334	243,416
Changes in operating assets and liabilities:
Deposit and other receivables	(7,665)	50,144
Accounts payable	-	(26,404)
Salary payable	201,668	180,186
Taxes payable	62,894	68,353
Due to related parties-trade	128,409	110,473
Other payable	(41,776)	10,738
Net cash used in operating activities	(242,708)	(499,807)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	236,412	448,880
Net cash provided by financing activities	236,412	448,880

Effect of exchange rate change	(5,518)	34,418

Cash and cash equivalents:
Net decrease	(11,814)	(16,509)
Balance at beginning of year	16,307	32,816
Balance at end of year	$4,493	$16,307

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

1.	Description of Business and Organization

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

The Company has established a subsidiary in China, Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) in 2002. The following chart summarizes the Company’s organizational and ownership structure.

Business – The Company’s business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China. The Company has acquired technologies to produce and market bio-fertilizer.

2.	Summary of Significant Accounting Policies

Principle of Consolidation - These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Kiwa BVI and Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”), and also its former majority-owned subsidiary, Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”). Effective on July 11, 2012, the Company dissolved Kiwa Tianjin. All significant inter-company balances or transactions are eliminated on consolidation.

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

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

The Company maintains cash with financial institutions in the People’s Republic of China (“PRC”) which are not insured or otherwise protected. Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Accounts Receivables - Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified.

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

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

Shipping and Handling Costs - Substantially all costs of shipping and handling of products to customers are included in selling. Shipping and handling costs for the years ended December 31, 2012 and 2011 were both $nil.

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

Other comprehensive loss for the year ended December 31, 2012 and 2011 represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of December 31,
	2012	2011
Balance sheet items, except for equity accounts	6.2301	6.3364

	Year ended December 31,
	2012	2011
Items in the statements of income	6.3093	6.4653

Advertising Costs - The Company charges all advertising costs to expense as incurred. The total amounts of advertising costs charged to selling, general and administrative expense were both $nil for the years ended December 31, 2012 and 2011, respectively.

Research and Development Costs - Research and development costs are charged to expense as incurred.  During the years ended December 31, 2012 and 2011, research and development costs were $159,059 and $166,716, respectively.

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss attributable to Kiwa stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes dilutive effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of December 31, 2012 and 2011, potentially dilutive securities aggregated 2,164,782,738 and 9,228,310,626 shares of common stock, respectively.

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

Recent accounting pronouncements adopted

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

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

As of December 31, 2012, the Company’s current liabilities substantially exceeded its current assets. The Company had no sales during the year ended December 31, 2012, had an accumulated deficit and stockholders’ deficiency. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. The Company also plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands.

4.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	December 31, 2012	December 31, 2011
Property, Plant and Equipment
Buildings	$1,362,481	$1,339,622
Machinery and equipment	620,060	609,660
Automobiles	89,288	87,791
Office equipment	109,147	107,317
Computer software	23,219	22,830
Property, plant and equipment - total	$2,204,195	$2,167,220
Less: accumulated depreciation	(781,044)	(763,319)
Less: impairment on long-lived assets	(1,407,186)	(1,383,579)
Property, plant and equipment - net	$15,965	$20,322

The building is on a piece of land the use right of which was granted to Kiwa Bio-Tech Products (Shandong) Co., Ltd. by local government free for 10 years and then for another 20 years on a fee calculated according to Kiwa Shandong's net profit.  Since Kiwa Shandong did not generate any net profit, no fee is payable.

Depreciation expense was $4,642 and $6,771 for the years ended December 31, 2012 and 2011, respectively.

Impairment on long-lived assets was $nil for the years ended December 31, 2012 and 2011, respectively.

All of our property, plant and equipment have been held as collateral to secure the 6% Notes (see Note 8).

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

5.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of bio-fertilizer facility in Shandong. The balance of construction costs payable as of December 31, 2012 and 2011 was $284,952 and $280,172, respectively.

6.	Related Party Transactions

Amounts due to related parties consisted of the following as of December 31, 2012 and December 31, 2011:

Item	Nature	Notes
			December 31, 2012	December 31, 2011
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$3,412,284	$3,203,190
Kangtai International Logistics (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(13,250)	(12,792)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	404,000	324,500
Subtotal			3,803,034	3,514,898

Kiwa-CAU R&D Center	Trade	(4)	690,198	552,364
Subtotal			690,198	552,364
Total			$4,493,232	$4,067,262

(1) Mr. Li

Mr. Li is the Chairman of the Board, Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2012, the balance due to Mr. Li for advances made was $3,412,284. During the year ended December 31, 2012, Mr. Li advanced $209,094 to the Company. As of December 31, 2011, the balance due to Mr. Li was $3,203,190.  Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

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

On December 31, 2012, the amount due from Kangtai was $13,250. The balance due from Kangtai on December 31, 2011 was $12,792.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2012, the amount due to Ms. Wang was $404,000. During the year ended December 31, 2012, Ms. Wang advanced $79,500 to the Company. As of December 31, 2011, the amount due to Ms. Wang was $324,500. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

In November 2006, Kiwa and China Agricultural University (the “CAU”) agreed to jointly establish a new research and development center, named Kiwa-CAU R&D Center.  The term of the agreement was ten years commencing July 1, 2006.

•	Pursuant to the agreement, Kiwa agree to invest RMB 1 million (approximately $160,600) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, a director of the Company, is also the director of Kiwa-CAU R&D Center.

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

During the year ended December 31, 2012 and 2011, $159,059 and $166,716 was charged to research and development expenses under the agreement with Kiwa-CAU R&D Center. The Company paid $32,100 and $47,345 to Kiwa-CAU R&D Center in the year 2012 and 2011, respectively.

7.	Unsecured Loans Payable

The balance of unsecured loans payable was $1,845,878 and $1,814,911 as of December 31, 2012 and December 31, 2011, respectively. The change in the balances at December 31, 2012 to December 31, 2011 arose from the effect of changes in the exchange rates prevailing at the balance sheet dates. Unsecured loans payable consisted of the following as of December 31, 2012 and December 31, 2011:

Item	December 31, 2012	December 31, 2011
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,444,600	$1,420,365
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	401,278	394,546
Total	$1,845,878	$1,814,911

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

According to the Company’s project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of RMB480,000 ($77,100) per acre for the land use right after the 10-year period until May 2012. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2012, the Company invested approximately $2 million for the property, plant and equipment of the project and these assets were impaired as of December 31, 2012.

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

Notes to Consolidated Financial Statements

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

To enable reservation of a sufficient amount of authorized shares that may be issued pursuant to conversion of the 6% Notes and exercise of the Warrants, the Purchase Agreement required the Company to amend its Certificate of Incorporation to increase the number of authorized shares of common stock. At the annual meeting for 2006, which was held on September 12, 2006, a proposal to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, from 100,000,000 shares to 200,000,000 shares was approved by the required vote of its stockholders. At the annual meeting held for 2008 on December 30, 2008 the Company further amended its Certificate of Incorporation by increasing the number of authorized shares of common stock from 200,000,000 to 400,000,000. At the annual meeting for 2009, which was held on December 28, 2009, the proposal of further amend the Certificate of Incorporation to increase the number of authorized shares from 400,000,000 to 800,000,000 was not approved by stockholders. At the annual meeting for 2010, which was held on December 15, 2010, the proposal of further amend the Certificate of Incorporation to increase the number of authorized shares from 400,000,000 to 800,000,000 was not approved by stockholders. At the annual meeting for 2011, which was held on December 16, 2011, the proposal of further amend the Certificate of Incorporation to increase the number of authorized shares from 400,000,000 to 800,000,000 was not approved by stockholders. At the annual meeting for 2012, which was held on December 18, 2012, the proposal of further amend the Certificate of Incorporation to increase the number of authorized shares from 400,000,000 to 800,000,000 was not approved by stockholders.

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants. Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of December 31, 2012 and December 31, 2011, the Company has accrued a penalty of $2,240,852 and $1,634,150, respectively, of which $606,702 and $547,835 was included in general and administrative expenses for the twelve months ended December 31, 2012 and 2011, respectively.

The 6% Notes require the Company to procure the Purchaser’s consent prior to taking certain actions including the payment of dividends, repurchasing stock, incurring debt, guaranteeing obligations, merging or restructuring the Company, or selling significant assets.

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

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

Black and Scholes Model Assumption			Details of Outstanding Warrants
Expected dividend	Expected volatility	Risk- free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares	Closing price December 31, 2012	Fair value of warrants/options determined by Black and Scholes model
-	65%	0.31%	0.5	$0.45	12,250,000	$0.0003	-

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

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

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

During the twelve months ended December 31, 2012, the Purchasers converted nil principal and nil interest into shares of common stock. As of December 31, 2012, the face amount of the 6% Notes outstanding was $1,518,171.

During the year ended December 31, 2012, interest of $228,350 and $16,984 was accrued on the 6% Notes and the 2% Notes, respectively. During twelve months ended December 31, 2011, interest of $227,726 and $15,691 was accrued on the 6% Notes and the 2% Notes, respectively.

Unpaid interest of $1,009,560 and $764,229 was included in other payable on the balance sheet as of December 31, 2012 and 2011, respectively.

On January 31, 2011, the 2% Notes were also due. The Company informed the Purchasers of its inability to repay the outstanding balance on the due date. Therefore, the 2% Notes are in default and the default interest rate of 15% per annum is being charged on the 2% Notes.

9.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at December 31, 2012 and 2011 and the movements during the years then ended are as follows:

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2010	1,232,600	$0.175	$-	7
Exercised	-	-		-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at December 31, 2011	1,232,600	$0.175	$-	6
Exercised	-	-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at December 31, 2012	1,232,600	$0.175	$-	5
Exercisable at December 31, 2012	1,232,600	$0.175	$-	5

(1)	The market value of the Company’s common stock at December 31, 2012 was $0.0003 per share. The outstanding options had no intrinsic value at December 31, 2012.

The Company has adopted ASC Topic 718 effective as of January 1, 2006. The fair value of the options granted at the grant date was determined to be $320,154 (approximately $0.16 per share), calculated pursuant to the Black-Scholes option pricing model.  The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method.  Unamortized fair value of stock options granted to those who separated from the Company has been charged to expense, while the options returned to the Company.  During the years ended December 31, 2012 and 2011, $nil was charged to expense.

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

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2012	2011

Pre-tax loss	$(1,342,432)	$(1,691,319)

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	456,427	575,048
Reconciling items:
Rate differential for PRC earnings	(60,492)	(51,608)
Loss not recognized as deferred tax assets	(355,135)	(477,945)
Non-deductible expenses and non-reportable income	(40,800)	(45,495)
Effective tax expense	$-	$-

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

The Company had deferred tax assets as follows:

	December 31 2012	December 31 2011

Net operating losses carried forward	$5,459,835	$5,314,283
Less: Valuation allowance	(5,459,835)	(5,314,283)

Net deferred tax assets	$-	$-

As of December 31, 2012 and 2011, the Company had approximately $16,000,000 and $17,500,000 net operating loss carryforwards available to reduce future taxable income. Net operating loss of the Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Shandong and Kiwa Tianjin could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more-likely-than-not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2012 and 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the two years ended December 31, 2012 and 2011, and no provision for interest and penalties is deemed necessary as of December 31, 2012 and 2011.

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

The Company leased an office in Beijing on July 15, 2007. The operating lease agreement will expire on January 14, 2012. The monthly rental payment for the office is RMB 80,324 (approximately $12,000). Rent expense under the operating lease for the nine months ended September, 2011 and 2010 was $102,247 and $143,897, respectively. Although the operating lease agreement expired by its term on January 14, 2012, the parties elected to terminate the lease on June 30, 2011.

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expired on June 30, 2012 and both parties agreed to extend the lease for another one year.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of December 31, 2012 are as follows:

Fiscal Year	Amount
2013	$6,000
Total	$6,000

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

(2)	Technology acquisition

On May 8, 2006 we entered into a Technology Transfer Agreement (“TTA”) with Jinan Kelongboao Bio-Tech Co. Ltd. (“JKB”). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to us. Pursuant to the agreement we will pay JKB a transfer fee of RMB10 million (approximately $1.52 million), of which RMB 6 million will be paid in cash and RMB 4 million will be paid in stock. The cash portion will be paid in installments, the first installment RMB 3 million was set for May 23, 2006 initially, of which RMB 1 million has been paid and both parties have agreed to extend the remaining RMB 2 million to the date when the application for new veterinary drug certificate is accepted.  Three other installments of RMB 1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology.  The RMB 4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

As of December 31, 2012, we had paid one-third of the first installment, or RMB1,000,000 (or $160,600) to JKB. However, due to the difficulties of obtaining additional funds, the Company has determined to discontinue this project.

(3)	Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $160,600) each year to fund research at the R&D Center. The term of this agreement is ten years starting from July 1, 2006. Prof. Qi Wang, who became one of our directors in July 2007, has acted as the Director of Kiwa-CAU R&D Center since July 2006.

(4)	Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, we have committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2012, we had invested approximately $1.91 million for the project.

12.	Discontinued Operation

The consolidated balance sheets at December 31, 2012 and 2011 reflected the assets and liabilities of the bio-enhanced feed business segment as a discontinued operation. The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at December 31, 2012 and 2011, respectively:

Assets	December 31, 2012	December 31, 2011
Cash and cash equivalents	$-	$416
Total assets	$-	$416

Liabilities
Due to related parties-trade	$-	$34,515
Salary payable	-	79,191
Total liabilities	$-	$113,706

Kiwa Bio-Tech Products Group Corporation

Notes to Consolidated Financial Statements

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

Effective on July 11, 2012, the Company dissolved Kiwa Tianjin. The Company recorded a gain of approximately $113,000 during the year ended December 31, 2012 based on the discharge of the excess liabilities over the assets of the Kiwa Tianjin.

