Form 10-Q
period 2013-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2013-05-15
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2013
Common Stock, $0.001 par value per share	400,000,000 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$89,394	$4,493
Deposits and other receivables	14,132	21,588
Total current assets	103,526	26,081
Property, plant and equipment - net	14,927	15,965
Total assets	$118,453	$42,046
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$313,531	$312,580
Advances from customers	14,410	14,366
Construction costs payable	285,837	284,952
Due to related parties - trade	732,595	690,198
Due to related parties - non-trade	3,918,994	3,803,034
Convertible notes payable	1,631,088	1,631,088
Salary payable	1,178,828	1,127,070
Taxes payable	325,878	309,145
Penalty payable	2,401,704	2,240,852
Interest payable	1,069,890	1,009,563
Other payable	577,947	579,601
Total current liabilities	12,450,702	12,002,449

Unsecured loans payable	1,851,614	1,845,878
Total liabilities	14,302,316	13,848,327

Stockholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at March 31, 2013 and December 31, 2012	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(22,059,574)	(21,704,464)
Accumulated other comprehensive deficiency	(617,626)	(595,154)
Total stockholders’ deficiency	(14,183,863)	(13,806,281)
Total liabilities and stockholders' deficiency	$118,453	$42,046

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$-	$-

Operating expenses
General and administrative	253,310	246,432
Research and development	40,175	39,763
Total operating expenses	293,485	286,195
Operating loss	(293,485)	(286,195)

Interest expense	(61,625)	(63,160)
Net loss before income tax	(355,110)	(349,355)
Income tax	-	-
Net loss	(355,110)	(349,355)

Other comprehensive loss
Foreign currency translation adjustment	(22,472)	(41,677)
Total comprehensive loss	$(377,582)	$(391,032)

Net loss per common share - basic and diluted	$(0.001)	$(0.001)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(355,110)	$(349,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,091	1,284
Provision for penalty payable	160,852	146,159
Interest payable on convertible notes	60,327	60,997
Changes in operating assets and liabilities:
Deposit and other receivables	7,500	(191)
Salary payable	50,448	50,159
Taxes payable	15,772	15,555
Due to related parties-trade	40,252	7,940
Other payable	(2,006)	(57,278)
Net cash used in operating activities	(20,874)	(124,730)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	105,891	110,863
Net cash provided by financing activities	105,891	110,863
Effect of exchange rate change	(116)	2,343

Cash and cash equivalents:
Net increase (decrease)	84,901	(11,524)
Balance at beginning of period	4,493	16,307
Balance at end of period	$89,394	$4,783

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business and Organization

References herein to “Kiwa” or the “Company” refer to Kiwa Bio-Tech Products Group Corporation and its wholly-owned subsidiaries unless the context specifically states or implies otherwise.

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

As of March 31, 2013, the Company had cash of $89,394. The Company had an accumulated deficit of $22,059,574, and incurred net losses of $355,110 during the three months ended March 31, 2013. This trend is expected to continue. These factors create substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summaries of Significant Accounting Policies

Principle of consolidation - These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company balances or transactions are eliminated on consolidation.

Basis of preparation - These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year or any other periods. The (a) consolidated balance sheet as of December 31, 2012, which was derived from audited financial statements, and (b) the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of March 31, 2013	As of December 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.2108	US$1=RMB6.2301

	Three months ended March 31,
	2013	2012
Items in the statements of income and cash flows	US$1=RMB6.2228	US$1=RMB6.3099

Research and development costs - Research and development costs are charged to expense as incurred.

Impairment of Long-Lived Assets - We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. Based on our analysis, no further impairment on long-lived assets was charged during the three months ended March 31, 2013.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of March 31, 2013, potentially dilutive securities aggregated 2,229,032,535 shares of common stock.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012.

3.	Related Party Transactions

Amounts due to related parties consisted of the following as of March 31, 2013 and December 31, 2012:

Item	Nature	Notes	March 31, 2013	December 31, 2012

Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$3,509,829	$3,412,284
Kangtai International Logistics (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(13,335)	(13,250)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	422,500	404,000
Subtotal			3,918,994	3,803,034

Kiwa-CAU R&D Center	Trade	(4)	732,595	690,198
Subtotal			732,595	690,198
Total			$4,651,589	$4,493,232

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2012, the remaining balance due Mr. Li was $3,412,284. During the three months ended March 31, 2013, Mr. Li paid various expenses on behalf of the Company. As of March 31, 2013, the balance due Mr. Li was $3,509,829. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

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

On December 31, 2012, the amount due from Kangtai was $13,250. The balance due from Kangtai on March 31, 2013 was $13,335.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

On December 31, 2012, the amount due Ms. Wang was $404,000. During the three months ended March 31, 2013, Ms. Wang paid various expenses on behalf of the Company. As of March 31, 2013, the amount due Ms. Wang was $422,500. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agree to invest RMB 1 million (approximately $161,000) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2012, the amount due to Kiwa-CAU R&D Center was $690,198. As of March 31, 2013, the outstanding balance due Kiwa-CAU R&D Center was $732,595.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants. Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of March 31, 2013 and December 31, 2012, the Company has accrued a penalty of $2,401,704 and $2,240,852 respectively, of which $160,852 and $146,159 was included in general and administrative expenses for the three months ended March 31, 2013 and 2012, respectively.

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

Black and Scholes Model Assumption			Details of Outstanding Warrants
Expected dividend	Expected volatility	Risk-free rate of interest	Expected term (year)	Exercise price	Underlying Number of shares	Closing price March 31, 2013	Fair value of warrants/options determined by Black and Scholes model
-	75%	0.31%	0.25	$0.45	12,250,000	$0.0016	-

The expected volatility was determined based on the historic quoted market price of the common stock over the last 12 months. Risk free interest rate was determined based on the quoted US treasury rate under the same expected term with each corresponding financial instrument. Based on the calculation, the fair value of outstanding warrants was zero.

As of March 31, 2013, there were 12,250,000 warrants outstanding which will expire in June 2013.

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which fell due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes. No principal of the 2% Notes has been converted so far. The outstanding principal balance on the 2% Notes was $112,917 as of March 31, 2013.

During the three months ended March 31, 2013, the Purchasers converted nil principal and nil interest into shares of common stock. As of March 31, 2013, the face amount of the 6% Notes outstanding was $1,518,171.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

During three months ended March 31, 2013, interest of $56,152 and $4,176 was accrued on the 6% Notes and the 2% Notes, respectively. During the same period of 2012, interest of $56,775 and $4,223 was accrued on the 6% Notes and the 2% Notes, respectively.

Unpaid interest of $1,069,890 and $1,009,563 was included on the balance sheet as of March 31, 2013 and December 31, 2012, respectively.

5.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at March 31, 2013 and the movements during the three months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2012	1,232,600	$0.175	$-	5
Exercised	-	-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at March 31, 2013	1,232,600	$0.175	$-	4.75

Exercisable at March 31, 2013	1,232,600	$0.175	$-	4.75

(1)	The market value of the Company’s common stock at March 31, 2012 was $0.0016 per share. The outstanding options had no intrinsic value at March 31, 2013.

6.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expires on June 30, 2013.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of March 31, 2013 are as follows:

Fiscal Year	Amount
2013	$3,000
Total	$3,000

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $161,000) each year to fund research at the R&D Center. The term of this Agreement is ten years starting from July 1, 2006. Qi Wang, one of our directors commencing in July 2007 has acted as Director of Kiwa-CAU R&D Center since July 2006.

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of March 31, 2013, the Company had invested approximately $2 million for the project.

7.	Income Tax

No provision for taxes is made as the Company and its subsidiaries do not have any taxable income in the U.S., the British Virgin Islands or the PRC.

The Company had deferred tax assets as follows:

	March 31,	December 31
	2013	2012

Net operating losses carried forward	$5,149,036	5,459,835
Less: Valuation allowance	(5,149,036)	(5,459,835)

Net deferred tax assets	$-	$-

The net operating losses carried forward were approximately $22 million at March 31, 2013, which will expire between 2013 and 2023. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

8.	Subsequent event

The Company has evaluated subsequent events through the date that these financial statements were issued and determined that there were no subsequent events to disclose in these financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2013 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established a subsidiary in China, Kiwa Shandong in 2002, a wholly-owned subsidiary, engaging in the bio-fertilizer business. Formerly, our subsidiary Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”), was engaged in the bio-enhanced feed business. At the end of 2009, Kiwa Tianjin could no longer use its assets including machinery and inventory in the normal course of operations. The Company has classified the bio-enhanced feed business as discontinued operations. Effective on July 11, 2012, the Company formally dissolved Kiwa Tianjin.

We generated no revenues in the three months ended March 31, 2013 and 2012. We incurred a net loss of $355,110 and $349,355 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the Company had cash of $89,394. Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the three months ended March 31, 2013, net amount advanced by related parties, net of repayment to related parties was $105,891 in total. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of March 31, 2013, we had an accumulated deficit of $22,059,574, of which $355,110 was incurred during the three months ended March 31, 2013. We currently do not have revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of March 31, 2013, our current liabilities were $12,450,702, which exceeded current assets by $12,347,176, representing a current ratio of 0.008; comparably, as of December 31, 2012, we had total current assets of $26,081; at the same time, we had current liabilities of $12,002,449, denoting a current ratio of 0.002. At the end of fiscal 2012, we also had long-term liabilities of $1,845,878. The 6% Notes became due on June 29, 2009. The 2% Notes became due on January 31, 2011. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to generate sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

Results of Operations

Results of Operations for Three Months Ended March 31, 2013 and 2012

Net Sales

The Company did not generate any sales during the first quarter of 2013 and 2012 mainly due to severe market conditions.

General and Administration

General and administration expenses for three months ended March 31, 2013 and 2012 were $253,310 and $246,432, respectively, representing a $6,878 or 3% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. We also charged liquidated damages in connection with the 6% Notes and 2% Notes to general and administrative expenses. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $160,852 and $146,159 for three months ended March 31, 2013 and 2012, respectively. The increase in general and administrative expenses was mainly due to increased amount of penalty charge of the outstanding convertible notes and unpaid interest on the notes.

Selling Expenses

The Company incurred no selling expenses during the first quarter of 2013 and 2012, respectively.

Research and Development

Research and development expense for the three months ended March 31, 2013 reflected a slight increase of $412 or 1% from $39,763 in the three months ended March 31, 2012 to $40,175 for the same period of 2013.

Interest Expenses

Net interest expense was $63,160 in the three months ended March 31, 2012 and $61,625 in the same period of 2013, representing a $1,535 or 2% decrease. The decrease in interest expenses was due to decreased amount of interest-carrying credit card balances.

Net Loss

During the three months ended March 31, 2012, net loss was $349,355, comparing with $355,110 for the same period of 2013, representing an increase of $5,755 or 2%. The reasons for the increase are described elsewhere in this report.

Comprehensive Loss

Comprehensive loss decreased by $13,450 or 3% to $377,582 for the three months ended March 31, 2013, as compared to $391,032 for the comparable period of 2012. This decrease resulted from a decrease in translation adjustments of $19,205 in addition to reasons stated above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the three months ended March 31, 2013, amount related parties advanced to the Company, net of repayment by the Company to related parties was $105,891. As of March 31, 2013, our current liabilities exceeded current assets by $12,347,176, reflecting a current ratio of 0.008:1. Comparably, as of December 31, 2012, our current liabilities exceeded current assets by $11,976,368, denoting a current ratio of 0.002:1.

As of March 31, 2013 and December 31, 2012, we had cash of $89,394 and $4,493, respectively. Changes in cash balances are outlined as follows:

During the three months ended March 31, 2013, our operations utilized cash of $20,874 as compared with $124,730 in the same period of 2012. Cash was mainly used for working capital for public company operation.

During the three months ended March 31, 2013 and 2012, we invested nil for investing activities.

During the first quarter of 2013, our financing activities incurred net cash inflow of $105,891, all of them are generated from advances or loans from related parties, net of repayment to related parties. During the three months ended March 31, 2012, we generated $110,863 from financing activities.

Currently, we have insufficient cash resources to accomplish our objectives and also do not anticipate generating sufficient positive operating cash inflow in the rest of 2013 to fund our planned operations. We are actively looking for new sources of capital. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Commitments and Contingencies

See Note 6 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of March 31, 2013, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of March 31, 2013. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2013.

The specific material weakness identified by the Company’s management as of March 31, 2013 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2013. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition, or future results.During the three months ended March 31, 2013, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

(Registrant)

/s/ Wei Li	May 15, 2013	Chief Executive Officer and Chairman of the Board ofDirectors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	May 15, 2013	Chief Financial Officer
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)

