Form 10-Q
period 2013-09-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2013-11-14
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2013
Common Stock, $0.001 par value per share	400,000,000 shares

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$4,625	$4,493
Deposits and other receivables	11,833	21,588
Total current assets	16,458	26,081
Property, plant and equipment - net	12,927	15,965
Total assets	$29,385	$42,046
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$318,188	$312,580
Advances from customers	14,624	14,366
Construction costs payable	290,078	284,952
Due to related parties - trade	825,163	690,198
Due to related parties - non-trade	4,045,261	3,803,034
Convertible notes payable	150,250	1,631,088
Salary payable	1,286,818	1,127,070
Taxes payable	362,725	309,145
Penalty payable	250,297	2,240,852
Interest payable	110,006	1,009,563
Other payable	559,371	579,601
Total current liabilities	8,212,781	12,002,449

Unsecured loans payable	1,879,085	1,845,878
Total liabilities	10,091,866	13,848,327

Stockholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at September 30, 2013 and December 31, 2012, respectively	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(17,829,281)	(21,704,464)
Accumulated other comprehensive deficiency	(726,537)	(595,154)
Total stockholders’ deficiency	(10,062,481)	(13,806,281)
Total liabilities and stockholders' deficiency	$29,385	$42,046

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	268,931	261,961	775,703	752,063
Research and development	40,907	39,765	121,702	119,019
Total operating expenses	309,838	301,726	897,405	871,082
Operating loss	(309,838)	(301,726)	(897,405)	(871,082)

Interest expense	(57,656)	(63,602)	(181,292)	(189,926)
Gain on disposition of subsidiary	-	113,018	-	113,018
Income from restructure of convertible notes	4,953,880	-	4,953,880	-
Net income/(loss) before income tax	4,586,386	(252,310)	3,875,183	(947,990)
Income tax	-	-	-	-
Net income/(loss)	4,586,386	(252,310)	3,875,183	(947,990)

Other comprehensive loss
Translation adjustment	(21,459)	(72,857)	(131,383)	(56,403)
Total comprehensive income/(loss)	$4,564,927	$(325,167)	$3,743,800	$(1,004,393)

Net income/(loss) per common share - basic and diluted	$0.01	$0.00	$0.01	$0.00
Weighted average number of common shares outstanding-basic and diluted	400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income/(loss)	$3,875,183	$(947,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,325	3,735
Provision for penalty payable	479,807	449,497
Gain on disposal of subsidiary	-	(113,018)
Interest payable on convertible notes	178,125	183,665
Gain on restructure of convertible notes	(4,953,880)	-
Changes in operating assets and liabilities:
Deposit and other receivables	10,143	(192)
Salary payable	152,353	145,825
Taxes payable	48,018	46,759
Due to related parties-trade	122,548	87,513
Other payable	(22,263)	(73,218)
Net cash used in operating activities	(106,641)	(217,424)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	183,938	203,611
Cash paid for reconstructure of convertible notes	(75,000)	-
Net cash provided by financing activities	108,938	203,611
Effect of exchange rate change	(2,165)	11,144

Cash and cash equivalents:
Net increase (decrease)	132	(2,669)
Balance at beginning of period	4,493	16,307
Balance at end of period	$4,625	$13,638

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

As of September 30, 2013, the Company had cash of $4,625. The Company had an accumulated deficit of $17,829,281. This trend is expected to continue. These factors create substantial doubt about the Company’s ability to continue as a going concern.

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

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of September 30, 2013	As of December 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.1200	US$1=RMB6.2301

Three months ended September 30,
	2013	2012
Items in the statements of income and cash flows	US$1=RMB6.1253	US$1=RMB6.3516

Research and development costs - Research and development costs are charged to expense as incurred.

Impairment of Long-Lived Assets - We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. Based on our analysis, no further impairment on long-lived assets was charged during the nine months ended September 30, 2013.

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

Net Income/(Loss) Per Common Share - Basic income/(loss) per common share is calculated by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of September 30, 2013, potentially dilutive securities aggregated 365,046,106 shares of common stock.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

3.	Related Party Transactions

Amounts due to related parties consisted of the following as of September 30, 2013 and December 31, 2012:

Item	Nature	Notes	September 30, 2013	December 31, 2012

Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$3,504,503	$3,412,284
Kangtai International Logistics (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(13,742)	(13,250)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	554,500	404,000
Subtotal			4,045,261	3,803,034

Kiwa-CAU R&D Center	Trade	(4)	825,163	690,198
Subtotal			825,163	690,198
Total			$4,870,424	$4,493,232

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2012, the remaining balance due Mr. Li was $3,412,284. During the nine months ended September 30, 2013, Mr. Li paid various expenses on behalf of the Company. As of September 30, 2013, the balance due Mr. Li was $3,504,503. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows. The advances as loans are non-interest bearing and due on demand.

(2) Kangtai

Kangtai, formerly named China Star Investment Management Co., Ltd., Kangtai International Logistics (Beijing) Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2012, the amount due from Kangtai was $13,250. The balance due from Kangtai on September 30, 2013 was $13,742. The advances as loans are non-interest bearing and due on demand.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2012, the amount due Ms. Wang was $404,000. During the nine months ended September 30, 2013, Ms. Wang paid various expenses on behalf of the Company. As of September 30, 2013, the amount due Ms. Wang was $554,500. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agree to invest RMB 1 million (approximately $163,399) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2012, the amount due to Kiwa-CAU R&D Center was $690,198. As of September 30, 2013, the outstanding balance due Kiwa-CAU R&D Center was $825,163.

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

NOTES TO FINANCIAL STATEMENTS

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

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants. Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, as of September 30, 2013 and December 31, 2012, the Company has accrued a penalty of $2,566,203 and $2,240,852 respectively, of which $325,351 and $295,978 was included in general and administrative expenses for the six months ended September 30, 2013 and 2012, respectively.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2013, warrants to purchase 12,250,000 shares of the Company’s common stock have expired.

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which fell due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes.

On August 12, 2013, the Company entered into a Settlement Agreement and Release (the “Release”) with four of the Purchasers of the Company’s 6% Notes and 2% Notes. Pursuant to the terms of the Release, the Company paid four of the Purchasers $75,000 for a full release, including the forgiveness of past defaults of unpaid principal amounts, interest and penalties. As of September 30, 2013, principal amount of 6% Notes outstanding was $150,250; interest amount outstanding was $110,006; amount of standard liquidation damages was $250,297.

As of September 30, 2013, 2% Notes have been fully settled.

During three months ended September 30, 2013, the Company recorded gain from restructure of convertible notes of $4,953,880.

5.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at September 30, 2013 and the movements during the nine months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2012	1,232,600	$0.175	$-	5
Exercised	-	-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at September 30, 2013	1,232,600	$0.175	$-	4.50
Exercisable at September 30, 2013	1,232,600	$0.175	$-	4.50

(1)	The market value of the Company’s common stock at September 30, 2012 was $0.0018 per share. The outstanding options had no intrinsic value at September 30, 2013.

6.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

On September 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expired on September 30, 2013. Both parties decided to extend this contract for one year.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of September 30, 2013 are as follows:

Fiscal Year	Amount
2013	$3,000
2014	9,000
Total	$12,000

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $163,399) each year to fund research at the R&D Center. The term of this Agreement is ten years starting from July 1, 2006. Qi Wang, one of our directors commencing in July 2007 has acted as Director of Kiwa-CAU R&D Center since July 2006.

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of September 30, 2013, the Company had invested approximately $2 million for the project.

7.	Income Tax

No provision for taxes is made as the Company and its subsidiaries do not have any taxable income in the U.S., the British Virgin Islands or the PRC.

The Company had deferred tax assets as follows:

	September 30,	December 31
	2013	2012

Net operating losses carried forward	$3,411,536	$5,459,835
Less: Valuation allowance	(3,411,536)	(5,459,835)

Net deferred tax assets	$-	$-

The net operating losses carried forward were approximately $18 million at September 30, 2013, which will expire between 2013 and 2022. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

8.	Subsequent event

The Company has evaluated subsequent events through the date that these financial statements were issued and determined that there were no subsequent events to disclose in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2013 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated no revenues in the nine months ended September 30, 2013 and 2012. We incurred a net income of $4,586,386 and net loss of $252,310 for the three months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the Company had cash of $4,625. Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the nine months ended September 30, 2013, net amount advanced by related parties, net of repayment to related parties was $183,938 in total. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of September 30, 2013, we had an accumulated deficit of $17,829,281. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of September 30, 2013, our current liabilities were $8,212,781, which exceeded current assets by $8,196,323, representing a current ratio of 0.002; comparably, as of December 31, 2012, we had total current assets of $26,081; at the same time, we had current liabilities of $12,002,449, denoting a current ratio of 0.002. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to generate sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

According to the enterprise income tax law previously in effect, our PRC subsidiaries, Kiwa Shandong, were exempt from corporate income taxes for their first two profitable years and were entitled to a 50% tax reduction for the succeeding three years. Now that the new income tax law is in effect, fiscal year 2008 is regarded as the first profitable year even if Kiwa Shandong are not profitable that year; thereby narrowing the time period when the favorable tax treatment may be available to us.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets. As of September 30, 2013, the net value of property and equipment was $12,927, which represented approximately 44% of our total assets.

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

Based on our analysis, no further impairment on long-lived assets was charged during the nine months ended September 30, 2013.

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

Major Customers and Suppliers

Bio-fertilizer Products

As of September 30, 2013 and 2012, we had no customers. During nine months ended September 30, of 2013 and 2012, we had no suppliers.

Results of Operations

Results of Operations for Three Months Ended September 30, 2013 and 2012

Net Sales

Net sales were $nil for the three months ended September 30, 2013 and 2012, respectively. The Company did not generate any sales revenue during the third quarter of 2013 and 2012 mainly due to severe market conditions.

Cost of Sales

Cost of sales were nil during third quarter of 2013 and 2012. This was mainly due to no net sales.

Gross Profit

Gross profit for the three months ended September 30, 2013 and 2012 were nil, since there were no net sales during both periods.

General and Administration

General and administration expenses for three months ended September 30, 2013 and 2012 were $268,931 and $261,961, respectively, representing a $6,970 or 3% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. We also charged liquidated damages in connection with the 6% Notes and 2% Notes to general and administrative expenses. During the three months ended September 30, 2013 and 2012, the Company accrued $15,503 and $153,519 as penalty in connection with 6% Notes and 2% Notes. The decrease in general and administrative expenses was mainly due to decreased amount of penalty charge of the outstanding convertible notes and unpaid interest on the notes.

Selling Expenses

The Company incurred no selling expenses during the third quarter of 2013 and 2012, respectively.

Research and Development

Research and development expense for the three months ended September 30, 2013 reflected a slight increase of $1,142 or 3% from $39,765 in the three months ended September 30, 2012 to $40,907 for the same period of 2013.

Interest Expenses

Net interest expense was $57,656 in the three months ended September 30, 2012 and $63,602 in the same period of 2013, representing a $5,946 or 9% decrease. The decrease in interest expenses was due to decreased amount of interest accrued from 6% Notes and 2% Notes.

Gain on disposition of subsidiary

Effective on July 11, 2012, the Company dissolved Kiwa Tianjin. The Company recorded a gain of $113,018 during the quarter ended September 30, 2012 based on the discharge of the excess liabilities over the assets of Kiwa Tianjin.

Income from Restructure of Convertible Notes

On August 12, 2013, the Company entered into a Settlement Agreement and Release (the “Release”) with four of the Purchasers of the Company’s 6% Notes and 2% Notes, the 6% Notes and 2% Notes. Pursuant to the terms of the Release, the Company paid the four of the Purchasers $75,000 for a full release, including the forgiveness of past defaults of unpaid principal amounts, interests and penalties. During the three months ended September 30, 2013, the Company recorded other income from restructure of convertible notes of $4,953,880 from restructure of 6% Notes and 2% Notes.

Net Income/(Loss)

During the three months ended September 30, 2013, net income was $4,586,386, comparing with net loss of $252,310 for the same period of 2012. The reason for the increase in net income is largely due to income recognized as a result of the Release of 6% Notes and 2% Notes described elsewhere in this report.

Comprehensive Income/(Loss)

Comprehensive income for the three months ended September 30, 2013 was $4,564,927 as compared to comprehensive loss of $325,167 for the comparable period of 2012. This increase in comprehensive income is largely due to income recognized as a result of the Release of 6% Notes and 2% Notes as well as a decrease in translation adjustments of $51,398.

Results of Operations for Nine Months Ended September 30, 2013 and 2012

Net Sales

Net sales were $nil for the nine months ended September 30, 2013 and 2012, respectively. The Company did not generate any sales revenue during the nine months ended September 30, 2013 and 2012 mainly due to severe market conditions.

Cost of Sales

Cost of sales were $nil during nine months ended September 30, 2013 and 2012. This was mainly due to no net sales.

Gross Profit

Gross profit for the nine months ended September 30, 2013 and 2012 were nil, since there were no net sales during both periods.

General and Administration

General and administration expenses for nine months ended September 30, 2013 and 2012 were $775,703 and $752,063, respectively, representing a $23,640 or 3% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. We also charged liquidated damages in connection with the 6% Notes and 2% Notes to general and administrative expenses. During nine months ended September 30, 2013 and 2012, the Company charged $340,854 and $449,496, respectively. The decrease in general and administrative expenses was mainly due to decreased amount of penalty charge of the outstanding convertible notes and unpaid interest on the notes.

Selling Expenses

The Company incurred no selling expenses during the nine months ended September 30, 2013 and 2012, respectively.

Research and Development

Research and development expense for the nine months ended September 30, 2013 reflected a slight increase of $2,683 or 2% from $119,019 in the nine months ended September 30, 2012 to $121,702 for the same period of 2013.

Interest Expenses

Net interest expense was $181,292 in the nine months ended September 30, 2013 and $189,926 in the same period of 2012, representing an $8,634 or 5% decrease. The decrease in interest expenses was due to decreased amount of interest accrued from 6% Notes and 2% Notes.

Gain on disposition of subsidiary

Effective on July 11, 2012, the Company dissolved Kiwa Tianjin. The Company recorded a gain of $113,018 during the quarter ended September 30, 2012 based on the discharge of the excess liabilities over the assets of Kiwa Tianjin.

Income from Restructure of Convertible Notes

On August 12, 2013, the Company entered into a Settlement Agreement and Release (the “Release”) with four of the Purchasers of the Company’s 6% Notes and 2% Notes, the 6% Notes and 2% Notes. Pursuant to the terms of the Release, the Company paid the four of the Purchasers $75,000 for a full release, including the forgiveness of past defaults of unpaid principal amounts, interests and penalties. During the three months ended September 30, 2013, the Company recorded income of $4,953,880 from restructure of 6% Notes and 2% Notes.

Net Income/(Loss)

During the nine months ended September 30, 2012, net loss was $947,990, comparing with net income of $3,875,183 for the same period of 2013. The reason for the increase in net income is largely due to income recognized as a result of the Release of 6% Notes and 2% Notes described elsewhere in this report.

Comprehensive Income/(Loss)

Comprehensive income was $3,743,800 for the nine months ended September 30, 2013, as compared to comprehensive loss of $1,004,393 for the comparable period of 2012. This increase in comprehensive income is largely due to income recognized as a result of the Release of 6% Notes and 2% Notes as well as a decrease in translation adjustments of $74,980 in addition to reasons stated above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the nine months ended September 30, 2013, amount related parties advanced to the Company, net of repayment by the Company to related parties was $183,938. As of September 30, 2013, our current liabilities exceeded current assets by $8,196,323, reflecting a current ratio of 0.002:1. Comparably, as of December 31, 2012, our current liabilities exceeded current assets by $11,976,368, denoting a current ratio of 0.002:1.

As of September 30, 2013 and December 31, 2012, we had cash of $4,625 and $4,493, respectively. Changes in cash balances are outlined as follows:

During the nine months ended September 30, 2013, our operations utilized cash of $106,641 as compared with $217,424 in the same period of 2012. Cash was mainly used for working capital for public company operation.

During the nine months ended September 30, 2013 and 2012, we invested $nil for investing activities.

During the nine months ended September 30, 2013, our financing activities incurred net cash inflow of $108,938, all of them are generated from advances or loans from related parties, net of repayment to related parties. We also paid $75,000 in cash as consideration to restructure 6% and 2% notes and related liabilities. During the nine months ended September 30, 2012, we generated $203,611 from financing activities.

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

Commitments and Contingencies

See Note 6 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of September 30, 2013, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of September 30, 2013. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2013.

The specific material weakness identified by the Company’s management as of September 30, 2013 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by September 30, 2013. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition, or future results. During the nine months ended September 30, 2013, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

On August 12, 2013, the Company entered into a Settlement Agreement and Release (the “Release”) with four of the Purchasers of the Company’s 6% Notes and 2% Notes. Pursuant to the terms of the Release, the Company paid four of the Purchasers $75,000 for a full release, including the forgiveness of past defaults of unpaid principal amounts, interests and penalties. As of September 30, 2013, amount of 6% Notes outstanding was $150,250. Therefore, the 6% Notes are in default.

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23, 2004	3.1
3.2	Bylaws, effective as of July 22, 2004.	Form 8-K Filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of September 27, 2006.	Form 10-QSB filed on November 15, 2006	3.3
10.1	Advance Agreement by and between Wei Li and the Company dated January 10, 2008	Form 8-K filed on January 11, 2008	10.01
10.2	Stock Purchase Agreement between Kiwa Bio-Tech Products Group Corporation and Yuxin Zhou dated February 19, 2008	Form 8-K filed on February 22, 2008	10.01
10.3	Consulting Agreement between the Company and Robert Schechter dated January 10, 2008	Form 10-Q filed on August 11, 2008	10.1
10.4	Contract for Joint Venture between the Company and Hebei Huaxing Pharmaceuticals Co., Ltd. dated May 22, 2008	Form 8-K filed on May 27, 2008	10.1
10.5	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and AJW Offshore Ltd., AJW Qualified Partners LLC, AJW Partners LLC, and New Millennium Capital Partners II LLC	Form 10-Q filed on November 12, 2008	10.3
10.6	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and FirsTrust Group, Inc. dated October 7, 2008	Form 10-Q filed on November 12, 2008	10.4
10.7	2004 Stock Incentive Plan, amended in 2006	Form Pre 14A filed on July 28, 2006	Appendix A
10.8	Employment Agreement dated July 31, 2006, between the Company and Lianjun Luo	Form 8-K filed on August 7, 2006	10.02
10.9	Employment Agreement dated February 2, 2009 by and between the Company and Wei Li.	Form 8-K filed on February 2, 2009	10.1
10.10	Employment Agreement dated February 18, 2009 by and between the Company and Steven Ning Ma.	Form 8-K filed on February 19, 2009	10.1
10.11	Letter from Mao & Company, CPAs, Inc. dated June 7, 2009 to the Securities and Exchange Commission	Form 8-K filed on June 8, 2009	16.1
10.12	Settlement Agreement and Release, dated August 12, 2013 and took effective on September 23, 2013, among Kiwa Bio-Tech Products Group Corporation, a Delaware corporation (the “Company”), and the holders of the Company’s (i) Callable Secured Convertible Notes, dated as of June 29, 2006, August 15, 2006 and October 31, 2006 and (ii) Callable Secured Convertible Notes, dated January 31, 2008.	Form 8-K filed on October 1, 2013	10.1
14	Code of Ethics	Form 10-K filed on May 18, 2009	14.1
21	List of Subsidiaries	Form 10-K filed on March 29, 2010	21
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.
32.1	Certificationof Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certificationof Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

(Registrant)

/s/ Wei Li	November 14, 2013 Chief Executive Officer and Chairman of the Board of Directors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	November 14, 2013 Chief Financial Officer
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)

