Form 10-K
period 2013-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2014-03-31
CIK 1159275

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐ Yes     ☒ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Bulletin Board quotation service, as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $400,000.

The number of shares of registrant’s common stock outstanding as of March 28, 2014 was 400,000,000.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2013
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

We established our subsidiary in China, Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) in 2002 and Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”) in July 2006. Effective on July 11, 2012, the Company dissolved Kiwa Tianjin. The following chart summarizes our organizational and ownership structure.

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

During the last three years, the Company did not produce any products, had no market and failed to generate any revenue of material importance. However, during 2013, the Company successfully settled its outstanding Convertibles Notes with certain of its Convertible Notes Purchasers (See Note 8 “Convertible Notes Payable” in Notes to Consolidated Financial Statements).

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

General Operational Strategy

●	Build a platform for world-class biotechnological research and development results to be commercialized into products for applications in agriculture;

●	Invest in mature technologies that will not require substantial research and development to commercialize;

●	Utilize proprietary technology to supply ag-biotech inputs to the market at lower cost than our competitors;

●	Construct or acquire new production facilities, and improve existing facilities to improve our manufacturing capability in China;

●	Build and strengthen our “KIWA” brand which will increase our ability to become one of the leading companies in China’s “biological, safe and environment-friendly” agricultural inputs industry;

●	Establish strategic alliances for research and development, sales and distribution and customer acquisition with complimentary entities in the biological-agriculture industry; and

●	Enhance our overall management systems, operational structure and corporate governance.

Sales Strategy

●	Our sales strategy involves utilizing both a direct sales force and distribution networks. Our distribution efforts are expected to include the following:

·	Choosing green food/organic food planting bases or other demonstrative agricultural products producers, carrying out regional field tests, fanning out from a point to an area, cultivating market network;

·	Leveraging government and industrial organizations (such as “China Green Food Association”) to strengthen existing sales networks in rural areas, thereby reaching end-users in a more cost-effective manner; cutting off selling expenses incurred during middle tiers of supply chain to boost end-user’s value;

·	Cooperating with special agricultural production materials distributors who also help farmers resell their products; focusing on large-to-medium size wholesalers of agricultural production materials at provincial and municipal levels;

·	Establishing a three-level distribution network consisting of a company-centralized sales office, prefectural representative offices, and direct distributors in villages and towns; and

·	Leveraging existing sales channels and network of affiliates’ products to save costs of building the network from scratch.

Strategy Regarding Customers

●	Our targeted customers include major agricultural companies and growers that can realize significant financial benefits from using our products including:

·	Chinese agricultural products producers that provide high value-added agricultural products (such as fruits, vegetables, meat, eggs that meet the requirements of green food/organic food) ;

·	Agricultural products producers located in China who are exporting to Japan, Korea, Europe, US, and other regional markets of the world;

·	Chinese agricultural products producers who have generated internal needs of ag-biotech inputs to solve the problems of soil-caused diseases, anti-biotic drug tolerance, leftover and others; and

·	“Green” or organic growers throughout the world.

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

On January 5, 2011, the State Intellectual Property Office of the PRC (“Intellectual Property Office”) granted Kiwa Shandong two Certificates of Patent of Invention for (1) “A cucumber dedicated composite anti-continuous cropping effect probiotics and their specific strains with related application” with patent number of “ZL 2008 1 0144492.6”; and (2) “Cotton dedicated composite anti-continuous cropping effect probiotics and their special strains with related application” with patent number of “ZL 2008 1 0144491.1” These two patents have been developed by Kiwa-CAU R&D Center. These two patents will expire on August 5, 2028. These two patents can be used to develop specific environment-friendly bio-fertilizer.

We have obtained five fertilizer registration certificates from the Chinese government - four covering our bacillus bacteria fertilizer and one covering our photosynthetic bacteria fertilizer. The five registration certificates are: (1) Microorganism Microbial Inoculum Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (2) Photosynthetic Bacteria Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (3) Amino Acid Foliar Fomular Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (4) Organic Fertilizer Registration Certificate issued by Agriculture Department of Shandong Province; and (5) Organic Matter-Decomposing Inoculants Registration Certificate issued by the PRC Ministry of Agriculture on February 16, 2008. Protected by these five fertilizer registration certificates and five trademarks under the names of “KANGTAN” (Chinese translation name for Kiwa), “ZHIGUANGYOU,” “PUGUANGFU,” “JINWA” and “KANGGUAN,” we have developed six series of bio-fertilizer products with bacillus spp and/or photosynthetic bacteria as core ingredients. Valid period of fertilizer registration certificates is five years and be extended for another five years upon application from the owner of fertilizer registration certificates.

Kiwa-CAU Research and Development Center

In July 2006, we established a new research center with CAU through our subsidiary, Kiwa Shandong, which known as Kiwa-CAU Bio-Tech Research & Development Center (the “Kiwa-CAU R&D Center”). Pursuant to an agreement between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $165,188) each year to fund research at Kiwa-CAU R&D Center. Under the above agreement, the Kiwa-CAU R&D Center is responsible for fulfilling the overall research-and-development functions of Kiwa Shandong, including: (1) development of new technologies and new products (which will be shared by Kiwa and CAU); (2) subsequent perfection of existing product-related technologies; and (3) training quality-control personnel and technicians and technical support for marketing activities. The Company has spent $165,188 and $159,059 for its research and development activities during the years ended December 31, 2013 and 2012, respectively. The costs incurred by Company’s research and development activities are not borne directly by customers.

During fiscal 2013, Kiwa-CAU R&D Center concentrated on the following activities:

1.	Screening of growth-promoting bacteria;

2.	Screening of bio-control bacteria;

3.	Screening of environmental microbiology; and

4.	Studying on fermentation technology and related production process.

During fiscal 2013, Kiwa-CAU R&D Center had successfully isolated several strains of endophytic bacillus from plants. A number of strains had been observed to have the capability of boosting crop yield and dispelling chemical pesticide residual from soil. These strains could be used for developing not only new biological preparation but also environmental protection preparation.

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

In fiscal 2013, we did not purchase any raw materials from any suppliers. During 2013, the Company did not have any principal suppliers.

Customers

Our principal business generated no revenue during 2013 and 2012, thus as of December 31, 2013 and 2012, we had no customers.

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

Employees

We currently employ 7 full-time employees in China, including seven management staff, and one employee in the United States.

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

Regulatory Concerns

Our production must comply with bio-fertilizer, livestock feed production, and testing procedure standards promulgated by the PRC Ministry of Agriculture and local administrative authorities. We have complied with the applicable PRC government standard production and testing procedures. The amount of costs incurred in connection with compliance with environmental laws during fiscal 2013 and 2012 was immaterial.

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

We did not have any customers in 2013 and 2012 and we are still in the initial stage of market development.

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

During fiscal 2013 and 2012, our principal business did not generate any sales revenue. We did not have any customers during both periods.

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

From January 1, 2013 to December 31, 2013, the market close price for our common stock as quoted on the OTC Bulletin Board has ranged from a low of $0.0006 to a high of $0.0046 per share. High volatility in the market price of our common stock may result in lower prices for our common stock, making it more difficult for us to obtain equity financing on terms and conditions which are favorable to us, if at all. We expect to continue to incur losses in the future as we develop and market our initial products. As a result, we will be dependent on additional debt or equity financing to fund our operations. If such financing is not available on terms which are acceptable to us, we may have to delay development of new products and/or reduce sales and marketing efforts for our existing products. Such actions may have an adverse effect on our results of operations. In addition, uncertainties with respect to our ability to raise additional capital would make operational planning more difficult for management.

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

During fiscal 2013 and 2012, our sales revenue was $nil, and we are continuing to experience losses. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations and finance our research and development activities. Funding, whether from a public or private offering of debt or equity, a bank loan or a collaborative agreement, may not be available when needed or on favorable terms. Further, any significant equity or debt financing will require us to give priority to holders of the 6% secured convertible notes (“6% Notes”) under the terms of a securities purchase agreement dated June 29, 2006, which may raise the difficulty level of completing a financing. (For more details regarding the 6% Notes see Note 8 to consolidated financial statements under Item 8, Part II.) If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we will have to limit, delay, scale back or eliminate our research and development activities or future operations. Any of the foregoing may adversely affect our business and cause us to discontinue as a going concern.

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

As required by Section 404 of the U.S. Sarbanes-Oxley Act, our management has concluded that our internal controls over our financial reporting are ineffective as of December 31, 2013. Any failure to implement and maintain improvements in the controls over our financial reporting, or difficulties encountered in the implementation of any improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

For example, we issued $2,450,000 of convertible notes (6% Notes) in 2006, of which $931,829 of principal have been converted into 318,398,409 shares. We also have outstanding 6% Note Warrants to purchase 12,250,000 shares of common stock. The conversion ratio of the 6% Notes and 2% Notes is based on the market price of our stock at any given point in time. Consequently, the number of shares of common stock issuable upon conversion of the outstanding 6% Notes and 2% Notes and certain of our other outstanding convertible notes will increase if the market price of our stock declines. Such debt financings may cause immediate and substantial dilution to our existing stockholders.

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

Pursuant to the securities purchase agreement in connection with the 6% Notes, we must reserve for purposes of issuance a number of shares of common stock that is no less than 110% of the number of shares of common stock issuable upon full conversion of the 6% Notes based on the average conversion price of the 6% Notes and full exercise of the 6% Note Warrants based on the average exercise price of the 6% Note Warrants. Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the 6% Notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to allocate for conversion of the 6% Notes. The annual meeting of stockholders of the Company for 2012 did not approve a proposed amendment of certificate of incorporation increasing the authorized shares from 400,000,000 to 800,000,000. Given the fact that as of December 31, 2013, the Company had issued 400,000,000 shares of common stock, the Company could not repay outstanding 6% Notes by further issuing shares of common stock. As of December 31, 2013, the amount of authorized shares does not meet the requirements as set forth by the security purchase agreement in connection with the 6% Notes.

In the future, we may have to further amend our certificate of incorporation to increase the number of authorized common stock, which could incur substantial costs.

Future sales by our stockholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. As of December 31, 2013, we had 400,000,000 shares of common stock outstanding, most of which we estimate have been held more than two years and are freely tradable under Rule 144. In the Form SB-2 declared effective on October 30, 2006, we registered up to 27,685,365 shares of common stock for resale, which may be sold without restriction under securities laws. In November 2007, the SEC adopted significant amendments to Rule 144, pursuant to which holding period of non-affiliates before resale of restricted shares of a reporting company has been shortened to six months. The sale of these shares may adversely affect the market price of our common stock.

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

During fiscal 2013, the lowest trading price of our common stocks was $0.0006. There is no assurance that the share price will not further decrease.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

In June 2002, Kiwa Shandong entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, we have the option to pay a fee of approximately RMB 480,000 (approximately $78,155) per acre for the land use right at the expiration of the 10-year period. We may not transfer or pledge the temporary land use right. In the same agreement, we have also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2013, we had invested approximately $1.91 million in plant and equipment for the project. The Company is in negotiation with Zoucheng Municipal Government to renew the agreement. However, there is no assurance that the Company will successfully renew the agreement with Zoucheng Municipal Government. In the future, the Company may consider moving the primary location of Kiwa Shandong’s operation to other locations in China.

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

The Company leases its principal office from a related party at the rent of $1,000 per month.

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

On December 27, 2011, Challenge Feed’s bankruptcy administrator informed the Company that the bankruptcy court had granted the Company’s request to repossess the machinery and equipment and Kiwa Tianjin’s bio-enhanced feed production lines that was positioned in Challenge Feed’s domicile. If the Company failed to repossess such machinery and equipment before December 31, 2011, the Company would then be responsible for losses resulting from any damages to the machinery and equipment after such date. On February 9, 2012, the Company sold such machinery and equipment for $8,000.

Effective on July 11, 2012, the Company formally dissolved Kiwa Tianjin.

ITEM 4. Mine Safety Disclosures

Not applicable.

Part II

ITEM 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

The Company’s common stock has been quoted on the OTC QB of the NASD under the symbol “KWBT.OB” since March 30, 2004. During fiscal 2013, the market price for our common stock has ranged from $0.0006 to $0.0046.

The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods indicated. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2013	High	Low
First Quarter	$0.0042	$0.0014
Second Quarter	$0.0016	$0.0009
Third Quarter	$0.0018	$0.0006
Fourth Quarter	$0.0046	$0.0011

Fiscal Year 2012	High	Low
First Quarter	$0.0019	$0.0005
Second Quarter	$0.0014	$0.0006
Third Quarter	$0.0018	$0.0003
Fourth Quarter	$0.0038	$0.0004

Holders

As of March 28, 2014, there were approximately 435 shareholders of record of our common shares.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K for the fiscal year ended December 31, 2013 contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 involve known and unknown risks, uncertainties and other factors (described in “Business-Risk Factors” under Item 1) that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established a subsidiary in China, Kiwa Shandong in 2002, a wholly-owned subsidiary.  At the end of 2009, our former subsidiary, Kiwa Tianjin, discontinued its business operations, because it lost possession of its primary assets including machinery and inventory, necessary to its business operations due to an unsettled dispute. See “Legal Proceedings” under Item 3. As a result, the Company has classified the bio-enhanced feed business as discontinued operations. Effective on July 11, 2012, the Company formally dissolved Kiwa Tianjin.

We generated no revenue in fiscal years 2013 and 2012. We incurred a net profit of $3,713,866 and net loss of $1,342,432 during fiscal 2013 and 2012, respectively.

Due to our limited revenues, we have relied on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. Our financing activities generated $199,304 and $236,412 during fiscal 2013 and 2012, respectively. These funds are insufficient to execute our business plan as currently contemplated, which may result in the risks described in “Risk Factors” under Item 1-Business.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2013, the Company’s current liabilities substantially exceeded its current assets by $8,419,854. The Company had no sales during the year ended December 31, 2013 and 2012, had an accumulated deficit of $17,990,598 and stockholders’ deficiency of $10,307,564. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB8.28 to approximately US$1.00 = RMB8.11. So far the trend of such appreciation continues. The exchange rate of U.S. Dollar against RMB on December 31, 2013 was US$1.00 = RMB6.0537.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying audited balance sheets as of December 31, 2013 and 2012, and the audited statements of operations, equity movement and cash flows for the fiscal years ended December 31, 2013 and 2012, and the related notes thereto, for further discussion of our accounting policies.

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

Major Customers and Suppliers..

Bio-fertilizer products

During 2013 and 2012, our principal business did not generate any sales revenue, thus we had no customers.

During 2013 and 2012, we did not purchase any raw materials; hence we had no suppliers for 2013 and 2012.

Results of Operations

Net Sales

Net sales were $nil for the years ended December 31, 2013 and 2012, respectively.

Cost of Sales

Cost of sales was $nil for the years ended December 31, 2013 and 2012, respectively.

Gross Profit/Loss

Gross profit for fiscal 2013 and 2012 was $nil, the Company had not been able to recognize any sales revenue during 2013 and 2012.

General and Administrative

General and administrative expenses were $394,100 and $436,500 for the years ended December 31, 2013 and 2012, respectively, a decrease of $42,400 or 9.7%. General and administrative expenses include professional fees, officers’ compensation, depreciation and amortization, salaries, travel and entertainment, rent, office expense and telephone expense. The decrease mainly resulted from the reduction of our operating activities, which led to a decrease in rent, salaries, travel expenses and office expenses.

Selling Expenses

During 2013 and 2012, selling expenses were $nil. Resulting from the lack of operating activities, the Company incurred no selling expenses during 2013 and 2012.

Research and Development

Research and development expenses increased by $3,693 or 2% to $162,752 for the year ended December 31, 2013, compared to $159,059 for the prior comparable period. The research and development expense mainly consists of the expenses of maintaining Kiwa-CAU R&D Centre, which began operation in July 2006 (see “Business-Intellectual Property and Product Lines- Kiwa-CAU R&D Center” under Item 1 in Part I).

Penalty Expense

We charged $495,508 and $606,702 of liquidated damages in connection with the 6% Notes and 2% Notes to penalty expenses during the years ended December 31, 2013 and 2012, respectively (see Note 8 to the Consolidated Financial Statements).

Interest Expenses

Net interest expense was $187,654 and $253,189 in the fiscal years of 2013 and 2012, respectively, representing a decrease of $65,535 or 26%. The decrease in interest expenses was due to settlement on convertible notes.

Gain on disposition of subsidiary

Gain on disposition of subsidiary for the years ended December 31, 2013 and 2012 was $nil and $113,018, respectively. The Company recorded a gain of $113,018 during the year ended December 31, 2012 based on the discharge of the excess liabilities over the assets of Kiwa Tianjin.

Gain on extinguishment of Convertible Notes

On August 12, 2013, the Company entered into a Settlement Agreement and Release (the “Release”) with four of the Purchasers of the Company’s 6% Notes and 2% Notes, the 6% Notes and 2% Notes. Pursuant to the terms of the Release, the Company paid the four of the Purchasers $75,000 for a full release, including the forgiveness of past defaults of unpaid principal amounts, interests and penalties. During 2013, the Company recorded income of $4,953,880 from restructure of 6% Notes and 2% Notes.

Net Income/(Loss)

Net income for fiscal 2013 was $3,713,866 and net loss for fiscal 2012 was $1,342,432. This net income increase resulted from the net effect of the following factors: (1) the decrease in operating expenses of $149,901 or 12% from the fiscal year of 2013 to the fiscal year 2012; (2) the decrease in interest expenses of $65,535 or 26% from the fiscal year of 2013 to the fiscal year of 2012; (3) gain on disposition of subsidiary of $nil and $113,018, respectively; and (4) income from restructure of convertible notes for 2013 was $4,953,880. There was no transaction in similar nature in 2012.

Comprehensive Income/(Loss)

Comprehensive income generated during fiscal 2013 was $3,498,717, compared to comprehensive loss of $1,460,843 for the year ended December 31, 2012. The increase was due to an increase of net income and increase of $96,738 comprehensive loss.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During fiscal 2013 and 2012, we raised $199,084 and $236,412 in total from related parties. To some extent, these advances improved our short-term liquidity. However, as of December 31, 2013, our current liabilities exceeded current assets by $8,419,854, reflecting a current ratio of 0.003:1, whereas current liabilities exceeded current assets by $11,976,368, reflecting a current ratio 0.003:1, as of December 31, 2012. The improvement in our short-term liquidity was mainly due to net income generated during 2013. During the year ended December 31, 2013 and 2012, we did not issue any shares resulting from the conversion of principal of the 6% Notes and 2% Notes into our common stock. Since the Company does not have sufficient financial capability to repay the 6% Notes and 2% Notes and had issued all of its 400,000,000 authorized shares, the Company cannot issue additional shares to repay the 6% Notes and 2% Notes, unless the Company can obtain stockholder approval to amend its certificate of incorporation to increase the authorized shares of common stock (see Note 8 to the Consolidated Financial Statements).

As of December 31, 2013 and 2012, we had cash of $2,039 and $4,493, respectively. The change is outlined as follows.

During the fiscal year of 2013, the net cash used in our operating activities was $138,028, compared to $242,708 for the comparable period of 2012. Such cash was mainly used for maintaining operations of a public company and working capital for our bio-fertilizer business.

During the fiscal years of 2013 and 2012, we did not invest in acquiring property and equipment.

During the year ended December 31, 2013, we generated cash inflow of $124,084 from financing activities. During the year ended December 31, 2012, we generated cash inflow of $236,412 from financing activities.

As of December 31, 2013, we had an accumulated deficit of $17,990,598, which was made up in part of a net income of $3,713,866 during 2013 and net loss of $1,342,432 during 2012. We do not anticipate generating sufficient positive operating cash inflow to fund our planned operations.

In 2014, we plan to focus on expanding our bio-fertilizer sales. We will concentrate on (1) adjusting our product mix to increase the proportion of high-margin products, (2) improving our current equipment, and (3) setting up new production lines.

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

Given the facts that:

(1)	Extremely low share price. The price of the Company’s common stock ranged from $0.0006 to $0.0046 per share during fiscal 2013;

(2)	Continued losses. As of December 31, 2013, we had an accumulated deficit of $17,990,598, which was made up in part of a net income of $3,713,866 and net loss of $1,342,432 during 2013 and 2012;

(3)	Deteriorating financial situation. As of December 31, 2013 and 2012, the Company had total assets of $28,485 and $42,046, respectively, and total liabilities of $10,336,049 and $13,848,327, respectively; and

(4)	Outstanding 6% Notes. As of December 31, 2013, the amount of outstanding 6% Notes was $150,250. The 6% Notes have been in default since June 2009.

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

The Company leased an office in Beijing on July 15, 2007. The operating lease agreement would expire at January 14, 2012. The monthly rental payment for the office was RMB 80,324 (approximately $12,000). Although the operating lease agreement would be expired by its term on January 14, 2012, the parties elected to terminate the lease in June 30, 2011.

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expired on June 30, 2013 and both parties agreed to extend the lease for another one year.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of December 31, 2013 are as follows:

Fiscal Year	Amount
2014	$6,000
Total	$6,000

(2)	Technology acquisition

On May 8, 2006 we entered into a Technology Transfer Agreement (“TTA”) with Jinan Kelongboao Bio-Tech Co. Ltd. (“JKB”). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to us. Pursuant to the agreement we will pay JKB a transfer fee of RMB10 million (approximately $1.63 million), of which RMB 6 million will be paid in cash and RMB 4 million will be paid in stock. The cash portion will be paid in installments, the first installment RMB 3 million was set for May 23, 2006 initially, of which RMB 1 million has been paid and both parties have agreed to extend the remaining RMB 2 million to the date when the application for new veterinary drug certificate is accepted.  Three other installments of RMB 1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB 4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

As of December 31, 2013, we had paid one-third of the first installment, or RMB1,000,000 (or $165,188) to JKB. However, due to the difficulties of obtaining additional funds, the Company has determined to discontinue this project.

(3)	Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $165,188) each year to fund research at the R&D Center. The term of this agreement is ten years starting from July 1, 2006. Prof. Qi Wang, who became one of our directors in July 2007, has acted as Director of Kiwa-CAU R&D Center since July 2006.

(4)	Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, we have committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2013, we had invested approximately $1.91 million for the project.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 8, Part II.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of December 31, 2013 and 2012 begins on page F-1 of this annual report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2013, our disclosure controls and procedures were ineffective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2013. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was ineffective as of December 31, 2013.

The specific material weakness identified by the Company’s management as of December 31, 2013 is described as follows:

•	The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America commensurate with the Company’s financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant. The Company’s management determined that the number and nature of these significant deficiencies, when aggregated, constituted a material weakness.

•	The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

•	We currently do not have an audit committee.

Remediation Initiative

•	We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2014. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework.

•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years. The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position	Director Since
Wei Li	53	Chief Executive Officer, Chief Financial Officer (from January 4, 2009 to February 17, 2009) and Chairman of the Board of Directors	2004
Steven Ning Ma	57	Chief Financial Officer and Chief Operating Officer (from February 18, 2009)
Lianjun Luo	44	Director	2004
Xucheng Hu	51	Director	2008
Qi Wang	47	Director and Vice President - Technical	2007
Yvonne Wang	35	Corporate Secretary

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and certain other shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely upon a review of the copies of such reports, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and certain other shareholders were complied with during the fiscal year ended December 31, 2013.

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

During fiscal year 2013, the Board of Directors did not have meeting. All members of the Board of Directors are required to attend the annual meetings of securities holders.

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

The Company had no officers or directors whose total compensation during either 2013 or 2012 exceeded $100,000.

Currently, the main forms of compensation provided to each of our executive officers are: (1) annual salary; (2) non-equity Incentive Plan; and (3) the granting of incentive stock options subject to approval by our Board of Directors.

Summary Compensation Table

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wei Li, CEO	2013	72,000	Nil	Nil	Nil	Nil	Nil	Nil	72,000
Wei Li, CEO	2012	72,000	Nil	Nil	Nil	Nil	Nil	Nil	72,000
Steven Ning Ma, CFO	2013	74,400	Nil	Nil	Nil	Nil	Nil	Nil	74,400
Steven Ning Ma, CFO	2012	74,400	Nil	Nil	Nil	Nil	Nil	Nil	74,400

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

No options were granted under the Plan during 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth the status of all outstanding equity awards of the Company as of December 31, 2013.

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

Option Exercises and Stock Vested

No stock options were exercised by any officers or directors during 2013 and 2012. We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2013 and 2012.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Wei Li	Nil	Nil	Nil	Nil
Steven Ning Ma	Nil	Nil	Nil	Nil

Director Compensation for 2013

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors, and did not compensate our directors in 2013 for services performed as directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2013 certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 400,000,000 shares of our common stock outstanding as of March 12, 2014. None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2013 about our equity compensation plans under which our equity securities are authorized for issuance.

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

Fees Paid to Independent Public Accountants for 2013 and 2012.

Audit Fees

All of the services described below were approved by our board of directors prior to performance of such services. The board of directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditor's independence.

The aggregate audit fees for 2013 and 2012 paid and payable to Paritz & Company, P.A. were approximately $40,000 and $58,000, respectively. The amounts include: (1) fees for professional services rendered by Paritz & Company, P.A. in connection with the audit of our consolidated financial statements; (2) reviews of our quarterly reports on the Form 10-Q.

Audit-Related Fees

Audit-related fees for 2013 and 2012 were $nil.

Tax Fees

Tax service fees billed by a tax consultant for 2013 and 2012 were zero in each year.

All Other Fees

None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2013. All of the services provided and fees charged by our independent registered accounting firms in 2013 were approved by the board of directors.

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

Date: March 31, 2014

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

/s/ Wei Li	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2014
Wei Li

/s/ Steven Ning Ma	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014
Steven Ning Ma

/s/ Xucheng Hu	Director	March 31, 2014
Xucheng Hu

/s/ Lianjun Luo	Director	March 31, 2014
Lianjun Luo

/s/ Qi Wang	Director	March 31, 2014
Qi Wang

Kiwa Bio-Tech Products Group Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and the Stockholders of

Kiwa Bio-Tech Products Group Corporation

We have audited the accompanying consolidated balance sheets of Kiwa Bio-Tech Products Group Corporations as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kiwa Bio-Tech Products Group Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s current liabilities substantially exceeded its current assets by $8,419,854 at December 31, 2013. The Company had no sales during the year ended December 31, 2013 and 2012, incurred an accumulated deficit of $17,990,598 since inception and has stockholders’ deficiency of $10,307,564 as of December 31, 2013. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

March 31, 2014

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$2,039	$4,493
Deposits and other receivables	14,491	21,588
Total current assets	16,530	26,081
Property, plant and equipment - net	11,955	15,965
Total assets	$28,485	$42,046
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$321,670	$312,580
Advances from customers	14,784	14,366
Construction costs payable	293,256	284,952
Due to related parties - trade	875,498	690,198
Due to related parties - non-trade	4,096,718	3,803,034
Convertible notes payable	150,250	1,631,088
Salary payable	1,343,096	1,127,070
Taxes payable	382,881	309,145
Penalty payable	265,998	2,240,852
Interest payable	115,806	1,009,563
Other payable	576,427	579,601
Total current liabilities	8,436,384	12,002,449

Unsecured loans payable	1,899,665	1,845,878
Total liabilities	10,336,049	13,848,327

Stockholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at December 31, 2013 and 2012, respectively	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(17,990,598)	(21,704,464)
Accumulated other comprehensive deficiency	(810,303)	(595,154)
Total stockholders’ deficiency	(10,307,564)	(13,806,281)
Total liabilities and stockholders' deficiency	$28,485	$42,046

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
	2013	2012
Revenue	$-	$-

Operating expenses
General and administrative	394,100	436,500
Research and development	162,752	159,059
Total operating expenses	556,852	595,559
Operating loss	(556,852)	(595,559)

Other income (expense)
Penalty expense	(495,508)	(606,702)
Interest expense	(187,654)	(253,189)
Gain on disposition of subsidiary	-	113,018
Gain on extinguishment of convertible notes	4,953,880	-
Total other income (expense)	4,270,718	(746,872)
Net income/(loss) before income tax	3,713,866	(1,342,432)
Income tax	-	-
Net income/(loss)	3,713,866	(1,342,432)

Other comprehensive loss Translation adjustment	(215,149)	(118,411)
Total comprehensive income/(loss)	$3,498,717	$(1,460,843)

Net income/(loss) per common share - basic and diluted	$0.01	$(0.003)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficits	Deficiency	Total
Balance, December 31, 2011	400,000,000	$400,000	$8,093,337	$(20,362,032)	$(476,743)	$(12,345,438)
Net loss for the twelve months ended December 31, 2012	-	-	-	$(1,342,432)	-	$(1,342,432)
Foreign currency translation difference	-	-	-	-	$(118,411)	$(118,411)
Balance, December 31, 2012	400,000,000	$400,000	$8,093,337	$(21,704,464)	$(595,154)	$(13,806,281)
Net loss for the twelve months ended December 31, 2013	-	-	-	$3,713,866	-	$3,713,866
Foreign currency translation difference	-	-	-	-	$(215,149)	$(215,149)
Balance, December 31, 2013	400,000,000	$400,000	$8,093,337	$(17,990,598)	$(810,303)	$(10,307,564)

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income/(loss)	$3,713,866	$(1,342,432)
Net loss from discontinued operations, net of income taxes		(113,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,450	4,702
Writen-off other receivables		12,474
Provision for penalty payable	495,508	606,702
Accrued interest on convertible notes	183,923	245,334
Gain on extinguishment of convertible notes	(4,953,880)	-
Changes in operating assets and liabilities:
Deposit and other receivables	(7,508)	(7,665)
Salary payable	203,545	201,668
Taxes payable	64,341	62,894
Due to related parties-trade	164,201	128,409
Other payable	(6,474)	(41,776)
Net cash used in operating activities	(138,028)	(242,708)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	199,084	236,412
Cash paid on extinguishment of convertible notes	(75,000)	-
Net cash provided by financing activities	124,084	236,412
Effect of exchange rate change	11,490	(5,518)

Cash and cash equivalents:
Net increase (decrease)	(2,454)	(11,814)
Balance at beginning of period	4,493	16,307
Balance at end of period	$2,039	$4,493

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

1.	Description of Business and Organization

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

Certain amounts on prior year financial statements were reclassified to conform with current year presentation.

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

Shipping and Handling Costs - Substantially all costs of shipping and handling of products to customers are included in selling. Shipping and handling costs for the years ended December 31, 2013 and 2012 were both $nil.

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

Other comprehensive loss for the year ended December 31, 2013 and 2012 represented foreign currency translation adjustments and were included in the consolidated statements of income and comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of December 31,
	2013	2012
Balance sheet items, except for equity accounts	6.0537	6.2301

	Year ended December 31,
	2013	2012
Items in the statements of income	6.0901	6.3093

Advertising Costs - The Company charges all advertising costs to expense as incurred. The total amounts of advertising costs charged to selling, general and administrative expense were $nil for the years ended December 31, 2013 and 2012, respectively.

Research and Development Costs - Research and development costs are charged to expense as incurred.  During the years ended December 31, 2013 and 2012, research and development costs were $162,752 and $159,059, respectively.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss attributable to Kiwa stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes dilutive effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of December 31, 2013 and 2012, potentially dilutive securities aggregated 543,732,162 and 2,164,782,738 shares of common stock, respectively.

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

Recent accounting pronouncements adopted

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), that requires an organization to present the effects on the line items of net income of significant amounts reclassified out of Accumulated OCI, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013 and it did not have a significant impact on its consolidated results of operations and financial condition.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in its first quarter of fiscal 2014, with early adoption permitted. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)(ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect ASU 2013-11 to have a significant impact on its consolidated results of operations and financial condition.

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

As of December 31, 2013, the Company’s current liabilities substantially exceeded its current assets by $8,419,854. The Company had no sales during the year ended December 31, 2013 and 2012, had an accumulated deficit of $17,990,598 and stockholders’ deficiency of $10,307,564. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. The Company also plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands.

4.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

Property, Plant and Equipment	December 31, 2013	December 31, 2012
Buildings	$1,402,182	$1,362,481
Machinery and equipment	638,130	620,060
Automobiles	91,890	89,288
Office equipment	112,331	109,147
Computer software	23,895	23,219
Property, plant and equipment - total	$2,268,428	$2,204,195
Less: accumulated depreciation	(808,280)	(781,044)
Less: impairment on long-lived assets	(1,448,193)	(1,407,186)
Property, plant and equipment - net	$11,955	$15,965

The building is on a piece of land the use right of which was granted to Kiwa Bio-Tech Products (Shandong) Co., Ltd. by local government free for 10 years and then for another 20 years on a fee calculated according to Kiwa Shandong's net profit.  Since Kiwa Shandong did not generate any net profit, no fee is payable.

Depreciation expense was $4,450 and $4,642 for the years ended December 31, 2013 and 2012, respectively.

Impairment on long-lived assets was $nil for the years ended December 31, 2013 and 2012, respectively.

All of our property, plant and equipment have been held as collateral to secure the 6% Notes (see Note 8).

5.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of bio-fertilizer facility in Shandong. The balance of construction costs payable as of December 31, 2013 and 2012 was $293,256 and $284,952, respectively.

6.	Related Party Transactions

Amounts due to related parties consisted of the following as of December 31, 2013 and December 31, 2012:

Item	Nature	Notes
			December 31, 2013	December 31, 2012
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$3,544,264	$3,412,284
Kangtai International Logistics (Beijing) Co., Ltd.
	Non-trade	(2)	(14,046)	(13,250)
("Kangtai")
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	566,500	404,000
Subtotal			4,096,718	3,803,034

Kiwa-CAU R&D Center	Trade	(4)	875,498	690,198
Subtotal			875,498	690,198
Total			$4,972,216	$4,493,232

(1) Mr. Li

Mr. Li is the Chairman of the Board, Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2012, the balance due to Mr. Li for advances made was $3,412,284. During the year ended December 31, 2013, Mr. Li paid various expenses on behalf of the Company. As of December 31, 2013, the balance due to Mr. Li was $3,544,264.  Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

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

On December 31, 2012, the amount due from Kangtai was $13,250. The balance due from Kangtai on December 31, 2013 was $14,046.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2012, the amount due to Ms. Wang was $404,000. During the year ended December 31, 2013, Ms. Wang paid various expenses on behalf of the Company. As of December 31, 2013, the amount due to Ms. Wang was $566,500. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

In November 2006, Kiwa and China Agricultural University (the “CAU”) agreed to jointly establish a new research and development center, named Kiwa-CAU R&D Center.  The term of the agreement was ten years commencing July 1, 2006.

•	Pursuant to the agreement, Kiwa agree to invest RMB 1 million (approximately $165,188) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, a director of the Company, is also the director of Kiwa-CAU R&D Center.

During the year ended December 31, 2013 and 2012, $162,752 and $159,059 was charged to research and development expenses under the agreement with Kiwa-CAU R&D Center. The Company paid nil and $32,100 to Kiwa-CAU R&D Center in the year 2013 and 2012, respectively.

The Company leased its principal office from Kangtai at the rent of $1,000 per month. (See Note 11)

7.	Unsecured Loans Payable

The balance of unsecured loans payable was $1,899,665 and $1,845,878 as of December 31, 2013 and December 31, 2012, respectively. The change in the balances at December 31, 2013 to December 31, 2012 arose from the effect of changes in the exchange rates prevailing at the balance sheet dates. Unsecured loans payable consisted of the following as of December 31, 2013 and December 31, 2012:

Item	December 31, 2013	December 31, 2012
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,486,694	$1,444,600
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	412,971	401,278
Total	$1,899,665	$1,845,878

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

According to the Company’s project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of RMB480,000 ($77,100) per acre for the land use right after the 10-year period until May 2012. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2013, the Company invested approximately $2 million for the property, plant and equipment of the project and these assets were impaired as of December 31, 2013.

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

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes and the Warrants. Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement.

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

As of December 31, 2013, the Warrants have expired.

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

On August 12, 2013, the Company entered into a Settlement Agreement and Release (the “Release”) with four of the Purchasers of the Company’s 6% Notes and 2% Notes. Pursuant to the terms of the Release, the Company paid four of the Purchasers $75,000 for a full release, including the forgiveness of past defaults of unpaid principal amounts, interest and penalties. As of December 31, 2013, principal amount of 6% Notes outstanding was $150,250; interest amount outstanding was $115,806; amount of standard liquidation damages was $265,998.

As of December 31, 2013, 2% Notes have been fully settled.

During 2013, the Company recorded gain from restructure of convertible notes of $4,953,880.

During the twelve months ended December 31, 2013, the Purchasers converted nil principal and nil interest into shares of common stock.

9.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at December 31, 2013 and 2012 and the movements during the years then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2011	1,232,600	$0.175	$-	7
Exercised	-	-		-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at December 31, 2012	1,232,600	$0.175	$-	6
Exercised	-	-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at December 31, 2013	1,232,600	$0.175	$-	5
Exercisable at December 31, 2013	1,232,600	$0.175	$-	5

(1)	The market value of the Company’s common stock at December 31, 2013 was $0.0018 per share. The outstanding options had no intrinsic value at December 31, 2013.

The Company has adopted ASC Topic 718 effective as of January 1, 2006. The fair value of the options granted at the grant date was determined to be $320,154 (approximately $0.16 per share), calculated pursuant to the Black-Scholes option pricing model.  The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method.  Unamortized fair value of stock options granted to those who separated from the Company has been charged to expense, while the options returned to the Company.  During the years ended December 31, 2013 and 2012, $nil was charged to expense.

10.	Income Tax

In accordance with the current tax laws in China, Kiwa Shandong is subject to a corporate income tax rate of 25% on its taxable income. However, Kiwa Shandong has not provided for any corporate income taxes since it had no taxable income for the years ended December 31, 2013 and 2012.

No provision for other overseas taxes is made as the Company has no taxable income in the U.S. In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2013	2012

Pre-tax income (loss)	$3,713,866	$(1,342,432)

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	1,262,714	(456,427)
Reconciling items:
Rate differential for PRC earnings	29,392	19,692
Change of valuation allowance	(1,332,906)	395,935
Non-deductible expenses and non-reportable income	40,800	40,800
Effective tax expense	$-	$-

The Company had deferred tax assets as follows:

	December 31 2013	December 31 2012

Net operating losses carried forward	$3,555,928	$5,459,835
Less: Valuation allowance	(3,555,928)	(5,459,835)

Net deferred tax assets	$-	$-

As of December 31, 2013 and 2012, the Company had approximately $10 million and $16 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Shandong could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more-likely-than-not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2013 and 2012, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the two years ended December 31, 2013 and 2012, and no provision for interest and penalties is deemed necessary as of December 31, 2013 and 2012.

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

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expired on June 30, 2013 and both parties agreed to extend the lease for another one year.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of December 31, 2013 are as follows:

Fiscal Year	Amount
2014	$6,000
Total	$6,000

(2)	Technology acquisition

On May 8, 2006 we entered into a Technology Transfer Agreement (“TTA”) with Jinan Kelongboao Bio-Tech Co. Ltd. (“JKB”). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to us. Pursuant to the agreement we will pay JKB a transfer fee of RMB10 million (approximately $1.62 million), of which RMB 6 million will be paid in cash and RMB 4 million will be paid in stock. The cash portion will be paid in installments, the first installment RMB 3 million was set for May 23, 2006 initially, of which RMB 1 million has been paid and both parties have agreed to extend the remaining RMB 2 million to the date when the application for new veterinary drug certificate is accepted.  Three other installments of RMB 1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology.  The RMB 4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

As of December 31, 2013, we had paid one-third of the first installment, or RMB1,000,000 (or $165,188) to JKB. However, due to the difficulties of obtaining additional funds, the Company has determined to discontinue this project.

(3)	Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $165,188) each year to fund research at the R&D Center. The term of this agreement is ten years starting from July 1, 2006. Prof. Qi Wang, who became one of our directors in July 2007, has acted as the Director of Kiwa-CAU R&D Center since July 2006.

(4)	Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, we have committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2013, we had invested approximately $1.91 million for the project.

Note 12. Subsequent Events

The Company has reviewed its subsequent events from December 31, 2013 through the date these financial statements were issued and has determined that no material subsequent events have occurred through such date.

