Form 10-Q
period 2014-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2014-05-20
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2014
Common Stock, $0.001 par value per share	400,000,000 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$6,020	$2,039
Deposits and other receivables	14,109	14,491
Total current assets	20,129	16,530
Property, plant and equipment - net	10,548	11,955
Total assets	$30,677	$28,485
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$313,255	$321,670
Advances from customers	14,397	14,784
Construction costs payable	285,581	293,256
Due to related parties - trade	892,800	875,498
Due to related parties - non-trade	4,070,429	4,096,718
Convertible notes payable	150,250	150,250
Salary payable	1,380,286	1,343,096
Taxes payable	388,617	382,881
Penalty payable	282,035	265,998
Interest payable	121,363	115,806
Other payable	534,255	576,427
Total current liabilities	8,433,268	8,436,384

Unsecured loans payable	1,849,945	1,899,665
Total liabilities	10,283,213	10,336,049

Stockholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at March 31, 2014 and December 31, 2013, respectively	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(18,140,046)	(17,990,598)
Accumulated other comprehensive deficiency	(605,827)	(810,303)
Total stockholders’ deficiency	(10,252,536)	(10,307,564)
Total liabilities and stockholders' deficiency	$30,677	$28,485

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$-	$-

Operating expenses
General and administrative	86,382	92,458
Research and development	40,967	40,175
Total operating expenses	127,349	132,633
Operating loss	(127,349)	(132,633)

Other expense
Penalty expense	(16,037)	(160,852)
Interest expense	(6,062)	(61,625)
Net loss before income tax	(149,448)	(355,110)
Income tax	-	-
Net loss	(149,448)	(355,110)

Other comprehensive loss
Foreign currency translation adjustment	204,476	(22,472)
Total comprehensive income/(loss)	$55,028	$(377,582)

Net loss per common share - basic and diluted	$(0.0004)	$(0.001)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(149,448)	$(355,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,110	1,091
Provision for penalty payable	16,037	160,852
Interest payable on convertible notes	5,557	60,327
Changes in operating assets and liabilities:
Deposit and other receivables	0	7,500
Salary payable	50,844	50,448
Taxes payable	16,052	15,772
Due to related parties-trade	40,967	40,252
Other payable	(39,122)	(2,006)
Net cash used in operating activities	(58,003)	(20,874)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	62,000	105,891
Net cash provided by financing activities	62,000	105,891
Effect of exchange rate change	(16)	(116)
Cash and cash equivalents:
Net increase (decrease)	3,981	84,901
Balance at beginning of period	2,039	4,493
Balance at end of period	$6,020	$89,394

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Organization

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

As of March 31, 2014, the Company had cash of $6,020. The Company had an accumulated deficit of $18,140,046, and incurred net losses of $149,448 during the three months ended March 31, 2014. This trend is expected to continue. These factors, among other, create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2014, the Company plans to (1) raise finance from related-parties, local banks, other financial institutions and other stock market to meet cash demand of daily demand; and (2) raise capital to resume operations. However, there can be no assurance that we will be successful in obtaining this financing.

3.	Summaries of Significant Accounting Policies

Principle of consolidation - These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company balances or transactions are eliminated on consolidation.

Basis of preparation - These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year or any other periods. The (a) consolidated balance sheet as of December 31, 2013, which was derived from audited financial statements, and (b) the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of March 31, 2014	As of December 31, 2013
Balance sheet items, except for equity accounts	US$1=RMB6.2164	US$1=RMB6.0537

	Three months ended March 31,
	2014	2013
Items in the statements of income and cash flows	US$1=RMB6.1025	US$1=RMB6.2228

Research and development costs - Research and development costs are charged to expense as incurred.

Impairment of Long-Lived Assets - We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. Based on our analysis, no further impairment on long-lived assets was charged during the three months ended March 31, 2014.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of March 31, 2014, potentially dilutive securities aggregated 614,769,110 shares of common stock.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013.

4.	Related Party Transactions

Amounts due to related parties consisted of the following as of March 31, 2014 and December 31, 2013:

Item	Nature	Notes
			March 31, 2014	December 31, 2013
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$3,500,239	$3,544,264
Kangtai International Logistics (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(13,310)	(14,046)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	583,500	566,500
Subtotal			4,070,429	4,096,718
Kiwa-CAU R&D Center	Trade	(4)	892,800	875,498
Subtotal			892,800	875,498
Total			$4,963,229	$4,972,216

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2013, the remaining balance due Mr. Li was $3,544,264. During the three months ended March 31, 2014, Mr. Li paid various expenses on behalf of the Company. As of March 31, 2014, the balance due Mr. Li was $3,500,239. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

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

On December 31, 2013, the amount due from Kangtai was $14,046. The balance due from Kangtai on March 31, 2014 was $13,310.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

On December 31, 2013, the amount due Ms. Wang was $566,500. During the three months ended March 31, 2014, Ms. Wang paid various expenses on behalf of the Company. As of March 31, 2014, the amount due Ms. Wang was $583,500. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agree to invest RMB 1 million (approximately $161,000) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2013, the amount due to Kiwa-CAU R&D Center was $875,498. As of March 31, 2014, the outstanding balance due Kiwa-CAU R&D Center was $892,800.

5.	Convertible Notes Payable

Convertible notes payable consists convertible notes issued on June 29, 2006, bear interest at 6% and due on June 29, 2009. As of March 31, 2014 and December 31, 2013 balance of convertible notes payable was $150,250. As of March 31, 2014, interest payable on the convertible was $119,007. The Company also recorded liquidation damages of $282,035 as of March 31, 2014. No payment was made for interest and liquidation damages during the quarter ended March 31, 2014 and 2013, respectively.

6.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at March 31, 2014 and the movements during the three months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at December 31, 2014	1,232,600	$0.175	$-	5
Exercised	-	-
Expired	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2014	1,232,600	$0.175	$-	4.75

Exercisable at March 31, 2014	1,232,600	$0.175	$-	4.75

(1)	The market value of the Company’s common stock at March 31, 2012 was $0.0016 per share. The outstanding options had no intrinsic value at March 31, 2014.

7.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expires on June 30, 2014.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of March 31, 2014 are as follows:

Fiscal Year	Amount
2014	$3,000
Total	$3,000

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

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. The Company had invested approximately $2 million for the project during the period from 2004 to 2010 and no additional investments were made since then.

8.	Income Tax

No provision for taxes is made as the Company and its subsidiaries do not have any taxable income in the U.S., the British Virgin Islands or the PRC.

The Company had deferred tax assets as follows:

	March 31,	December 31
	2014	2013

Net operating losses carried forward	$3,457,203	3,555,928
Less: Valuation allowance	(3,457,203)	(3,555,928)

Net deferred tax assets	$-	$-

The net operating losses carried forward were approximately $10 million at March 31, 2014, which will expire between 2014 and 2022. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

9.	Subsequent event

The Company has evaluated subsequent events through the date that these financial statements were issued and determined that there were no subsequent events to disclose in these financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2014 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated no revenues in the three months ended March 31, 2014 and 2013. We incurred a net loss of $149,448 and $355,110 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the Company had cash of $6,020. Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the three months ended March 31, 2014, net amount advanced by related parties, net of repayment to related parties was $62,000 in total. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of March 31, 2014, we had an accumulated deficit of $18,140,046, of which $149,448 was incurred during the three months ended March 31, 2014. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of March 31, 2014, our current liabilities were $8,433,268, which exceeded current assets by $8,413,139, representing a current ratio of 0.002; comparably, as of December 31, 2013, we had total current assets of $16,530; at the same time, we had current liabilities of $8,436,384, denoting a current ratio of 0.002. At the end of fiscal 2013, we also had long-term liabilities of $1,899,665. The 6% Notes became due on June 29, 2009. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to generate sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets. As of March 31, 2014, the net value of property and equipment was $10,548, which represented approximately 34.4% of our total assets.

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

Based on our analysis, no further impairment on long-lived assets was charged during the three months ended March 31, 2014.

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

Major Customers and Suppliers

Bio-fertilizer Products

As of March 31, 2014 and 2013, we had no customers. During first quarter of 2014 and 2013, we had no suppliers.

Results of Operations

Results of Operations for Three Months Ended March 31, 2014 and 2013

Net Sales

Net sales were nil for the three months ended March 31, 2014 and 2013, respectively. The Company did not generate any sales revenue during the first quarter of 2014 and 2013 mainly due to severe market conditions.

Cost of Sales

Cost of sales were nil during first quarter of 2014 and 2013. This was mainly due to no net sales.

Gross Profit

Gross profit for the three months ended March 31, 2014 and 2013 were nil, since there were no net sales during both periods.

General and Administration

General and administration expenses for three months ended March 31, 2014 and 2013 were $86,382 and $92,458, respectively, representing a $6,076 or 6.57% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs.

Selling Expenses

The Company incurred no selling expenses during the first quarter of 2014 and 2013, respectively.

Research and Development

Research and development expense for the three months ended March 31, 2014 reflected a slight increase of $792 or 2% from $40,175 in the three months ended March 31, 2013 to $40,967 for the same period of 2014 because of the exchange rate effect. In July 2006 the Company opened a new research center with CAU through our subsidiary, Kiwa Shandong, which goes under the name, Kiwa-CAU Bio-Tech Research & Development Center. Pursuant to an agreement reached between CAU and Kiwa Shandong on November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million each year to the fund research at the R&D Center. The term of the agreement is ten years.

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $16,037 and $160,852 for three months ended March 31, 2014 and 2013, respectively. The decrease of penalty expense was mainly due to decreased outstanding amount of 6% Notes.

Interest Expenses

Net interest expense was $6,062 in the three months ended March 31, 2014 and $61,625 in the same period of 2013, representing a $55,563 or 90% decrease. The decrease in interest expenses was due to the settlement of 6% Notes and 2% Notes in August 2013.

Net Loss

During the three months ended March 31, 2014, net loss was $149,448, comparing with $355,110 for the same period of 2013, representing a decrease of $205,662 or 58%. The reasons for the decrease are described elsewhere in this report.

Comprehensive Income/Loss

Comprehensive income for three months ended March 31, 2014 was $55,028; comparably, during the same period of 2013, comprehensive loss was $377,582. This decrease resulted from an increase in translation adjustments of $226,948 in addition to reasons stated above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the three months ended March 31, 2014, amount related parties advanced to the Company, net of repayment by the Company to related parties was $62,000. As of March 31, 2014, our current liabilities exceeded current assets by $8,413,139, reflecting a current ratio of 0.002:1. Comparably, as of December 31, 2013, our current liabilities exceeded current assets by $8,419,854, denoting a current ratio of 0.002:1.

As of March 31, 2014 and December 31, 2013, we had cash of $6,020 and $2,039, respectively. Changes in cash balances are outlined as follows:

During the three months ended March 31, 2014, our operations utilized cash of $58,003 as compared with $20,874 in the same period of 2013. Cash was mainly used for working capital for public company operation.

During the three months ended March 31, 2014 and 2013, we invested nil for investing activities.

During the first quarter of 2014, our financing activities incurred net cash inflow of $62,000, all of them are generated from advances or loans from related parties, net of repayment to related parties. During the three months ended March 31, 2013, we generated $105,891 from financing activities.

Currently, we have insufficient cash resources to accomplish our objectives and also do not anticipate generating sufficient positive operating cash inflow in the rest of 2014 to fund our planned operations. We are actively looking for new sources of capital. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Commitments and Contingencies

See Note 7 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of March 31, 2014, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of March 31, 2014. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2014.

The specific material weakness identified by the Company’s management as of March 31, 2014 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2014. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition, or future results.During the three months ended March 31, 2014, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of December 31, 2014, the amount of outstanding 6% Notes was $150,250. Warrants relating to 6% Notes has expired. The 6% Notes have been in default since June 2009.

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
17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

(Registrant)

/s/ Wei Li	May 20, 2014	Chief Executive Officer and Chairman of the Board of Directors
Wei Li		(Principal Executive Officer)

/s/ Steven Ning Ma	May 20, 2014	Chief Financial Officer
Steven Ning Ma		(Principal Financial Officer and Principal Accounting Officer)

