Form 10-Q
period 2014-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2014-08-19
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number: 000-33167

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0632186
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

310 N. Indian Hill Blvd.,
#702Claremont, California	91711
(Address of principal executive	(Zip Code)
offices)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2014
Common Stock, $0.001 par	400,000,000 shares
value per share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,259	$2,039
Deposits and other receivables	14,140	14,491
Total current assets	25,399	16,530
Property, plant and equipment - net	9,480	11,955
Total assets	$34,879	$28,485
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$313,902	$321,670
Advances from customers	14,427	14,784
Construction costs payable	286,169	293,256
Due to related parties - trade	934,941	875,498
Due to related parties - non-trade	4,115,311	4,096,718
Convertible notes payable	150,250	150,250
Salary payable	1,431,851	1,343,096
Taxes payable	405,209	382,881
Penalty payable	298,550	265,998
Interest payable	126,982	115,806
Other payable	520,456	576,427
Total current liabilities	8,598,048	8,436,384

Unsecured loans payable	1,853,763	1,899,665
Total liabilities	10,451,811	10,336,049

Stockholders’ deficiency Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at March 31, 2014 and December 31, 2013, respectively	400,000	400,000
Preferred stock - $0.001 par value
Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(18,288,342)	(17,990,598)
Accumulated other comprehensive deficiency	(621,927)	(810,303)
Total stockholders’ deficiency	(10,416,932)	(10,307,564)
Total liabilities and stockholders' deficiency	$34,879	$28,485

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	85,816	88,963	172,198	181,421
Research and development	40,122	40,620	81,089	80,795
Total operating expenses	125,938	129,583	253,287	262,216
Operating loss	(125,938)	(129,583)	(253,287)	(262,216)

Other income (expense)
Penalty expense	(16,514)	(164,499)	(32,551)	(325,351)
Interest expense	(5,844)	(62,011)	(11,906)	(123,636)
Net loss before income tax	(148,296)	(356,093)	(297,744)	(711,203)
Income tax	-	-	-	-
Net loss	(148,296)	(356,093)	(297,744)	(711,203)

Other comprehensive income (loss)
Foreign currency translation adjustment	(16,100)	(87,448)	188,376	(109,924)
Total comprehensive loss	$(164,396)	$(443,541)	$(109,368)	$(821,127)

Net income/(loss) per common share - basic and diluted	$(0.0004)	$(0.0011)	$(0.0007)	$(0.002)
Weighted average number of common shares outstanding-basic and diluted	400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(297,744)	$(711,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,175	2,210
Provision for penalty payable	32,552	325,351
Interest payable on convertible notes	11,176	121,325
Changes in operating assets and liabilities:
Deposit and other receivables	-	7,553
Salary payable	100,828	89,896
Taxes payable	31,443	31,661
Due to related parties-trade	80,244	80,802
Other payable	(53,156)	(29,878)
Net cash used in operating activities	(92,482)	(82,283)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	99,988	55,854
Net cash provided by financing activities	99,988	55,854
Effect of exchange rate change	1,714	26,870

Cash and cash equivalents:
Net increase (decrease)	9,220	441
Balance at beginning of period	2,039	4,493
Balance at end of period	$11,259	$4,934

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

As of June 30, 2014, the Company had cash of $11,259. The Company had an accumulated deficit of $18,288,342, and incurred net losses of $297,744 during the six months ended June 30, 2014. This trend is expected to continue. These factors, among others, create substantial doubt about the Company’s ability to continue as a going concern. The Company will rely on the proceeds from the sale of securities and loans from both related parties and unrelated parties to provide the resources necessary to fund the operation.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of June 30, 2014	As of December 31, 2013
Balance sheet items, except for equity accounts	US$1=RMB6.2036	US$1=RMB6.1374

	Three months ended June 30,
	2014	2013
Items in the statements of income and cash flows	US$1=RMB6.2310	US$1=RMB6.1546

Research and development costs - Research and development costs are charged to expense as incurred.

Impairment of Long-Lived Assets - We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. Based on our analysis, no further impairment on long-lived assets was charged during the six months ended June 30, 2014.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of June 30, 2014, potentially dilutive securities aggregated 384,031,384 shares of common stock.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

4.	Related Party Transactions

Amounts due to related parties consisted of the following as of June 30, 2014 and December 31, 2013:

Item	Nature	Notes
			June 30, 2014	December 31, 2013
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$3,519,178	$3,544,264
Kangtai International Logistics (Beijing) Co., Ltd.
("Kangtai")	Non-trade	(2)	(13,367)	(14,046)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	609,500	566,500
Subtotal			4,115,311	4,096,718

Kiwa-CAU R&D Center	Trade	(4)	934,941	875,498
Subtotal			934,941	875,498
Total			$5,050,252	$4,972,216

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2013, the remaining balance due Mr. Li was $3,544,264. During the six months ended June 30, 2014, Mr. Li paid various expenses on behalf of the Company. As of June 30, 2014, the balance due Mr. Li was $3,519,178. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

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

On December 31, 2013, the amount due from Kangtai was $14,046. The balance due from Kangtai on June 30, 2014 was $13,367.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2013, the amount due Ms. Wang was $566,500. During the six months ended June 30, 2014, Ms. Wang paid various expenses on behalf of the Company. As of June 30, 2014, the amount due Ms. Wang was $609,500. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agree to invest RMB 1 million (approximately $162,068) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2013, the amount due to Kiwa-CAU R&D Center was $875,498. As of June 30, 2014, the outstanding balance due Kiwa-CAU R&D Center was $934,941.

5.	Convertible Notes Payable

Convertible notes payable consists convertible notes issued on June 29, 2006, bear interest at 6% and due on June 29, 2009. As of June 30, 2014 and December 31, 2013 balance of convertible notes payable was $150,250. As of June 30, 2014, interest payable on the convertible was $126,863. The Company also recorded liquidation damages of $298,550 as of June 30, 2014. No payment was made for interest and liquidation damages during the six months ended June 30, 2014 and 2013, respectively.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

6.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at June 30, 2014 and the movements during the six months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2013	1,232,600	$0.175	$-	5
Exercised	-	-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at June 30, 2014	1,232,600	$0.175	$-	2.41
Exercisable at June 30, 2014	1,232,600	$0.175	$-	2.41

(1)	The market value of the Company’s common stock at June 30, 2014 was $0.001 per share. The outstanding options had no intrinsic value at June 30, 2014.

7.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expired on June 30, 2014. Both parties decided to extend this contract for one year.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of June 30, 2014 are as follows:

Fiscal Year	Amount
2014	$6,000
2015	6,000
Total	$12,000

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $162,068) each year to fund research at the R&D Center. The term of this Agreement is ten years starting from July 1, 2006. Qi Wang, one of our directors commencing in July 2007 has acted as Director of Kiwa-CAU R&D Center since July 2006.

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of June 30, 2014, the Company had invested approximately $2 million for the project.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

8.	Income Tax

No provision for taxes is made as the Company and its subsidiaries do not have any taxable income in the U.S., the British Virgin Islands or the PRC.

The Company had deferred tax assets as follows:

	June 30,	December 31
	2014	2013

Net operating losses carried forward	$3,358,255	3,555,928
Less: Valuation allowance	(3,358,255)	(3,555,928)

Net deferred tax assets	$-	$-

The net operating losses carried forward were approximately $22 million at June 30, 2014, which will expire between 2014 and 2022. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

9.	Subsequent event

The Company has evaluated subsequent events through the date that these financial statements were issued and determined that there were no subsequent events to disclose in these financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the six months ended June 30, 2014 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2014 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated no revenues in the six months ended June 30, 2014 and 2013. We incurred a net loss of $297,744 and $711,203 for the six months ended June, 2014 and 2013, respectively.

As of June 30, 2014, the Company had cash of $11,259. Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the six months ended June 30, 2014, net amount advanced by related parties, net of repayment to related parties was $99,988 in total. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of June 30, 2014, we had an accumulated deficit of $18,288,342, of which $297,744 was incurred during the six months ended June 30, 2014. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of June 30, 2014, our current liabilities were $8,598,048, which exceeded current assets by $8,572,649, representing a current ratio of 0.003; comparably, as of December 31, 2013, we had total current assets of $16,530; at the same time, we had current liabilities of $8,436,384, denoting a current ratio of 0.003. At the end of fiscal 2013, we also had long-term liabilities of $1,899,665. The 6% Notes became due on June 29, 2009. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to generate sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets. As of June 30, 2014, the net value of property and equipment was $9,480, which represented approximately 27.2% of our total assets.

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

Based on our analysis, no further impairment on long-lived assets was charged during the six months ended June 30, 2014.

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

Major Customers and Suppliers

Bio-fertilizer Products

As of June 30, 2014 and 2013, we had no customers. During first half of 2014 and 2013, we had no suppliers.

Results of Operations

Results of Operations for Three Months Ended June 30, 2014 and 2013

Net Sales

Net sales were nil for the three months ended June 30, 2014 and 2013, respectively. The Company did not generate any sales revenue during the second quarter of 2014 and 2013 mainly due to severe market conditions.

Cost of Sales

Cost of sales were nil during second quarter of 2014 and 2013. This was mainly due to no net sales.

Gross Profit

Gross profit for the three months ended June 30, 2014 and 2013 were nil, since there were no net sales during both periods.

General and Administration

General and administration expenses for three months ended June 30, 2014 and 2013 were $85,816 and $88,963, respectively, representing a $3,147 or 4% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The decrease in general and administrative expenses was mainly due to decreased amount of daily administrative expenses incurred by the Company during current period as compared with same period of last year.

Research and Development

Research and development expense for the three months ended June 30, 2014 reflected a slight decrease of $498 or 1% from $40,620 in the three months ended June 30, 2013 to $40,122 for the same period of 2014.

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $16,514 and $164,499 for three months ended June 30, 2014 and 2013, respectively. The decrease of penalty expense was mainly due to decreased outstanding amount of 6% Notes.

Interest Expenses

Net interest expense was $5,844 in the three months ended June 30, 2014 and $62,011 in the same period of 2013, representing a $56,167 or 91% decrease. The decrease in interest expenses was due to decreased amount of outstanding balance of convertible notes and interest-carrying credit card balances.

Net Loss

During the three months ended June 30, 2014 was $148,296, comparing with $356,093 for the same period of 2013, representing a decrease of $207,797 or 58%. The reasons for the decrease are described elsewhere in this report.

Comprehensive Loss

Comprehensive loss for three months ended June 30, 2014 and 2013was $164,396 and $443,541. This decrease resulted from a decrease in loss of translation adjustments of $71,348 in addition to reasons stated above.

Results of Operations for Six Months Ended June 30, 2014 and 2013

Net Sales

Net sales were nil for the six months ended June 30, 2014 and 2013, respectively. The Company did not generate any sales revenue during the first half of 2014 and 2013 mainly due to severe market conditions.

Cost of Sales

Cost of sales were nil during first half of 2014 and 2013. This was mainly due to no net sales.

Gross Profit

Gross profit for the six months ended June 30, 2014 and 2013 were nil, since there were no net sales during both periods.

General and Administration

General and administration expenses for six months ended June 30, 2014 and 2013 were $172,198 and $181,421, respectively, representing a $9,223 or 5% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The decrease in general and administrative expenses was mainly due to decreased amount of daily administrative expenses incurred by the Company during current period as compared with same period of last year.

Research and Development

Research and development expense for the six months ended June 30, 2014 reflected a slight increase of $294 or less than 1% from $80,795 in the six months ended June 30, 2013 to $81,089 for the same period of 2014.

Interest Expenses

Net interest expense was $123,636 in the six months ended June 30, 2013 and $11,906 in the same period of 2014, representing a $111,730 or 90% decrease. The decrease in interest expenses was due to decreased amount of outstanding balance of convertible notes and interest-carrying credit card balances.

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $32,551 and $325,351 for three months ended June 30, 2014 and 2013, respectively. The decrease of penalty expense was mainly due to decreased outstanding amount of 6% Notes.

Net Loss

During the six months ended June 30, 2014, net loss was $297,744, comparing with $711,203 for the same period of 2013, representing a decrease of $413,461 or 58%. The reasons for the decrease are described elsewhere in this report.

Comprehensive Loss

Comprehensive loss decreased by $711,759 or 87% from $821,127 for the six months ended June 30, 2013, as compared to $109,368 for the comparable period of 2014. This decrease resulted from a change in translation adjustments of $298,300 in addition to reasons stated above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the six months ended June 30, 2014, amount related parties advanced to the Company, net of repayment by the Company to related parties was $99,988. As of June 30, 2014, our current liabilities exceeded current assets by $8,572,649, reflecting a current ratio of 0.003:1. Comparably, as of December 31, 2013, our current liabilities exceeded current assets by $8,419,854, denoting a current ratio of 0.003:1.

As of June 30, 2014 and December 31, 2013, we had cash of $11,259 and $2,039, respectively. Changes in cash balances are outlined as follows:

During the six months ended June 30, 2014, our operations utilized cash of $92,482 as compared with $82,283 in the same period of 2013. Cash was mainly used for working capital for public company operation.

During the six months ended June 30, 2014 and 2013, we invested nil for investing activities.

During the first half of 2014, our financing activities incurred net cash inflow of $99,988, all of them are generated from advances or loans from related parties, net of repayment to related parties. During the six months ended June 30, 2013, we generated $55,854 from financing activities.

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

Commitments and Contingencies

See Note 7 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of June 30, 2014, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of June 30, 2014. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2014.

The specific material weakness identified by the Company’s management as of June 30, 2014 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by June 30, 2014. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 which could materially affect our business, financial condition, or future results. During the six months ended June 30, 2013, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On June 29, 2009, the 6% Notes were due. The Company had informed the Purchasers of its inability to repay the outstanding balance on the due date. Therefore, the 6% Notes were in default.

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which fell due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes.

On August 12, 2013, the Company entered into a Settlement Agreement and Release (the “Release”) with the Purchasers of the Company’s 6% Notes and 2% Notes. Pursuant to the terms of the Release, the Company paid the Purchasers $75,000 for a full release, including the forgiveness of past defaults of unpaid principal amounts, interest and penalties. As of June 30, 2014, principal amount of 6% Notes outstanding was $150,250; interest amount outstanding was $126,863; amount of standard liquidation damages was $298,550.

As of December 31, 2013, 2% Notes have been fully settled.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li	August 19, 2014 Chief Executive Officer and Chairman of the Board ofDirectors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	August 19, 2014 Chief Financial Officer
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)

