Form 10-Q
period 2014-09-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2014-11-12
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2014
Common Stock, $0.001 par value per share	400,000,000 shares

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$4,318	$2,039
Deposits and other receivables	14,290	14,491
Total current assets	18,608	16,530
Property, plant and equipment - net	8,477	11,955
Total assets	$27,085	$28,485
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$317,253	$321,670
Advances from customers	14,581	14,784
Construction costs payable	289,228	293,256
Due to related parties - trade	985,663	875,498
Due to related parties - non-trade	4,166,302	4,096,718
Convertible notes payable	150,250	150,250
Salary payable	1,488,302	1,343,096
Taxes payable	425,500	382,881
Penalty payable	315,405	265,998
Interest payable	132,663	115,806
Other payable	514,171	576,427
Total current liabilities	8,799,318	8,436,384

Unsecured loans payable	1,873,575	1,899,665
Total liabilities	10,672,893	10,336,049

Stockholders’ deficiency
Common stock - $0.001 par value Authorized 400,000,000 shares. Issued and outstanding 400,000,000 at September 30, 2014 and December 31, 2013, respectively	400,000	400,000
Preferred stock - $0.001 par value Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(18,434,256)	(17,990,598)
Accumulated other comprehensive deficiency	(704,889)	(810,303)
Total stockholders’ deficiency	(10,645,808)	(10,307,564)
Total liabilities and stockholders' deficiency	$27,085	$28,485

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$-	$-	$-	$-
Operating expenses
General and administrative	82,690	151,998	254,888	333,419
Research and development	40,661	40,907	121,750	121,702
Total operating expenses	123,351	192,905	376,638	455,121
Operating loss	(123,351)	(192,905)	(376,638)	(455,121)

Other income (expense)
Penalty expense	(16,855)	(116,933)	(49,406)	(442,284)
Interest expense	(5,708)	(57,656)	(17,614)	(181,292)
Income from restruction of convertible notes	-	4,953,880	-	4,953,880
Net loss before income tax	(145,914)	4,586,386	(443,658)	3,875,183
Income tax	-	-	-	-

Net income (loss)	(145,914)	4,586,386	(443,658)	3,875,183
Other comprehensive loss
Foreign currency translation adjustment	(82,962)	(21,459)	105,414	(131,383)
Total comprehensive income/(loss)	$(228,876)	$4,564,927	$(338,244)	$3,743,800

Net income/(loss) per common share - basic and diluted	$(0.0004)	$0.011	$(0.0011)	$0.01
Weighted average number of common shares outstanding-basic and diluted	400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income/(loss)	$(443,658)	$3,875,183
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,298	3,325
Provision for penalty payable	49,407	479,807
Interest payable on convertible notes	16,857	178,125
Gain on restructure of convertible notes	-	(4,953,880)
Changes in operating assets and liabilities:
Deposit and other receivables	-	10,143
Salary payable	151,907	152,353
Taxes payable	47,676	48,018
Due to related parties-trade	121,672	122,548
Other payable	(60,656)	(22,263)
Net cash used in operating activities	(113,497)	(106,641)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	115,826	183,938
Cash paid for reconstruction of convertible notes	-	(75,000)
Net cash provided by financing activities	115,826	108,938
Effect of exchange rate change	(50)	(2,165)

Cash and cash equivalents:
Net increase	2,279	132
Balance at beginning of period	2,039	4,493
Balance at end of period	$4,318	$4,625

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

As of September 30, 2014, the Company had working capital deficit of $8,780,710 and had an accumulated deficit of $18,434,256. The Company incurred net losses of $443,658 during the nine months ended September 30, 2014, and this trend is expected to continue. These factors create substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to raise new finance from related parties to meet its daily cash demand. The Company also plans to raise finance from outside financial resources including but not limited to local banks or other financial institutions.

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

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include the bad debt provision, impairment of long-lived assets, depreciation and amortization, valuation allowance of deferred tax assets and fair value of warrants and options.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of September 30, 2014	As of December 31, 2013
Balance sheet items, except for equity accounts	US$1=RMB6.1380	US$1=RMB6.1374

Three months ended September 30,
	2014	2013
Items in the statements of income and cash flows	US$1=RMB6.1641	US$1=RMB6.1253

Research and development costs - Research and development costs are charged to expense as incurred.

Impairment of Long-Lived Assets - We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. Based on our analysis, no further impairment on long-lived assets was charged during the nine months ended September 30, 2014.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of September 30, 2014, potentially dilutive securities aggregated 664,819,604 shares of common stock.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

There were no assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013.

4.	Related Party Transactions

Amounts due to related parties consisted of the following as of September 30, 2014 and December 31, 2013:

Item	Nature	Notes
			September 30, 2014	December 31, 2013
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$3,550,462	$3,544,264

Kangtai International Logistics (Beijing) Co., Ltd.	Non-trade	(2)	(13,660)	(14,046)
("Kangtai")

Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	629,500	566,500
Subtotal			4,166,302	4,096,718

Kiwa-CAU R&D Center	Trade	(4)	985,663	875,498
Subtotal			985,663	875,498
Total			$5,151,965	$4,972,216

(1) Mr. Li

Mr. Li is the Chairman of the Board and the Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2013, the remaining balance due Mr. Li was $3,544,264. During the nine months ended September 30, 2014, Mr. Li paid various expenses on behalf of the Company. As of September 30, 2014, the balance due Mr. Li was $3,550,462. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

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

On December 31, 2013, the amount due from Kangtai was $14,046. The balance due from Kangtai on September 30, 2014 was $13,660.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2013, the amount due Ms. Wang was $566,500. During the nine months ended September 30, 2014, Ms. Wang paid various expenses on behalf of the Company. As of September 30, 2014, the amount due Ms. Wang was $629,500. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agree to invest RMB 1 million (approximately $162,920) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2013, the amount due to Kiwa-CAU R&D Center was $875,498. As of September 30, 2014, the outstanding balance due Kiwa-CAU R&D Center was $985,663.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

5.	Convertible Notes Payable

Convertible notes payable consists convertible notes issued on June 29, 2006, bear interest at 6% and due on June 29, 2009. As of September 30, 2014 and December 31, 2013 balance of convertible notes payable was $150,250. As of September 30, 2014, interest payable on the convertible was $132,663. The Company also recorded liquidation damages of $315,405 as of September 30, 2014. No payment was made for interest and liquidation damages during the nine months ended September 30, 2014 and 2013, respectively.

6.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at September 30, 2014 and the movements during the nine months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2013	1,232,600	$0.175	$-	5
Exercised	-	-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at September 30, 2014	1,232,600	$0.175	$-	2.41
Exercisable at September 30, 2014	1,232,600	$0.175	$-	2.41

(1)	The market value of the Company’s common stock at September 30, 2014 was $0.001 per share. The outstanding options had no intrinsic value at September 30, 2014.

7.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operating lease commitments

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expired on June 30, 2014. Both parties decided to extend this contract for one year.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of September 30, 2014 are as follows:

Fiscal Year	Amount
2014	$3,000
2015	6,000
Total	$9,000

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $162,920) each year to fund research at the R&D Center. The term of this Agreement is ten years starting from July 1, 2006. Qi Wang, one of our directors commencing in July 2007 has acted as Director of Kiwa-CAU R&D Center since July 2006.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, the Company has committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of September 30, 2014, the Company had invested approximately $2 million for the project.

8.	Income Tax

No provision for taxes is made as the Company and its subsidiaries do not have any taxable income in the U.S., the British Virgin Islands or the PRC.

The Company had deferred tax assets as follows:

	September 30,	December 31
	2014	2013

Net operating losses carried forward	$3,258,318	3,555,928
Less: Valuation allowance	(3,258,318)	(3,555,928)

Net deferred tax assets	$-	$-

The net operating losses carried forward were approximately $18 million at September 30, 2014, which will expire between 2014 and 2024. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

9.	Subsequent event

The Company has evaluated subsequent events through the date that these financial statements were issued and determined that there were no subsequent events to disclose in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the six months ended September 30, 2014 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2014 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated no revenues in the nine months ended September 30, 2014 and 2013. We incurred a net loss of $443,658 and net income of $3,875,183 for the nine months ended September, 2014 and 2013, respectively.

As of September 30, 2014, the Company had cash of $4,318. Due to our lack of revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the nine months ended September 30, 2014, amount advanced by related parties, net of repayment to related parties was $115,826 in total. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of September 30, 2014, we had an accumulated deficit of $18,434,256, of which $443,658 was incurred during the nine months ended September 30, 2014. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of September 30, 2014, our current liabilities were $8,799,318, which exceeded current assets by $8,780,710, representing a current ratio of 0.002; comparably, as of December 31, 2013, we had total current assets of $16,530; at the same time, we had current liabilities of $8,436,384, denoting a current ratio of 0.002. At the end of fiscal 2013, we also had long-term liabilities of $1,899,665. The 6% Notes became due on June 29, 2009. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to generate sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets. As of September 30, 2014, the net value of property and equipment was $8,477, which represented approximately 31% of our total assets.

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

Based on our analysis, no further impairment on long-lived assets was charged during the nine months ended September 30, 2014.

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

Major Customers and Suppliers

Bio-fertilizer Products

As of September 30, 2014 and 2013, we had no customers. During nine months ended September 30, 2014 and 2013, we had no suppliers.

Results of Operations

Results of Operations for Three Months Ended September 30, 2014 and 2013

Net Sales

Net sales were nil for the three months ended September 30, 2014 and 2013, respectively. The Company did not generate any sales revenue during the third quarter of 2014 and 2013 mainly due to severe market conditions.

Cost of Sales

Cost of sales were nil during third quarter of 2014 and 2013. This was mainly due to no net sales.

Gross Profit

Gross profit for the three months ended September 30, 2014 and 2013 were nil, since there were no net sales during both periods.

General and Administration

General and administration expenses for three months ended September 30, 2014 and 2013 were $82,690 and $151,998, respectively, representing a $69,308 or 46% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The decrease in general and administrative expenses was mainly due to decreased amount of daily administrative expenses incurred by the Company during current period as compared with same period of last year.

Selling Expenses

The Company incurred no selling expenses during the third quarter of 2014 and 2013, respectively.

Research and Development

Research and development expense for the three months ended September 30, 2014 reflected a slight decrease of $246 or 1% from $40,907 in the three months ended September 30, 2013 to $40,661 for the same period of 2014 due to the exchange rate effect.

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $16,855 and $116,933 for three months ended September 30, 2014 and 2013, respectively. The decrease of penalty expense was mainly due to decreased outstanding amount of 6% Notes.

Interest Expenses

Net interest expense was $5,708 in the three months ended September 30, 2014 and $57,656 in the same period of 2013, representing a $51,948 or 90% decrease. The decrease in interest expenses was due to decreased amount of interest-carrying credit card balances and decreased amount of convertible notes outstanding.

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

Net Income (Loss)

During the three months ended September 30, 2014, net loss was $145,914, comparing with net income of $4,586,386 for the same period of 2013. The reasons for the change of net loss from net income were described above.

Comprehensive Loss

Comprehensive loss for three months ended September 30, 2014 and 2013was $228,876 and comprehensive income of $4,564,927. The reasons for the change of comprehensive net loss from comprehensive income were described above.

Results of Operations for Nine Months Ended September 30, 2014 and 2013

Net Sales

Net sales were nil for the nine months ended September 30, 2014 and 2013, respectively. The Company did not generate any sales revenue during the nine months ended September 30, 2014 and 2013 mainly due to severe market conditions.

Cost of Sales

Cost of sales were nil during nine months ended September 30, 2014 and 2013. This was mainly due to no net sales.

Gross Profit

Gross profit for the nine months ended September 30, 2014 and 2013 were nil, since there were no net sales during both periods.

General and Administration

General and administration expenses for nine months ended September 30, 2014 and 2013 were $254,888 and $333,419, respectively, representing a $78,531 or 24% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The decrease in general and administrative expenses was mainly due to decreased amount of daily administrative expenses incurred by the Company during current period as compared with same period of last year.

Selling Expenses

The Company incurred no selling expenses during the nine months ended September 30, 2014 and 2013, respectively.

Research and Development

Research and development expense for the nine months ended September 30, 2014 and 2013 reflected a slight increase of $48 or less than 1% from $121,702 in the nine months ended September 30, 2013 to $121,750 for the same period of 2014.

Interest Expenses

Net interest expense was $17,614 in the nine months ended September 30, 2013 and $181,292 in the same period of 2014, representing a $163,678 or 90% decrease. The decrease in interest expenses was due to decreased amount of interest-carrying credit card balances and decreased amount of convertible notes outstanding.

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $49,406 and $442,284 for nine months ended September 30, 2014 and 2013, respectively. The decrease of penalty expense was mainly due to decreased outstanding amount of 6% Notes.

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

Net Loss

During the nine months ended September 30, 2014, net loss was $443,658, comparing with net income of $3,875,183 for the same period of 2013, representing a decrease of $4,318,841 or 111%. The reasons for the decrease are described elsewhere in this report.

Comprehensive Income (Loss)

Comprehensive loss decreased by $4,082,044 from comprehensive income of $3,743,800 for the nine months ended September 30, 2013, as compared to comprehensive loss of $338,244 for the comparable period of 2014. The reasons for the change of comprehensive net loss from comprehensive income were described above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the nine months ended September 30, 2014, amount related parties advanced to the Company, net of repayment by the Company to related parties was $115,826. As of September 30, 2014, our current liabilities exceeded current assets by $8,780,710, reflecting a current ratio of 0.002:1. Comparably, as of December 31, 2013, our current liabilities exceeded current assets by $8,419,854, denoting a current ratio of 0.002:1.

As of September 30, 2014 and December 31, 2013, we had cash of $4,318 and $2,039, respectively. Changes in cash balances are outlined as follows:

During the nine months ended September 30, 2014, our operations utilized cash of $113,497 as compared with $106,641 in the same period of 2013. Cash was mainly used for working capital for public company operation.

During the nine months ended September 30, 2014 and 2013, we invested nil for investing activities.

During the nine months ended September 30, 2014, our financing activities incurred net cash inflow of $115,826. During the nine months ended September 30, 2013, we generated $108,938 from financing activities.

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

Commitments and Contingencies

See Note 7 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of September 30, 2014, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of September 30, 2014. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2014.

The specific material weakness identified by the Company’s management as of September 30, 2014 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by September 30, 2014. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

ITEM 1A.	RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 which could materially affect our business, financial condition, or future results. During the nine months ended September 30, 2014, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

On August 12, 2013, the Company entered into a Settlement Agreement and Release (the “Release”) with the Purchasers of the Company’s 6% Notes and 2% Notes. Pursuant to the terms of the Release, the Company paid the Purchasers $75,000 for a full release, including the forgiveness of past defaults of unpaid principal amounts, interest and penalties. As of September 30, 2014, principal amount of 6% Notes outstanding was $150,250; interest amount outstanding was $126,863; amount of standard liquidation damages was $298,550.

As of December 31, 2013, 2% Notes have been fully settled.

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

3.1	Certificate of Incorporation, effective as of July 21, 2004.	Form 8-K filed on July 23, 2004	3.1
3.2	Bylaws, effective as of July 22, 2004.	Form 8-K Filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of September 27, 2006.	Form 10-QSB filed on November 15, 2006	3.3
10.1	Advance Agreement by and between Wei Li and the Company dated January 10, 2008	Form 8-K filed on January 11, 2008	10.01
10.2	Stock Purchase Agreement between Kiwa Bio-Tech Products Group Corporation and Yuxin Zhou dated February 19, 2008	Form 8-K filed on February 22, 2008	10.01
10.3	Consulting Agreement between the Company and Robert Schechter dated January 10, 2008	Form 10-Q filed on August 11, 2008	10.1
10.4	Contract for Joint Venture between the Company and Hebei Huaxing Pharmaceuticals Co., Ltd. dated May 22, 2008	Form 8-K filed on May 27, 2008	10.1
10.5	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and AJW Offshore Ltd., AJW Qualified Partners LLC, AJW Partners LLC, and New Millennium Capital Partners II LLC	Form 10-Q filed on November 12, 2008	10.3
10.6	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and FirsTrust Group, Inc. dated October 7, 2008	Form 10-Q filed on November 12, 2008	10.4
10.7	2004 Stock Incentive Plan, amended in 2006	Form Pre 14A filed on July 28, 2006	Appendix A
10.8	Employment Agreement dated July 31, 2006, between the Company and Lianjun Luo	Form 8-K filed on August 7, 2006	10.02
10.9	Employment Agreement dated February 2, 2009 by and between the Company and Wei Li.	Form 8-K filed on February 2, 2009	10.1
10.10	Employment Agreement dated February 18, 2009 by and between the Company and Steven Ning Ma.	Form 8-K filed on February 19, 2009	10.1
10.11	Letter from Mao & Company, CPAs, Inc. dated June 7, 2009 to the Securities and Exchange Commission	Form 8-K filed on June 8, 2009	16.1
10.12	Settlement Agreement and Release, dated August 12, 2013, by and among the Registrant and the parties named therein.	Form 8-K filed on October 1, 2013	10.1
14	Code of Ethics	Form 10-K filed on May 18, 2009	14.1
21	List of Subsidiaries	Form 10-K filed on March 29, 2010	21
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.
32.1	Certificationof Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certificationof Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
(Registrant)

/s/ Wei Li	November 12, 2014 Chief Executive Officer and Chairman of the Board of Directors
Wei Li	(Principal Executive Officer)

/s/ Steven Ning Ma	November 12, 2014 Chief Financial Officer
Steven Ning Ma	(Principal Financial Officer and Principal Accounting Officer)

