Form 10-K
period 2014-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2015-06-29
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐ Yes     ☒ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Markets Group, Inc. Pink Limited Information Tier, as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $400,000.

The number of shares of registrant’s common stock outstanding as of June 25, 2015 was 400,000,000.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2014
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

General Operational Strategy

●	Build a platform for world-class biotechnological research and development results to be commercialized into products for applications in agriculture;

●	Invest in mature technologies that will not require substantial research and development to commercialize;

●	Utilize proprietary technology to supply ag-biotech inputs to the market at lower cost than our competitors;

●	Construct or acquire new production facilities, and improve existing facilities to improve our manufacturing capability in China;

●	Build and strengthen our “KIWA” brand which will increase our ability to become one of the leading companies in China’s “biological, safe and environment-friendly” agricultural inputs industry;

●	Establish strategic alliances for research and development, sales and distribution and customer acquisition with complimentary entities in the biological-agriculture industry; and

●	Enhance our overall management systems, operational structure and corporate governance.

Sales Strategy

●	Our sales strategy involves utilizing both a direct sales force and distribution networks. Our distribution efforts are expected to include the following:

·	Choosing green food/organic food planting bases or other demonstrative agricultural products producers, carrying out regional field tests, fanning out from a point to an area, cultivating market network;

·	Leveraging government and industrial organizations (such as “China Green Food Association”) to strengthen existing sales networks in rural areas, thereby reaching end-users in a more cost-effective manner; cutting off selling expenses incurred during middle tiers of supply chain to boost end-user’s value;

·	Cooperating with special agricultural production materials distributors who also help farmers resell their products; focusing on large-to-medium size wholesalers of agricultural production materials at provincial and municipal levels;

·	Establishing a three-level distribution network consisting of a company-centralized sales office, prefectural representative offices, and direct distributors in villages and towns; and

·	Leveraging existing sales channels and network of affiliates’ products to save costs of building the network from scratch.

Strategy Regarding Customers

●	Our targeted customers include major agricultural companies and growers that can realize significant financial benefits from using our products including:

·	Chinese agricultural products producers that provide high value-added agricultural products (such as fruits, vegetables, tea, Chinese herbs that meet the requirements of green food/organic food) ;

·	Agricultural products producers located in China who are exporting to Japan, Korea, Europe, US, and other regional markets of the world;

·	Chinese agricultural products producers who have generated internal needs of ag-biotech inputs to solve the problems of soil-caused diseases, anti-biotic drug tolerance, leftover and others; and

·	“Green” or organic growers throughout the world.

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

Kiwa-CAU Research and Development Center

In July 2006, we established a new research center with CAU through our subsidiary, Kiwa Shandong, which known as Kiwa-CAU Bio-Tech Research & Development Center (the “Kiwa-CAU R&D Center”). Pursuant to an agreement between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $165,188) each year to fund research at Kiwa-CAU R&D Center. Under the above agreement, the Kiwa-CAU R&D Center is responsible for fulfilling the overall research-and-development functions of Kiwa Shandong, including: (1) development of new technologies and new products (which will be shared by Kiwa and CAU); (2) subsequent perfection of existing product-related technologies; and (3) training quality-control personnel and technicians and technical support for marketing activities. The Company has spent $162,715 and $162,752 for its research and development activities during the years ended December 31, 2014 and 2013, respectively. The costs incurred by Company’s research and development activities are not borne directly by customers.

During fiscal 2014, Kiwa-CAU R&D Center concentrated on the following activities:

1.	Screening of growth-promoting bacteria;

2.	Screening of bio-control bacteria;

3.	Screening of environmental microbiology; and

4.	Studying on fermentation technology and related production process.

During fiscal 2014, Kiwa-CAU R&D Center had successfully isolated several strains of endophytic bacillus from plants. A number of strains had been observed to have the capability of boosting crop yield and dispelling chemical pesticide residual from soil. These strains could be used for developing not only new biological preparation but also environmental protection preparation.

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

In fiscal 2014, we did not purchase any raw materials from any suppliers. During 2014, the Company did not have any principal suppliers.

Customers

Our principal business generated no revenue during 2014 and 2013, thus as of December 31, 2014 and 2013, we had no customers.

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

Regulatory Concerns

Our production must comply with bio-fertilizer, livestock feed production, and testing procedure standards promulgated by the PRC Ministry of Agriculture and local administrative authorities. We have complied with the applicable PRC government standard production and testing procedures. The amount of costs incurred in connection with compliance with environmental laws during fiscal 2014 and 2013 was immaterial.

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

We did not have any customers in 2014 and 2013 and we are still in the initial stage of market development.

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

During fiscal 2014 and 2013, our principal business did not generate any sales revenue. We did not have any customers during both periods.

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

From January 1, 2014 to December 31, 2014, the market close price for our common stock as quoted on OTC Markets Group, Inc. has ranged from a low of $0.0005 to a high of $0.0038 per share. High volatility in the market price of our common stock may result in lower prices for our common stock, making it more difficult for us to obtain equity financing on terms and conditions which are favorable to us, if at all. We expect to continue to incur losses in the future as we develop and market our initial products. As a result, we will be dependent on additional debt or equity financing to fund our operations. If such financing is not available on terms which are acceptable to us, we may have to delay development of new products and/or reduce sales and marketing efforts for our existing products. Such actions may have an adverse effect on our results of operations. In addition, uncertainties with respect to our ability to raise additional capital would make operational planning more difficult for management.

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

During fiscal 2014 and 2013, our sales revenue was $nil, and we are continuing to experience losses. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations and finance our research and development activities. Funding, whether from a public or private offering of debt or equity, a bank loan or a collaborative agreement, may not be available when needed or on favorable terms. Further, any significant equity or debt financing will require us to give priority to holders of the 6% secured convertible notes (“6% Notes”) under the terms of a securities purchase agreement dated June 29, 2006, which may raise the difficulty level of completing a financing. (For more details regarding the 6% Notes see Note 8 to consolidated financial statements under Item 8, Part II.) If we are unable to obtain necessary financing in the amounts and on terms deemed acceptable, we will have to limit, delay, scale back or eliminate our research and development activities or future operations. Any of the foregoing may adversely affect our business and cause us to discontinue as a going concern.

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

As required by Section 404 of the U.S. Sarbanes-Oxley Act, our management has concluded that our internal controls over our financial reporting are ineffective as of December 31, 2014. Any failure to implement and maintain improvements in the controls over our financial reporting, or difficulties encountered in the implementation of any improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

(2) Risk Related to Our Common Stock

If an active trading market for our securities does not remain in existence, the market price of our securities may decline and stockholders’ liquidity may be reduced.

Our common stock is quoted on the OTC Markets Group Pink Limited Information Tier; however, trading volume is very limited. We cannot guarantee that we will develop sufficient trading volumes to sustain a regular trading market. The OTC Markets Group is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ’s automated quotation system. Market prices for our common stock will be influenced by a number of factors, including but not limited to: (1) the issuance of new equity securities; (2) changes in interest rates; (3) competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (4) variations in quarterly operating results; (5) change in financial estimates by securities analysts; (6) the depth and liquidity of the market for our common stock; (7) investor perceptions of our company and the ag-biotechnology industry generally; and (8) general economic and other conditions.

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

Pursuant to the securities purchase agreement in connection with the 6% Notes, we must reserve for purposes of issuance a number of shares of common stock that is no less than 110% of the number of shares of common stock issuable upon full conversion of the 6% Notes based on the average conversion price of the 6% Notes and full exercise of the 6% Note Warrants based on the average exercise price of the 6% Note Warrants. Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the 6% Notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to allocate for conversion of the 6% Notes. The annual meeting of stockholders of the Company for 2012 did not approve a proposed amendment of certificate of incorporation increasing the authorized shares from 400,000,000 to 800,000,000. Given the fact that as of December 31, 2014, the Company had issued 400,000,000 shares of common stock, the Company could not repay outstanding 6% Notes by further issuing shares of common stock. As of December 31, 2014, the amount of authorized shares does not meet the requirements as set forth by the security purchase agreement in connection with the 6% Notes.

In the future, we may have to further amend our certificate of incorporation to increase the number of authorized common stock, which could incur substantial costs.

Future sales by our stockholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. As of December 31, 2014, we had 400,000,000 shares of common stock outstanding, most of which we estimate have been held more than two years and are freely tradable under Rule 144. In the Form SB-2 declared effective on October 30, 2006, we registered up to 27,685,365 shares of common stock for resale, which may be sold without restriction under securities laws. In November 2007, the SEC adopted significant amendments to Rule 144, pursuant to which holding period of non-affiliates before resale of restricted shares of a reporting company has been shortened to six months. The sale of these shares may adversely affect the market price of our common stock.

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

During fiscal 2014, the lowest trading price of our common stocks was $0.0005. There is no assurance that the share price will not further decrease.

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

ITEM 4.	Mine Safety Disclosures

Not applicable.

Part II

ITEM 5.                  Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

The Company’s common stock has been quoted on the OTC QB of the NASD under the symbol “KWBT.OB” since March 30, 2004. During fiscal 2014, the market price for our common stock has ranged from $0.0005 to $0.0038.

The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Bulletin Board for the periods indicated. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2014	High	Low
First Quarter	$0.0038	$0.0011
Second Quarter	$0.0035	$0.0014
Third Quarter	$0.0019	$0.0010
Fourth Quarter	$0.0015	$0.0005

Fiscal Year 2013	High	Low
First Quarter	$0.0042	$0.0014
Second Quarter	$0.0016	$0.0009
Third Quarter	$0.0018	$0.0006
Fourth Quarter	$0.0046	$0.0011

Holders

As of June 25, 2015, there were approximately 435 shareholders of record of our common shares.

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

This Annual Report on Form 10-K for the fiscal year ended December 31, 2014 contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions.  These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 involve known and unknown risks, uncertainties and other factors (described in “Business-Risk Factors” under Item 1) that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated no revenue in fiscal years 2014 and 2013. We incurred a net loss of $617,556 and net profit of $3,713,866 during fiscal 2014 and 2013, respectively.

Due to our limited revenues, we have relied on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. Our financing activities generated $144,194 and $124,084 during fiscal 2014 and 2013, respectively. These funds are insufficient to execute our business plan as currently contemplated, which may result in the risks described in “Risk Factors” under Item 1 - Business.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2014, the Company’s current liabilities substantially exceeded its current assets by $8,944,097. The Company had no sales during the year ended December 31, 2014 and 2013, had an accumulated deficit of $18,608,154 and stockholders’ deficiency of $10,807,861 as of December 31, 2014. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB 8.28 to approximately US$1.00 = RMB 8.11. So far the trend of such appreciation continues. The exchange rate of U.S. Dollar against RMB on December 31, 2014 was US$1.00 = RMB 6.1460.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying audited balance sheets as of December 31, 2014 and 2013, and the audited statements of operations, equity movement and cash flows for the fiscal years ended December 31, 2014 and 2013, and the related notes thereto, for further discussion of our accounting policies.

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

Major Customers and Suppliers..

Bio-fertilizer products

During 2014 and 2013, our principal business did not generate any sales revenue, thus we had no customers.

During 2014 and 2013, we did not purchase any raw materials; hence we had no suppliers for 2014 and 2013.

Results of Operations

Net Sales

Net sales were $nil for the years ended December 31, 2014 and 2013, respectively.

Cost of Sales

Cost of sales was $nil for the years ended December 31, 2014 and 2013, respectively.

Gross Profit/Loss

Gross profit for fiscal 2014 and 2013 was $nil, the Company had not been able to recognize any sales revenue during 2014 and 2013.

General and Administrative

General and administrative expenses were $364,843 and $394,100 for the years ended December 31, 2014 and 2013, respectively, a decrease of $29,257 or 7.4%. General and administrative expenses include professional fees, officers’ compensation, depreciation and amortization, salaries, travel and entertainment, rent, office expense and telephone expense etc. The decrease mainly resulted from the reduction of our operating activities, which led to a decrease in rent, salaries, travel expenses and office expenses.

Selling Expenses

During 2014 and 2013, selling expenses were $nil. Resulting from the lack of operating activities, the Company incurred no selling expenses during 2014 and 2013.

Research and Development

Research and development expenses decreased marginally by $37 or 0.02% to $162,715 for the year ended December 31, 2014, compared to $162,752 for the prior comparable period, which is primarily due to exchange rate change. Research and development expense mainly consists of the expenses of maintaining Kiwa-CAU R&D Center, which began operation in July 2006 (see “Business-Intellectual Property and Product Lines- Kiwa-CAU R&D Center” under Item 1 in Part I).

Penalty Expense

We charged $66,602 and $495,508 of liquidated damages in connection with the 6% Notes and 2% Notes to penalty expenses during the years ended December 31, 2014 and 2013, respectively. The decrease is because the Company entered into a Settlement Agreement and Release (the “Release”) in August 2013 with four of the Purchasers of the Company’s 6% Notes and 2% Notes, terms of which includes the forgiveness of past defaults of unpaid principal amounts, interest and penalties (see Note 8 to the Consolidated Financial Statements).

Interest Expenses

Net interest expense was $23,396 and $187,654 in the fiscal years of 2014 and 2013, respectively, representing a decrease of $164,258 or 87.5%. The decrease in interest expenses was due to settlement on convertible notes in August 2013.

Gain on extinguishment of Convertible Notes

On August 12, 2013, the Company entered into a Settlement Agreement and Release (the “Release”) with four of the Purchasers of the Company’s 6% Notes and 2% Notes, the 6% Notes and 2% Notes. Pursuant to the terms of the Release, the Company paid the four of the Purchasers $75,000 for a full release, including the forgiveness of past defaults of unpaid principal amounts, interests and penalties. The Company recorded income of $4,953,880 from restructure of the 6% Notes and 2% Notes in 2013 and $nil in 2014.

Net Income (Loss)

Net loss for fiscal 2014 was $617,556 and net income for fiscal 2013 was $3,713,866. The company recorded income from restructure of convertible notes of $4,953,880 in fiscal 2013. There was no transaction in similar nature in 2014. Interest and penalty expenses decreased significantly in fiscal 2014 due to the settlement agreement and release entered with four of the purchasers of the 6% & 2% convertible notes in August 2013.

Comprehensive Income/(Loss)

Comprehensive loss incurred during fiscal 2014 was $500,297, compared to comprehensive income of $3,498,717 for the year ended December 31, 2013. The decrease is due to recognition of gain from extinguishment of convertible notes in fiscal 2013, partially offset by increase of $332,408 in other comprehensive income in fiscal 2014 due to exchange rate change.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During fiscal 2014 and 2013, we raised $144,194 and $199,084 in total from related parties. To some extent, these advances improved our short-term liquidity. However, as of December 31, 2014, our current liabilities substantially exceeded current assets by $$8,944,097, reflecting a current ratio of 0.0019, whereas current liabilities exceeded current assets by $8,419,854, reflecting a current ratio of 0.002 as of December 31, 2013. During the year ended December 31, 2014 and 2013, we did not issue any shares resulting from the conversion of principal of the 6% Notes and 2% Notes into our common stock. Since the Company does not have sufficient financial capability to repay the 6% Notes and 2% Notes and had issued all of its 400,000,000 authorized shares, the Company cannot issue additional shares to repay the 6% Notes and 2% Notes, unless the Company can obtain stockholder approval to amend its certificate of incorporation to increase the authorized shares of common stock (see Note 8 to the Consolidated Financial Statements).

As of December 31, 2014 and 2013, we had cash of $2,963 and $2,039, respectively. The change is outlined as follows:

During the fiscal year of 2014, net cash used in our operating activities was $143,255, compared to $138,028 for the comparable period of 2013. Such cash was mainly used for maintaining operations of a public company and working capital for our bio-fertilizer business.

During the fiscal years of 2014 and 2013, we did not invest in acquiring property, plant and equipment.

During the year ended December 31, 2014, we generated cash inflow of $144,194 from financing activities. During the year ended December 31, 2013, we generated cash inflow of $124,084 from financing activities.

As of December 31, 2014, we had an accumulated deficit of $18,608,154, which was made up in part of a net loss of $617,556 during 2014 and net income of $3,713,866 during 2013. We do not anticipate generating sufficient positive operating cash inflow to fund our planned operations.

In 2015, we plan to focus on expanding our bio-fertilizer sales. We will concentrate on (1) adjusting our product mix to increase the proportion of high-margin products, (2) searching for a new production base; investment and construction plans for our new production base is expected to be completed by end of the year, and (3) setting up new production lines.

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

Given the facts that:

(1)	Extremely low share price. The price of the Company’s common stock ranged from $0.0005 to $0.0038 per share during fiscal 2014;

(2)	Continued losses. As of December 31, 2014, we had an accumulated deficit of $18,608,154, which was made up in part of a net loss of $617,556 during 2014 and net income of $3,713,866 during 2013;

(3)	Deteriorating financial situation. As of December 31, 2014 and 2013, the Company had total assets of $24,615 and $28,485, respectively, and total liabilities of $10,832,476 and $10,336,049, respectively; and

(4)	Outstanding 6% Notes. As of December 31, 2014, the amount of outstanding 6% Notes was $150,250. The 6% Notes have been in default since June 2009.

To the extent that we are unable to successfully raise capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

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

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expired on June 30, 2014 and both parties agreed to extend the lease till January 2015.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of December 31, 2014 are as follows:

Fiscal Year	Amount
2015	$1,000
Total	$1,000

(2)	Technology acquisition

On May 8, 2006 we entered into a Technology Transfer Agreement (“TTA”) with Jinan Kelongboao Bio-Tech Co. Ltd. (“JKB”). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to us. Pursuant to the agreement we will pay JKB a transfer fee of RMB 10 million (approximately $1.63 million), of which RMB 6 million will be paid in cash and RMB 4 million will be paid in stock. The cash portion will be paid in installments, the first installment RMB 3 million was set for May 23, 2006 initially, of which RMB 1 million has been paid and both parties have agreed to extend the remaining RMB 2 million to the date when the application for new veterinary drug certificate is accepted.  Three other installments of RMB 1 million are due upon the achievement of certain milestones, the last milestone being the issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology. The RMB 4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

As of December 31, 2014, we had paid one-third of the first installment, or RMB 1,000,000 (approximately $165,188) to JKB. However, due to the difficulties of obtaining additional funds, the Company has determined to discontinue this project.

(3)	Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB 1 million (approximately $165,188) each year to fund research at the R&D Center. The term of this agreement is ten years starting from July 1, 2006. Prof. Qi Wang, who became one of our directors in July 2007, has acted as Director of Kiwa-CAU R&D Center since July 2006.

(4)	Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, we have committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2014, we had invested approximately $1.91 million for the project.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 8, Part II.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 8.	Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of December 31, 2014 and 2013 begins on page F-1 of this annual report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2014, our disclosure controls and procedures were ineffective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2014. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was ineffective as of December 31, 2014.

The specific material weakness identified by the Company’s management as of December 31, 2014 is described as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years. The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position	Director Since
Wei Li	54	Chief Executive Officer, Chief Financial Officer (from January 4, 2009 to February 17, 2009) and Chairman of the Board of Directors	2004
Steven Ning Ma	58	Chief Financial Officer and Chief Operating Officer (from February 18, 2009)
Lianjun Luo	45	Director	2004
Xucheng Hu	56	Director	2008
Qi Wang	48	Director and Vice President - Technical	2007
Yvonne Wang	36	Corporate Secretary

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and certain other shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely upon a review of the copies of such reports, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and certain other shareholders were complied with during the fiscal year ended December 31, 2014.

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

During fiscal year 2014, the Board of Directors did not have meeting. All members of the Board of Directors are required to attend the annual meetings of securities holders.

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

The Company had no officers or directors whose total compensation during either 2014 or 2013 exceeded $100,000.

Currently, the main forms of compensation provided to each of our executive officers are: (1) annual salary; (2) non-equity Incentive Plan; and (3) the granting of incentive stock options subject to approval by our Board of Directors.

Summary Compensation Table

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wei Li, CEO	2014	72,000	Nil	Nil	Nil	Nil	Nil	Nil	72,000
Wei Li, CEO	2013	72,000	Nil	Nil	Nil	Nil	Nil	Nil	72,000
Steven Ning Ma, CFO	2014	74,400	Nil	Nil	Nil	Nil	Nil	Nil	74,400
Steven Ning Ma, CFO	2013	74,400	Nil	Nil	Nil	Nil	Nil	Nil	74,400

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

No options were granted under the Plan during 2014.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth the status of all outstanding equity awards of the Company as of December 31, 2014.

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

Option Exercises and Stock Vested

No stock options were exercised by any officers or directors during 2014 and 2013. We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2014 and 2013.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Wei Li	Nil	Nil	Nil	Nil
Steven Ning Ma	Nil	Nil	Nil	Nil

Director Compensation for 2014

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors, and did not compensate our directors in 2014 for services performed as directors.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of June 25, 2015 certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 400,000,000 shares of our common stock outstanding as of June 25, 2015. None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

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

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2014 about our equity compensation plans under which our equity securities are authorized for issuance.

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

Fees Paid to Independent Public Accountants for 2014 and 2013.

Audit Fees

All of the services described below were approved by our board of directors prior to performance of such services. The board of directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditor's independence.

The aggregate audit fees for 2014 and 2013 paid and payable to Paritz & Company, P.A. were approximately $32,000 and $40,000, respectively. The amounts include: (1) fees for professional services rendered by Paritz & Company, P.A. in connection with the audit of our consolidated financial statements; (2) reviews of our quarterly reports on the Form 10-Q.

Audit-Related Fees

Audit-related fees for 2014 and 2013 were $nil.

Tax Fees

Tax service fees were zero and $2,750 for 2013 and 2014 to Paritz & Company, P.A.

All Other Fees

None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2014. All of the services provided and fees charged by our independent registered accounting firms in 2014 were approved by the board of directors.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
3.1	Certificate of Incorporation, effective as of July 21, 2004	Form 8-K filed on July 23, 2004	3.1
3.2	Bylaws, effective as of July 22, 2004	Form 8-K filed on July 23, 2004	3.2
3.3	Certificate of Amendment to Certificate of Incorporation, effective as of January 9, 2009	Form 10-K filed on May 18, 2009	3.3
10.1	Advance Agreement by and between Wei Li and the Company dated January 10, 2008	Form 8-K filed on January 11, 2008	10.01
10.2	Stock Purchase Agreement between Kiwa Bio-Tech Products Group Corporation and Yuxin Zhou dated February 19, 2008	Form 8-K filed on February 22, 2008	10.01
10.3	Consulting Agreement between the Company and Robert Schechter dated January 10, 2008	Form 10-Q filed on August 11, 2008	10.1
10.4	Contract for Joint Venture between the Company and Hebei Huaxing Pharmaceuticals Co., Ltd. dated May 22, 2008	Form 8-K filed on May 27, 2008	10.1
10.5	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and AJW Offshore Ltd., AJW Qualified Partners LLC, AJW Partners LLC, and New Millennium Capital Partners II LLC	Form 10-Q filed on November 12, 2008	10.3
10.6	Term Sheet for Redemption Convertible Notes dated September 25, 2008 between the Company and FirsTrust Group, Inc. dated October 7, 2008	Form 10-Q filed on November 12, 2008	10.4
10.7	2004 Stock Incentive Plan, amended in 2006	Form Pre 14A filed on July 28, 2006	Appendix A
10.8	Employment Agreement dated July 31, 2006, between the Company and Lianjun Luo	Form 8-K filed on August 7, 2006	10.02
10.9	Employment Agreement dated February 2, 2009 by and between the Company and Wei Li.	Form 8-K filed on February 2, 2009	10.1
10.10	Employment Agreement dated February 18, 2009 by and between the Company and Steven Ning Ma.	Form 8-K filed on February 19, 2009	10.1
10.11	Letter from Mao & Company, CPAs, Inc. dated June 7, 2009 to the Securities and Exchange Commission	Form 8-K filed on June 8, 2009	16.1
10.12	Letter of AGCA, Inc., dated July 19, 2010	Form 8-K filed on July 20, 2010	16.1
10.13	Letter of Crowe Horwath (HK) CPA Limited, dated June 16, 2011	Form 8-K filed on June 16, 2011	16.1
10.14	Letter of Commitment	Form 10-Q filed on August 10, 2011	10.1
10.15	Letter of Commitment	Form 10-Q filed on August 10, 2011	10.2
10.16	Lease Agreement	Form 10-Q filed on November 8, 2011	10.1
10.17	Employment Agreement dated February 6, 2012 by and between the Company and Wei Li.	Form 8-K filed on February 6, 2012	10.1
10.18	Employment Agreement dated February 6, 2012 by and between the Company and Steven Ning Ma	Form 8-K filed on February 6, 2012	10.2
14	Code of Ethics	Form 10-K filed on May 18, 2009	14.1

21	List of Subsidiaries	Form 10-KSB filed on April 2, 2007	21
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Included herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

Kiwa Bio-Tech Products Group Corporation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2015

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

/s/ Wei Li	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 29, 2015
Wei Li

/s/ Steven Ning Ma	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2015
Steven Ning Ma

/s/ Xucheng Hu	Director	June 29, 2015
Xucheng Hu

/s/ Lianjun Luo	Director	June 29, 2015
Lianjun Luo

/s/ Qi Wang	Director	June 29, 2015
Qi Wang
38

Kiwa Bio-Tech Products Group Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and the Stockholders of

Kiwa Bio-Tech Products Group Corporation

We have audited the accompanying consolidated balance sheets of Kiwa Bio-Tech Products Group Corporations as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kiwa Bio-Tech Products Group Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s current liabilities substantially exceeded its current assets by $8,944,097 at December 31, 2014. The Company had no sales during the years ended December 31, 2014 and 2013, had an accumulated deficit of $18,608,154 and stockholders’ deficiency of $10,807,861 as of December 31, 2014. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

June 25, 2015

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$2,963	$2,039
Deposits and other receivables	14,280	14,491
Total current assets	17,243	16,530
Property, plant and equipment - net	7,372	11,955
Total assets	$24,615	$28,485
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$316,842	$321,670
Advances from customers	14,562	14,784
Construction costs payable	288,851	293,256
Due to related parties - trade	1,025,057	875,498
Due to related parties - non-trade	4,190,315	4,096,718
Convertible notes payable	150,250	150,250
Salary payable	1,538,266	1,343,096
Taxes payable	440,885	382,881
Penalty payable	332,600	265,998
Interest payable	138,224	115,806
Other payable	525,488	576,427
Total current liabilities	8,961,340	8,436,384

Unsecured loans payable	1,871,136	1,899,665
Total long-term liabilities	1,871,136	1,899,665
Total liabilities	10,832,476	10,336,049

Stockholders’ deficiency
Common stock - $0.001 par value. Authorized 400,000,000 shares. Issued and outstanding 400,000,000 shares at December 31, 2014 and 2013	400,000	400,000
Preferred stock - $0.001 par value. Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(18,608,154)	(17,990,598)
Accumulated other comprehensive loss	(693,044)	(810,303)
Total stockholders’ deficiency	(10,807,861)	(10,307,564)
Total liabilities and stockholders' deficiency	$24,615	$28,485

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
	2014	2013
Revenue	$-	$-

Operating expenses
General and administrative	364,843	394,100
Research and development	162,715	162,752
Total operating expenses	527,558	556,852
Operating loss	(527,558)	(556,852)

Other income (expense)
Penalty expense	(66,602)	(495,508)
Interest expense	(23,396)	(187,654)
Gain on extinguishment of convertible notes	-	4,953,880
Total other income (expense)	(89,998)	4,270,718
Net income (loss) before income tax	(617,556)	3,713,866
Income tax	-	-
Net income (loss)	(617,556)	3,713,866

Other comprehensive income (loss)
Foreign currency translation adjustment	117,259	(215,149)
Total comprehensive income (loss)	$(500,297)	$3,498,717

Net income (loss) per common share - basic and diluted	$(0.00)	$0.01
Weighted average number of common shares outstanding - basic and diluted	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficiency
Balance, December 31, 2012	400,000,000	$400,000	$8,093,337	$(21,704,464)	$(595,154)	$(13,806,281)
Net income for the year ended December 31, 2013	-	-	-	3,713,866	-	3,713,866
Foreign currency translation adjustment	-	-	-	-	(215,149)	(215,149)
Balance, December 31, 2013	400,000,000	$400,000	$8,093,337	$(17,990,598)	$(810,303)	$(10,307,564)
Net loss for the year ended December 31, 2014	-	-	-	(617,556)	-	(617,556)
Foreign currency translation adjustment	-	-	-		117,259	117,259
Balance, December 31, 2014	400,000,000	$400,000	$8,093,337	$(18,608,154)	$(693,044)	$(10,807,861)

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(617,556)	$3,713,866
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,401	4,450
Provision for penalty payable	66,602	495,508
Accrued interest on convertible notes	22,538	183,923
Gain on extinguishment of convertible notes	-	(4,953,880)
Changes in operating assets and liabilities:
Deposit and other receivables	(8)	(7,508)
Salary payable	202,790	203,545
Taxes payable	63,759	64,341
Due to related parties - trade	162,715	164,201
Other payable	(48,496)	(6,474)
Net cash used in operating activities	(143,255)	(138,028)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	144,194	199,084
Cash paid on extinguishment of convertible notes	-	(75,000)
Net cash provided by financing activities	144,194	124,084
Effect of exchange rate change	(15)	11,490

Cash and cash equivalents:
Net increase (decrease)	924	(2,454)
Balance at beginning of year	2,039	4,493
Balance at end of year	$2,963	$2,039

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Organization

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

2.	Summary of Significant Accounting Policies

Principle of Consolidation - These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Kiwa BVI and Kiwa Shandong. All significant inter-company balances or transactions are eliminated on consolidation.

Certain amounts on prior year financial statements were reclassified to conform with current year presentation.

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include the bad debt provision, impairment of long-lived assets, depreciation and amortization of long-lived assets and fair value of warrants and options.

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

Impairment of Long-Lived Assets - The Company evaluates its investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable.  Judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others.  In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets.

Fair value of warrants and options - The Company adopted ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities” to recognize warrants relating to loans and warrants issued to consultants as compensation as derivative instruments in our consolidated financial statements. The Company also adopted ASC Topic 718, “Share Based Payment” to recognize options granted to employees as derivative instruments in our consolidated financial statements. The Company calculates the fair value of the warrants and options, when applicable, using the Black-Scholes Model.

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

Shipping and Handling Costs - Substantially all costs of shipping and handling of products to customers are included in selling. Shipping and handling costs for the years ended December 31, 2014 and 2013 were both $nil.

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

Other comprehensive income (loss) for the year ended December 31, 2014 and 2013 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive income (loss).

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of December 31,
	2014	2013
Balance sheet items, except for equity accounts	6.1460	6.0537

	Year ended December 31,
	2014	2013
Items in the statements of income	6.1457	6.0901

Advertising Costs - The Company charges all advertising costs to expense as incurred. The total amounts of advertising costs charged to selling, general and administrative expense were $nil for the years ended December 31, 2014 and 2013, respectively.

Research and Development Costs - Research and development costs are charged to expense as incurred.  During the years ended December 31, 2014 and 2013, research and development costs were $162,715 and $162,752, respectively.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss attributable to Kiwa stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes dilutive effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of December 31, 2014 and 2013, potentially dilutive securities aggregated 387,082,626 and 543,732,162 shares of common stock, respectively.

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

Recent accounting pronouncements adopted

In August 2014, FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” with the intent of defining management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for annual and interim periods beginning on or after December 15, 2016 and may be applied on either a full or modified retrospective basis. The Company is currently assessing the impact of the new standard on its consolidated financial statements.

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

The Company’s current liabilities substantially exceeded its current assets by $8,944,097 at December 31, 2014. The Company had no sales during the year ended December 31, 2014 and 2013, had an accumulated deficit of $18,608,154 and stockholders’ deficiency of $10,807,861 as of December 31, 2014. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. The Company also plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands.

4.	Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

Property, Plant and Equipment	December 31, 2014	December 31, 2013
Buildings	$1,381,123	$1,402,182
Machinery and equipment	628,544	638,130
Automobiles	90,510	91,890
Office equipment	110,638	112,331
Computer software	23,537	23,895
Property, plant and equipment - total	$2,234,352	$2,268,428
Less: accumulated depreciation	(800,542)	(808,280)
Less: impairment on long-lived assets	(1,426,438)	(1,448,193)
Property, plant and equipment - net	$7,372	$11,955

The building is on a piece of land the use right of which was granted to Kiwa Bio-Tech Products (Shandong) Co., Ltd. by local government free for 10 years and then for another 20 years on a fee calculated according to Kiwa Shandong's net profit.  Since Kiwa Shandong did not generate any net profit, no fee is payable.

Depreciation expense was $4,401 and $4,450 for the years ended December 31, 2014 and 2013, respectively.

Impairment on long-lived assets was $nil for the years ended December 31, 2014 and 2013, respectively.

All of our property, plant and equipment have been held as collateral to secure the 6% Notes (see Note 8).

5.	Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of bio-fertilizer facility in Shandong.

6.	Related Party Transactions

Amounts due to related parties consisted of the following as of December 31, 2014 and 2013:

Item	Nature	Notes	December 31, 2014	December 31, 2013

Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$3,553,939	$3,544,264
Kangtai Xinnong Agriculture Tech (Beijing) Co., Ltd. (“Kangtai”)	Non-trade	(2)	(13,624)	(14,046)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	650,000	566,500
Subtotal			4,190,315	4,096,718

Kiwa-CAU R&D Center	Trade	(4)	1,025,057	875,498
Subtotal			1,025,057	875,498
Total			$5,215,372	$4,972,216

(1) Mr. Li

Mr. Li is the Chairman of the Board, Chief Executive Officer of the Company.

Advances and Loans

As of December 31, 2013, the balance due to Mr. Li for advances made was $3,544,264. During the year ended December 31, 2014, Mr. Li paid various expenses on behalf of the Company. As of December 31, 2014, the balance due to Mr. Li was $3,553,939.  Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company all of his common stock of the Company as collateral for the Company’s obligations under the 6% Notes (see Note 8 below).

(2) Kangtai

Kangtai, formerly named Kangtai International Logistics (Beijing) Co., Ltd., Kangtai Xinnong Agriculture Tech (Beijing) Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2013, the amount due from Kangtai was $14,046. The balance due from Kangtai on December 31, 2014 was $13,624.

The Company leased its principal office from Kangtai at the rent of $1,000 per month. (See Note 11)

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2013, the amount due to Ms. Wang was $566,500. During the year ended December 31, 2014, Ms. Wang paid various expenses on behalf of the Company. As of December 31, 2014, the amount due to Ms. Wang was $650,000. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

In November 2006, Kiwa and China Agricultural University (the “CAU”) agreed to jointly establish a new research and development center, named Kiwa-CAU R&D Center.  The term of the agreement was ten years commencing July 1, 2006.

•	Pursuant to the agreement, Kiwa agree to invest RMB 1 million (approximately $162,715) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, a director of the Company, is also the director of Kiwa-CAU R&D Center.

During the year ended December 31, 2014 and 2013, $162,715 and $162,752 was charged to research and development expenses under the agreement with Kiwa-CAU R&D Center. The Company paid nil to Kiwa-CAU R&D Center in the year 2014 and 2013.

7.	Unsecured Loans Payable

Unsecured loans payable consisted of the following:

Item	December 31, 2014	December 31, 2013
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,464,367	$1,486,694
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	406,769	412,971
Total	$1,871,136	$1,899,665

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

According to the Company’s project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of RMB 480,000 ($77,100) per acre for the land use right after the 10-year period until May 2012. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2014, the Company invested approximately $2 million for the property, plant and equipment of the project and these assets were impaired as of December 31, 2014.

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

The warrants expired in 2013.

On January 31, 2008, the Company entered into three Callable Secured Convertible Notes Agreements (“2% Notes”) with four of the Company’s 6% Notes purchasers converting their unpaid interest of $112,917 in total, into principal with an interest rate of 2% per annum, which fell due on January 31, 2011. Other terms of the 2% Notes are similar to the 6% Notes.

On August 12, 2013, the Company entered into a Settlement Agreement and Release (the “Release”) with four of the Purchasers of the Company’s 6% Notes and 2% Notes. Pursuant to the terms of the Release, the Company paid four of the Purchasers $75,000 for a full release, including the forgiveness of past defaults of unpaid principal amounts, interest and penalties. As of December 31, 2014, principal amount of 6% Notes outstanding was $150,250; interest amount outstanding was $138,224; amount of standard liquidation damages was $332,600.

As of December 31, 2014, 2% Notes have been fully settled.

During 2014 and 2013, the Company recorded gain from restructure of convertible notes of $nil and $4,953,880, respectively.

During the twelve months ended December 31, 2014, the Purchasers converted nil principal and nil interest into shares of common stock.

9.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at December 31, 2014 and 2013 and the movements during the years then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2012	1,232,600	$0.175	$-	6
Exercised	-	-		-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at December 31, 2013	1,232,600	$0.175	$-	5
Exercised	-	-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at December 31, 2014	1,232,600	$0.175	$-	4
Exercisable at December 31, 2014	1,232,600	$0.175	$-	4

(1)	The market value of the Company’s common stock at December 31, 2014 was $0.0007 per share. The outstanding options had no intrinsic value at December 31, 2014.

The Company has adopted ASC Topic 718 effective as of January 1, 2006. The fair value of the options granted at the grant date was determined to be $320,154 (approximately $0.16 per share), calculated pursuant to the Black-Scholes option pricing model.  The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method.  Unamortized fair value of stock options granted to those who separated from the Company has been charged to expense, while the options returned to the Company.  During the years ended December 31, 2014 and 2013, $nil was charged to expense.

10.	Income Tax

In accordance with the current tax laws in China, Kiwa Shandong is subject to a corporate income tax rate of 25% on its taxable income. However, Kiwa Shandong has not provided for any corporate income taxes since it had no taxable income for the years ended December 31, 2014 and 2013.

No provision for other overseas taxes is made as the Company has no taxable income in the U.S. In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2014	2013

Pre-tax income (loss)	$(617,556)	$3,713,866

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	(209,969)	1,262,714
Reconciling items:
Rate differential for PRC earnings	29,775	29,392
Change of valuation allowance	139,394	(1,332,906)
Non-deductible expenses and non-reportable income	40,800	40,800
Effective tax expense	$-	$-

The Company had deferred tax assets as follows:

	December 31 2014	December 31 2013

Net operating losses carried forward	$3,167,589	$3,555,928
Less: Valuation allowance	(3,167,589)	(3,555,928)

Net deferred tax assets	$-	$-

As of December 31, 2014 and 2013, the Company had approximately $8 million and $10 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Shandong could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2014 and 2013, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the two years ended December 31, 2014 and 2013, and no provision for interest and penalties is deemed necessary as of December 31, 2014 and 2013.

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

On June 30, 2011, the Company entered into an agreement with Kangtai pursuant to which Kangtai will sublease a portion of its offices to the Company for a monthly rental of $1,000. The sublease expired on June 30, 2014 and both parties agreed to extend the lease to January 2015.

The Company’s commitments for minimum lease payments under the operating lease for the next five years and thereafter as of December 31, 2014 are as follows:

Fiscal Year	Amount
2015	$1,000
Total	$1,000

(2)	Technology acquisition

On May 8, 2006 we entered into a Technology Transfer Agreement (“TTA”) with Jinan Kelongboao Bio-Tech Co. Ltd. (“JKB”). Pursuant to the agreement, JKB agreed to transfer its AF-01 Anti-viral Aerosol technology for veterinary medicines to us. Pursuant to the agreement we will pay JKB a transfer fee of RMB 10 million (approximately $1.62 million), of which RMB 6 million will be paid in cash and RMB 4 million will be paid in stock. The cash portion will be paid in installments, the first installment RMB 3 million was set for May 23, 2006 initially, of which RMB 1 million has been paid and both parties have agreed to extend the remaining RMB 2 million to the date when the application for new veterinary drug certificate is accepted.  Three other installments of RMB 1 million are due upon the achievement of certain milestones, the last milestone being issuance by the PRC Ministry of Agriculture of a new medicine certificate in respect of the technology.  The RMB 4 million stock payment will be due 90 days after the AF-01 technology is approved by the appropriate PRC department for use as a livestock disinfector for preventing bird flu. The agreement will become effective when the first installment has been fully paid.

As of December 31, 2014, we had paid one-third of the first installment, or RMB 1,000,000 (or $165,188) to JKB. However, due to the difficulties of obtaining additional funds, the Company has determined to discontinue this project.

(3)	Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB 1 million (approximately $165,188) each year to fund research at the R&D Center. The term of this agreement is ten years starting from July 1, 2006. Prof. Qi Wang, who became one of our directors in July 2007, has acted as the Director of Kiwa-CAU R&D Center since July 2006.

(4)	Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, we have committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2014, we had invested approximately $1.91 million for the project.

Note 12. Subsequent Events

The Company has reviewed its subsequent events from December 31, 2014 through the date these financial statements were issued and has determined that no material subsequent events have occurred through such date.

