Form 10-Q
period 2015-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2015-07-31
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

There were 400,000,000 shares of the issuer’s common stock outstanding as of July 29, 2015.

i

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$667	$2,963
Deposits and other receivables	14,340	14,280
Total current assets	15,007	17,243
Property, plant and equipment - net	6,296	7,372
Total assets	$21,303	$24,615
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$318,157	$316,842
Advances from customers	14,623	14,562
Construction costs payable	290,050	288,851
Due to related parties - trade	1,070,157	1,025,057
Due to related parties - non-trade	4,207,039	4,190,315
Convertible notes payable	150,250	150,250
Salary payable	1,591,465	1,538,266
Taxes payable	458,720	440,885
Penalty payable	350,131	332,600
Interest payable	143,782	138,224
Other payable	532,051	525,488
Total current liabilities	9,126,425	8,961,340

Unsecured loans payable	1,878,901	1,871,136
Total long-term liabilities	1,878,901	1,871,136
Total liabilities	11,005,326	10,832,476

Stockholders’ deficiency
Common stock - $0.001 par value. Authorized 400,000,000 shares. Issued and outstanding 400,000,000 shares	400,000	400,000
Preferred stock - $0.001 par value. Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(18,750,934)	(18,608,154)
Accumulated other comprehensive loss	(726,426)	(693,044)
Total stockholders’ deficiency	(10,984,023)	(10,807,861)
Total liabilities and stockholders' deficiency	$21,303	$24,615

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$-	$-

Operating expenses
General and administrative	78,971	86,382
Research and development	40,687	40,967
Total operating expenses	119,658	127,349
Operating loss	(119,658)	(127,349)

Other income (expense)
Penalty expense	(17,531)	(16,037)
Interest expense	(5,591)	(6,062)
Total other income (expense)	(23,122)	(22,099)
Net loss before income tax	(142,780)	(149,448)
Income tax	-	-
Net loss	(142,780)	(149,448)

Other comprehensive income (loss)
Foreign currency translation adjustment	(33,382)	204,476
Total comprehensive income (loss)	$(176,162)	$55,028

Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(142,780)	$(149,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,103	1,110
Provision for penalty payable	17,531	16,037
Accrued interest on convertible notes	5,557	5,557
Changes in operating assets and liabilities:
Salary payable	50,702	50,844
Taxes payable	15,943	16,052
Due to related parties - trade	40,687	40,967
Other payable	6,089	(39,122)
Net cash used in operating activities	(5,168)	(58,003)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	2,871	62,000
Net cash provided by financing activities	2,871	62,000
Effect of exchange rate change	1	(16)

Cash and cash equivalents:
Net increase (decrease)	(2,296)	3,981
Balance at beginning of period	2,963	2,039
Balance at end of period	$667	$6,020

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

As of March 31, 2015, the Company had cash of $667. The Company had an accumulated deficit of $18,750,934, and incurred net losses of $142,780 during the three months ended March 31, 2015. This trend is expected to continue. These factors, among other, create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2015, the Company plans to (1) raise finance from related-parties, local banks, other financial institutions and other stock market to meet cash demand of daily demand; and (2) raise capital to resume operations. However, there can be no assurance that we will be successful in obtaining this financing.

3.	Summaries of Significant Accounting Policies

Principle of consolidation - These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company balances or transactions are eliminated on consolidation.

Basis of preparation - These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year or any other periods. The (a) consolidated balance sheet as of December 31, 2014, which was derived from audited financial statements, and (b) the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of March 31, 2015	As of December 31, 2014
Balance sheet items, except for equity accounts	US$1 = RMB 6.1206	US$1 = RMB 6.1460

	Three months ended March 31,
	2015	2014
Items in the statements of income and cash flows	US$1 = RMB 6.1444	US$1 = RMB 6.1025

Research and development costs - Research and development costs are charged to expense as incurred.

Impairment of Long-Lived Assets - We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. Based on our analysis, no further impairment on long-lived assets was charged during the three months ended March 31, 2015.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of March 31, 2015, potentially dilutive securities aggregated 149,980,130 shares of common stock.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014.

4.	Related Party Transactions

Amounts due to related parties consisted of the following as of March 31, 2015 and December 31, 2014:

Item	Nature	Notes
			March 31, 2015	December 31, 2014
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$3,566,778	$3,553,939
Kangtai Xinnong Agriculture Tech (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(13,739)	(13,624)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	654,000	650,000
Subtotal			4,207,039	4,190,315
Kiwa-CAU R&D Center	Trade	(4)	1,070,157	1,025,057
Subtotal			1,070,157	1,025,057
Total			$5,277,196	$5,215,372

The amounts due to related parties are non-interest bearing and due on demand.

(1)	Mr. Li

Mr. Li is the Chairman of the Board and was the Chief Executive Officer of the Company until July 1, 2015.

Advances and Loans

As of December 31, 2014, the remaining balance due Mr. Li was $3,553,939. During the three months ended March 31, 2015, Mr. Li paid various expenses on behalf of the Company. As of March 31, 2015, the balance due Mr. Li was $3,566,778. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes. (See Note 5 below).

(2)	Kangtai

Kangtai, formerly named Kangtai International Logistics (Beijing) Co., Ltd., Kangtai Xinnong Agriculture Tech (Beijing) Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2014, the amount due from Kangtai was $13,624. The balance due from Kangtai on March 31, 2015 was $13,739.

(3)	Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2014, the amount due to Ms. Wang was $650,000. During the three months ended March 31, 2015, Ms. Wang paid various expenses on behalf of the Company. As of March 31, 2015, the amount due to Ms. Wang was $654,000. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agreed to invest RMB 1 million (approximately $163,000) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2014, the amount due to Kiwa-CAU R&D Center was $1,025,057. As of March 31, 2015, the outstanding balance due Kiwa-CAU R&D Center was $1,070,157.

5.	Convertible Notes Payable

Convertible notes payable consists convertible notes issued on June 29, 2006, bear interest at 6% and due on June 29, 2009. As of March 31, 2015 and December 31, 2014 balance of convertible notes payable was $150,250. As of March 31, 2015, interest payable on the convertible was $143,782. The Company also recorded liquidation damages of $350,131 as of March 31, 2015. No payment was made for interest and liquidation damages during the quarter ended March 31, 2015 and 2014, respectively.

6.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at March 31, 2015 and the movements during the three months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at December 31, 2014	1,232,600	$0.175	$-	4
Exercised	-	-
Expired	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2015	1,232,600	$0.175	$-	3.75
Exercisable at March 31, 2015	1,232,600	$0.175	$-	3.75

(1)	The market value of the Company’s common stock at March 31, 2015 was $0.0013 per share. The outstanding options had no intrinsic value at March 31, 2015.

7.	Commitments and Contingencies

The Company has the following material contractual obligations:

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $163,000) each year to fund research at the R&D Center. The term of this Agreement is ten years starting from July 1, 2006. Qi Wang, one of our directors commencing in July 2007 has acted as Director of Kiwa-CAU R&D Center since July 2006.

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

8.	Income Tax

No provision for taxes is made as the Company and its subsidiaries do not have any taxable income in the U.S., the British Virgin Islands or the PRC.

The Company had deferred tax assets as follows:

	March 31,	December 31,
	2015	2014
Net operating losses carried forward	$3,125,147	3,167,589
Less: Valuation allowance	(3,125,147)	(3,167,589)
Net deferred tax assets	$-	$-

The net operating losses carried forward were approximately $8 million at March 31, 2015, which will expire between 2015 and 2025. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

9.	Subsequent event

The Company has evaluated subsequent events through the date that these financial statements were issued and determined that there were no subsequent events to disclose in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2015 contains “forward-looking statements” within the meaning of the federal securities laws, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated no revenues in the three months ended March 31, 2015 and 2014. We incurred a net loss of $142,780 and $149,448 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the Company had cash of $667. Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the three months ended March 31, 2015, net amount advanced by related parties, net of repayment to related parties was $2,871 in total. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of March 31, 2015, we had an accumulated deficit of $18,750,934, of which $142,780 was incurred during the three months ended March 31, 2015. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of March 31, 2015, our current liabilities were $9,126,425, which exceeded current assets by $9,111,418, representing a current ratio of 0.0016; comparably, as of December 31, 2014, we had total current assets of $17,243; at the same time, we had current liabilities of $8,961,340, denoting a current ratio of 0.0019. As of March 31, 2015, we also had long-term liabilities of $1,878,901. The 6% Notes became due on June 29, 2009. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to generate sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

Trends and Uncertainties in Regulation and Government Policy in China

Foreign Investment Policy Change in China

On March 16, 2007, China’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which took effect on January 1, 2008. The new income tax law sets a unified income tax rate for domestic and foreign companies at 25% and abolishes the favorable policy for foreign invested enterprises. As a result subsidiaries established in China in the future will not enjoy the original favorable policy unless they are certified as qualified high and new technology enterprises.

According to the enterprise income tax law previously in effect, our PRC subsidiaries, Kiwa Shandong and Kiwa Tianjin, were exempt from corporate income taxes for their first two profitable years and were entitled to a 50% tax reduction for the succeeding three years. Now that the new income tax law is in effect, fiscal year 2008 is regarded as the first profitable year even if Kiwa Shandong or Kiwa Tianjin were not profitable that year; thereby narrowing the time period when the favorable tax treatment may be available to us.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets. As of March 31, 2015, the net value of property and equipment was $6,296, which represented approximately 29.6% of our total assets.

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

Based on our analysis, no further impairment on long-lived assets was charged during the three months ended March 31, 2015.

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

Major Customers and Suppliers

Bio-fertilizer Products

As of March 31, 2015 and 2014, we had no customers. During first quarter of 2015 and 2014, we had no suppliers.

Results of Operations

Results of Operations for Three Months Ended March 31, 2015 and 2014

Revenue

Net sales were nil for the three months ended March 31, 2015 and 2014, respectively. The Company did not generate any sales revenue during the first quarter of 2015 and 2014 mainly due to severe market conditions.

General and Administration

General and administration expenses for three months ended March 31, 2015 and 2014 were $78,971 and $86,382, respectively, representing a $7,411 or 8.58% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs etc.

Research and Development

Research and development expense for the three months ended March 31, 2015 reflected a slight decrease of $280 or 0.68% from $40,967 in the three months ended March 31, 2014 to $40,687 for the same period of 2015 because of the exchange rate effect. In July 2006, the Company opened a new research center with CAU through our subsidiary, Kiwa Shandong, which goes under the name, Kiwa-CAU Bio-Tech Research & Development Center. Pursuant to an agreement reached between CAU and Kiwa Shandong on November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million each year to fund research at the R&D Center. The term of the agreement is ten years. The Company does not have the funds to meet it’s financial commitments under the agreement with CAU and, as of March 31, 2015, the outstanding balance due CAU was $1,070,157.

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $17,531 and $16,037 for three months ended March 31, 2015 and 2014, respectively. The increase of penalty expense was mainly due to accrued and unpaid interest on the notes.

Interest Expenses

Net interest expense was $5,591 for the three months ended March 31, 2015 and $6,062 for the same period of 2014, representing a $471 or 7.77% decrease.

Net Loss

During the three months ended March 31, 2015, net loss was $142,780, comparing to $149,448 for the same period of 2014, representing a decrease of $6,668 or 4.46%. The decrease is due to decrease in general and administrative expenses, partially offset by increase in penalty expense.

Comprehensive Income/Loss

Comprehensive loss for three months ended March 31, 2015 was $176,162; comparably, during the same period of 2014, comprehensive income was $55,028. This decrease resulted from a decrease in foreign currency translation adjustments of $237,858 in addition to the other reasons stated above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the three months ended March 31, 2015, amount related parties advanced to the Company, net of repayment by the Company to related parties was $2,871. As of March 31, 2015, our current liabilities exceeded current assets by $9,111,418, reflecting a current ratio of 0.0016. Comparably, as of December 31, 2014, our current liabilities exceeded current assets by $8,944,097, denoting a current ratio of 0.0019.

As of March 31, 2015 and December 31, 2014, we had cash of $667 and $2,963, respectively. Changes in cash balances are outlined as follows:

During the three months ended March 31, 2015, our operations utilized cash of $5,168 as compared with $58,003 in the same period of 2014. Cash was mainly used for working capital for public company operation.

During the three months ended March 31, 2015 and 2014, we used nil cash for investing activities.

During the first quarter of 2015, our financing activities incurred net cash inflow of $2,871, all of which are generated from advances or loans from related parties, net of repayment to related parties. During the three months ended March 31, 2014, we generated $62,000 from financing activities.

Currently, we have insufficient cash resources to accomplish our objectives and also do not anticipate generating sufficient positive operating cash inflow in the rest of 2015 to fund our planned operations. We are actively looking for new sources of capital. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Commitments and Contingencies

See Note 7 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on his evaluation, our Chief Executive and Interim Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our Chief Executive and Interim Chief Financial Officer, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of March 31, 2015. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2015.

The specific material weakness identified by the Company’s management as of March 31, 2015 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2015. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

ITEM 1A.	RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 which could materially affect our business, financial condition, or future results. During the three months ended March 31, 2015, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On August 12, 2013, the Company entered into a Settlement Agreement and Release (the “Release”) with the Purchasers of the Company’s 6% Notes and 2% Notes. Pursuant to the terms of the Release, the Company paid the Purchasers $75,000 for a full release, including the forgiveness of past defaults of unpaid principal amounts, interest and penalties. As of March 31, 2015, principal amount of 6% Notes outstanding was $150,250; interest amount outstanding was $143,782; amount of standard liquidation damages was $350,131.

As of December 31, 2013, 2% Notes were fully settled.

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

10.1	Employment Agreement dated July 1, 2015 between the Registrant and Mr. Jimmy Ji Zhou.	Form 8-K filed on July 7, 2015	10.01

31.1/31/2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

July 30, 2015	By:	/s/ Jimmy Ji Zhou
Jimmy Ji Zhou, Chief Executive Officer and Interim Chief Financial Officer

