Form 10-Q
period 2015-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2015-08-14
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

There were 400,000,000 shares of the issuer’s common stock outstanding as of August 12, 2015.

i

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$856	$2,963
Deposits and other receivables	14,367	14,280
Total current assets	15,223	17,243
Property, plant and equipment - net	5,199	7,372
Total assets	$20,422	$24,615
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$318,771	$316,842
Advances from customers	14,651	14,562
Construction costs payable	290,610	288,851
Due to related parties - trade	1,113,148	1,025,057
Due to related parties - non-trade	4,263,576	4,190,315
Convertible notes payable	150,250	150,250
Salary payable	1,622,634	1,538,266
Taxes payable	475,642	440,885
Penalty payable	367,997	332,600
Interest payable	149,400	138,224
Other payable	503,806	525,488
Total current liabilities	9,270,485	8,961,340

Unsecured loans payable	1,882,530	1,871,136
Total long-term liabilities	1,882,530	1,871,136
Total liabilities	11,153,015	10,832,476

Stockholders’ deficiency
Common stock - $0.001 par value. Authorized 400,000,000 shares. Issued and outstanding 400,000,000 shares at June 30, 2015 and December 31, 2014	400,000	400,000
Preferred stock - $0.001 par value. Authorized 20,000,000 shares, none issued	-	-
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(18,883,980)	(18,608,154)
Accumulated other comprehensive loss	(741,950)	(693,044)
Total stockholders’ deficiency	(11,132,593)	(10,807,861)
Total liabilities and stockholders' deficiency	$20,422	$24,615

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	68,571	85,816	147,542	172,198
Research and development	40,940	40,122	81,627	81,089
Total operating expenses	109,511	125,938	229,169	253,287
Operating loss	(109,511)	(125,938)	(229,169)	(253,287)

Other income (expense)
Penalty expense	(17,866)	(16,514)	(35,397)	(32,551)
Interest expense	(5,669)	(5,844)	(11,260)	(11,906)
Total other income (expense)	(23,535)	(22,358)	(46,657)	(44,457)
Net loss before income tax	(133,046)	(148,296)	(275,826)	(297,744)
Income tax	-	-	-	-
Net loss	(133,046)	(148,296)	(275,826)	(297,744)

Other comprehensive income (loss)
Foreign currency translation adjustment	(15,524)	(16,100)	(48,906)	188,376
Total comprehensive loss	$(148,570)	$(164,396)	$(324,732)	$(109,368)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(275,826)	$(297,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,212	2,175
Provision for penalty payable	35,397	32,552
Accrued interest on convertible notes	11,176	11,176
Changes in operating assets and liabilities:
Salary payable	80,766	100,828
Taxes payable	31,985	31,443
Due to related parties - trade	81,627	80,244
Other payable	(22,383)	(53,156)
Net cash used in operating activities	(55,046)	(92,482)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	52,929	99,988
Net cash provided by financing activities	52,929	99,988
Effect of exchange rate change	10	1,714

Cash and cash equivalents:
Net increase (decrease)	(2,107)	9,220
Balance at beginning of period	2,963	2,039
Balance at end of period	$856	$11,259

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

As of June 30, 2015, the Company had cash of $856. The Company had an accumulated deficit of $18,883,980, and incurred net losses of $275,826 during the six months ended June 30, 2015. This trend is expected to continue. These factors, among others, create substantial doubt about the Company’s ability to continue as a going concern. The Company will rely on the proceeds from the sale of securities and loans from both related parties and unrelated parties to provide the resources necessary to fund the operation.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of June 30, 2015	As of December 31, 2014
Balance sheet items, except for equity accounts	US$1 = RMB 6.1088	US$1 = RMB 6.1460

	Six months ended June 30,
	2015	2014
Items in the statements of income and cash flows	US$1 = RMB 6.1254	US$1 = RMB 6.2310

Research and development costs - Research and development costs are charged to expense as incurred.

Impairment of Long-Lived Assets - We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. Based on our analysis, no further impairment on long-lived assets was charged during the six months ended June 30, 2015.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of June 30, 2015, potentially dilutive securities aggregated 330,727,951 shares of common stock.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014.

4.	Related Party Transactions

Amounts due to related parties consisted of the following as of June 30, 2015 and December 31, 2014:

Item	Nature	Notes
			June 30, 2015	December 31, 2014
Mr. Wei Li ("Mr. Li")	Non-trade	(1)	$3,573,304	$3,553,939
Kangtai Xinnong Agriculture Tech (Beijing) Co., Ltd. ("Kangtai")	Non-trade	(2)	(13,792)	(13,624)
Ms. Yvonne Wang ("Ms. Wang")	Non-trade	(3)	704,064	650,000
Subtotal			4,263,576	4,190,315
Kiwa-CAU R&D Center	Trade	(4)	1,113,148	1,025,057
Subtotal			1,113,148	1,025,057
Total			$5,376,724	$5,215,372

The amounts due to related parties are non-interest bearing and due on demand.

(1)	Mr. Li

Mr. Li is the Chairman of the Board and was the Chief Executive Officer of the Company until July 1, 2015.

Advances and Loans

As of December 31, 2014, the remaining balance due Mr. Li was $3,553,939. During the six months ended June 30, 2015, Mr. Li paid various expenses on behalf of the Company. As of June 30, 2015, the balance due Mr. Li was $3,573,304. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes (See Note 5 below).

(2)	Kangtai

Kangtai, formerly named Kangtai International Logistics (Beijing) Co., Ltd., Kangtai Xinnong Agriculture Tech (Beijing) Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2014, the amount due from Kangtai was $13,624. The balance due from Kangtai on June 30, 2015 was $13,792.

(3)	Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2014, the amount due to Ms. Wang was $650,000. During the six months ended June 30, 2015, Ms. Wang paid various expenses on behalf of the Company. As of June 30, 2015, the amount due to Ms. Wang was $704,064. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4)	Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agreed to invest RMB 1 million (approximately $163,000) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2014, the amount due to Kiwa-CAU R&D Center was $1,025,057. As of June 30, 2015, the outstanding balance due to Kiwa-CAU R&D Center was $1,113,148.

5.	Convertible Notes Payable

Convertible notes payable consists convertible notes issued on June 29, 2006, bear interest at 6% and due on June 29, 2009. As of June 30, 2015 and December 31, 2014, balance of convertible notes payable was $150,250. As of June 30, 2015, interest payable on the convertible was $149,400. The Company also recorded liquidation damages of $367,997 as of June 30, 2015. No payment was made for interest and liquidation damages during the six months ended June 30, 2015 and 2014, respectively.

6.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at June 30, 2015 and the movements during the six months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at December 31, 2014	1,232,600	$0.175	$-	4
Exercised	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2015	1,232,600	$0.175	$-	3.50
Exercisable at June 30, 2015	1,232,600	$0.175	$-	3.50

(1)	The market value of the Company’s common stock at June 30, 2015 was $0.0008 per share. The outstanding options had no intrinsic value at June 30, 2015.

7.	Commitments and Contingencies

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

8.	Income Tax

No provision for taxes is made as the Company and its subsidiaries do not have any taxable income in the U.S., the British Virgin Islands or the PRC.

The Company had deferred tax assets as follows:

	June 30,	December 31
	2015	2014
Net operating losses carried forward	$3,081,314	3,167,589
Less: Valuation allowance	(3,081,314)	(3,167,589)
Net deferred tax assets	$-	$-

The net operating losses carried forward were approximately $7.6 million at June 30, 2015, which will expire between 2015 and 2025. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

9.	Subsequent event

The Company has evaluated subsequent events through the date that these financial statements were issued and determined that there were no subsequent events to disclose in these financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the six months ended June 30, 2015 contains “forward-looking statements” within the meaning of the federal securities laws, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2015 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated no revenues in the six months ended June 30, 2015 and 2014. We incurred a net loss of $275,826 and $297,744 for the six months ended June, 2015 and 2014, respectively.

As of June 30, 2015, the Company had cash of $856. Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the six months ended June 30, 2015, net amount advanced by related parties, net of repayment to related parties was $52,929 in total. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of June 30, 2015, we had an accumulated deficit of $18,883,980, of which $275,826 was incurred during the six months ended June 30, 2015. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of June 30, 2015, our current liabilities were $9,270,485, which exceeded current assets by $9,255,262, representing a current ratio of 0.0016; comparably, as of December 31, 2014, we had total current assets of $17,243; at the same time, we had current liabilities of $8,961,340, denoting a current ratio of 0.0019. As of June 30, 2015, we also had long-term liabilities of $1,882,530. The 6% Notes became due on June 29, 2009. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to generate sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the latest nine years, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets. As of June 30, 2015, the net value of property and equipment was $5,199, which represented approximately 25.5% of our total assets.

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

Based on our analysis, no further impairment on long-lived assets was charged during the six months ended June 30, 2015.

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

Major Customers and Suppliers

Bio-fertilizer Products

As of June 30, 2015 and 2014, we had no customers. During first half of 2015 and 2014, we had no suppliers.

Results of Operations

Results of Operations for Three Months Ended June 30, 2015 and 2014

Revenue

Net sales were nil for the three months ended June 30, 2015 and 2014, respectively. The Company did not generate any sales revenue during the second quarter of 2015 and 2014 mainly due to severe market conditions.

General and Administration

General and administration expenses for three months ended June 30, 2015 and 2014 were $68,571 and $85,816, respectively, representing a $17,245 or 20% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The decrease in general and administrative expenses was mainly due to decreased amount of salary and rent expenses incurred by the Company during current period as compared with same period of last year.

Research and Development

Research and development expense for the three months ended June 30, 2015 reflected a slight increase of $818 or 2% from $40,122 in the three months ended June 30, 2014 to $40,940 for the same period of 2015 because of exchange rate effect.

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $17,866 and $16,514 for the three months ended June 30, 2015 and 2014, respectively. The increase of penalty expense was mainly due to accrued and unpaid interest on the notes.

Interest Expenses

Net interest expense was $5,669 in the three months ended June 30, 2015 and $5,844 in the same period of 2014, representing a $175 or 3% decrease.

Net Loss

During the three months ended June 30, 2015, net loss was $133,046, comparing with $148,296 for the same period of 2014, representing a decrease of $15,250 or 10%. The decrease is mainly because of decrease in general and administrative expenses in the quarter especially salary and rent, partially offset by increase of penalty expense described above.

Comprehensive Loss

Comprehensive loss for the three months ended June 30, 2015 and 2014 was $148,570 and $164,396. This decrease resulted from a slight decrease in loss of translation adjustments of $576 in addition to the other reasons stated above.

Results of Operations for Six Months Ended June 30, 2015 and 2014

Revenue

Net sales were nil for the six months ended June 30, 2015 and 2014, respectively. The Company did not generate any sales revenue during the first half of 2015 and 2014 mainly due to severe market conditions.

General and Administration

General and administration expenses for six months ended June 30, 2015 and 2014 were $147,542 and $172,198, respectively, representing a $24,656 or 14.3% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The decrease in general and administrative expenses was mainly due to decreased amount of salary and rent expenses incurred by the Company during current period as compared with same period of last year.

Research and Development

Research and development expense for the six months ended June 30, 2015 reflected a slight increase of $538 or less than 1% from $81,089 in the six months ended June 30, 2014 to $81,627 for the same period of 2015 because of exchange rate effect.

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $35,397 and $32,551 for the six months ended June 30, 2015 and 2014, respectively. The decrease of penalty expense was mainly due to accrued and unpaid interest on the 6% Notes.

Interest Expenses

Net interest expense was $11,906 in the six months ended June 30, 2014 and $11,260 in the same period of 2015, representing a $646 or 5.4% decrease.

Net Loss

During the six months ended June 30, 2015, net loss was $275,826, comparing with $297,744 for the same period of 2014, representing a decrease of $21,918 or 7.4%. The decrease is mainly because of decrease in general and administrative expenses especially salary and rent, partially offset by increase of penalty expense described above.

Comprehensive Loss

Comprehensive loss increased by $215,364 or 197% from $109,368 for the six months ended June 30, 2014, as compared to $324,732 for the comparable period of 2015. This increase in comprehensive loss resulted from decrease in foreign currency translation adjustments of $237,282, partially offset by decrease in net loss described above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on proceeds from sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the six months ended June 30, 2015, amount related parties advanced to the Company, net of repayment by the Company to related parties was $52,929. As of June 30, 2015, our current liabilities exceeded current assets by $9,255,262, reflecting a current ratio of 0.0016. Comparably, as of December 31, 2014, our current liabilities exceeded current assets by $8,944,097, denoting a current ratio of 0.0019.

As of June 30, 2015 and December 31, 2014, we had cash of $856 and $2,963, respectively. Changes in cash balances are outlined as follows:

During the six months ended June 30, 2015, our operations utilized cash of $55,046 as compared with $92,482 in the same period of 2014. Cash was mainly used for working capital for public company operation.

During the six months ended June 30, 2015 and 2014, we invested nil for investing activities.

During the first half of 2015, our financing activities incurred net cash inflow of $52,929, all of which were generated from advances or loans from related parties, net of repayment to related parties. During the six months ended June 30, 2014, we generated $99,988 from financing activities.

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

Commitments and Contingencies

See Note 7 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on his evaluation, our Chief Executive and Interim Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our Chief Executive and Interim Chief Financial Officer, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of June 30, 2015. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2015.

The specific material weakness identified by the Company’s management as of June 30, 2015are described as follows:

•	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
•	We currently do not have an audit committee.

Remediation Initiative

•	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by June 30, 2015. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

ITEM 1A.	RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 which could materially affect our business, financial condition, or future results. During the three months ended June 30, 2015, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On August 12, 2013, the Company entered into a Settlement Agreement and Release (the “Release”) with the Purchasers of the Company’s 6% Notes and 2% Notes. Pursuant to the terms of the Release, the Company paid the Purchasers $75,000 for a full release, including the forgiveness of past defaults of unpaid principal amounts, interest and penalties. As of June 30, 2015, principal amount of 6% Notes outstanding was $150,250; interest amount outstanding was $149,400; amount of standard liquidation damages was $367,997.

As of December 31, 2013, the 2% Notes were fully settled.

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document

31.1/31/2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.
32.1/32.2*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

August 14, 2015	By:	/s/ Jimmy Ji Zhou
Jimmy Ji Zhou, Chief Executive Officer and Interim Chief Financial Officer

