Form 10-Q
period 2015-09-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2015-11-16
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

There were 400,000,000 shares of the issuer’s common stock outstanding as of November 13, 2015.

1

i

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$3,080	$2,963
Deposits and other receivables	13,791	14,280
Total current assets	16,871	17,243
Property, plant and equipment - net	3,926	7,372
Total assets	$20,797	$24,615
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$305,998	$316,842
Advances from customers	14,064	14,562
Construction costs payable	278,965	288,851
Due to related parties - trade	1,107,829	1,025,057
Due to related parties - non-trade	4,154,047	4,190,315
Convertible notes payable	150,250	150,250
Salary payable	1,628,326	1,538,266
Taxes payable	471,976	440,885
Penalty payable	386,205	332,600
Interest payable	155,081	138,224
Other payable	502,806	525,488
Total current liabilities	9,155,547	8,961,340

Unsecured loans payable	1,807,096	1,871,136
Total long-term liabilities	1,807,096	1,871,136
Total liabilities	10,962,643	10,832,476

Stockholders’ deficiency
Common stock - $0.001 par value. Authorized 400,000,000 shares. Issued and outstanding 400,000,000 shares at September 30, 2015 and December 31, 2014	400,000	400,000
Preferred stock - $0.001 par value. Authorized 20,000,000 shares, none issued	—	—
Additional paid-in capital	8,093,337	8,093,337
Accumulated deficit	(19,020,705)	(18,608,154)
Accumulated other comprehensive loss	(414,478)	(693,044)
Total stockholders’ deficiency	(10,941,846)	(10,807,861)
Total liabilities and stockholders’ deficiency	$20,797	$24,615

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—

Operating expenses
General and administrative	72,968	82,690	220,510	254,888
Research and development	39,860	40,661	121,487	121,750
Total operating expenses	112,828	123,351	341,997	376,638
Operating loss	(112,828)	(123,351)	(341,997)	(376,638)

Other income (expense)
Penalty expense	(18,208)	(16,855)	(53,605)	(49,406)
Interest expense	(5,689)	(5,708)	(16,949)	(17,614)
Total other income (expense)	(23,897)	(22,563)	(70,554)	(67,020)
Net loss before income tax	(136,725)	(145,914)	(412,551)	(443,658)
Income tax	—	—	—	—
Net loss	(136,725)	(145,914)	(412,551)	(443,658)

Other comprehensive income (loss)
Foreign currency translation adjustment	327,472	(82,962)	278,566	105,414
Total comprehensive income (loss)	$190,747	$(228,876)	$(133,985)	$(338,244)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	400,000,000	400,000,000	400,000,000	400,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(412,551)	$(443,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,293	3,298
Provision for penalty payable	53,605	49,407
Accrued interest on convertible notes	16,857	16,857
Changes in operating assets and liabilities:
Salary payable	110,604	151,907
Taxes payable	47,604	47,676
Due to related parties - trade	121,487	121,672
Other payable	(18,752)	(60,656)
Net cash used in operating activities	(77,853)	(113,497)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	77,988	115,826
Net cash provided by financing activities	77,988	115,826
Effect of exchange rate change	(18)	(50)

Cash and cash equivalents:
Net increase	117	2,279
Balance at beginning of period	2,963	2,039
Balance at end of period	$3,080	$4,318

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

As of September 30, 2015, the Company had cash of $3,080 and working capital deficiency of $9,138,676. The Company had an accumulated deficit of $19,020,705, and incurred net losses of $412,551 during the nine months ended September 30, 2015. This trend is expected to continue. These factors, among others, create substantial doubt about the Company’s ability to continue as a going concern. The Company will rely on the proceeds from the sale of securities and loans from both related parties and unrelated parties to provide the resources necessary to fund the operation.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of September 30, 2015	As of December 31, 2014
Balance sheet items, except for equity accounts	US$1 = RMB 6.3638	US$1 = RMB 6.1460

	Nine months ended September 30,
	2015	2014
Items in the statements of income and cash flows	US$1 = RMB 6.1735	US$1 = RMB 6.1641

Research and development costs - Research and development costs are charged to expense as incurred.

Impairment of Long-Lived Assets - We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. Based on our analysis, no further impairment on long-lived assets was charged during the nine months ended September 30, 2015.

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

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes the effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of September 30, 2015, potentially dilutive securities aggregated 242,017,664 shares of common stock.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014.

4.	Related Party Transactions

Amounts due to related parties consisted of the following as of September 30, 2015 and December 31, 2014:

Item	Nature	Notes
			Sept. 30, 2015	Dec. 31, 2014
Mr. Wei Li (“Mr. Li”)	Non-trade	(1)	$3,437,650	$3,553,939
Kangtai Xinnong Agriculture Tech (Beijing) Co., Ltd. (“Kangtai”)	Non-trade	(2)	(12,676)	(13,624)
Ms. Yvonne Wang (“Ms. Wang”)	Non-trade	(3)	729,073	650,000
Subtotal			4,154,047	4,190,315

Kiwa-CAU R&D Center	Trade	(4)	1,107,829	1,025,057
Subtotal			1,107,829	1,025,057
Total			$5,261,876	$5,215,372

The amounts due to related parties are non-interest bearing and due on demand.

(1)     Mr. Li

Mr. Li is the Chairman of the Board and was the Chief Executive Officer of the Company until July 1, 2015.

Advances and Loans

The remaining balance due to Mr. Li was $3,437,650 and $3,553,939 as of September 30, 2015 and December 31, 2014, respectively. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes (See Note 5 below).

(2)     Kangtai

Kangtai, formerly named Kangtai International Logistics (Beijing) Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2014, the amount due from Kangtai was $13,624. The balance due from Kangtai on September 30, 2015 was $12,676.

(3)     Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2014, the amount due to Ms. Wang was $650,000. During the nine months ended September 30, 2015, Ms. Wang paid various expenses on behalf of the Company. As of September 30, 2015, the amount due to Ms. Wang was $729,073. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

(4)     Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agreed to invest RMB 1 million (approximately $157,000) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center (see Note 7).

On December 31, 2014, the amount due to Kiwa-CAU R&D Center was $1,025,057. As of September 30, 2015, the outstanding balance due to Kiwa-CAU R&D Center was $1,107,829.

5.	Convertible Notes Payable

Convertible notes payable consists convertible notes issued on June 29, 2006, bear interest at 6% and matured on June 29, 2009. As of September 30, 2015 and December 31, 2014, balance of convertible notes payable was $150,250. As of September 30, 2015, interest payable on the convertible was $155,081. The Company also recorded liquidation damages of $386,205 as of September 30, 2015. No payment was made for interest and liquidation damages during the nine months ended September 30, 2015 and 2014, respectively.

6.	Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at September 30, 2015 and the movements during the nine months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2014	1,232,600	$0.175	$—	4
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2015	1,232,600	$0.175	$—	3.25
Exercisable at September 30, 2015	1,232,600	$0.175	$—	3.25

(1)	The market value of the Company’s common stock at September 30, 2015 was $0.0012 per share. The outstanding options had no intrinsic value at September 30, 2015.

7.	Commitments and Contingencies

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

8.	Income Tax

No provision for taxes is made as the Company and its subsidiaries do not have any taxable income in the U.S., the British Virgin Islands or the PRC.

A reconciliation of U.S. tax rate of 34% to the Company’s effective tax rate is as follows:

	Nine Months ended Sept 30,
	2015	2014

Pre-tax income (loss)	$(412,551)	$(443,658)

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	(140,267)	(150,844)
Reconciling items:
Rate differential for PRC earnings	17,465	22,062
Change of valuation allowance	92,202	98,182
Non-deductible expenses	30,600	30,600
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	September 30,	December 31
	2015	2014

Net operating losses carried forward	$3,038,886	$3,167,589
Less: Valuation allowance	(3,038,886)	(3,167,589)

Net deferred tax assets	$—	$—

The net operating losses carried forward were approximately $7.4 million at September 30, 2015, which will expire between 2015 and 2025. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

9.	Subsequent Event

On November 5, 2015, the Company entered into a strategic cooperation agreement (the "Agreement") with the Institute of Agricultural Resources and Regional Planning, Chinese Academy of Agricultural Sciences (IARRP; CAAS) located in Beijing, the Peoples Republic of China (the "Institute of Agricultural Resources and Regional Planning"), and the Institute of Agricultural Economics and Development (IAED; CAAS) located in Beijing, the Peoples Republic of China (the "Institute of Agricultural Economics and Development"), for the purpose of establishing a strategic cooperative partnership with the Institute of Agricultural Resources and Regional Planning and the Institute of Agricultural Economics and Development to build an Internet-based, safe agricultural produce international cooperation platform. The platform will help the Company to further develop the National Standards for not only bio-tech products, but also safe agricultural produce and a safe system for agriculture industry chain in China. In accordance with the terms of the Agreement, the Company will provide to an innovation team of the Institute of Resources and Planning 1,000,000 Yuan (approximately US $160,000) per year for platform R&D expenses. The term of the Agreement is for three years beginning November 20, 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended September 30, 2015 contains “forward-looking statements” within the meaning of the federal securities laws, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2015 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated no revenues in the nine months ended September 30, 2015 and 2014. We incurred a net loss of $412,551 and $443,658 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the Company had cash of $3,080. Due to our limited revenues from sales and continuing losses, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. During the nine months ended September 30, 2015, net amount advanced by related parties, net of repayment to related parties was $77,988 in total. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of September 30, 2015, we had an accumulated deficit of $19,020,705 of which $412,551 was incurred during the nine months ended September 30, 2015. We currently do not have sufficient revenues to support our business activities and we expect operating losses to continue. We will require additional capital to fund our operations.

As of September 30, 2015, our current liabilities were $9,155,547, which exceeded current assets by $9,138,676, representing a current ratio of 0.0018; comparably, as of December 31, 2014, we had total current assets of $17,243; at the same time, we had current liabilities of $8,961,340, denoting a current ratio of 0.0019. As of September 30, 2015, we also had long-term liabilities of $1,807,096. The 6% Notes became due on June 29, 2009. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to generate sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the financing.

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

Trends and Uncertainties in Regulation and Government Policy in China

Foreign Investment Policy Change in China

On March 16, 2007, China’s parliament, the National People’s Congress, adopted the Enterprise Income Tax Law, which took effective on January 1, 2008. The new income tax law sets a unified income tax rate for domestic and foreign companies at 25% and abolishes the favorable policy for foreign invested enterprises. As a result, subsidiaries established in China in the future will not enjoy the original favorable policy unless they are certified as qualified high and new technology enterprises.

According to the enterprise income tax law previously in effect, our PRC subsidiary, Kiwa Shandong, was exempt from corporate income taxes for its first two profitable years and was entitled to a 50% tax reduction for the succeeding three years. Now that the new income tax law is in effect, fiscal year 2008 is regarded as the first profitable year even if Kiwa Shandong was not profitable that year; thereby narrowing the time period when the favorable tax treatment may be available to us.

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

Impairment of Long-Lived Assets

Our long-lived assets consist of property, equipment and intangible assets. As of September 30, 2015, the net value of property and equipment was $3,926, which represented approximately 18.9% of our total assets.

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

Based on our analysis, no further impairment on long-lived assets was charged during the nine months ended September 30, 2015.

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

Major Customers and Suppliers

Bio-fertilizer Products

As of September 30, 2015 and 2014, we had no customers. During the nine months ended September 30, 2015 and 2014, we had no suppliers.

Results of Operations

Results of Operations for Three Months Ended September 30, 2015 and 2014

Revenue

Net sales were nil for the three months ended September 30, 2015 and 2014, respectively. The Company did not generate any sales revenue during the third quarter of 2015 and 2014 mainly due to severe market conditions.

General and Administration

General and administration expenses for the three months ended September 30, 2015 and 2014 were $72,968 and $82,690, respectively, representing a $9,722 or 12% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The decrease in general and administrative expenses was mainly due to decreased amount of salary and rent expenses incurred by the Company during the current period as compared with the same period of last year.

Research and Development

Research and development expense for the three months ended September 30, 2015 reflected a slight decrease of $801 or 2% from $40,661 in the three months ended September 30, 2014 to $39,860 for the same period of 2015 because of exchange rate effect.

Penalty Expense

The Company incurred liquidated damages resulting from the default of its 6% Notes (defined below). The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $18,208 and $16,855 for the three months ended September 30, 2015 and 2014, respectively. The increase of penalty expense was mainly due to the increase of accrued and unpaid interest on the notes.

Interest Expenses

Net interest expense was $5,689 in the three months ended September 30, 2015 and $5,708 in the same period of 2014, representing a $19 or 0.3% decrease.

Net Loss

During the three months ended September 30, 2015, net loss was $136,725, comparing with $145,914 for the same period of 2014, representing a decrease of $9,189 or 6.3%. The decrease is mainly because of decrease in general and administrative expenses in the quarter especially salary and rent, partially offset by increase of penalty expense described above.

Comprehensive Loss

Comprehensive income for the three months ended September 30, 2015 was $190,747, as compared to comprehensive loss of $228,876 for the same period ended September 30, 2014. This increase resulted from increase in foreign currency translation adjustments of $410,434 in addition to the other reasons stated above.

Results of Operations for Nine Months Ended September 30, 2015 and 2014

Revenue

Net sales were nil for the nine months ended September 30, 2015 and 2014, respectively. The Company did not generate any sales revenue during the nine months ended September 30, 2015 and 2014 mainly due to severe market conditions.

General and Administration

General and administration expenses for nine months ended September 30, 2015 and 2014 were $220,510 and $254,888, respectively, representing a $34,378 or 13.5% decrease. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs. The decrease in general and administrative expenses was mainly due to decreased amount of salary and rent expenses incurred by the Company during current period as compared with same period of last year.

Research and Development

Research and development expense for the nine months ended September 30, 2015 reflected a slight decrease of $263 or less than 1% from $121,750 in the nine months ended September 30, 2014 to $121,487 for the same period of 2015 because of exchange rate effect.

Penalty Expense

The Company incurred liquidated damages resulting from the default of its 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $53,605 and $49,406 for the nine months ended September 30, 2015 and 2014, respectively. The increase of penalty expense was mainly due to the increase of accrued and unpaid interest on the 6% Notes.

Interest Expenses

Net interest expense was $17,614 in the nine months ended September 30, 2014 and $16,949 in the same period of 2015, representing a $665 or 3.8% decrease.

Net Loss

During the nine months ended September 30, 2015, net loss was $412,551, comparing with $443,658 for the same period of 2014, representing a decrease of $31,107 or 7%. The decrease is mainly because of decrease in general and administrative expenses especially salary and rent, partially offset by increase of penalty expense described above.

Comprehensive Loss

Comprehensive loss decreased by $204,259 or 60% from $338,244 for the nine months ended September 30, 2014, as compared to $133,985 for the comparable period of 2015. This decrease in comprehensive loss resulted from increase in foreign currency translation adjustments of $173,152, in addition to the decrease in net loss described above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on proceeds from sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the nine months ended September 30, 2015, the amount related parties advanced to the Company, net of repayment by the Company to related parties was $77,988. As of September 30, 2015, our current liabilities exceeded current assets by $9,138,676, reflecting a current ratio of 0.0018. Comparably, as of December 31, 2014, our current liabilities exceeded current assets by $8,944,097, denoting a current ratio of 0.0019.

As of September 30, 2015 and December 31, 2014, we had cash of $3,080 and $2,963, respectively. Changes in cash balances are outlined as follows:

During the nine months ended September 30, 2015, our operations utilized cash of $77,853 as compared with $113,497 in the same period of 2014. Cash was mainly used for working capital for public company operation.

During the nine months ended September 30, 2015 and 2014, we invested nil for investing activities.

During the nine months ended September 30, 2015, our financing activities incurred net cash inflow of $77,988, all of which were generated from advances or loans from related parties, net of repayment to related parties. During the same period ended September 30, 2014, we generated $115,826 from financing activities.

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

Commitments and Contingencies

See Note 7 to the Consolidated Financial Statements under Item 1 in Part I.

Subsequent Event

On November 5, 2015, we entered into a strategic cooperation agreement (the “Agreement”) with the Institute of Agricultural Resources and Regional Planning, Chinese Academy of Agricultural Sciences (IARRP; CAAS) located in Beijing, the Peoples Republic of China (the “Institute of Agricultural Resources and Regional Planning”), and the Institute of Agricultural Economics and Development (IAED; CAAS) located in Beijing, the Peoples Republic of China (the “Institute of Agricultural Economics and Development”), for the purpose of establishing a strategic cooperative partnership with the Institute of Agricultural Resources and Regional Planning and the Institute of Agricultural Economics and Development to build an Internet-based, safe agricultural produce international cooperation platform. The platform will help the Company to further develop the National Standards for not only bio-tech products, but also safe agricultural produce and a safe system for agriculture industry chain in China. In accordance with the terms of the Agreement, we will provide to an innovation team of the Institute of Resources and Planning 1,000,000 Yuan (approximately US $160,000) per year for platform R&D expenses. The term of the Agreement is for three years beginning November 20, 2015.

Off-Balance Sheet Arrangements

At September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on his evaluation, our Chief Executive and Interim Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our Chief Executive and Interim Chief Financial Officer, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of September 30, 2015. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2015.

The specific material weakness identified by the Company’s management as of September 30, 2015are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by September 30, 2015. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

ITEM 1A.	RISK FACTORS

Note: in addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 which could materially affect our business, financial condition, or future results. During the three months ended September 30, 2015, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On August 12, 2013, the Company entered into a Settlement Agreement and Release (the “Release”) with the Purchasers of the Company’s 6% Notes and 2% Notes. Pursuant to the terms of the Release, the Company paid the Purchasers $75,000 for a full release, including the forgiveness of past defaults of unpaid principal amounts, interest and penalties. As of September 30, 2015, principal amount of 6% Notes outstanding was $150,250; interest amount outstanding was $155,081; amount of standard liquidation damages was $386,205.

As of December 31, 2013, the 2% Notes have been fully settled.

Item 4.	Mine safety disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	Incorporated by Reference in Document	Exhibit No. in Incorporated Document
31.1/31/2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith.
32.1/32.2*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*	This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

November 13, 2015	By:	/s/ Jimmy Ji Zhou
Jimmy Ji Zhou, Chief Executive Officer and Interim Chief Financial Officer

