Form 10-K
period 2015-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2016-04-14
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ] Yes [X] No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Markets Group, Inc. Pink Limited Information Tier, as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $309,000.

The number of shares of registrant’s common stock outstanding as of April 10, 2016 was 5,141,226.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

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

1. Organizational History

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

2. Overview of Business

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

Our bacillus bacteria based fertilizers are protected by patents. In 2004, we acquired patent no. ZL 93101635.5 entitled “Highly Effective Composite Bacteria for Enhancing Yield and the Related Methodology for Manufacturing” from China Agricultural University (“CAU”) for the aggregate purchase of $480,411, consisting of $60,411 in cash and 5,000 shares of our common stock, valued at $84.00 per share (aggregate value of $420,000). Our photosynthetic bacteria based fertilizers are also protected by trade secret laws.

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

Kiwa-CAU Research and Development Center

In July 2006, we established a new research center with CAU through our subsidiary, Kiwa Shandong, which known as Kiwa-CAU Bio-Tech Research & Development Center (the “Kiwa-CAU R&D Center”). Pursuant to an agreement between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $160,000) each year to fund research at Kiwa-CAU R&D Center. Under the above agreement, the Kiwa-CAU R&D Center is responsible for fulfilling the overall research-and-development functions of Kiwa Shandong, including: (1) development of new technologies and new products (which will be shared by Kiwa and CAU); (2) subsequent perfection of existing product-related technologies; and (3) training quality-control personnel and technicians and technical support for marketing activities. The Company has spent $178,388 and $162,715 for its research and development activities during the years ended December 31, 2015 and 2014, respectively. The costs incurred by Company’s research and development activities are not borne directly by customers.

During fiscal 2014, Kiwa-CAU R&D Center had successfully isolated several strains of endophytic bacillus from plants. A number of strains had been observed to have the capability of boosting crop yield and dispelling chemical pesticide residual from soil. These strains could be used for developing not only new biological preparation but also environmental protection preparation.

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB 1 million (approximately $160,000) each year to fund research at the R&D Center. The term of this agreement is ten years starting from July 1, 2006. Prof. Qi Wang, who became one of our directors in July 2007, has acted as the Director of Kiwa-CAU R&D Center since July 2006.

Other

According to the Project Agreement with Zoucheng Municipal Government in 2002, we have committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2015, we had invested approximately $1.91 million for the project.

On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015. Prof. Yong Chang Wu, the authorized representative of IARRP, CAAS, is also one of the Company’s directors effective since November 20, 2015.

On November 30, 2015, we entered into an acquisition agreement (the “Agreement”) with the shareholders of Caber Holdings LTD, whose Chinese name is Hong Kong Baina Group Co., Ltd, located in Hong Kong (“Baina Hong Kong”), and Oriental Baina Co. Ltd. (hereinafter referred to as “Baina Beijing”), Baina Hong Kong’s wholly-owned subsidiary in Beijing, China. When this acquisition is completed, Kiwa will rename Baina Beijing to Kiwa Baiao Co. Ltd. Kiwa Baiao Co. Ltd will replace Kiwa’s current subsidiary in China - Kiwa Bio-Tech (Shandong) Co., Ltd (“Kiwa Shandong”) - to operate Kiwa’s bio-fertilizer market expansion and become Kiwa’s platform for future acquisitions of new agricultural-related projects in China. In accordance with the terms of the Agreement, Kiwa agreed to pay US$30,000 to the Baina Hong Kong Shareholders for the acquisition of 100% of the equity of Baina Hong Kong. As of December 31, 2015, the Company has paid RMB 220,000 (approximately $34,000) for the acquisition. The acquisition was completed on January 7, 2016. Both Baina Hong Kong and Baina Beijing had no activities before the acquisition date and had no assets and liabilities.

On December 17, 2015, we entered into a distribution agreement (the “Agreement”) with Kangtan Gerui (Beijing) Bio-Tech Co., Ltd. (“Gerui”) and formally awarded Gerui a right to sell and distribute the Company’s fertilizer products in 3 major agricultural regions of China-- Hainan Province, Hunan Province and Xinjiang Autonomous Region. The Company’s Research and Development department has been conducting application experiments in Hainan and Hunan Provinces since August 2015, in accordance with the market requirements. The experiment data indicates that the Company’s fertilizer products have fulfill the requirements of reduction of content of heavy metals in soil and improve crop yield. Gerui was founded in Beijing in April 2015 and relies on the sales network of China’s Supply and Marketing Cooperatives system. Currently, the Company and Gerui do not hold any interest in each other; however, a collaboration and integration may take place in the future. The term of the Agreement is for a period of three years commencing December 17, 2015.

ITEM 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

In June 2002, Kiwa Shandong entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, we have the option to pay a fee of approximately RMB 480,000 (approximately $78,155) per acre for the land use right at the expiration of the 10-year period. We may not transfer or pledge the temporary land use right. In the same agreement, we have also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2015, we had invested approximately $1.91 million in plant and equipment for the project. The Company is in negotiation with Zoucheng Municipal Government to renew the agreement. However, there is no assurance that the Company will successfully renew the agreement with Zoucheng Municipal Government. In the future, the Company may consider moving the primary location of Kiwa Shandong’s operation to other locations in China.

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

The Company leases its principal office from a related party at the rent of $1,000 per month. This lease expired in January 2015.

ITEM 3. Legal Proceedings

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

Part II

ITEM 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

The Company’s common stock has been quoted on the OTC Pink Sheets under the symbol “KWBT” since March 30, 2004.

The following table sets forth the high and low bid quotations per share of our common stock as reported on the OTC Pink Sheets for the periods indicated. The high and low bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All prices are adjusted to reflect the Company’s one for 200 reverse split which went effective January 28, 2016.

Fiscal Year 2015	High	Low
First Quarter	$1.47	$0.12
Second Quarter	$0.44	$0.02
Third Quarter	$0.32	$0.12
Fourth Quarter	$0.70	$0.12

Fiscal Year 2014	High	Low
First Quarter	$1.16	$0.22
Second Quarter	$0.70	$0.20
Third Quarter	$0.70	$0.22
Fourth Quarter	$0.34	$0.22

Holders

As of December 31, 2015, there were approximately 435 shareholders of record of our common shares.

Dividend Policy

We have not paid any dividends on our common shares since our inception and do not anticipate that dividends will be paid at any time in the immediate future.

Equity Compensation Plan Information

The information required by Item 5 regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this report.

Recent Sales of Unregistered Securities

Below is a list of securities sold by us from January 1, 2015 through April 10, 2016 which were not registered under the Securities Act

Name of Purchaser	Issue Date	Security	Shares	Consideration
YVONNE WANG	12/9/2015	Series A Pref.	250,000	$500,000 Debt Cancellation
FENG LI	12/9/2015	Series A Pref.	250,000	$500,000 Debt Cancellation
YVONNE WANG	3/24/2016	Common	240,000	Debenture Conversion
WEI LI	3/24/2016	Common	2,900,000	Debenture Conversion
MARK E. CRONE	3/25/2016	Common	1,000	Legal Fees

ITEM 6. Selected Financial Data

Not required.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K for the fiscal year ended December 31, 2015 contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 involve known and unknown risks, uncertainties and other factors (described in “Business-Risk Factors” under Item 1) that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We generated no revenue in fiscal years 2015 and 2014. We incurred a net loss of $677,358 and $707,556 during fiscal 2015 and 2014, respectively.

Due to our limited revenues, we have relied on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. Our financing activities generated $148,009 and $144,194 during fiscal 2015 and 2014, respectively. These funds are insufficient to execute our business plan as currently contemplated, which may result in the risks described in “Risk Factors” under Item 1 - Business.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2015, the Company’s current liabilities substantially exceeded its current assets by $9,330,130. The Company had no sales during the years ended December 31, 2015 and 2014, had an accumulated deficit of $20,324,812 and stockholders’ deficiency of $11,100,454. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB 8.28 to approximately US$1.00 = RMB 8.11. So far the trend of such appreciation continues. The exchange rate of U.S. Dollar against RMB on December 31, 2015 was US$1.00 = RMB 6.4857.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying audited balance sheets as of December 31, 2015 and 2014, and the audited statements of comprehensive loss, equity movement and cash flows for the fiscal years ended December 31, 2015 and 2014, and the related notes thereto, for further discussion of our accounting policies.

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

Major Customers and Suppliers.

Bio-fertilizer products

During 2015 and 2014, our principal business did not generate any sales revenue, thus we had no customers.

During 2015 and 2014, we did not purchase any raw materials; hence we had no suppliers for 2015 and 2014.

Results of Operations

Net Sales

Net sales were $nil for the years ended December 31, 2015 and 2014, respectively.

Cost of Sales

Cost of sales was $nil for the years ended December 31, 2015 and 2014, respectively.

Gross Profit/Loss

Gross profit for fiscal 2015 and 2014 was $nil, the Company had not been able to recognize any sales revenue during 2015 and 2014.

General and Administrative

General and administrative expenses were $313,589 and $364,843 for the years ended December 31, 2015 and 2014, respectively, a decrease of $51,254 or 14%. General and administrative expenses include professional fees, officers’ compensation, depreciation and amortization, salaries, travel and entertainment, rent, office expense and telephone expense etc. The decrease mainly resulted from the reduction of our operating activities, which led to a decrease in rent, salaries, travel expenses and office expenses.

Research and Development

Research and development expenses increased significantly by $16,273 or 10% to $178,988 for the year ended December 31, 2015, compared to $162,715 for the prior comparable period. Research and development expense mainly consists of the expenses of maintaining Kiwa-CAU R&D Center, which began operation in July 2006 (see “Business-Intellectual Property and Product Lines- Kiwa-CAU R&D Center” under Item 1 in Part I). On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. During the year ended December 31, 2015, the Company accrued $18,425 for research and development expenses related to this agreement.

Penalty Expense

We charged $72,152 and $66,602 of liquidated damages in connection with the 6% Notes and 2% Notes to penalty expenses during the years ended December 31, 2015 and 2014, respectively. The increase of penalty expense was mainly due to accrued and unpaid interest on the 6% Notes.

Interest Expenses

Net interest expense was $112,629 and $113,396 in the fiscal years of 2015 and 2014, respectively, representing a decrease of $767 or 0.7%.

Net Loss

During the fiscal year 2015, net loss was $677,358, comparing with $707,556 for the same period of 2014, representing a decrease of $30,198 or 4.3%. The decrease is mainly because of decrease in general and administrative expenses especially salary and rent, partially offset by increase of research and development expense and penalty expense described above.

Comprehensive Loss

Comprehensive loss decreased by $337,004 or 57.1% from $590,297 for fiscal 2014, as compared to $253,293 for the comparable year of 2015. This decrease in comprehensive loss resulted from increase in foreign currency translation adjustments of $306,806, in addition to the decrease in net loss described above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During fiscal 2015 and 2014, we raised $148,009 and $144,194 in total from related parties. To some extent, these advances improved our short-term liquidity. However, as of December 31, 2015, our current liabilities substantially exceeded current assets by $9,330,130, reflecting a current ratio of 0.0051, whereas current liabilities exceeded current assets by $9,983,397, reflecting a current ratio of 0.0017 as of December 31, 2014. During the years ended December 31, 2015 and 2014, we did not issue any shares resulting from the conversion of principal of the 6% Notes and 2% Notes into our common stock.

As of December 31, 2015 and 2014, we had cash of $721 and $2,963, respectively. The change is outlined as follows:

During the fiscal year of 2015, net cash used in our operating activities was $150,208, compared to $143,255 for the comparable period of 2014. Such cash was mainly used for maintaining operations of a public company and working capital for our bio-fertilizer business.

During the fiscal years of 2015 and 2014, we did not invest in acquiring property, plant and equipment.

During the year ended December 31, 2015, we generated cash inflow of $148,009 from financing activities. During the year ended December 31, 2014, we generated cash inflow of $144,194 from financing activities.

As of December 31, 2015, we had an accumulated deficit of $20,324,812, which was made up in part of a net loss of $677,358 during 2015 and net loss of $707,556 during 2014.

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

Given the facts that:

(1)	Low share price. The price of the Company’s common stock ranged from $0.02 to $1.47 per share during fiscal 2015;

(2)	Continued losses. As of December 31, 2015, we had an accumulated deficit of $20,324,812, which was made up in part of a net loss of $677,358 during 2015 and net loss of $707,556 during 2014;

(3)	Outstanding 6% Notes. As of December 31, 2015, the amount of outstanding 6% Notes was $150,250. The 6% Notes have been in default since June 2009.

(4)	Outstanding note payable of $360,000 as of December 31, 2015. This note has been in default since July 2007.

To the extent that we are unable to successfully raise capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Contractual Obligations

(1)	Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB 1 million (approximately $160,000) each year to fund research at the R&D Center. The term of this agreement is ten years starting from July 1, 2006. Prof. Qi Wang, who became one of our directors in July 2007, has acted as the Director of Kiwa-CAU R&D Center since July 2006.

(2)	Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, we have committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2015, we had invested approximately $1.91 million for the project.

(3)	Strategic cooperation with two institutes in China

On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015. Prof. Yong Chang Wu, the authorized representative of IARRP, CAAS, is also one of the Company’s directors effective since November 20, 2015.

(4)	Acquisition of Caber Holdings LTD in China

On November 30, 2015, we entered into an acquisition agreement (the “Agreement”) with the shareholders of Caber Holdings LTD, whose Chinese name is Hong Kong Baina Group Co., Ltd, located in Hong Kong (“Baina Hong Kong”), and Oriental Baina Co. Ltd. (hereinafter referred to as “Baina Beijing”), Baina Hong Kong’s wholly-owned subsidiary in Beijing, China. When this acquisition is completed, Kiwa will rename Baina Beijing to Kiwa Baiao Co. Ltd. Kiwa Baiao Co. Ltd will replace Kiwa’s current subsidiary in China - Kiwa Bio-Tech (Shandong) Co., Ltd (“Kiwa Shandong”) - to operate Kiwa’s bio-fertilizer market expansion and become Kiwa’s platform for future acquisitions of new agricultural-related projects in China. In accordance with the terms of the Agreement, Kiwa agreed to pay US$30,000 to the Baina Hong Kong Shareholders for the acquisition of 100% of the equity of Baina Hong Kong. As of December 31, 2015, the Company has paid RMB 220,000 (approximately $34,000) for the acquisition. The acquisition was completed on January 7, 2016. Both Baina Hong Kong and Baina Beijing had no activities before the acquisition date and had no assets and liabilities.

(5)	Distribution agreement with Kangtan Gerui Bio-Tech in China

On December 17, 2015, Kiwa Bio-Tech Products Group Corporation (the “Company”) entered into a distribution agreement (the “Agreement”) with Kangtan Gerui (Beijing) Bio-Tech Co., Ltd. (“Gerui”) and formally awarded Gerui a right to sell and distribute the Company’s fertilizer products in 3 major agricultural regions of China’s Hainan Province, Hunan Province and Xinjiang Autonomous Region. The Company’s Research and Development department has been conducting application experiments in Hainan and Hunan Provinces since August 2015, in accordance with the market requirements. The experiment data indicates that the Company’s fertilizer products have fulfill the requirements of reduction of content of heavy metals in soil and improve crop yield. Gerui was founded in Beijing in April 2015 and relies on the sales network of China’s Supply and Marketing Cooperatives system. Currently, the Company and Gerui do not hold any interest in each other; however, a collaboration and integration may take place in the future. The term of the Agreement is for a period of three years commencing December 17, 2015.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise had we engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 8, Part II.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of December 31, 2015 and 2014 begins on page F-1 of this annual report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2015, our disclosure controls and procedures were ineffective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2015. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was ineffective as of December 31, 2015.

The specific material weakness identified by the Company’s management as of December 31, 2015 is described as follows:

●	The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America commensurate with the Company’s financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant. The Company’s management determined that the number and nature of these significant deficiencies, when aggregated, constituted a material weakness.

●	The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2015. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework.

●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years. The directors listed below will serve until the Company’s next annual meeting of the stockholders:

Name	Age	Position	Director Since

Yvonne Wang	37	Chief Operating Officer and Director	2015
Jimmy Ji Zhou	48	Chief Executive Officer, Chief Financial Officer and Director	2015
Feng Li	27	Secretary and Director	2015
Qi Wang	48	Vice President of Technology, Director	2007
Yong Chang Wu	45	Director	2015

Yvonne Wang was our Secretary from September 2005 until November 20, 2015 and became our Chief Operating Officer and a Director in 2015. Prior to that, she served as an executive assistant and a manager of the Company’s U.S. office between April 2003 and September 2005. She obtained her B.S. degree of Business Administration in July 2001 from University of Phoenix. She is also a California Realtor, and a certified Notary Public.

Jimmy Ji Zhou became our Chief Executive Officer on July 1, 2015. Mr. Zhou was employed by AXA Advisors LLC (“AXA”) in California as a financial advisor from 2000 to 2007. He became a Certified Estate Planner (CEP) and a Registered Financial Consultant (RFC) with AXA in 2005. From 2007 to 2008, Mr. Zhou was involved in investment banking projects between China and the United States and since 2008, Mr. Zhou has worked as an independent business consultant and as an offshore financial advisor to clients in China. Mr. Zhou graduated from Shanghai International Studies University in China in 1990.

Feng Li became our Secretary and a Director in 2015. From 2011- 2012, Ms. Li has served as an assistant project manager for SCHSAsia, a boutique business consulting firm specializing in events and project management for overseas company wishing to expand into the Asia Pacific arena. From 2012 until 2014, Ms. Li served as a campaigner for WildAid China Office, a non-profit organization with focus on raising public awareness on wildlife and climate change related issues. Mr. Hu graduated with a bachelor degree in commerce and economics from the University of Toronto in 2011.

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

Yong Chang Wu became a director of the Company in 2015. He has served in positions for the Doctor of Agriculture, Ministry of Science and rural information, the National Agricultural Science and Technology Park and the National Sustainable Development Experimental Zone, Hainan Technology 110 senior government adviser, Chinese Society for Sustainable Development of sustainable agriculture Professional Committee of the Secretary-General and China Agricultural Research Association. Mr. Wu has undertaken positions in sustainable agriculture and rural development (Sustainable Agriculture and Rural Development, SARD), food security and food safety, farming systems and other expert systems design and development work, research focuses on urban and rural planning and rural information technology projects. Mr. Wu has presided over 16 items of major national scientific and technological cooperation, research, support, “Spark Program” topics, won 4 of the provincial awards and provided design for over 20 of the modern agricultural park and regional development planning.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and certain other shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely upon a review of the copies of such reports, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and certain other shareholders were complied with during the fiscal year ended December 31, 2015.

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

Director Nominees Recommended by Stockholders

We have not implemented any changes to the procedures by which stockholders may recommend nominees to our board of directors since we last disclosed those procedures in our most recent proxy statement filed with the SEC on October 15, 2015.

Board Composition; Audit Committee and Financial Expert

Our Board of Directors is currently composed of five members: Yvonne Wang, Jimmy Ji Zhou, Feng Li, Qi Wang and Yong Chang Wu. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Yong Chang Wu is our only “independent” director as set forth in Rule 4200(a)(15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard under which we have chosen to report.

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

The Board does not have a “financial expert” as defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act.

Board meetings and committees; annual meeting attendance.

During fiscal year 2015, the Board of Directors did not have meeting. All members of the Board of Directors are required to attend the annual meetings of securities holders.

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

The Company had no officers or directors whose total compensation during either 2015 or 2014 exceeded $100,000.

Currently, the main forms of compensation provided to each of our executive officers are: (1) annual salary; (2) non-equity Incentive Plan; and (3) the granting of incentive stock options subject to approval by our Board of Directors.

Summary Compensation Table

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jimmy Ji Zhou,	2015		Nil	Nil	Nil	Nil	Nil	Nil
CEO, CFO	2014		Nil	Nil	Nil	Nil	Nil	Nil

Yvonne Wang,	2015		Nil	Nil	Nil	Nil	Nil	Nil
COO	2014		Nil	Nil	Nil	Nil	Nil	Nil

Feng Li,	2015		Nil	Nil	Nil	Nil	Nil	Nil
Secretary	2014		Nil	Nil	Nil	Nil	Nil	Nil

Qi Wang, Vice President--	2015		Nil	Nil	Nil	Nil	Nil	Nil
Technology	2014		Nil	Nil	Nil	Nil	Nil	Nil

Employment Contracts and Termination of Employment and Change of Control Arrangements

There are no compensatory plans or arrangements with respect to a named executive officer that would result in payments or installments in excess of $100,000 upon the resignation, retirement or other termination of such executive officer’s employment with us or from a change-in-control.

Stock Incentive Plan and Option Grants

2004 Stock Incentive Plan

On May 10, 2004, our Board of Directors approved equity incentive awards to our certain directors, officers and employees and/or consultants and adopted, subject to stockholder approval, our 2004 Stock Incentive Plan (the “Plan”). Our stockholders approved the Plan on June 3, 2004, and an amendment to the Plan on September 12, 2006. There are 15,240 shares (on a post-split basis) reserved for issuance of options and other stock awards under the Plan. The number of shares that may be granted to any participant in a fiscal year is 500,000. Options issued under the Plan will expire not more than ten years from the date of grant.

The Plan is a key aspect of our compensation program, designed to attract, retain, and motivate the highly qualified individuals required for our long-term success.

Stock Option Grants

On December 12, 2006, our Board of Directors granted 10,000 options (on a post-reverse split basis) under the Plan, of which 4,119 (on a post-reverse split basis) shares were granted to the current executive officers and directors. The exercise price was $0.175, equal to the closing price of our common stock on December 12, 2006. Pursuant to the approval of Board of Directors, after each of the first and second anniversaries of the grant date, 33% percent of the options will become exercisable. After the third anniversary of the grant date, 34% of the options will become exercisable.

No options were granted under the Plan during 2015.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth the status of all outstanding equity awards of the Company as of December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wei Li (1)	914	Nil	914	0.175	12/04/16	Nil	Nil	Nil	Nil
Yvonne Wang (1)	626	Nil	626	0.175	12/04/16	Nil	Nil	Nil	Nil

(1)	See information contained in subheading entitled “Stock Option Grant” under heading “2004 Stock Incentive Plan.” The number of shares are adjusted to reflect post-split shares.

Option Exercises and Stock Vested

 No stock options were exercised by any officers or directors during 2015 and 2014. We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2015 and 2014.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Wei Li	Nil	Nil	Nil	Nil
Steven Ning Ma	Nil	Nil	Nil	Nil
Jimmy Ji Zhou	Nil	Nil	Nil	Nil
Yvonne Wang	Nil	Nil	Nil	Nil
Feng Li	Nil	Nil	Nil	Nil
Qi Wang	Nil	Nil	Nil	Nil
Yong Chang Wu	Nil	Nil	Nil	Nil

Director Compensation for 2015

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors, and did not compensate our directors in 2015 for services performed as directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 10, 2016 certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 5,141,226 shares of our common stock and 500,000 shares of our Series A Preferred Stock outstanding as of April 10, 2016. None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Title of class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Owner (1)	Percentage of class
Common Stock	Jimmy Ji Zhou	-	-
Common Stock	Yvonne Wang	240,000	4.67%
Common Stock	Feng Li (2) (3)	2,965,324	57.68%
Common Stock	Qi Wang	-	-
Common Stock	Yong Chang Wu	-	-

Ser. A Pref. Stock	Yvonne Wang	250,000	50.00%
Ser. A Pref. Stock	Feng Li	250,000	50.00%

Common Stock	All officers and directors as a group	3,205,324	62.35%

Ser. A Pref. Stock	All officers and directors as a group	500,000	100.00%

Common Stock	Wei Li (4) (5)	2,965,324	57.68%

(1)	In determining beneficial ownership of our Common Stock and Series A Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Includes 61,784 shares of common stock held by All Star Technology, Inc., a British Virgin Islands international business company. Feng Li’s father, Wei Li, exercises voting and investment control over the shares held by All Star Technology, Inc. Wei Li is a principal stockholder of All Star Technology, Inc. and may be deemed to beneficially own such shares, but disclaims beneficial ownership in such shares held by All Star Technology, Inc. except to the extent of his pecuniary interest therein. Mr. Li has pledged all of his common stock of the Company as collateral security for the Company’s obligations under certain 6% Convertible Notes owed by the Company.

(3)	Includes 2,900,000 shares of common stock owned by Feng Li’s father, Wei Li, which were issued in April 2016 on the conversion of certain convertible debentures.

(4)	Includes 61,784 shares of common stock held by All Star Technology, Inc., a British Virgin Islands international business company. Wei Li, exercises voting and investment control over the shares held by All Star Technology, Inc. Wei Li is a principal stockholder of All Star Technology, Inc. and may be deemed to beneficially own such shares, but disclaims beneficial ownership in such shares held by All Star Technology, Inc. except to the extent of his pecuniary interest therein. Mr. Li has pledged all of his common stock of the Company as collateral security for the Company’s obligations under certain 6% Convertible Notes owed by the Company.

(5)	Includes 2,900,000 shares of common stock which were issued in April 2016 on the conversion of certain convertible debentures.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2015 about our equity compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	6,163	$35	3,837
Equity compensation plans not approved by security holders (1)	-	-
Total	6,163	35	3,837

(1) The number of shares are adjusted to reflect post-split shares.

Change in Control

None.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

For description of transactions with related parties, see Note 6 to Consolidated Financial Statements under Item 8 in Part II.

Under the independence standard set forth in Rule 4200(a) (15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under, one of the members of the Board of Directors (Yong Chang Wu) is independent.

The relationships between our directors and the Company are as follows:

Prof. Qi Wang is the Director of Kiwa-CAU R&D center and also Vice President of the Company.

ITEM 14. Principal Accountant Fees and Services

Fees Paid to Independent Public Accountants for 2015 and 2014.

Audit Fees

All of the services described below were approved by our board of directors prior to performance of such services. The board of directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditor’s independence.

The aggregate audit fees for 2015 and 2014 paid and payable to Paritz & Company, P.A. were approximately $30,500 and $29,000, respectively. The amounts include: (1) fees for professional services rendered by Paritz & Company, P.A. in connection with the audit of our consolidated financial statements; (2) reviews of our quarterly reports on the Form 10-Q.

Audit-Related Fees

Audit-related fees for 2015 and 2014 were $nil.

Tax Fees

Tax service fees billed by Paritz & Co., P.A. as tax consultant for 2015 and 2015 were $2,750 and $2,750, respectively.

All Other Fees

None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2015. All of the services provided and fees charged by our independent registered accounting firms in 2015 were approved by the board of directors.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Kiwa Bio-Tech Products Group Corporation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2016

KIWA BIO-TECH PRODUCTS GROUP CORPORATION.

By:	/s/ Jimmy Ji Zhou
Jimmy Ji Zhou Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jimmy Ji Zhou
Jimmy Ji Zhou Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jimmy Ji Zhou	Chief Executive Officer and Director	April 14, 2016
Jimmy Ji Zhou	(Principal Executive Officer)

/s/ Jimmy Ji Zhou	Chief Financial Officer	April 14, 2016
Jimmy Ji Zhou	(Principal Financial and Accounting Officer)

/s/ Yvonne Wang	Chief Operating Officer and Director	April 14, 2016
Yvonne Wang

/s/ Feng Li	Secretary and Director	April 14, 2016
Feng Li

/s/ Qi Wang	Vice President of Technology and Director	April 14, 2016
Qi Wang

/s/ Yong Chang Wu	Director	April 14, 2016
Yong Chang Wu

Kiwa Bio-Tech Products Group Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and the Stockholders of

Kiwa Bio-Tech Products Group Corporation

We have audited the accompanying consolidated balance sheets of Kiwa Bio-Tech Products Group Corporations as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kiwa Bio-Tech Products Group Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements as of and for the year ended December 31, 2014 have been restated to correct a misstatement as discussed in Note 15.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s current liabilities substantially exceeded its current assets by $9,330,130 at December 31, 2015. The Company had no sales during the years ended December 31, 2015 and 2014, had an accumulated deficit of $20,324,812 and stockholders’ deficiency of $11,100,454 as of December 31, 2015. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

April 14, 2016

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$721	$2,963
Deposits and other receivables	47,453	14,280
Total current assets	48,174	17,243
Property, plant and equipment - net	2,807	7,372
Total assets	$50,981	$24,615

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$300,247	$316,842
Advances from customers	13,800	14,562
Construction costs payable	273,722	288,851
Due to related parties - trade	1,143,978	1,025,057
Due to related parties - non-trade	3,166,198	4,190,315
Convertible notes payable	150,250	150,250
Notes payable	360,000	360,000
Salary payable	1,632,881	1,538,266
Taxes payable	478,209	440,885
Penalty payable	404,752	332,600
Interest payable	930,062	817,524
Other payables and accrued expenses	524,205	525,488
Total current liabilities	9,378,304	10,000,640

Unsecured loans payable	1,773,131	1,871,136
Total long-term liabilities	1,773,131	1,871,136
Total liabilities	11,151,435	11,871,776

Stockholders’ deficiency
Common stock - $0.001 par value. Authorized 100,000,000 shares. Issued and outstanding 2,000,000 shares at December 31, 2015 and 2014	2,000	2,000
Preferred stock - $0.001 par value. Authorized 20,000,000 shares. Issued and outstanding 500,000 and 0 shares at December 31, 2015 and 2014, respectively	500	-
Additional paid-in capital	9,490,837	8,491,337
Accumulated deficit	(20,324,812)	(19,647,454)
Accumulated other comprehensive loss	(268,979)	(693,044)
Total stockholders’ deficiency	(11,100,454)	(11,847,161)
Total liabilities and stockholders’ deficiency	$50,981	$24,615

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2015	2014
		(Restated)
Revenue	$-	$-

Operating expenses
General and administrative	313,589	364,843
Research and development	178,988	162,715
Total operating expenses	492,577	527,558
Operating loss	(492,577)	(527,558)

Other expense
Penalty expense	72,152	66,602
Interest expense	112,629	113,396
Total other expense	184,781	179,998
Net loss before income tax	(677,358)	(707,556)
Income tax	-	-
Net loss	(677,358)	(707,556)

Other comprehensive income
Foreign currency translation adjustment	424,065	117,259
Total comprehensive loss	$(253,293)	$(590,297)

Net loss per common share - basic and diluted	$(0.34)	$(0.35)
Weighted average number of common shares outstanding - basic and diluted	2,000,000	2,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficiency
Balance, December 31, 2013 (Restated)	2,000,000	$2,000	-	$-	$8,491,337	$(18,939,898)	$(810,303)	$(11,256,864)
Net loss (Restated)	-	-	-	-	-	(707,556)	-	(707,556)
Foreign currency translation adjustment	-	-	-	-	-	-	117,259	117,259
Balance, December 31, 2014 (Restated)	2,000,000	2,000	-	-	8,491,337	(19,647,454)	(693,044)	(11,847,161)
Issuance of 500,000 shares of preferred stock as debt cancellation on December 14, 2015	-	-	500,000	500	999,500	-	-	1,000,000
Net loss	-	-	-	-	-	(677,358)	-	(677,358)
Foreign currency translation adjustment	-	-	-	-	-	-	424,065	424,065
Balance, December 31, 2015	2,000,000	$2,000	500,000	$500	$9,490,837	$(20,324,812)	$(268,979)	$(11,100,454)

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
		(Restated)
Cash flows from operating activities:
Net loss	$(677,358)	$(707,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,352	4,401
Provision for penalty payable	72,152	66,602
Accrued interest on convertible notes and note payable	112,538	112,538
Changes in operating assets and liabilities:
Deposit and other receivables	(33,921)	(8)
Salary payable	125,924	202,790
Taxes payable	62,915	63,759
Due to related parties - trade	178,988	162,715
Other payables and accrued expenses	4,202	(48,496)
Net cash used in operating activities	(150,208)	(143,255)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	148,009	144,194
Net cash provided by financing activities	148,009	144,194
Effect of exchange rate change	(43)	(15)

Cash and cash equivalents:
Net increase (decrease)	(2,242)	924
Balance at beginning of year	2,963	2,039
Balance at end of year	$721	$2,963

Non-cash financing activities:
Issuance of 500,000 shares of preferred stock as debt cancellation	$1,000,000	$-

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

The Company established a subsidiary in China, Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) in 2002. The following chart summarizes the Company’s organizational and ownership structure.

Business – The Company’s business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China. The Company has acquired technologies to produce and market bio-fertilizer.

2. Summary of Significant Accounting Policies

Principle of Consolidation - These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Kiwa BVI and Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”). All significant inter-company balances or transactions are eliminated on consolidation.

Reverse Split - On January 14, 2016, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the State of Delaware with reference to a 1-for-200 reverse stock split with respect to its Common Stock with effective date of January 28, 2016.  In connection with the reverse split, the Company’s authorized capital was amended to be 120,000,000 shares, comprising 100,000,000 shares of Common Stock par value $0.001 and 20,000,000 shares of Preferred Stock par value $0.001.  All relevant information relating to numbers of shares, options and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates include the valuation of securities issued, deferred tax assets and related valuation allowance.

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

Shipping and Handling Costs - Substantially all costs of shipping and handling of products to customers are included in selling. Shipping and handling costs for the years ended December 31, 2015 and 2014 were both $nil.

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

Foreign Currency Translation and Other Comprehensive Income - The Company uses United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. However, the Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted. In general, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of comprehensive loss and the statement of cash flow are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

Other comprehensive income for the years ended December 31, 2015 and 2014 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive loss.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of December 31,
	2015	2014
Balance sheet items, except for equity accounts	6.4857	6.1460

	Years ended December 31,
	2015	2014
Items in the statements of comprehensive loss	6.2281	6.1457

Advertising Costs - The Company charges all advertising costs to expense as incurred. The total amounts of advertising costs charged to selling, general and administrative expense were $nil for the years ended December 31, 2015 and 2014, respectively.

Research and Development Costs - Research and development costs are charged to expense as incurred. During the years ended December 31, 2015 and 2014, research and development costs were $178,988 and $162,715, respectively.

Net Loss Per Common Share - Basic loss per common share is calculated by dividing net loss attributable to Kiwa stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share includes dilutive effect of dilutive securities (stock options, warrants, convertible debt, stock subscription and other stock commitments issuable). These potentially dilutive securities were not included in the calculation of loss per share for the periods presented because the Company incurred a loss during such periods and thus the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share is the same for all periods presented. As of December 31, 2015 and 2014, potentially dilutive securities aggregated 126,440,833 (632,204 post-reverse split shares) and 387,082,626 (1,935,413 post-reverse split shares) shares of common stock, respectively.

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

The carrying values of cash and cash equivalents, receivables and payables, and short-term debts approximate their fair values due to their short maturities.

Recent accounting pronouncements adopted

In November 2015, FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not expect these changes to have a material impact on the Company’s consolidated financial statements.

In January 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect these changes to have a material impact on the Company’s consolidated financial statements.

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

As of December 31, 2015, the Company’s current liabilities substantially exceeded its current assets by $9,330,130. The Company had no sales during the years ended December 31, 2015 and 2014, had an accumulated deficit of $20,324,812 and stockholders’ deficiency of $11,100,454. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. The Company also plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands.

4. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	December 31, 2015	December 31, 2014
Property, Plant and Equipment
Buildings	$1,308,785	$1,381,123
Machinery and equipment	595,623	628,544
Automobiles	85,769	90,510
Office equipment	104,843	110,638
Computer software	22,304	23,537
Property, plant and equipment - total	$2,117,324	$2,234,352
Less: accumulated depreciation	(762,791)	(800,542)
Less: impairment on long-lived assets	(1,351,726)	(1,426,438)
Property, plant and equipment - net	$2,807	$7,372

The building is on a piece of land the use right of which was granted to Kiwa Bio-Tech Products (Shandong) Co., Ltd. by local government free for 10 years and then for another 20 years on a fee calculated according to Kiwa Shandong’s net profit. Since Kiwa Shandong did not generate any net profit, no fee is payable.

Depreciation expense was $4,352 and $4,401 for the years ended December 31, 2015 and 2014, respectively.

Impairment on long-lived assets was $nil for the years ended December 31, 2015 and 2014, respectively.

All of our property, plant and equipment have been held as collateral to secure the 6% Notes (see Note 8).

5. Construction Costs Payable

Construction costs payable represents remaining amounts to be paid for the first phase of construction of bio-fertilizer facility in Shandong. The balance of construction costs payable as of December 31, 2015 and 2014 was $273,722 and $288,851, respectively.

6. Related Party Transactions

Amounts due to related parties consisted of the following as of December 31, 2015 and 2014:

Item	Nature	Notes	December 31, 2015	December 31, 2014

Mr. Wei Li (“Mr. Li”)	Non-trade	(1)	$2,879,307	$3,553,939
Kangtai Xinnong Agriculture Tech (Beijing) Co., Ltd. (“Kangtai”)	Non-trade	(2)	(12,173)	(13,624)
Ms. Yvonne Wang (“Ms. Wang”)	Non-trade	(3)	299,064	650,000
Subtotal			3,166,198	4,190,315

Kiwa-CAU R&D Center	Trade	(4)	1,125,553	1,025,057
CAAS IARRP and IAED Institutes	Trade	(5)	18,425	-
Subtotal			1,143,978	1,025,057
Total			$4,310,176	$5,215,372

(1) Mr. Li

Mr. Li was the Chairman of the Board until November 20, 2015 and was the Chief Executive Officer of the Company until July 1, 2015.

Advances and Loans

As of December 31, 2014, the balance due to Mr. Li for advances made was $3,553,939. On December 14, 2015, Mr. Li assigned $500,000 of obligation owed by the Company to his daughter, Feng Li. On the same day, Feng Li subscribed for the purchase of 250,000 shares of preferred stock for the aggregate amount of $500,000, and agreed to the concurrent cancellation of debt owed by the Company. As of December 31, 2015, the balance due to Mr. Li was $2,879,307. Mr. Li has agreed that the Company may repay the balance when its cash flow circumstance allows.

On March 24, 2016, the Company issued 2,900,000 shares of common stock to Mr. Li to repay the loan.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company all of his common stock of the Company as collateral for the Company’s obligations under the 6% Notes (see Note 8).

(2) Kangtai

Kangtai, formerly named China Star Investment Management Co., Ltd., Kangtai International Logistics (Beijing) Co., Ltd., is a private company, 64% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2014, the amount due from Kangtai was $13,624. The balance due from Kangtai on December 31, 2015 was $12,173.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company until November 20, 2015. Effective as of November 20, 2015, the Company appointed Ms. Wang as the Chairman of the Board. Effective as of December 15, 2015, the Company appointed Ms. Wang as the Company’s Chief Operating Officer.

On December 31, 2014, the amount due to Ms. Wang was $650,000. During the fiscal 2015, Ms. Wang paid various expenses on behalf of the Company. On December 14, 2015, Ms. Wang subscribed for the purchase of 250,000 shares of preferred stock for the aggregate amount of $500,000, and agrees to the concurrent cancellation of debt owed by the Company. As of December 31, 2015, the amount due to Ms. Wang was $299,064. Ms. Wang has agreed that the Company may repay the balance when its cash flow circumstance allows.

On March 24, 2016, the Company issued 240,000 shares of common stock to Ms Wang to pay off the loan balance of $240,000.

(4) Kiwa-CAU R&D Center

In November 2006, Kiwa and China Agricultural University (the “CAU”) agreed to jointly establish a new research and development center, named Kiwa-CAU R&D Center. The term of the agreement was ten years commencing July 1, 2006.

●	Pursuant to the agreement, Kiwa agree to invest RMB 1 million (approximately $160,000) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, a director of the Company, is also the director of Kiwa-CAU R&D Center.

(5) CAAS IARRP and IAED Institutes

On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). The term of the Agreement was three years commencing November 20, 2015.

●	Pursuant to the agreement, Kiwa agree to invest RMB 1 million (approximately $160,000) each year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. Prof. Yong Chang Wu, the authorized representative of IARRP, CAAS, is also one of the Company’s directors effective since November 20, 2015.

During the years ended December 31, 2015 and 2014, $178,988 and $162,715 was charged to research and development expenses under the agreements with Kiwa-CAU R&D Center and two institutes of CAAS. The Company paid nil to Kiwa-CAU R&D Center and nil to CAAS institutes in the year 2015 and 2014.

7. Unsecured Loans Payable

Unsecured loans payable consisted of the following:

Item	December 31, 2015	December 31, 2014
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,387,668	$1,464,367
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	385,463	406,769
Total	$1,773,131	$1,871,136

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

According to the Company’s project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of RMB 480,000 ($77,100) per acre for the land use right after the 10-year period until May 2012. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2015, the Company invested approximately $2 million for the property, plant and equipment of the project and these assets were impaired as of December 31, 2015.

8. Convertible Notes Payable

Convertible notes payable consists of 6% secured convertible notes issued to FirsTrust Group Inc. on June 29, 2006. The notes beard interest at 6% and were due on June 29, 2009. Once the note is pass due, the interest rate increased to 15% per annum. The Company accrued $22,538 and $22,538 interest expense on convertible notes for the years ended December 31, 2015 and 2014, respectively.

The conversion price of the 6% Notes is based on a 40% discount to the average of the trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period. The conversion price is also adjusted for certain subsequent issuances of equity securities of the Company at prices below the conversion price then in effect. The 6% Notes contain a volume limitation that prohibits the holder from further converting the 6% Notes if doing so would cause the holder and its affiliates to hold more than 4.99% of the Company’s outstanding common stock. In addition, the holder of the 6% Notes agrees that they may not convert more than their pro-rata share (based on original principal amount) of the greater of $120,000 principal amount of the 6% Notes per calendar month or the average daily dollar volume calculated during the 10 business days prior to a conversion, per conversion. This conversion limit has since been eliminated pursuant to an agreement by the Company and the Purchasers.

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes . Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, the Company has accrued the penalty of $72,152 and $66,602 for the years ended December 31, 2015 and 2014, respectively.

The 6% Notes require the Company to procure the Purchaser’s consent prior to taking certain actions including the payment of dividends, repurchasing stock, incurring debt, guaranteeing obligations, merging or restructuring the Company, or selling significant assets.

The Company’s obligations under the 6% Notes are secured by a first priority security interest in the Company’s intellectual property pursuant to an Intellectual Property Security Agreement with the Purchasers, and by a first priority security interest in all of the Company’s other assets pursuant to a Security Agreement with the Purchasers. In addition, Mr. Li, the Company’s Chief Executive Officer until July 1, 2015, has pledged all of his common stock of the Company as collateral for the Company’s obligations under the 6% Notes. The intellectual property pledged had a cost of $592,901 which carrying value of $179,897 was fully impaired during the year ended December 31, 2009.

9. Note payable

On May 29, 2007, the Company issued a $360,000 promissory note to an unrelated individual. This note bears interest at 18% per annum and due on July 27, 2007.  This note is currently in default and bears interest of 25% per annum (the “Default rate”) until paid in full.  This note is secured by a pledge of 6,178,336 (post-reverse split 30,892) shares of the Company’s common stock owned by Investlink (China) Limited, a British Virgin Island corporation.  The Company accrued $90,000 and $90,000 interest expense on note payable for the years ended December 31, 2015 and 2014, respectively.

10. Stockholders’ deficiency

On December 14, 2015, the Company issued 500,000 shares of preferred stock for the aggregate amount of $1,000,000 as debt cancellation owed to two related party individuals (see Note 6).

11. Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares (10,000 post-reverse split shares) of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at December 31, 2015 and 2014 and the movements during the years then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2013	6,163	$35	$-	3
Exercised	-	-		-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at December 31, 2014	6,163	$35	$-	2
Exercised	-	-		-
Expired	-	-		-
Forfeited	-	-		-
Outstanding at December 31, 2015	6,163	$35	$-	1
Exercisable at December 31, 2015	6,163	$35	$-	1

(1)	The market value of the Company’s common stock at December 31, 2015 was $0.56 per share. The outstanding options had no intrinsic value at December 31, 2015. All underlying shares are adjusted to post-reverse split shares.

The Company has adopted ASC Topic 718 effective as of January 1, 2006. The fair value of the options granted at the grant date was determined to be $320,154 (approximately $0.16 per share), calculated pursuant to the Black-Scholes option pricing model. The calculated fair value is recognized as expense over the applicable vesting periods, using the straight-line attribution method. Unamortized fair value of stock options granted to those who separated from the Company has been charged to expense, while the options returned to the Company. During the years ended December 31, 2015 and 2014, $nil was charged to expense.

12. Income Tax

In accordance with the current tax laws in China, Kiwa Shandong is subject to a corporate income tax rate of 25% on its taxable income. However, Kiwa Shandong has not provided for any corporate income taxes since it had no taxable income for the years ended December 31, 2015 and 2014.

No provision for other overseas taxes is made as the Company has no taxable income in the U.S. In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2015	2014 (Restated)

Pre-tax loss	$(677,358)	$(707,556)

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	(230,302)	(240,569)
Reconciling items:
Rate differential for PRC earnings	22,439	29,775
Change of valuation allowance	171,993	169,994
Non-deductible expenses	35,870	40,800
Effective tax expense	$-	$-

The Company had deferred tax assets as follows:

	December 31, 2015	December 31, 2014 (Restated)

Net operating losses carried forward	$3,398,402	$3,520,951
Less: Valuation allowance	(3,398,402)	(3,520,951)

Net deferred tax assets	$-	$-

As of December 31, 2015 and 2014, the Company had approximately $8 million and $8 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Shandong could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2015 and 2014, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the two years ended December 31, 2015 and 2014, and no provision for interest and penalties is deemed necessary as of December 31, 2015 and 2014.

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

13. Commitments and Contingencies

The Company has the following material contractual obligations:

(1) Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB 1 million (approximately $160,000) each year to fund research at the R&D Center. The term of this agreement is ten years starting from July 1, 2006. Prof. Qi Wang, who became one of our directors in July 2007, has acted as the Director of Kiwa-CAU R&D Center since July 2006.

(2) Investment in manufacturing and research facilities in Zoucheng, Shandong Province in China

According to the Project Agreement with Zoucheng Municipal Government in 2002, we have committed to investing approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2015, we had invested approximately $1.91 million for the project.

(3) Strategic cooperation with two institutes in China

On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015. Prof. Yong Chang Wu, the authorized representative of IARRP, CAAS, is also one of the Company’s directors effective since November 20, 2015.

(4) Acquisition of Caber Holdings LTD in China

On November 30, 2015, we entered into an acquisition agreement (the “Agreement”) with the shareholders of Caber Holdings LTD, whose Chinese name is Hong Kong Baina Group Co., Ltd, located in Hong Kong (“Baina Hong Kong”), and Oriental Baina Co. Ltd. (hereinafter referred to as “Baina Beijing”), Baina Hong Kong’s wholly-owned subsidiary in Beijing, China. When this acquisition is completed, Kiwa will rename Baina Beijing to Kiwa Baiao Co. Ltd. Kiwa Baiao Co. Ltd will replace Kiwa’s current subsidiary in China - Kiwa Bio-Tech (Shandong) Co., Ltd (“Kiwa Shandong”) - to operate Kiwa’s bio-fertilizer market expansion and become Kiwa’s platform for future acquisitions of new agricultural-related projects in China. In accordance with the terms of the Agreement, Kiwa agreed to pay US$30,000 to the Baina Hong Kong Shareholders for the acquisition of 100% of the equity of Baina Hong Kong. As of December 31, 2015, the Company has paid RMB 220,000 (approximately $34,000) for the acquisition. The acquisition was completed on January 7, 2016. Both Baina Hong Kong and Baina Beijing had no activities before the acquisition date and had no assets and liabilities.

(5) Distribution agreement with Kangtan Gerui Bio-Tech in China

On December 17, 2015, Kiwa Bio-Tech Products Group Corporation (the “Company”) entered into a distribution agreement (the “Agreement”) with Kangtan Gerui (Beijing) Bio-Tech Co., Ltd. (“Gerui”) and formally awarded Gerui a right to sell and distribute the Company’s fertilizer products in 3 major agricultural regions of China— Hainan Province, Hunan Province and Xinjiang Autonomous Region. The Company’s Research and Development department has been conducting application experiments in Hainan and Hunan Provinces since August 2015, in accordance with the market requirements. The experiment data indicates that the Company’s fertilizer products have fulfill the requirements of reduction of content of heavy metals in soil and improve crop yield. Gerui was founded in Beijing in April 2015 and relies on the sales network of China’s Supply and Marketing Cooperatives system. Currently, the Company and Gerui do not hold any interest in each other; however, a collaboration and integration may take place in the future. The term of the Agreement is for a period of three years commencing December 17, 2015.

14. Subsequent Events

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date these financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein.

On January 14, 2016, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the State of Delaware with reference to a 1-for-200 reverse stock split with respect to its Common Stock with effective date of January 28, 2016.  In connection with the reverse split, the Company’s authorized capital was amended to be 120,000,000 shares, comprising 100,000,000 shares of Common Stock par value $0.001 and 20,000,000 shares of Preferred Stock par value $0.001.  All relevant information relating to numbers of shares, options and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

On March 1, 2016, the Company executed a sales agreement with Joyvio Great Northern Wilderness Holding Company (“Joyvio”), for an initial purchase of 10,000 tons of Kiwa’s special organic fertilizer for rice formula. Based on the terms of the agreement, KIWA special fertilizer was delivered on March 15, 2016. The Company believes that initial sales under this agreement during calendar year 2016 will be approximately US$4 million.

On March 24, 2016, the Company issued 2,900,000 and 240,000 shares of common stock, respectively, to Mr. Wei Li and Ms. Yvonne Wang (both of whom are related parties) in lieu of the cancellation and repayment of an aggregate of $3,140,000 of the Company’s debt owed to these two individuals, the conversion price being calculated at a rate of $1.00 per share. On March 25, 2016, the Company issued 1,000 shares of common stock to Mark Crone for settlement of unpaid legal fees.

Note 15. Restatement

The management of the Company has concluded that our consolidated balance sheet as of December 31, 2014, consolidated statement of comprehensive loss and consolidated statement of cash flows for the year ended December 31, 2014 should be restated to record a promissory note payable and related accrued interest expense. On May 29, 2007, the Company issued a promissory note to an unrelated individual for $360,000 (See Note 9). The proceeds from promissory note was used to make deposit to acquire land use right for the Company’s factory in Shandong. During the years ended December 31, 2008, 2009 and 2010, all long-lived assets of the factory in Shandong were impaired. The Company was not aware that this promissory note payable and accrued interest were not recorded on the financial statements until the note holder reached out to the company for repayment in April 2016. The note payable and accrued interest related to the note payable have not been recorded since the promissory note was issued.

The following tables reflect the correction for the unrecorded promissory note payable and accrued interest expense on the affected line items in the previously issued financial statements as of and for the year ended December 31, 2014.

Consolidated Balance Sheet as of December 31, 2014

	Previously Reported	Adjustments	As Restated
Note payable	$-	$360,000	$360,000
Interest payable	$138,224	$679,300	$817,524
Total current liabilities	$8,961,340	$1,039,300	$10,000,640
Total liabilities	$10,832,476	$1,039,300	$11,871,776
Accumulated deficit	$(18,608,154)	$(1,039,300)	$(19,647,454)
Total stockholders’ deficiency	$(10,807,861)	$(1,039,300)	$(11,847,161)

Consolidated Statement of Comprehensive Loss for the year ended December 31, 2014

	Previously Reported	Adjustments	As Restated
Interest expense	$23,396	$90,000	$113,396
Total other expense	$89,998	$90,000	$179,998
Net loss before income tax	$(617,556)	$(90,000)	$(707,556)
Net loss	$(617,556)	$(90,000)	$(707,556)
Total comprehensive loss	$(500,297)	$(90,000)	$(590,297)

Consolidated Statement of Cashflows for the year ended December 31, 2014

	Previously Reported	Adjustments	As Restated
Net loss	$(617,556)	$(90,000)	$(707,556)
Accrued interest on convertible notes and note payable	$22,538	$90,000	$112,538

