Form 10-Q
period 2016-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2016-05-16
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 5,266,226 shares of the issuer’s common stock outstanding as of May 10, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$42,645	$721
Accounts receivable	41,183	-
Deposits and other receivables	201,363	47,453
Total current assets	285,191	48,174
Property, plant and equipment - net	1,773	2,807
Goodwill	34,112	-
Total assets	$321,076	$50,981

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$324,439	$300,247
Advances from customers	13,877	13,800
Construction costs payable	275,265	273,722
Due to related parties - trade	1,227,849	1,143,978
Due to related parties - non-trade	97,564	3,166,198
Convertible notes payable	150,250	150,250
Notes payable	360,000	360,000
Salary payable	1,657,408	1,632,881
Taxes payable	496,094	478,209
Penalty payable	423,637	404,752
Interest payable	935,681	930,062
Other payable	514,304	524,205
Total current liabilities	6,476,368	9,378,304

Unsecured loans payable	1,783,125	1,773,131
Total long-term liabilities	1,783,125	1,773,131
Total liabilities	8,259,493	11,151,435

Stockholders’ deficiency
Common stock - $0.001 par value. Authorized 100,000,000 shares. Issued and outstanding 5,141,226 and 2,000,000 shares at March 31, 2016 and December 31, 2015, respectively.	5,141	2,000
Preferred stock - $0.001 par value. Authorized 20,000,000 shares. Issued and outstanding 500,000 shares at March 31, 2016 and December 31, 2015, respectively	500	500
Additional paid-in capital	12,628,696	9,490,837
Accumulated deficit	(20,268,682)	(20,324,812)
Accumulated other comprehensive loss	(304,072)	(268,979)
Total stockholders’ deficiency	(7,938,417)	(11,100,454)
Total liabilities and stockholders’ deficiency	$321,076	$50,981

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$267,010	$-

Operating expenses
General and administrative	86,883	78,971
Research and development	76,993	40,687
Total operating expenses	163,876	119,658
Operating income (loss)	103,134	(119,658)

Other expense
Penalty expense	18,886	17,531
Interest expense	28,118	28,091
Total other expense	47,004	45,622
Net income (loss) before income tax	56,130	(165,280)
Income tax	-	-
Net income (loss)	56,130	(165,280)

Other comprehensive loss
Foreign currency translation adjustment	(35,093)	(33,382)
Total comprehensive income (loss)	$21,037	$(198,662)

Earnings (loss) per share:
Basic	$0.03	$(0.08)
Diluted	$0.01	$(0.08)

Weighted average number of shares outstanding
Basic	2,241,743	2,000,000
Diluted	4,098,410	2,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$56,130	$(165,280)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,036	1,103
Provision for penalty payable	18,886	17,531
Accrued interest on convertible notes and notes payable	28,119	28,057
Changes in operating assets and liabilities:
Accounts receivable	(40,616)	-
Deposit and other receivables	(185,120)	-
Salary payable	42,000	50,702
Taxes payable	14,980	15,943
Due to related parties - trade	76,459	40,687
Other payable	(10,523)	6,089
Net cash provided by (used in) operating activities	1,351	(5,168)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	38,500	2,871
Net cash provided by financing activities	38,500	2,871
Effect of exchange rate change	2,073	1

Cash and cash equivalents:
Net increase (decrease)	41,924	(2,296)
Balance at beginning of period	721	2,963
Balance at end of period	$42,645	$667

Non-cash financing activities:
Issuance of 3,141,000 shares of common stock for repayment of related party loans	$3,141,000	$-

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Acquisition of Caber Holdings Ltd - On November 30, 2015, we entered into an acquisition agreement (the “Agreement”) with the shareholders of Caber Holdings LTD, whose Chinese name is Hong Kong Baina Group Co., Ltd, located in Hong Kong (“Baina Hong Kong”), and Oriental Baina Co. Ltd. (hereinafter referred to as “Baina Beijing”), Baina Hong Kong’s wholly-owned subsidiary in Beijing, China. Kiwa will rename Baina Beijing to Kiwa Baiao Co. Ltd. Kiwa Baiao Co. Ltd will replace Kiwa’s current subsidiary in China - Kiwa Bio-Tech (Shandong) Co., Ltd (“Kiwa Shandong”) - to operate Kiwa’s bio-fertilizer market expansion and become Kiwa’s platform for future acquisitions of new agricultural-related projects in China. In accordance with the terms of the Agreement, Kiwa agreed to pay US$30,000 to the Baina Hong Kong Shareholders for the acquisition of 100% of the equity of Baina Hong Kong. The acquisition was completed on January 7, 2016. Both Baina Hong Kong and Baina Beijing had no activities before the acquisition date and had no assets and liabilities. The total payment of approximately $34,000 was recorded as goodwill.

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

As of March 31, 2016, the Company had cash of $42,645. The Company had working capital deficit of $6,191,177 and an accumulated deficit of $20,268,682 as of March 31, 2016. This trend is expected to continue. These factors, among others, create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2016, the Company plans to (1) raise finance from related-parties, local banks, other financial institutions and other stock market to meet cash demand of daily demand; and (2) raise capital to resume operations. However, there can be no assurance that we will be successful in obtaining this financing (3) The Company’s business plan is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe biotechnological products for agriculture markets located primarily in China. The Company has acquired technologies to produce and market bio-fertilizer.

3. Summaries of Significant Accounting Policies

Principle of consolidation - These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company balances or transactions are eliminated on consolidation.

Basis of preparation - These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year or any other periods. The (a) consolidated balance sheet as of March 31, 2016, which was derived from audited financial statements, and (b) the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reverse Split - On January 14, 2016, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the State of Delaware with reference to a 1-for-200 reverse stock split with respect to its Common Stock with effective date of January 28, 2016. In connection with the reverse split, the Company’s authorized capital stock was amended to be 120,000,000 shares, comprising 100,000,000 shares of Common Stock par value $0.001 and 20,000,000 shares of Preferred Stock par value $0.001. All relevant information relating to numbers of shares, options and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of March 31, 2016	As of December 31, 2015
Balance sheet items, except for equity accounts	US$1 = RMB 6.44935	US$1 = RMB 6.4857

	Three months ended March 31,
	2016	2015
Items in the statements of income and cash flows	US$1 = RMB 6.53947	US$1 = RMB 6.2281

Impairment of Long-Lived Assets - We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. Based on our analysis, no further impairment on long-lived assets was charged during the three months ended March 31, 2016.

Revenue Recognition - The Company recognizes revenue in accordance with FASB ASC Topic 605, “Revenue Recognition.”. Revenue represents fees per licensing agreement. The Company entered into an agreement with a company, Kangtan Gerui (Beijing) Bio-Tech Co., Ltd. (“Gerui”), to allow Gerui sell products with the Company’s trademark. Gerui will pay 10% of total sales amount to the Company as license fee. The Company recognized license fees when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015.

4. Deposits and other receivables

Deposit and other receivables consist of following:

	As of
	March 31, 2016	December 31, 2015
Advance to customer – Gerui	$187,616	$-
Deposits for acquisition	-	33,921
Advance to employees	13,747	13,532
	$201,363	$47,453

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Related Party Transactions

Amounts due to related parties consisted of the following:

Item	Nature	Notes	March 31, 2016	December 31, 2015
Mr. Wei Li (“Mr. Li”)	Non-trade	(1)	$-	$2,879,307
Kangtai Xinnong Agriculture Tech (Beijing) Co., Ltd. (“Kangtai”)	Non-trade	(2)	-	(12,173)
Ms. Yvonne Wang (“Ms. Wang”)	Non-trade	(3)	97,564	299,064
Subtotal			97,564	3,166,198
Kiwa-CAU R&D Center	Trade	(4)	1,170,661	1,125,553
CAAS IARRP and IAED Institutes		(5)	57,188	18,425
Subtotal			1,227,849	1,143,978
Total			$1,325,413	$4,310,176

(1) Mr. Li

Mr. Li was the Chairman of the Board until November 20, 2015 and was the Chief Executive Officer of the Company until July 1, 2015.

Advances and Loans

As of December 31, 2015, the remaining balance due Mr. Li was 2,879,307. During the three months ended March 31, 2016, Mr. Li in lieu of the cancellation and repayment of an aggregate of $2,879,307 of the company’s debt owing to the issues.

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

On December 31, 2015, the amount due from Kangtai was $12,173. The balance due from Kangtai on March 31, 2016 was nil.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company.

On December 31, 2015, the amount due to Ms. Wang was $299,064. During the three months ended March 31, 2016 Ms. Wang paid various expenses on behalf of the Company. As of March 31, 2016, the amount due to Ms. Wang was $97,564. Ms. Wang in lieu of the cancellation and repayment of an aggregate of 240,000 of the company’s debt owing to the issues and on behalf of company to pay 38,500.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agree to invest RMB 1 million (approximately $163,000) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2015, the amount due to Kiwa-CAU R&D Center was $1,125,553. As of March 31, 2016, the outstanding balance due Kiwa-CAU R&D Center was $1,170,661.

(5)CAAS IARRP and IAED Institutes

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

On December 31, 2015, the amount due to Kiwa- CAAS IARRP and IAED Institutes R&D Center was $18,425. As of March 31, 2016, the outstanding balance due Kiwa-CAU R&D Center was $57,189.

6. Convertible Notes Payable

Convertible notes payable consists of 6% secured convertible notes issued to FirsTrust Group Inc. on June 29, 2006. The notes beard interest at 6% and were due on June 29, 2009. Once the note is pass due, the interest rate increased to 15% per annum. The Company accrued $5,619 and $5,557 interest expense on convertible notes for the three months ended March 31, 2016 and 2015, respectively.

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

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, the Company has accrued the penalty of $18,886 and $17,531 for the three months ended March 31, 2016 and 2015, respectively.

The 6% Notes require the Company to procure the Purchaser’s consent prior to taking certain actions including the payment of dividends, repurchasing stock, incurring debt, guaranteeing obligations, merging or restructuring the Company, or selling significant assets.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

7. Note payable

On May 29, 2007, the Company issued a $360,000 promissory note to an unrelated individual. This note bears interest at 18% per annum and due on July 27, 2007. This note is currently in default and bears interest of 25% per annum (the “Default rate”) until paid in full. This note is secured by a pledge of 6,178,336 (post-reverse split 30,892) shares of the Company’s common stock owned by Investlink (China) Limited, a British Virgin Island corporation. The Company accrued $22,500 and $22,500 interest expense on note payable for the three months ended March 31, 2016 and 2015, respectively.

8. Stockholders’ Equity

During the three month ended March 31, 2016, the Company issued 3,140,000 shares of common stock to Mr. Li and Ms. Wang for debt repayment for the amount of $3,119,307 and salary payment for the amount of $21,693. (See Note 5)

9. Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at March 31, 2016 and the movements during the three months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at December 31, 2015	6,163	$35	$-	1
Exercised	-	-
Expired	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2016	6,163	$35	$-	0.75

Exercisable at March 31, 2016	6,163	$35	$-	0.75

(1)	The market value of the Company’s common stock at March 31, 2016 was $2.24 per share. The outstanding options had no intrinsic value at March 31, 2016.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Commitments and Contingencies

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

CAAS IARRP and IAED Institutes

On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 Million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015. Prof Yong Chang Wu, the authorized representative of IARRP, CAAS, is also one of the Company’s directors effective since November 20, 2015.

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

11. Income Tax

In accordance with the current tax laws in China, the company’s subsidiaries in china are subject to a corporate income tax rate of 25% on its taxable income. However, no income tax provision has been provided since the Chinese subsidiaries had no taxable income for the three months ended March 31, 2016 and 2015.

No provision for U.S. income taxes is made as the Company has no taxable income in the U.S. In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2016	2015
Pre-tax loss	$56,130	$(142,780)

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	19,084	(48,546)
Reconciling items:
Rate differential for PRC earnings	4,898	7,152
Change of valuation allowance	66,602	31,194
Non-deductible expenses (Non-taxable income)	(90,584)	10,200
Effective tax expense	$-	$-

The Company had deferred tax assets as follows:

	March 31, 2016	December 31, 2015
Net operating losses carried forward	$3,429,165	$3,398,402
Less: Valuation allowance	(3,429,165)	(3,398,402)
Net deferred tax assets	$-	$-

The net operating losses carried forward were approximately $8 million at March 31, 2016, which will expire between 2016 and 2026. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

12. Subsequent events

On April 8, 2016, the Company entered into Common Stock Purchase Agreement with an unrelated individual. Pursue to the Agreement, the Company will sell 125,000 shares of common stock at $0.80 per share for $100,000 with restricted period of one year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2016 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We started to generate some revenues in the three months ended March 31, 2016 and compare with no revenues in the three months ended March 31 2015. We incurred a net income of $56,130 and a net loss $165,280 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company had cash of $42,645. Due to our limited revenues from license agreement, we have relied on the proceeds from advances from related parties to provide the resources necessary to fund the development of our business plan and operations. During the three months ended March 31, 2016, net amount advanced by related parties was $38,500. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of March 31, 2016 we had an accumulated deficit of $20,268,682. We currently have limited revenues to support our business activities. We will require additional capital to fund our operations.

As of March 31, 2016, our current liabilities were $6,476,368, which exceeded current assets by $6,191,177, representing a current ratio of 0.044; comparably, as of December 31, 2015, we had total current assets of $48,174 and current liabilities of $9,378,304, denoting a current ratio of 0.0051. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to generate sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the enough financing.

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

Major Customers and Suppliers

Bio-fertilizer Products

During the three months ended March 31, 2016, we had one customer. During first quarter of 2016 and 2015, we had no suppliers.

Results of Operations

Results of Operations for Three Months Ended March 31, 2016 and 2015

Revenue

Revenue was $267,010 and nil for the three months ended March 31, 2016 and 2015, respectively. Revenue was generated from licensing our trademark to Gerui. We signed the license agreement with Gerui to allow Gerui sale fertilizer using our trademark in December 2015.

General and Administration

General and administration expenses for three months ended March 31, 2016 and 2015 were $86,883 and $78,971, respectively, representing a $7,912 or 10.02% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs etc.

Research and Development

Research and development expense for the three months ended March 31, 2016 reflected a slight increase of $36,306 or 89.23% from $40,687 in the three months ended March 31, 2015 to $76,993 for the same period of 2016 because of the exchange rate effect. In July 2006, the Company opened a new research center with CAU through our subsidiary, Kiwa Shandong, which goes under the name, Kiwa-CAU Bio-Tech Research & Development Center. Pursuant to an agreement reached between CAU and Kiwa Shandong on November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million each year to fund research at the R&D Center. The term of the agreement is ten years.

The company signed a strategic cooperation agreement (the “Agreement”) with China Acade On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015. Prof. Yong Chang Wu, the authorized representative of IARRP, CAAS, is also one of the Company’s directors effective since November 20, 2015.

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $18,886 and $17,531 for three months ended March 31, 2016 and 2015, respectively. The increase of penalty expense was mainly due to accrued and unpaid interest on the notes.

Interest Expenses

Net interest expense was $28,118 for the three months ended March 31, 2016 and $28,091 for the same period of 2015. Interest expense included accrued interest on convertible note and other note payable for the three months ended March 31, 2016 and 2015.

Net Income or Loss

During the three months ended March 31, 2016, net income was $56,130, net loss was $165,280 for the same period of 2015, representing a change of $221,410 or 133.96%. The change was due to the reasons discussed above.

Comprehensive Income/Loss

Comprehensive income for three months ended March 31, 2016 was $21,037 comparably, during the same period of 2015, comprehensive loss was $198,662. The change was due to the reasons discussed above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the three months ended March 31, 2016, the advances from related parties, net of repayment by the Company to related parties, was $38,500. As of March 31, 2016, our current liabilities exceeded current assets by $6,191,177, representing a current ratio of 0.044. Comparably, as of December 31, 2015, our current liabilities exceeded current assets by $9,330,130, denoting a current ratio of 0.005.

As of March 31, 2016 and December 31, 2015, we had cash of $42,646 and $721, respectively. Changes in cash balances are outlined as follows:

During the three months ended March 31, 2016, our operations released cash of $1,351 as compared with utilized $5,168 in the same period of 2015. Cash was mainly used for working capital for public company operation.

During the three months ended March 31, 2016 and 2015, we used nil cash for investing activities.

During the first quarter of 2016, our financing activities incurred net cash inflow of $38,500, all of which are generated from advances from related parties, net of repayment to related parties. During the three months ended March 31, 2015, we generated $2,871 from financing activities.

Given the facts that:

Outstanding note payable of $360,000 as of March 31, 2016. This note has been in default since July 2007.

To the extent that we are unable to successfully raise capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Commitments and Contingencies

See Note 10 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on his evaluation, our Chief Executive and Interim Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our Chief Executive and Interim Chief Financial Officer, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of March 31, 2016. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2016.

The specific material weakness identified by the Company’s management as of March 31, 2016 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by March 31, 2016. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2016, (i) the Company issued 2,900,000 shares of common stock to Mr. Wei Li in exchange for the cancellation of approximately $2,900,000 of debt: (ii) the Company issued 240,000 shares of common stock to Yvonne Wang in exchange for the cancellation of $240,000 of debt; (iii) on March 24, 2016, the Company issued 1,000 shares of common stock to Mark E. Crone in payment of amounts due to Mr. Crone for legal services. On April 17, 2016, the Company issued 125,000 shares of common stock to Minqing Zeng in lieu of an investment of $100,000 ($0.80 per share).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

May 16, 2016	By:	/s/ Jimmy Ji Zhou
Jimmy Ji Zhou, Chief Executive Officer and Interim Chief Financial Officer

