Form 10-Q
period 2016-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2016-08-15
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

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

There were 5,421,226 shares of the issuer’s common stock outstanding as of August 10, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current assets
Cash and cash equivalents	$12,367	$721
Accounts receivable	55,240	-
Deposits and other receivables	1,203,564	47,453
Total current assets	1,271,171	48,174
Property, plant and equipment - net	77,192	2,807
Goodwill	34,112	-
Total assets	$1,382,475	$50,981
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$342,336	$300,247
Advances from customers	13,470	13,800
Construction costs payable	267,187	273,722
Due to related parties - trade	1,267,611	1,143,978
Due to related parties - non-trade	96,710	3,166,198
Convertible notes payable	150,250	150,250
Notes payable	360,000	360,000
Salary payable	1,697,206	1,632,881
Taxes payable	496,279	478,209
Penalty payable	442,860	404,752
Interest payable	986,300	930,062
Other payable	982,710	524,205
Total current liabilities	7,102,919	9,378,304

Unsecured loans payable	1,730,799	1,773,131
Total long-term liabilities	1,730,799	1,773,131
Total liabilities	8,833,718	11,151,435

Stockholders’ deficiency
Common stock - $0.001 par value. Authorized 100,000,000 shares. Issued and outstanding 5,361,226 and 2,000,000 shares at June 30, 2016 and December 31, 2015, respectively.	5,361	2,000
Preferred stock - $0.001 par value. Authorized 20,000,000 shares. Issued outstanding 500,000 shares at June 30, 2016 and December 31, 2015, respectively	500	500
Additional paid-in capital	12,804,476	9,490,837
Accumulated deficit	(20,086,706)	(20,324,812)
Accumulated other comprehensive loss	(174,874)	(268,979)
Total stockholders’ deficiency	(7,451,243)	(11,100,454)
Total liabilities and stockholders’ deficiency	$1,382,475	$50,981

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$443,085	$-	$710,095	$-

Operating expenses
General and administrative	138,786	68,571	225,669	147,542
Research and development - related party	74,776	40,940	151,769	81,627
Total operating expenses	213,562	109,511	377,438	229,169
Operating income (loss)	229,522	(109,511)	332,657	(229,169)

Other expense
Penalty expense	19,223	17,866	38,108	35,397
Interest expense	28,325	28,169	56,443	56,260
Total other expense	47,547	46,035	94,551	91,657
Net income (loss) before income tax	181,975	(155,546)	238,105	(320,826)
Income tax	-	-	-	-
Net income (loss)	181,975	(155,546)	238,105	(320,826)

Other comprehensive income (loss)
Foreign currency translation adjustment	129,199	(15,524)	94,105	(48,906)
Total comprehensive income (loss)	$311,174	$(171,070)	$332,210	$(369,732)

Net income(loss) per common share - basic	$0.07	$(0.08)	$0.06	$(0.16)
Net income(loss) per common share - diluted	$0.05	$(0.08)	$0.04	$(0.16)
Weighted average number of common shares outstanding - basic*	2,617,584	2,000,000	3,766,705	2,000,000
Weighted average number of common shares outstanding - diluted*	3,550,696	2,000,000	5,623,035	2,000,000

The accompanying notes are an integral part of these consolidated financial statements.

* Share amounts have been adjusted to reflect a one for 200 reverse split which become effective in January 2016.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2016	2015
Cash flows from operating activities:
Net income (loss)	$238,105	$(320,826)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,073	2,212
Provision for penalty payable	38,108	35,397
Accrued interest on convertible notes	56,443	56,176
Changes in operating assets and liabilities:
Accounts receivable	(54,940)	-
Deposit and other receivables	(1,210,111)	-
Salary payable	78,080	80,766
Taxes payable	29,982	31,985
Due to related parties - trade	153,033	81,627
Accounts payable	49,999	-
Other payable	469,297	(22,383)
Net cash used in operating activities	(148,931)	(55,046)

Cash flows from investing activities:
Purchase of property, plant and equipment	(78,775)	-
Net cash used by investing activities	(78,775)	-

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	40,500	52,929
Proceeds from sale of common stock	176,000	-
Net cash provided by financing activities	216,500	52,929
Effect of exchange rate change	22,852	10

Cash and cash equivalents:
Net increase (decrease)	11,646	(2,107)
Balance at beginning of period	721	2,963
Balance at end of period	$12,367	$856

Non-cash financing activities:
Issuance of 3,141,000 shares of common stock shares for repayment of related party loans	$3,141,000	$-

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Business –The Company’s business is to develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture markets located primarily in China. The Company has acquired technologies to produce and market bio-fertilizer.

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

As of June 30, 2016, the Company had cash of $12,367. The Company had working capital deficit of $5,831,748 and an accumulated deficit of $ 20,086,706 as of June 30, 2016. This trend is expected to continue. These factors, among others, create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of preparation - These interim consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in the consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year or any other periods. The (a) consolidated balance sheet as of December 31, 2015, which was derived from audited financial statements, and (b) the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of June 30, 2016	As of December 31, 2015
Balance sheet items, except for equity accounts	US$1 = RMB 6.6443	US$1 = RMB 6.4857

	Six months ended June 30,
	2016	2015
Items in the statements of income and cash flows	US$1 = RMB 6.5345	US$1 = RMB 6.1254

Impairment of Long-Lived Assets - We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. Based on our analysis, no further impairment on long-lived assets was charged during the six months ended June 30, 2016.

Revenue Recognition - The Company recognizes revenue in accordance with FASB ASC Topic 605, “Revenue Recognition.”. Revenue represents fees per licensing agreement. The Company entered into an agreement with a company, Kangtan Gerui (Beijing) Bio-Tech Co., Ltd. (“Gerui”), to allow Gerui sell products with the Company’s trademark. Gerui will pay 10% of total sales amount to the Company as license fee. The Company recognized license fees when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured by Gerui. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015.

4. Deposits and other receivables

Deposit and other receivables consist of following:

	As of
	June 30, 2016	December 31, 2015
Advance to customer – Gerui	$1,152,863	$-
Deposits for acquisition	-	33,921
Advance to employees	13,957	13,532
Rent and utility deposits	35,383	-
Others	1,361	-
	$1,203,564	$47,453

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Related Party Transactions and Balances

Amounts due to related parties consisted of the following:

Item	Nature	Notes	June 30, 2016	December 31, 2015
Mr. Wei Li (“Mr. Li”)	Non-trade	(1)	$-	$2,879,307
Kangtai Xinnong Agriculture Tech (Beijing) Co., Ltd. (“Kangtai”)	Non-trade	(2)	-	(12,173)
Ms. Yvonne Wang (“Ms. Wang”)	Non-trade	(3)	96,710	299,064
Subtotal			96,710	3,166,198
Kiwa-CAU R&D Center	Trade	(4)	1,173,933	1,125,553
CAAS IARRP and IAED Institutes	Trade	(5)	93,678	18,425
Subtotal			1,267,611	1,143,978
Total			$1,364,321	$4,310,176

(1) Mr. Li

Mr. Li was the Chairman of the Board until November 20, 2015 and was the Chief Executive Officer of the Company until July 1, 2015.

Advances and Loans

As of December 31, 2015, the remaining balance due Mr. Li was $2,879,307. During the six months ended June 30, 2016, Mr. Li received 2,900,000 shares of common stock in lieu of the cancellation and repayment of an aggregate of $2,879,307 and salary payable.

Guarantees for the Company

Mr. Li has pledged without any compensation from the Company, all of his common stock of the Company as collateral security for the Company’s obligations under the 6% Notes. (See Note 7 below).

(2) Kangtai

Kangtai, formerly named Kangtai International Logistics (Beijing) Co., Ltd., Kangtai Xinnong Agriculture Tech (Beijing) Co., Ltd., is a private company, 28% owned by Mr. Li. Mr. Li is the Chairman of Kangtai.

On December 31, 2015, the amount due from Kangtai was $12,173. The balance due from Kangtai on June 30, 2016 was nil.

(3) Ms. Wang

Ms. Wang is the Secretary of the Company until November 20, 2015. Effective as of November 20, 2015, the Company appointed Ms. Wang as the Chairman of the Board. Effective as of December 15, 2015, the Company appointed Ms. Wang as the Company’s Chief Operating Officer.

On December 31, 2015, the amount due to Ms. Wang was $299,064. On March 24, 2016, the Company issued 240,000 shares of common stock to Ms. Wang to pay off the loan balance of $240,000. During the six months ended June 30, 2016, Ms. Wang paid various expenses on behalf of the Company. As of June 30, 2016, the amount due to Ms. Wang was $96,710.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4) Kiwa-CAU R&D Center

Pursuant to the agreement with China Agricultural University (“CAU”), the Company agree to invest RMB 1 million (approximately $160,000) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, one of the Company’s directors, is also the director of Kiwa-CAU R&D Center.

On December 31, 2015, the amount due to Kiwa-CAU R&D Center was $1,125,553. As of June 30, 2016, the outstanding balance due to Kiwa-CAU R&D Center was $1,173,933.

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

On December 31, 2015, the amount due to Kiwa- CAAS IARRP and IAED Institutes R&D Center was $18,425. As of June 30, 2016, the outstanding balance due to Kiwa-CAAS IARRP and IAED Institutes R&D center was $93,678.

6. Other Payable

Other payable includes the payables to two potential investors and other liabilities. As of June 30, 2016, two potential investors made the first payments of $481,614 to the Company and the investment agreements haven’t been reached yet. Those two potential investors are non-related parties.

7. Convertible Notes Payable

Convertible notes payable consists of 6% secured convertible notes issued to FirsTrust Group Inc. on June 29, 2006. The notes beard interest at 6% and were due on June 29, 2009. Once the note is pass due, the interest rate increased to 15% per annum. The Company accrued $11,451 and $11,176 interest expense on convertible notes for the six months ended June 30, 2016 and 2015, respectively.

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

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, the Company has accrued the penalty of $38,108 and $35,397 for the six months ended June 30, 2016 and 2015, respectively.

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

8. Note payable

On May 29, 2007, the Company issued a $360,000 promissory note to an unrelated individual. This note bears interest at 18% per annum and due on July 27, 2007. This note is currently in default and bears interest of 25% per annum (the “Default rate”) until paid in full. This note is secured by a pledge of 6,178,336 (post-reverse split 30,892) shares of the Company’s common stock owned by Investlink (China) Limited, a British Virgin Island corporation. The Company accrued $45,000 and $45,000 interest expense on note payable for the six months ended June 30, 2016 and 2015, respectively.

9. Stockholders’ Equity

During the six month ended June 30, 2016, the Company issued 3,140,000 shares of common stock to Mr. Li and Ms. Wang for debt repayment and salary payment for an aggregate amount of $3,141,000. (See Note 5)

Meanwhile, the Company issued 220,000 shares of common stock to three individual shareholders in the second quarter of 2016 for an aggregate amount of $176,000.

10. Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at June 30, 2016 and the movements during the six months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at December 31, 2015	6,163	$35	$-	1
Exercised	-	-
Expired	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2016	6,163	$35	$-	0.5

Exercisable at June 30, 2016	6,163	$35	$-	0.5

(1)	The market value of the Company’s common stock at June 30, 2016 was $1.65 per share. The outstanding options had no intrinsic value at June 30, 2016.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Commitments and Contingencies

The Company has the following material contractual obligations:

Operation of Kiwa-CAU R&D Center

Pursuant to the agreement on joint incorporation of the research and development center between CAU and Kiwa Shandong dated November 14, 2006, Kiwa Shandong agrees to invest RMB1 million (approximately $160,000) each year to fund research at the R&D Center. The term of this Agreement is ten years starting from July 1, 2006. Qi Wang, one of our directors commencing in July 2007 has acted as Director of Kiwa-CAU R&D Center since July 2006.

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

12. Income Tax

In accordance with the current tax laws in China, the company’s subsidiaries in china are subject to a corporate income tax rate of 25% on its taxable income. However, no income tax provision has been provided since the Chinese subsidiaries had no taxable income for the six months ended June 30, 2016 and 2015.

No provision for U.S. income taxes is made as the Company has no taxable income in the U.S. In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Six months ended June 30,
	2016	2015
Pre-tax income (loss)	$238,105	$(320,826)

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	80,956	(109,081)
Reconciling items:
Rate differential for PRC earnings	13,668	12,386
Change of valuation allowance	146,608	76,295
Non-deductible expenses (Non-taxable income)	(241,232)	20,400
Effective tax expense	$-	$-

The Company had deferred tax assets as follows:

	June 30, 2016	December 31, 2015
Net operating losses carried forward	$3,473,331	$3,398,402
Less: Valuation allowance	(3,473,331)	(3,398,402)
Net deferred tax assets	$-	$-

The net operating losses carried forward were approximately $8.6 million at June 30, 2016, which will expire between 2016 and 2026. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

13. Subsequent events

On July 20, 2016, the Company entered into Common Stock Purchase Agreement with three unrelated individuals. Pursuant to the Agreement, the Company will issue total 60,000 shares of restricted common stock at $0.80 per share for an aggregate amount of $48,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended June 30, 2016 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2016 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established a subsidiary in China, Kiwa Shandong in 2002, a wholly-owned subsidiary, engaging in the bio-fertilizer business. Formerly, our subsidiary Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”), was engaged in the bio-enhanced feed business. At the end of 2009, Kiwa Tianjin could no longer use its assets including machinery and inventory in the normal course of operations. The Company has classified the bio-enhanced feed business as discontinued operations. Effective on July 11, 2012, the Company formally dissolved Kiwa Tianjin and Kiwa Shandong is inactive as of June 30, 2016.

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

We started to generate some revenues in the six months ended June 30, 2016 compare with no revenues in the six months ended June 30, 2015. We incurred a net income of $238,105 and a net loss $320,826 for the six months ended June 30, 2016 and 2015, respectively.

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

As of June 30, 2016, the Company had cash of $12,367. Due to our limited revenues from license agreement, we have relied on the proceeds from advances from related parties to provide the resources necessary to fund the development of our business plan and operations. During the six months ended June 30, 2016, net amount advanced by related parties was $40,500. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of June 30, 2016 we had an accumulated deficit of $20,086,706. We currently have limited revenues to support our business activities. We will require additional capital to fund our operations.

As of June 30, 2016, our current liabilities were $7,102,919, which exceeded current assets by $5,831,748, representing a current ratio of 0.179; comparably, as of December 31, 2015, we had total current assets of $48,174 and current liabilities of $9,378,304, denoting a current ratio of 0.0051. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to generate sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the enough financing.

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

Results of Operations

Results of Operations for Three Months Ended June 30, 2016 and 2015

Revenue

Revenue was $443,085 and nil for the three months ended June 30, 2016 and 2015, respectively. Revenue was generated from licensing our trademark to Gerui. We signed the license agreement with Gerui to allow Gerui sale fertilizer using our trademark in December 2015.

General and Administration

General and administration expenses for the three months ended June 30, 2016 and 2015 were $138,786 and $68,571, respectively, representing a $70,215 or 102.4% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs etc.

Research and Development

Research and development expense for the three months ended June 30, 2016 reflected an increase of $33,836 or 82.65% from $40,940 in the three months ended June 30, 2015 to $74,776 for the same period of 2016. In July 2006, the Company opened a new research center with CAU through our subsidiary, Kiwa Shandong, which goes under the name, KiwaCAU BioTech Research & Development Center. Pursuant to an agreement reached between CAU and Kiwa Shandong on November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $160,000) each year to fund research at the R&D Center. The term of the agreement is ten years.

The Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”) on November 5, 2015. Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015. Prof. Yong Chang Wu, the authorized representative of IARRP, CAAS, is also one of the Company’s directors effective since November 20, 2015.

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $19,223 and $17,866 for three months ended June 30, 2016 and 2015, respectively. The increase of penalty expense was mainly due to accrued and unpaid interest on the notes.

Interest Expenses

Net interest expense was $28,325 for the three months ended June 30, 2016 and $28,169 for the same period of 2015. Interest expense included accrued interest on convertible note and other note payable for the three months ended June 30, 2016 and 2015.

Net Income / Loss

During the three months ended June 30, 2016, net income was $181,975, and for the same period of 2015 net loss was $155,546, representing a change of $337,521 or 217%. The change was due to the reasons discussed above.

Comprehensive Income/Loss

Comprehensive income for the three months ended June 30, 2016 was $311,174. Comparably, during the same period of 2015, comprehensive loss was $171,070. The change was due to the reasons discussed above.

Results of Operations for Six Months Ended June 30, 2016 and 2015

Revenue

Revenue was $710,095 and nil for the six months ended June 30, 2016 and 2015, respectively. Revenue was generated from licensing our trademark to Gerui. We signed the license agreement with Gerui to allow Gerui sale fertilizer using our trademark in December 2015.

General and Administration

General and administration expenses for six months ended June 30, 2016 and 2015 were $225,669 and $147,542, respectively, representing a $78,127 or 53% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs etc.

Research and Development

Research and development expense for the six months ended June 30, 2016 reflected an increase of $70,142 or 85.93% from $81,627 in the six months ended June 30, 2015 to $151,769 for the same period of 2016. In July 2006, the Company opened a new research center with CAU through our subsidiary, Kiwa Shandong, which goes under the name, Kiwa-CAU Bio-Tech Research & Development Center. Pursuant to an agreement reached between CAU and Kiwa Shandong on November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $160,000) each year to fund research at the R&D Center. The term of the agreement is ten years.

The Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”) on November 5, 2015. Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015. Prof. Yong Chang Wu, the authorized representative of IARRP, CAAS, is also one of the Company’s directors effective since November 20, 2015.

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $38,108 and $35,397 for the six months ended June 30, 2016 and 2015, respectively. The increase of penalty expense was mainly due to accrued and unpaid interest on the notes.

Interest Expenses

Net interest expense was $56,443 for the six months ended June 30, 2016 and $56,260 for the same period of 2015. Interest expense included accrued interest on convertible note and other note payable for the six months ended June 30, 2016 and 2015.

Net Income / Loss

During the six months ended June 30, 2016, net income was $238,105, and for the same period of 2015 net loss was $320,826, representing a change of $558,931 or 174.22%. The change was due to the reasons discussed above.

Comprehensive Income/Loss

Comprehensive income for the six months ended June 30, 2016 was $332,210. Comparably, during the same period of 2015, comprehensive loss was $369,732. The change was due to the reasons discussed above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the six months ended June 30, 2016, the advances from related parties, net of repayment by the Company to related parties, was $40,500. As of June 30, 2016, our current liabilities exceeded current assets by $5,831,748, representing a current ratio of 0.179. Comparably, as of December 31, 2015, our current liabilities exceeded current assets by $9,330,130, denoting a current ratio of 0.005.

As of June 30, 2016 and December 31, 2015, we had cash of $12,367 and $721, respectively. Changes in cash balances are outlined as follows:

During the six months ended June 30, 2016, our operations used cash of $148,931 as compared with $55,046 used in the same period of 2015. Cash was mainly used for working capital for public company operation.

During the six months ended June 30, 2016 and 2015, we used $78,775 and nil cash for investing activities.

During the first two quarters of 2016, our financing activities incurred net cash inflow of $216,500, $40,500 of which are generated from advances from related parties, net of repayment to related parties and $176,000 of which are generated from sales of common stock to stockholders. During the six months ended June 30, 2015, we generated $52,929 from financing activities due to proceeds received from related party loans.

Given the facts that:

Outstanding note payable of $360,000 as of June 30, 2016. This note has been in default since July 2007.

To the extent that we are unable to successfully raise capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations, and may have to curtail operations and consider a formal or informal restructuring or reorganization.

Commitments and Contingencies

See Note 11 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on his evaluation, our Chief Executive and Interim Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were ineffective.

Our management has conducted, with the participation of our Chief Executive and Interim Chief Financial Officer, an assessment, including testing of the effectiveness, of our disclosure controls and procedures as of June 30, 2016. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2016.

The specific material weakness identified by the Company’s management as of June 30, 2016 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by June 30, 2016. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2016, (i) the Company issued 2,900,000 shares of common stock to Mr. Wei Li in exchange for the cancellation of approximately $2,900,000 of debt: (ii) the Company issued 240,000 shares of common stock to Yvonne Wang in exchange for the cancellation of $240,000 of debt; (iii) on March 24, 2016, the Company issued 1,000 shares of common stock to Mark E. Crone in payment of amounts due to Mr. Crone for legal services. On April 17, 2016, the Company issued 125,000 shares of common stock to Minqing Zeng in lieu of an investment of $100,000 ($0.80 per share). (iv) On May 9, 2016, the Company issued 50,000 shares of common stock to Tzu-Yun Cheng in lieu of an investment of $40,000 ($0.80 per share). (v) On May 9, 2016, the Company issued 45,000 shares of common stock to Zhiming Zhu in lieu of an investment of $36,000 ($0.80 per share). (vi) On July 20, 2016, the Company issued 20,000 shares of common stock to Hang Zhao in lieu of an investment of $16,000 ($0.80 per share). (vii) On July 20, 2016, the Company issued 10,000 shares of common stock to Shiwei Xie in lieu of an investment of $8,000 ($0.80 per share). (viii) On July 20, 2016, the Company issued 30,000 shares of common stock to Xiaoqiang Yu in lieu of an investment of $24,000 ($0.80 per share).

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

August 15, 2016	By:	/s/ Yvonne Wang
Yvonne Wang, Interim Chief Executive Officer and Interim Chief Financial Officer

