Form 10-Q
period 2016-09-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2016-11-21
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

There were 8,603,981 shares of the issuer’s common stock outstanding as of November 18, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current assets
Cash and cash equivalents	$545	$721
Accounts receivable	1,224,410	-
Prepaid expenses	1,639,583	-
Advance to customer - Gerui	1,677,459	-
Other current assets	58,432	47,453
Total current assets	4,600,429	48,174
Property, plant and equipment - net	69,652	2,807
Rent and utility deposits	37,295	-
Intangible assets	34,112	-
Total assets	$4,741,488	$50,981
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$1,076,266	$300,247
Advances from customers	13,415	13,800
Construction costs payable	266,103	273,722
Due to related parties - trade	1,337,489	1,143,978
Due to related parties - non-trade	107,710	3,166,198
Convertible notes payable	150,250	150,250
Notes payable	360,000	360,000
Salary payable	1,675,900	1,632,881
Taxes payable	586,958	478,209
Penalty payable	462,423	404,752
Interest payable	1,014,480	930,062
Other payable	479,659	-
Accrued expenses and other current liabilities	512,003	524,205
Total current liabilities	8,042,656	9,378,304

Unsecured loans payable	1,723,776	1,773,131
Total long-term liabilities	1,723,776	1,773,131
Total liabilities	9,766,432	11,151,435

Stockholders’ deficiency
Preferred stock - $0.001 par value. Authorized 20,000,000 shares. Issued outstanding 500,000 shares at September 30, 2016 and December 31, 2015, respectively	500	500
Common stock - $0.001 par value. Authorized 100,000,000 shares. Issued and outstanding 8,603,981 and 2,000,000 shares at September 30, 2016 and December 31, 2015, respectively.	8,604	2,000
Additional paid-in capital	15,684,507	9,490,837
Stock subscription receivable	(560,341)	-
Accumulated deficit	(19,993,105)	(20,324,812)
Accumulated other comprehensive loss	(165,109)	(268,979)
Total stockholders’ deficiency	(5,024,944)	(11,100,454)
Total liabilities and stockholders' deficiency	$4,741,488	$50,981

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		<Restated>		<Restated>
Revenue	$1,261,544	$-	$1,971,639	$-
Cost of revenue	(770,451)	-	(770,451)	-
Gross profit	491,093	-	1,201,188	-

Operating expenses
General and administrative	196,019	72,968	421,688	220,510
Research and development	74,783	39,860	226,552	121,487
Total operating expenses	270,802	112,828	648,240	341,997
Operating income (loss)	220,291	(112,828)	552,948	(341,997)

Other expense
Penalty expense	19,564	18,208	57,672	53,605
Interest expense	28,181	28,189	84,624	84,449
Total other expense	47,745	46,397	142,296	138,054
Income (loss) before income tax provision	172,546	(159,225)	410,652	(480,051)
Income tax provision	78,945	-	78,945	-
Net income (loss)	93,601	(159,225)	331,707	(480,051)

Other comprehensive income
Foreign currency translation adjustment	9,765	327,472	103,870	278,566
Comprehensive income (loss)	$103,366	$168,247	$435,577	$(201,485)

Net income(loss) per common share - basic	$0.01	$(0.08)	$0.07	$(0.24)
Net income(loss) per common share - diluted	$0.01	$(0.08)	$0.04	$(0.24)
Weighted average number of common shares outstanding - basic	6,300,700	2,000,000	4,617,535	2,000,000
Weighted average number of common shares outstanding - diluted	7,064,969	2,000,000	7,769,954	2,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
		<Restated>
Cash flows from operating activities:
Net income (loss)	$331,707	$(480,051)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,039	3,293
Provision for penalty payable	57,672	53,605
Accrued interest on convertible notes	84,418	84,357
Issuance of common shares for service	57,717	-
Changes in operating assets and liabilities:
Accounts receivable	(1,240,550)	-
Prepaid expenses	(7,500)	-
Advance to customer - Gerui	(1,700,605)	-
Other current assets	(11,988)	-
Rent and utility deposits	(37,809)	-
Salary payable	93,993	110,604
Taxes payable	123,604	47,604
Due to related parties - trade	226,392	121,487
Accounts payable	794,868	-
Other payable	477,284	(18,752)
Net cash used in operating activities	(737,758)	(77,853)

Cash flows from investing activities:
Purchase of property, plant and equipment	(79,604)	-
Net cash used in investing activities	(79,604)	-

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	51,500	77,988
Proceeds from sale of common stock	766,281	-
Net cash provided by financing activities	817,781	77,988
Effect of exchange rate change	(595)	(18)

Cash and cash equivalents:
Net increase (decrease)	(176)	117
Balance at beginning of period	721	2,963
Balance at end of period	$545	$3,080

Non-cash financing activities:
Issuance of 3,141,000 shares of common stock for repayment of related party loans	$3,141,000	$-
Issuance of 101,947 shares of common stock for payment of accrued salaries	$50,974	$-
Issuance of 1,710,808 shares of common stock for prepaid consulting services	$1,630,583	$-
Advances from related parties to pay for acquisition of intangible assets	$34,112	$-

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Acquisition of Caber Holdings Ltd - On November 30, 2015, we entered into an acquisition agreement (the “Agreement”) with the shareholders of Caber Holdings LTD, whose Chinese name is Hong Kong Baina Group Co., Ltd, located in Hong Kong (“Baina Hong Kong”), and Oriental Baina Co. Ltd. (hereinafter referred to as “Baina Beijing”), Baina Hong Kong’s wholly-owned subsidiary in Beijing, China. Kiwa will rename Baina Beijing to Kiwa Baiao Co. Ltd. Kiwa Baiao Co. Ltd will replace Kiwa’s current subsidiary in China - Kiwa Bio-Tech (Shandong) Co., Ltd (“Kiwa Shandong”) - to operate Kiwa’s bio-fertilizer market expansion and become Kiwa’s platform for future acquisitions of new agricultural-related projects in China. In accordance with the terms of the Agreement, Kiwa agreed to pay US$30,000 to the Baina Hong Kong Shareholders for the acquisition of 100% of the equity of Baina Hong Kong. The acquisition was completed on January 7, 2016. Both Baina Hong Kong and Baina Beijing had no activities before the acquisition date and had no assets and liabilities. The purpose of this acquisition was to acquire Baina Hong Kong’s corporate registration in Hong Kong and in China. The total payment of approximately $34,000 was recorded as intangible assets.

Restatement - Based on the previously restated consolidated financial statements for the year ended December 31, 2014 which were filed with company’s annual report Form 10K for the year ended December 31, 2015, the management of the Company has concluded that consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2015 should be restated to record accrued interest expense of $22,500 and $67,500 respectively. (see Note 9)

2. Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent the realizable or settlement values.

As of September 30, 2016, the Company had cash of $545. The Company had working capital deficit of $3,442,227 and an accumulated deficit of $ 19,993,105 and a stockholders’ deficiency of $5,024,944 as of September 30, 2016. This trend is expected to continue. These factors, among others, create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	As of September 30, 2016	As of December 31, 2015
Balance sheet items, except for equity accounts	US$1 = RMB 6.6714	US$1 = RMB 6.4857

	Nine months ended September 30,
	2016	2015
Items in the statements of income and cash flows	US$1 = RMB 6.5806	US$1 = RMB 6.1735

Impairment of Long-Lived Assets - We periodically evaluate our investment in long-lived assets, including property and equipment, for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Our judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, we make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. Based on our analysis, no further impairment of long-lived assets was charged during the nine months ended September 30, 2016.

Revenue Recognition - The Company’s revenue includes two parts: Part I represents fees per licensing agreement. The Company entered into an agreement with a company, Kangtan Gerui (Beijing) Bio-Tech Co., Ltd. (“Gerui”), to allow Gerui sell products with the Company’s trademark. Gerui will pay 10% of total sales amount to the Company as license fee.

Part II represents the revenues from sales of products purchased. The Company recognized license fees and revenue from sales of products when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015.

4. Prepaid expenses

The Company issued 1,710,808 shares of common stock to three consulting companies for the investor relation consulting service and four individuals for the growth and development strategy consulting service in China, which represents the amount of $1,688,300 based on quoted price at issuance. The Company amortized the consulting fee over the service periods per agreements. For the nine months ended September 30, 2016, the amortization of consulting expense was $57,717.

5. Advance to customer - Gerui

As of September 30, 2016, Advance to customer-Gerui was $1,677,459, which represents the prepayment to Gerui, the main customer, to subcontract the manufacturing of products to an unrelated company, Shandong Deluke Company.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Related Party Transactions and Balances

Amounts due to related parties consisted of the following:

Item	Nature	Notes	September 30, 2016	December 31, 2015
Mr. Wei Li (“Mr. Li”)	Non-trade	(1)	$-	$2,879,307
Kangtai Xinnong Agriculture Tech (Beijing) Co., Ltd. (“Kangtai”)	Non-trade	(2)	-	(12,173)
Ms. Yvonne Wang (“Ms. Wang”)	Non-trade	(3)	107,710	299,064
Subtotal			107,710	3,166,198
Kiwa-CAU R&D Center	Trade	(4)	1,206,644	1,125,553
CAAS IARRP and IAED Institutes	Trade	(5)	130,845	18,425
Subtotal			1,337,489	1,143,978
Total			$1,445,199	$4,310,176

(1)       Mr. Li

Mr. Li was the Chairman of the Board until November 20, 2015 and was the Chief Executive Officer of the Company until July 1, 2015.

Advances and Loans

As of December 31, 2015, the remaining balance due Mr. Li was 2,879,307. During the nine months ended September 30, 2016, Mr. Li received 2,900,000 shares of common stock in lieu of the cancellation and repayment of an aggregate of $2,879,307 and salary payable.

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

On December 31, 2015, the amount due from Kangtai was $12,173. The balance due from Kangtai on September 30, 2016 was nil.

(3)       Ms. Wang

Ms. Wang is the Secretary of the Company until November 20, 2015. Effective as of November 20, 2015, the Company appointed Ms. Wang as the Chairman of the Board. Effective as of December 15, 2015, the Company appointed Ms. Wang as the Company’s Chief Operating Officer.

On December 31, 2015, the amount due to Ms. Wang was $299,064. On March 24, 2016, the Company issued 240,000 shares of common stock to Ms. Wang to pay off the loan balance of $240,000. During the nine months ended September 30, 2016, Ms. Wang paid various expenses on behalf of the Company. As of September 30, 2016, the amount due to Ms. Wang was $107,710.

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

On December 31, 2015, the amount due to Kiwa-CAU R&D Center was $1,125,553. As of September 30, 2016, the outstanding balance due to Kiwa-CAU R&D Center was $1,206,644.

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

On December 31, 2015, the amount due to Kiwa- CAAS IARRP and IAED Institutes R&D Center was $18,425. As of September 30, 2016, the outstanding balance due to Kiwa-CAAS IARRP and IAED Institutes R&D center was $130,845.

7. Other Payable

Other payable includes the payables to two potential investors and subscription received in advance. As of September 30, 2016, those two potential investors made the first payments of $479,659 to the Company and the investment agreements haven’t been reached yet. Those two potential investors are non-related parties.

8. Convertible Notes Payable

Convertible notes payable consists of 6% secured convertible notes issued to FirsTrust Group Inc. on June 29, 2006. The notes beard interest at 6% and were due on June 29, 2009. Once the note is pass due, the interest rate increased to 15% per annum. The Company accrued $16,919 and $16,857 interest expense on convertible notes for the nine months ended September 30, 2016 and 2015, respectively.

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

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, the Company has accrued the penalty of $57,672 and $53,605 for the nine months ended September 30, 2016 and 2015, respectively.

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

9. Note payable

On May 29, 2007, the Company issued a $360,000 promissory note to an unrelated individual. This note bears interest at 18% per annum and was due on July 27, 2007. This note is currently in default and bears interest of 25% per annum (the “Default rate”) until paid in full. This note is secured by a pledge of 6,178,336 (post-reverse split 30,892) shares of the Company’s common stock owned by Investlink (China) Limited, a British Virgin Island corporation. The Company accrued $67,500 and $67,500 interest expense on note payable for the nine months ended September 30, 2016 and 2015, respectively.

10. Stockholders’ Equity

During the nine months ended September 30, 2016, the Company issued 3,140,000 shares of common stock to Mr. Li and Ms. Wang for debt repayment and salary payment for an aggregate amount of $3,141,000 (See Note 6).

The Company issued 1,650,000 shares of common stock to sixteen individual shareholders at $0.8 per share for an aggregate amount of $1,320,000 during the nine months ended September 30, 2016, $560,341 of which has not been received by the Company as of September 30, 2016 and has been recorded in the account of stock subscription receivable.

During the nine months ended September 30, 2016, the Company issued 1,710,808 shares of common stock to three consulting companies for the investor relation consulting service and four individuals for the growth and development strategy consulting service in China, which represents the amount of $1,688,300 based on quoted price at issuance. The Company amortized the consulting fee over the service periods per agreements. For the nine months ended September 30, 2016, the amortization of consulting expense was $57,717.

The Company also issued 101,947 shares of common stock to Jimmy Zhou, prior CEO of the Company, to settle the partial salary payable of $50,974 owed to Jimmy Zhou in August, 2016.

11. Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares of its common stock under its 2004 Stock Incentive Plan. Summary of options issued and outstanding at September 30, 2016 and the movements during the nine months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at December 31, 2015	6,163	$35	$-	1
Exercised	-	-
Expired	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2016	6,163	$35	$-	0.25

Exercisable at September 30, 2016	6,163	$35	$-	0.25

(1)	The market value of the Company’s common stock at September 30, 2016 was $1.43 per share. The outstanding options had no intrinsic value at September 30, 2016.

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

13. Income Tax

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Nine months ended September 30,
	2016	2015
Pre-tax income (loss)	$410,652	$(480,051)

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	139,622	(163,217)
Reconciling items:
Rate differential for PRC earnings	(14,043)	17,465
Change of valuation allowance	220,518	115,152
Non-deductible expenses (Non-taxable income)	(267,152)	30,600
Effective tax expense	$78,945	$-

The provisions for income taxes are summarized as follows:

	Nine months ended September 30,
	2016	2015
Current	$78,945	$-
Deferred	-	-
Total	$78,945	$-

The Company had deferred tax assets as follows:

	September 30, 2016	December 31, 2015
Net operating losses carried forward	$3,511,402	$3,398,402
Less: Valuation allowance	(3,511,402)	(3,398,402)
Net deferred tax assets	$-	$-

The net operating losses carried forward were approximately $8.66 million at September 30, 2016, which will expire between 2016 and 2026. Full valuation allowance has been made because it is considered more likely than not that the deferred tax assets will not be realized through sufficient future earnings of the entity to which the operating losses relate.

14. Subsequent Event

The Company has evaluated subsequent events through the date that these financial statements were issued and determined that there were no subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended September 30, 2016 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2016 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established a subsidiary in China, Kiwa Shandong in 2002, a wholly-owned subsidiary, engaging in the bio-fertilizer business. Formerly, our subsidiary Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”), was engaged in the bio-enhanced feed business. At the end of 2009, Kiwa Tianjin could no longer use its assets including machinery and inventory in the normal course of operations. The Company has classified the bio-enhanced feed business as discontinued operations. Effective on July 11, 2012, the Company formally dissolved Kiwa Tianjin and Kiwa Shandong is inactive as of September 30, 2016.

On November 30, 2015, we entered into an acquisition agreement (the “Agreement”) with the shareholders of Caber Holdings LTD, whose Chinese name is Hong Kong Baina Group Co., Ltd, located in Hong Kong (“Baina Hong Kong”), and Oriental Baina Co. Ltd. (hereinafter referred to as “Baina Beijing”), Baina Hong Kong’s wholly-owned subsidiary in Beijing, China. Kiwa will rename Baina Beijing to Kiwa Baiao Co. Ltd. Kiwa Baiao Co. Ltd will replace Kiwa’s current subsidiary in China - Kiwa Bio-Tech (Shandong) Co., Ltd (“Kiwa Shandong”) - to operate Kiwa’s bio-fertilizer market expansion and become Kiwa’s platform for future acquisitions of new agricultural-related projects in China. In accordance with the terms of the Agreement, Kiwa agreed to pay US$30,000 to the Baina Hong Kong Shareholders for the acquisition of 100% of the equity of Baina Hong Kong. The acquisition was completed on January 7, 2016. Both Baina Hong Kong and Baina Beijing had no activities before the acquisition date and had no assets and liabilities. The purpose of this acquisition was to acquire Baina Hong Kong’s corporate registration in Hong Kong and in China. The total payment of approximately $34,000 was recorded as intangible assets.

We started to generate some revenues in the nine months ended September 30, 2016 compare with no revenues in the nine months ended September 30, 2015. We incurred a net income of $331,707 and a net loss $480,051 for the nine months ended September 30, 2016 and 2015, respectively.

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

The Company also entered into agreement with a company, Qingzhou Agricultural Supply Company (“Qingzhou”), on August 1, 2016, to sell 6500 tons of products before December 31, 2016. As of September 28, 2016, the Company has shipped out all the products and recognized revenue of $1,185,309 during the third quarter of this year.

As of September 30, 2016, the Company had cash of $545. Due to shortage of working capital, we have relied on the proceeds from advances from related parties to provide the necessary to fund the development of our business plan and operations. During the nine months ended September 30, 2016, net amount advanced by related parties was $51,500. These funds are insufficient to execute our business plan as currently contemplated. Management is currently looking for alternative sources of capital to fund our operations.

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

As of September 30, 2016 we had an accumulated deficit of $19,993,105 and a stockholders’ deficiency of $5,024,944. We currently have negative working capital. We will require additional capital to fund our operations.

As of September 30, 2016, our current liabilities were $8,042,656 which exceeded current assets by $3,442,227, representing a current ratio of 0.572; comparably, as of December 31, 2015, we had total current assets of $48,174 and current liabilities of $9,378,304, denoting a current ratio of 0.0051. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to generate sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the enough financing.

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

Results of Operations

Results of Operations for Three Months Ended September 30, 2016 and 2015

Revenue

Revenue was $1,261,544 and nil for the three months ended September 30, 2016 and 2015, respectively. Revenue was generated from licensing our trademark to Gerui of $76,235 and sales of products of $1,185,309. We signed the license agreement with Gerui to allow Gerui to sell fertilizer using our trademark in December 2015 and the sales agreement with Qingzhou to sell fertilizer products in August 2016.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended September 30, 2016 was $770,451, reflecting an increase of 100% from the same period last year. Consequently, gross profit margin as a percentage of total sales is 38.93% compared with nil for the same period last year, principally due to the increase of sales to Qingzhou.

General and Administration

General and administration expenses for the three months ended September 30, 2016 and 2015 were $196,019 and $72,968, respectively, representing a $123,051 or 168.64% increase due to the operations started in 2016. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense, consulting expense and insurance costs etc.

Research and Development

Research and development expense for the three months ended September 30, 2016 reflected an increase of $34,923 or 87.61% from $39,860 in the three months ended September 30, 2015 to $74,783 for the same period of 2016. In July 2006, the Company opened a new research center with CAU through our subsidiary, Kiwa Shandong, which goes under the name, KiwaCAU BioTech Research & Development Center. Pursuant to an agreement reached between CAU and Kiwa Shandong on November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $160,000) each year to fund research at the R&D Center. The term of the agreement is ten years.

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

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $19,564 and $18,208 for three months ended September 30, 2016 and 2015, respectively. The increase of penalty expense was mainly due to accrued and unpaid interest on the notes.

Interest Expenses

Net interest expense was $28,181 for the three months ended September 30, 2016 and $28,189 for the same period of 2015.

Net Income / Loss

During the three months ended September 30, 2016, net income was $93,601 and for the same period of 2015 net loss was $159,225, representing a change of $252,826 or 158.79%. The change was due to the reasons discussed above.

Comprehensive Income/Loss

Comprehensive income for the three months ended September 30, 2016 was $103,366. Comparably, during the same period of 2015, comprehensive income was $168,247. The change was due to the reasons discussed above.

Results of Operations for Nine Months Ended September 30, 2016 and 2015

Revenue

Revenue was $1,971,639 and nil for the nine months ended September 30, 2016 and 2015, respectively. Revenue was generated from licensing our trademark to Gerui of $786,330 and sales of products of $1,185,309. We signed the license agreement with Gerui to allow Gerui to sell fertilizer using our trademark in December 2015 and the sales agreement with Qingzhou to sell fertilizer products in August 2016.

Cost of Revenue and Gross Profit

Cost of revenue for the nine months ended September 30, 2016 was $770,451, reflecting an increase of 100% from the same period last year. Consequently, gross profit margin as a percentage of total sales is 60.92% compared with nil for the same period last year, principally due to the increase of sales to Qingzhou.

General and Administration

General and administration expenses for nine months ended September 30, 2016 and 2015 were $421,688 and $220,510, respectively, representing a $201,178 or 91.2% increase due to the operations started in 2016. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense, consulting expense and insurance costs etc.

Research and Development

Research and development expense for the nine months ended September 30, 2016 reflected an increase of $105,065 or 86.5% from $121,487 in the nine months ended September 30, 2015 to $226,552 for the same period of 2016. In July 2006, the Company opened a new research center with CAU through our subsidiary, Kiwa Shandong, which goes under the name, Kiwa-CAU Bio-Tech Research & Development Center. Pursuant to an agreement reached between CAU and Kiwa Shandong on November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $160,000) each year to fund research at the R&D Center. The term of the agreement is ten years.

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

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $57,672 and $53,605 for the nine months ended September 30, 2016 and 2015, respectively. The increase of penalty expense was mainly due to accrued and unpaid interest on the notes.

Interest Expenses

Net interest expense was $84,624 for the nine months ended September 30, 2016 and $84,449 for the same period of 2015.

Net Income / Loss

During the nine months ended September 30, 2016, net income was $331,707, and for the same period of 2015 net loss was $480,051, representing a change of $811,758 or 169.1%. The change was due to the reasons discussed above.

Comprehensive Income/Loss

Comprehensive income for the nine months ended September 30, 2016 was $435,577. Comparably, during the same period of 2015, comprehensive loss was $201,485. The change was due to the reasons discussed above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the nine months ended September 30, 2016, the advances from related parties, net of repayment by the Company to related parties, was $51,500. As of September 30, 2016, our current liabilities exceeded current assets by $3,442,227, representing a current ratio of 0.572. Comparably, as of December 31, 2015, our current liabilities exceeded current assets by $9,330,130, denoting a current ratio of 0.005.

As of September 30, 2016 and December 31, 2015, we had cash of $545 and $721, respectively. Changes in cash balances are outlined as follows:

During the nine months ended September 30, 2016, our operations used cash of $737,758 as compared with $77,853 used in the same period of 2015. Cash was mainly used for working capital for public company operation.

During the nine months ended September 30, 2016 and 2015, we used $79,604 and nil cash for investing activities.

During the first three quarters of 2016, our financing activities incurred net cash inflow of $817,781, $51,500 of which are generated from advances from related parties, net of repayment to related parties and $766,281 of which are generated from sales of common stock to stockholders. During the nine months ended September 30, 2015, we generated $77,988 from financing activities due to proceeds received from related party loans.

Given the facts that:

Outstanding note payable of $360,000 as of September 30, 2016. This note has been in default since July 2007.

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

Commitments and Contingencies

See Note 12 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

 (a)        Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are not effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s Rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

(b)       Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2016, (1) the Company issued 2,900,000 shares of common stock to Mr. Wei Li in exchange for the cancellation of approximately $2,900,000 of debt: (2) the Company issued 240,000 shares of common stock to Yvonne Wang in exchange for the cancellation of $240,000 of debt; (3) on March 24, 2016, the Company issued 1,000 shares of common stock to Mark E. Crone in payment of amounts due to Mr. Crone for legal services; (4) On April 17, 2016, the Company issued 125,000 shares of common stock to Minqing Zeng in lieu of an investment of $100,000 ($0.80 per share); (5) On May 9, 2016, the Company issued 50,000 shares of common stock to Tzu-Yun Cheng in lieu of an investment of $40,000 ($0.80 per share); (6) On May 9, 2016, the Company issued 45,000 shares of common stock to Zhiming Zhu in lieu of an investment of $36,000 ($0.80 per share); (7) On July 20, 2016, the Company issued 20,000 shares of common stock to Hang Zhao in lieu of an investment of $16,000 ($0.80 per share); (8) On July 20, 2016, the Company issued 10,000 shares of common stock to Shiwei Xie in lieu of an investment of $8,000 ($0.80 per share); (9) On July 20, 2016, the Company issued 30,000 shares of common stock to Xiaoqiang Yu in lieu of an investment of $24,000 ($0.80 per share); (10) On July 21, 2016, the Company issued 20,000 shares of common stock to Hang Zhao in lieu of an investment of $16,000 ($0.80 per share); (11) On July 22, 2016, the Company issued 10,000 shares of common stock to Xiaoqiang Yu in lieu of an investment of $8,000 ($0.80 per share); (12) On July 29, 2016, the Company issued 40,000 shares of common stock to Xiangrong Chen in lieu of an investment of $32,000 ($0.80 per share); (13) On August 11, 2016, the Company issued 101,947 shares of common stock to Jimmy Zhou in lieu of salary payable settlement of $50,974 ($0.50 per share); (14) On August 23, 2016, the Company issued 150,000 shares of common stock to Bing Zhang in lieu of an investment of $120,000 ($0.80 per share); (15) On September 12, 2016, the Company issued 750,000 shares of common stock to Lifeng Liu, Zhenping Li and Qi Jiang in lieu of an investment of $600,000 ($0.80 per share); (16) On September 21, 2016, the Company issued 150,000 shares of common stock to Demei Yang in lieu of an investment of $120,000 ($0.80 per share); (17) On September 22, 2016, the Company issued 150,000 shares of common stock to Weihong Shan in lieu of an investment of $120,000 ($0.80 per share); (18) On September 28, 2016, the Company issued 100,000 shares of common stock to Lei Hou in lieu of an investment of $80,000 ($0.80 per share); (19) On August 29, 2016, the Company issued 60,000 shares of common stock to Qingke Xing in lieu of M&A and financing in China consulting service of $51,000 ($0.85 per share); (20) On August 31, 2016, the Company issued 1,530,808 shares of common stock to Equities.com Inc., Geng Liu, Lixin Tian and Xu Liu in lieu of Investor Relation and growth and development strategy consulting service of $1,515,500 ($0.99 per share); (21) On September 6, 2016, the Company issued 20,000 shares of common stock to Growth Circle Inc. in lieu of investor relation consulting service of $19,800 ($0.99 per share); (22) On September 15, 2016, the Company issued 100,000 shares of common stock to WSMG Advisor Inc. in lieu of investor relation consulting service of $102,000 ($1.02 per share).

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

November 21, 2016	By:	/s/ Yvonne Wang
Yvonne Wang, Interim Chief Executive Officer and Interim Chief Financial Officer

