Form 10-K/A
period 2016-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2017-05-03
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

First Amendment

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

Explanatory Note

This Amendment No. 1 is filed to correct a disclosure in Note 11 to the Company’s Financial Statements relating to Stockholders’ Deficiency.

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

/s/ Yvonne Wang	Chief Executive Officer and Director	May 3, 2017
Yvonne Wang	(Principal Executive Officer)

/s/ Yvonne Wang	Chief Financial Officer	May 3, 2017
Yvonne Wang	(Principal Financial and Accounting Officer)

/s/ Feng Li	Secretary and Director	May 3, 2017
Feng Li

/s/ Qi Wang	Vice President of Technology and Director	May 3, 2017
Qi Wang

/s/ Yong Lin Song	CTO, Director of Technology and Director	May 3, 2017
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

/s/ DYH & Company

Irvine, California

April 17, 2017

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current assets
Cash and cash equivalents	$13,469	$721
Accounts receivable	1,122,754	-
Prepaid expenses	92,504	-
Other receivable	1,561,331	47,453
Advance to suppliers	1,805,044	-

Total current assets	4,595,102	48,174
Property, plant and equipment - net	59,778	2,807
Deposit	34,519	-
Goodwill	34,112	-

Total non-current assets	128,409	2,807
Total assets	$4,723,511	$50,981

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$1,318,802	$269,360
Accrued expenses	35,715	30,887
Advances from customers	12,883	13,800
Construction costs payable	255,539	273,722
Due to related parties - trade	1,283,215	1,143,978
Due to related parties - non-trade	100,798	3,166,198
Convertible notes payable	150,250	150,250
Notes payable	360,000	360,000
Unsecured loans payable	1,655,343	1,773,131
Salary payable	1,688,353	1,632,881
Taxes payable	919,255	478,209
Penalty payable	482,327	404,752
Interest payable	1,042,661	930,062
Other payables	1,019,583	524,205
Total current liabilities	10,324,724	11,151,435

SHAREHOLDER’S DEFICIENCY
Preferred stock - $0.001 par value, Authorized 20,000,000 shares. Issued and outstanding 500,000 and 500,000 shares at December 31, 2016 and 2015, respectively.	500	500
Common stock - $0.001 per value. Authorized 100,000,000 shares. Issued and outstanding $8,728,981 and 2,000,000 shares at December 31, 2016 and 2015	8,729	2,000
Additional paid-in capital	13,789,990	9,490,837
Statutory Reserve	127,884	-
Accumulated deficit	(19,489,400)	(20,324,812)

Accumulated other comprehensive loss	(38,916)	(268,979)
Total stockholders’ deficiency	(5,601,213)	(11,100,454)
Total liabilities and shareholder’s deficiency	$4,723,511	$50,981

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

11. Stockholders’ Deficiency

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

During the year, the Company issued 1,650,000 common shares for cash at $0.8 per share for an aggregate subscribe price equivalent to $1,320,000, of which $759,659 has received while approximately $560,341 remaining subscribe receivable at December 31, 2016.

On November 15, 2016, the Company completed another private offering of common stock to an accredited investor for 125,000 shares of its common stock and warrants to purchase 300,000 shares of Company common stock at an exercise price of $3.00 per share prior to November 15, 2021. The Company may adjust the exercise price for some or all of the warrants under certain terms and conditions. We have determined the issued warrants do not meet the definition of a derivative security, and thus allocated the net proceeds of the sale of the common stock to the par value of the common stock, with the remainder to additional paid in capital.

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

