Form 10-Q
period 2017-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2017-05-15
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number: 000-33167

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

(Exact name of registrant as specified in its charter)

Naveda	77-0632186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Guasti Road, Suite #100, Ontario, California	91761
(Address of principal executive offices)	(Zip Code)

(909) 456-8828 (Registrant’s telephone number, including area code)

310 N. Indian Hill Blvd., #702 Claremont, California 91711
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

There were 9,798,981 shares of the issuer’s common stock outstanding as of May 15, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current assets
Cash and cash equivalents	$140,101	$13,469
Accounts receivable, net	3,772,440	1,122,754
Prepaid expenses	29,619	92,504
Other receivable	2,427,316	1,561,331
Advance to suppliers	139,148	1,805,044

Total current assets	6,508,624	4,595,102
Property, plant and equipment - net	50,146	59,778
Deposit	34,803	34,519
Goodwill	34,112	34,112

Total non-current assets	119,061	128,409
Total assets	$6,627,685	$4,723,511

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$1,337,466	$1,318,802
Accrued expenses	38,437	35,715
Advances from customers	12,989	12,883
Construction costs payable	257,642	255,539
Due to related parties - trade	1,328,736	1,283,215
Due to related parties - non-trade	73,798	100,798
Convertible notes payable	295,377	150,250
Notes payable	360,000	360,000
Unsecured loans payable	1,668,965	1,655,343
Salary payable	1,722,121	1,688,353
Taxes payable	1,159,702	919,255
Penalty payable	502,566	482,327
Interest payable	1,073,439	1,042,661
Other payables	945,222	1,019,583
Total current liabilities	10,776,460	10,324,724

SHAREHOLDER’S EQUITY
Preferred stock - $0.001 par value, Authorized 20,000,000 shares. Issued and outstanding 500,000 and 500,000 shares at March 31, 2017 and December 31, 2016, respectively.	500	500
Common stock - $0.001 per value. Authorized 100,000,000 shares. Issued and outstanding $9,798,981 and 2,000,000 shares at March 31, 2017 and December 31, 2016, respectively	9,799	8,729
Additional paid-in capital	14,965,417	13,789,990
Statutory Reserve	193,691	127,884
Accumulated deficit	(19,247,049)	(19,489,400)
Accumulated other comprehensive loss	(71,132)	(38,916)
Total stockholders’ deficiency	(4,148,775)	(5,601,213)
Total liabilities and shareholder’s equity	$6,627,685	$4,723,511

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue	$3,150,667	$-

Cost of goods sold	2,067,680	-

Gross profit	1,082,987	-

Operating expenses
Research and development	36,291	76,993
Selling expenses	36,286	-
General and administrative	431,570	86,883
Total operating expenses	504,147	163,876
Operating income (loss)	578,840	(163,876)

Other income
License revenue	-	267,010

Other expense
Penalty expense	(20,239)	(18,886)
Interest expense	(31,087)	(28,118)
Total other expense	(51,326)	(47,004)
Net income before income tax	527,514	56,130
Income tax provision	(219,356)	-
Net income	302,715	56,130

Other comprehensive income
Foreign currency translation adjustment	32,216	(35,093)
Total comprehensive income	$340,374	$21,037

Net income per common share - basic	$0.03	$0.03
Net income per common share - diluted	0.03	0.01
Weighted average number of common shares outstanding - basic	$9,257,970	$2,241,743
Weighted average number of common shares outstanding - diluted	10,851,204	4,098,410

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March, 31
	2017	2016
Cash flows from operating activities:
Net income	$308,158	$56,130
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	9,466	1,036
Provision for penalty payable	20,239	18,886
Accrued interest on convertible notes	30,778	28,119
Consulting fee	165,891	-
Changes in operating assets and liabilities:
Accounts receivable	(2,641,137)	(40,616)
Other receivables	(853,360)	(185,120)
Advance to supplier	1,681,189	-
Prepaid expenses	62,983	-
Accounts payable	7,813	-
Accrued expenses	2,443	-
Salary payable	29,303	42,000
Taxes payable	232,944	14,980
Due to related parties - trade	36,282	76,459
Other payable	(79,676)	(10,523)
Net cash provided (used) in operating activities	(986,684)	1,351

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	27,000	38,500
Proceeds from sales of common stock	1,000,000	-
Proceeds from convertible note	145,165
Net cash provided by financing activities	1,172,165	38,500
Effect of exchange rate change	(58,849)	2,073
Cash and cash equivalents:
Net increase	126,632	41,924
Balance at beginning of period	13,469	721
Balance at end of period	$140,101	$42,645

Non-cash financing activities:
Issuance of common stock for debts settlement	$-	$3,141,000
Issuance of common stock for consulting service	$10,605	$-
Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business and Organization

Organization

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

The Company operates through a series of subsidiaries in the Peoples Republic of China as detailed in the following Organizational Chart. The Company had previously operated its business through its subsidiaries Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) and Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin “). Kiwa Tianjin has been dissolved since July, 11, 2012. On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest in Kiwa Shandong to the Transferee for USD $1.00. Currently, the completion of transfer is under the government processing.

Business

The Company’s business plan is to develop and market innovative, manufacture, distribute cost-effective and environmentally safe bio-technological products for agriculture markets primarily in China. The Company has acquired technologies to produce and market bio-fertilizer.

2. Summaries of Significant Accounting Policies

Principle of Consolidation

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

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. There was no allowance for doubtful accounts at March 31, 2017 and December 31, 2016.

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

Shipping and Handling Costs

Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the three months ended March 31, 2017 and 2016 were $ nil, respectively.

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

Other comprehensive income for the three months ended March 31, 2017 and 2016 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive loss.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of March 31, 2017	As of December 31, 2016
Balance sheet items, except for equity accounts	6.8905	6.9472

	Three months ended March 31,
	2017	2016
Items in the statements of comprehensive loss	6.8887	6.5395

Advertising Costs

The Company charges all advertising costs to expense as incurred. The total amounts of advertising costs charged to selling, general and administrative expense were $57,374 and nil for the three months ended March 31, 2017 and 2016, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred. During the three months ended March 31, 2017 and 2016, research and development costs were $36,291 and $76,993, respectively.

Net Loss Per Common Share

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

As of March 31, 2017 and 2016, potentially dilutive securities aggregated 10,851,204 and 4,098,410 shares of common stock, respectively.

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

No stock based compensation was issued or outstanding as of March 31, 2017 and December 31, 2016.

Income Tax Provision

Income taxes are accounted for using the asset and liability method. Deferred income taxes are provided for temporary differences in recognizing certain income, expense and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the difference between the tax basis of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. There were no material deferred tax assets or liabilities as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company did not identify any material uncertain tax positions.

As of March 31, 2017, the Company’s returns are subject to examination by federal and state taxing authorities, generally for three years and four years, respectively, after they are filed.

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

Goodwill and Other Intangibles

In accordance with Accounting Standards Update (ASU) No. 2014-02, management evaluates goodwill on an annual basis in the fourth quarter of more frequently if management believes indicators of impairment exist. Such indicators could, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair value of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, with utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the three months ended March 31, 2017 resulted in no impairment losses.

3. Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2017, the Company’s current liabilities substantially exceeded its current assets by $4,267,836, had an accumulated deficit of $19,247,049, and stockholders’ deficiency of $4,148,775. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The management of the Company already raised additional equity for approximately $1,000,000 and convertible note for approximately $145,165 during the first quarter of 2017. The Company is generating additional revenue while seeking additional equity financing. Management is very optimistic about the Company’s continue profitability for the coming years.

4. Accounts Receivable, net

Accounts receivable consisted of the following:

	March 31, 2017	December 31, 2016
Accounts receivable	$3,772,440	$1,122,754
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$3,772,440	$1,122,754

As of March 31, 2017 and December 31, 2016, the management has determined that no allowance for doubtful debts was necessary.

5. Other Receivable

Other receivable consisted of the following:

	March 31, 2017	December 31, 2016
Due to customer-Kangtan Gerui (Beijing) Bio-Tech Co., Ltd.	$1,317,271	$1,522,434
Advance to employees	56,337	31,700
Others	1,053,708	7,197
	$2,427,316	$1,561,331

6. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	March 31, 2017	December 31, 2016
Property, Plant and Equipment
Buildings	$-	$-
Machinery and equipment	-	-
Automobiles	-	-
Office equipment	942	942
Furniture	8,276	8,276
Leasehold improvement	70,871	70,871
Computer software	-	-
Property, plant and equipment - total	$80,089	$80,089
Less: accumulated depreciation	(29,943)	(20,311)
Less: impairment of long-lived assets	-	-
Property, plant and equipment - net	$50,146	$59,778

The building is on a piece of land the use right of which was granted to Kiwa Bio-Tech Products (Shandong) Co., Ltd. by local government free for 10 years and then for another 20 years on a fee calculated according to Kiwa Shandong’s net profit. Since Kiwa Shandong did not generate any net profit, no fee is payable.

Depreciation expense was $9,466 and $nil for the three months ended March 31, 2017 and 2016, respectively.

Impairment of long-lived assets was $nil for the three months ended March 31, 2017 and 2016, respectively.

All of our property, plant and equipment have been held as collateral to secure the 6% Notes (see Note 12).

7. Goodwill

On November 30, 2015, Kiwa Bio-tech Products Group Ltd in BVI (“Kiwa BVI”) entered an acquisition agreement with shareholders of Caber Holdings Ltd. (“Acquiree”) in Hong Kong to acquire 100 percent entity interest of the acquiree, including a wholly owned subsidiary, Oriental Baina Co., Ltd. in Beijing for US$30,000. The acquisition was completed in January, 2016. On the acquisition date, there was no any asset or liability acquired, and thus no fair value was allocated to asset and liability. Including legal fee and government fees, the total payment of approximately $34,112 ($30,000 plus legal fee and government fees totaled $4,112) was recorded as goodwill. The fair value of the goodwill is tested prior to March 31, 2017 and management determined there is no impairment to the goodwill as of March 31, 2017.

8. Construction Costs Payable

Construction costs payable represents outstanding balance to be settled for the first phase of construction of bio-fertilizer facility in Shandong. The balances of construction costs payable as of March 31, 2017 and December 31, 2016 were $257,642 and $255,539, respectively.

On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest, as well as all the obligations in Kiwa Shandong to the Transferee for RMB ¥1.00. Currently, the completion of transfer is under the government processing.

9. Related Party Transactions

Amounts due to related parties consisted of the following as of March 31, 2017 and December 31, 2016:

Item	Nature	Notes	March 31, 2017	December 31, 2016

Ms. Yvonne Wang (“Ms. Wang”)	Non-trade	(1)	73,798	100,798
Kiwa-CAU R&D Center	Trade	(2)	1,131,993	1,122,754
CAAS IARRP and IAED Institutes	Trade	(3)	196,743	160,461
Total			$1,402,534	$1,384,013

(1) Ms. Wang

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

On March 24, 2016, the Company issued 240,000 shares of common stock to Ms. Wang to pay off the loan balance of $240,000. During the three months ended March 31, 2017, Ms. Wang paid various expenses on behalf of the Company. As of March 31, 2017, the amount due to Ms. Wang was $73,798.

(2) Kiwa-CAU R&D Center

In November 2006, Kiwa and China Agricultural University (the “CAU”) agreed to jointly establish a new research and development center, named Kiwa-CAU R&D Center. The term of the agreement was ten years commencing July 1, 2006.

Pursuant to the agreement, Kiwa agree to invest RMB 1 million (approximately $160,000) each year to fund research at Kiwa-CAU R&D Center. Prof. Qi Wang, a director of the Company, is also the director of Kiwa-CAU R&D Center. The Company recorded nil and $38,229 research and development expenses related to this R&D Center for the three months ended March 31, 2017 and 2016, respectively.

(3) CAAS IARRP and IAED Institutes

On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). The term of the Agreement was three years commencing November 20, 2015.

Pursuant to the agreement, Kiwa agree to invest RMB 1 million (approximately $160,000) each year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. Prof. Yong Chang Wu, the authorized representative of IARRP, CAAS, is also one of the Company’s directors effective since November 20, 2015 until March 13, 2017. The Company recorded $36,291 and $38,764 research and development expenses related to the institutes, for the three months ended March 31, 2017 and 2016, respectively.

10. Unsecured Loans Payable

Unsecured loans payable consisted of the following:

Item	March 31, 2017	December 31, 2016
Unsecured loan payable to Zoucheng Municipal Government, non-interest bearing, becoming due within three years from Kiwa Shandong’s first profitable year on a formula basis, interest has not been imputed due to the undeterminable repayment date	$1,283,502	$1,269,880
Unsecured loan payable to Zoucheng Science & Technology Bureau, non-interest bearing, it is due in Kiwa Shandong’s first profitable year, interest has not been imputed due to the undeterminable repayment date	385,463	385,463
Total	$1,668,965	$1,655,343

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

According to the Company’s project agreement, Zoucheng Municipal Government granted the Company use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, the Company has the option to pay a fee of RMB 480,000 ($77,100) per acre for the land use right after the 10-year period until May 2012. The Company may not transfer or pledge the temporary land use right. The Company also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. As of December 31, 2016, the Company has invested approximately $1.91 million for the property, plant and equipment of the project and these assets were impaired as of December 31, 2016.

On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest in Kiwa Shandong to the Transferee for USD $1.00. Currently, the completion of transfer is under the government processing.

11. Convertible Notes Payable

Convertible notes payable consists $ 150,250 of 6% secured convertible notes issued to FirsTrust Group Inc. on June 29, 2006 and $145,127 of 15% convertible note issued to Mr. Geng Liu on January 17, 2017.

6% secured convertible notes

The notes beard interest at 6% and were due on June 29, 2009. Once the note is pass due, the interest rate increased to 15% per annum. The Company accrued $5,557 and $5,619 interest expense on convertible notes for the three months ended March 31, 2017 and 2016, respectively. Interest payable to FirstTrust Group Inc. totaled $188,919 and $183,361 at March 31, 2017 and December 31, 2016, respectively.

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

The Company incurs a financial penalty in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches this or other affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in the Purchase Agreement, the Company has accrued the penalty of $20,239 and $18,886 for the three months ended March 31, 2017 and 2016, respectively.

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

15% convertible notes

On January 17, 2017, the Company entered a Convertible Note Agreement with an individual person with principal of RMB 3 million or approximately USD 435,380. The note bears interest at 15% per annum and will be mature on January 16, 2018. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal and accrued interest to the Company’s common shares with the conversion price of $0.99 per share. As of March 31, 2017, the Company has received partial principal totaled RMB1 million. Using weighted average method, the Company accrued $2,721 interest expense on convertible notes for the three months ended March 31, 2017.

12. Note payable

On May 29, 2007, the Company issued a $360,000 promissory note to an unrelated individual. This note bears interest at 18% per annum and due on July 27, 2007. This note is currently in default and bears interest of 25% per annum (the “Default rate”) until paid in full. This note is secured by a pledge of 6,178,336 (post-reverse split 30,892) shares of the Company’s common stock owned by Investlink (China) Limited, a British Virgin Island corporation. The Company accrued $22,500 and $22,500 interest expense on note payable for the three months ended March 31, 2017 and 2016, respectively.

13. Other payable

Other payable includes the payables to two unrelated potential investors and other liabilities. As of March 31, 2017, two potential investors have made the payments approximately $464,4004 to the Company and the investment agreements have not finalized.

14.Stockholders’ Deficiency

In March, 2016, the Company issued 3,140,000 shares of common stock to Mr. Li and Ms. Wang for debt and salary payable settlement for an aggregate amount of $3,141,000. In addition, the Company issued 101,947 common shares to Jimmy Zhou, former CEO in August 2016, to settle payable to him for $50,974. All of issuances of common shares for settlement of debts were based the stock price on the transaction dates.

During the year ended December 31, 2016, the Company issued 1,650,000 common shares for cash at $0.8 per share for an aggregate subscribe price equivalent to $1,320,000, of which $759,659 has received while approximately $560,341 remaining subscribe receivable at December 31, 2016.

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

In February, 2017, the Company issued 1,000,000 common shares to Mr. Junwei Zheng for cash at $1.00 per share for an aggregate price to $1,000,000, all of which has been received as of March 31, 2017.

On February 15, 2017, the Company entered an consulting agreement with Mr. Yuan Wang to assist the Company in financing projects. The agreement has one year team with a total of USD85,400 that was determined as fair value at the time of execution of the agreement. The total services fee will be recognized based straight-line amortization method over the service term. On March 3, 2017, the Company issued 70,000 common shares to Mr. Yuan Wang based on market price of $1.22 per share. At March 31, 2017, the Company realized $10,675 as a compensation for Mr. Wang’s consulting service for the period of 1.5 months. The $10,675 was allocated between Common Shares for $70 and AIPC for $10,605.

15. Stock-based Compensation

On December 12, 2006, the Company granted options for 2,000,000 shares (10,000 post-reverse split shares) of its common stock under its 2004 Stock Incentive Plan. However, this stock option plan was expired on December 11, 2016, and all outstanding options were forfeited.

On March 15, 2017, the Board of Directors approved a new stock option plan with ten years’ term. As of March 31, 2017, the Company has not granted any option yet.

16. Income Tax

In accordance with the current tax laws in China, Kiwa Shandong is subject to a corporate income tax rate of 25% on its taxable income. However, Kiwa Shandong has not provided for any corporate income taxes since it had no taxable income for the three months ended March 31, 2017 and 2016.

Kiwa Baiao Co., Ltd., is also subject to a corporation income tax rate of 25% on its taxable income. For the three months ended March 31, 2017, it recorded income tax provision for RMB1,511,077 or approximately USD219,356.

No provision for taxes is made for U.S. income tax as the Company has no taxable income in the U.S. In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2017	2016

Pre-tax income (loss)	$527,514	$56,130

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	179,355	19,084
Reconciling items:
Rate differential for PRC earnings	(77,670)	4,898
Change of valuation allowance	110,532	66,602
Non-deductible expenses	7,140	(90,584)
Effective tax expense	$219,356	$-

The Company had deferred tax assets as follows:

	March 31, 2017	December 31, 2016

Net operating losses carried forward	$3,565,236	$3,475,563
Less: Valuation allowance	(3,565,236)	(3,475,563)

Net deferred tax assets	$-	$-

As of March 31, 2017 and December 31, 2016, the Company had approximately $3.6 million and $3.5 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Shandong could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of March 31, 2017 and December 31, 2016, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during three months ended March 31, 2017 and December 31, 2016, and no provision for interest and penalties is deemed necessary as of March 31, 2017 and December 31, 2016.

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

(4) Lease payments

(1) On April 29, 2016, Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. entered an office lease agreement with two-year team. Monthly lease payment and building management fee totaled RMB 77,867 or approximately USD $11,303.

(2) On November 11, 2016, Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. entered an apartment lease agreement for its employees. The lease term is one year with monthly lease payment of RMB 6,000 or approximately USD $871.

(3) In March 15, 2017, Kiwa Bio-Tech (Shenzhen) Co., Ltd, a newly established subsidiary entered an office lease agreement with one-year term. Monthly lease payment is RMB 29,000 or approximately of USD $4,210.

The future lease payments at March 31, 2017 are summarized below.

	Beijing Office	Beijing Apartment	Shenzhen Office	Total
2017	$101,727	$6,384	$37,890	$146,001
2018	$45,212	-	$10,525	$55,737
Thereafter	-	-	-	-

18. Subsequent Events

On May 9, 2017, the Company entered into a Convertible Loan Agreement with Junwei Zheng with principal of approximately US$ 4.5 million (RMB 30,000,000) with a term of 24 months and bearing interest at a rate of Fifteen Percent (15%) per annum. The Loan is convertible at any time at the option of the Lender at a conversion price of $3.50 per share. The net proceeds will be used for the further development of Kiwa products and distribution, as well as for general working capital. As of May 15, 2017, the Company has received partial principal totaled $507,946.

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date these financial statements were issued and has determined that, other than as stated above, there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2017 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established a subsidiary in China, Kiwa Shandong in 2002, a wholly-owned subsidiary, engaging in the bio-fertilizer business. Formerly, our subsidiary Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”), was engaged in the bio-enhanced feed business. At the end of 2009, Kiwa Tianjin could no longer use its assets including machinery and inventory in the normal course of operations. The Company has classified the bio-enhanced feed business as discontinued operations. Effective on July 11, 2012, the Company formally dissolved Kiwa Tianjin and Kiwa Shandong is inactive as and is remaining inactive through March 31, 2017.

On November 30, 2015, we entered into an acquisition agreement (the “Agreement”) with the shareholders of Caber Holdings LTD, whose Chinese name is Hong Kong Baina Group Co., Ltd, located in Hong Kong (“Baina Hong Kong”), and Oriental Baina Co. Ltd. (hereinafter referred to as “Baina Beijing”), Baina Hong Kong’s wholly-owned subsidiary in Beijing, China. Kiwa will rename Baina Beijing to Kiwa Baiao Co. Ltd. Kiwa Baiao Co. Ltd will replace Kiwa’s current subsidiary in China - Kiwa Bio-Tech (Shandong) Co., Ltd (“Kiwa Shandong”) - to operate Kiwa’s bio-fertilizer market expansion and become Kiwa’s platform for future acquisitions of new agricultural-related projects in China. In accordance with the terms of the Agreement, Kiwa agreed to pay US$30,000 to the Baina Hong Kong Shareholders for the acquisition of 100% of the equity of Baina Hong Kong. The acquisition was completed on January 7, 2016. Both Baina Hong Kong and Baina Beijing had no activities before the acquisition date and had no assets and liabilities. The purpose of this acquisition was to acquire Baina Hong Kong’s corporation registration in Hong Kong and In China. The total payment of approximately $34,000 was recorded as intangible assets.

We started to generate revenues from selling Bio Organic fertilizers in the third quarter of 2016 and through March 31, 2017. Comparing with three months ended March 31, 2017 and 2016, there was no sales revenues in the three months ended March 31, 2016 while we recorded approximately $3.15 million revenue for the three months ended March 31, 2017. On the other hand, we generated no license revenue in the first quarter ended March 31, 2017, compared approximately $267,000 license revenues recorded in the first quarter ended March 31, 2016. We incurred a net income of $308,158 and $56,130 for the three months ended March 31, 2017 and 2016, respectively.

On December 17, 2015, the Company entered into an agreement with Kangtan Gerui (Beijing) Bio-Tech Co., Ltd. (“Gerui”), to grant Gerui to sell products with the Company’s trademark starting in the first quarter of 2016. According to the agreement, Gerui will pay 10% of total sales revenue to the Company as license fee. The Company recognized license fees when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured. Starting the fourth quarter of 2016, no more licensing revenue would be received and recognized. The Company began using its own trademark to generate sales revenue.

As of March 31, 2017, the Company had cash of $141,101. Due to shortage of working capital, we have relied on the proceeds from advances from related parties to fund the development of our business plan and operations. Meanwhile, The Company is generating additional revenue while seeking additional equity and or debt financing. Management of the Company already raised additional equity for approximately $1,000,000 and approximately $145,127 from issuance of convertible note during the first quarter of 2017. Management is very optimistic about the Company’s continue profitability for the coming years.

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

As of March 31, 2017 we had an accumulated deficit of $19,247,049. We currently have negative working capital,and we require additional cash to fund our operations.

As of March 31, 2017, our current liabilities were $10,776,460 which exceeded current assets by $4,267,836, representing a current ratio of 0.60; comparably, as of December 31, 2016, we had total current assets of $4,595,102 and current liabilities of $10,324,724, denoting a current ratio of 0.445. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to generate sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the enough financing.

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

Results of Operations

Results of Operations for Three Months Ended March 31, 2017 and 2016

Revenue

Revenue was $3,150,667 and nil for the three months ended March 31, 2017 and 2016, respectively. Revenue was generated from sales of products.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended March 31, 2017 was $2,067,680, reflecting an increase of 100% from the same period last year. Consequently, gross margin as a percentage of total sales is 34.37% compared with nil for the same period last year, principally due to the increase of sales of products.

Selling Expense

Selling expenses for the three months ended March 31, 2017 and 2016 were $36,286 and nil, respectively, representing a 100% increase from the same period last year. Selling expenses include salaries of sales personnel, sales commission, travel and entertainment etc.

General and Administration

General and administration expenses for the three months ended March 31, 2017 and 2016 were $431,570 and $86,883, respectively, representing a $344,687 or 396.72% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense, consulting expense and insurance costs etc.

Research and Development

Research and development expense for the three months ended March 31, 2017 reflected a decrease of $40,702 or 52.86% from $76,993 in the three months ended March 31, 2016 to $36,291 for the same period of 2017. In July 2006, the Company opened a new research center with CAU through our subsidiary, Kiwa Shandong, which goes under the name, KiwaCAU BioTech Research & Development Center. Pursuant to an agreement reached between CAU and Kiwa Shandong on November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $160,000) each year to fund research at the R&D Center. The term of the agreement is ten years. The agreement expired on June, 2016.

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

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $20,239 and $18,886 for three months ended March 31, 2017 and 2016, respectively. The increase of penalty expense was mainly due to accrued and unpaid interest on the notes.

Interest Expenses

Net interest expense was $31,087 for the three months ended March 31, 2017 and $28,118 for the same period of 2016. Interest expense included accrued interest on convertible note and other note payable for the three months ended March 31, 2017 and 2016.

Other Income (License revenue)

Other income was nil and $267,010 for the three months ended March 31, 2017 and 2016, respectively. Revenue was generated from licensing our trademark to Gerui. We signed the license agreement with Gerui to allow Gerui to sell fertilizer using our trademark in December 2015.

Net Income / Loss

During the three months ended March 31, 2017, net income was $308,158 and for the same period of 2016 net income was $56,130, representing a change of $252,028 or 449%. The change was due to the reasons discussed above.

Comprehensive Income/Loss

Comprehensive income for the three months ended March 31, 2017 was $340,374. Comparably, during the same period of 2016, comprehensive income was $21,037. The change was due to the reasons discussed above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the three months ended March 31, 2017, the advances from related parties, net of repayment by the Company to related parties, was $73,798. As of March 31, 2017, our current liabilities exceeded current assets by $4,267,836, representing a current ratio of 0.60. Comparably, as of December 31, 2016, our current liabilities exceeded current assets by $5,729,622, denoting a current ratio of 0.445.

As of March 31, 2017 and December 31, 2016, we had cash of $140,101 and $13,469, respectively. Changes in cash balances are outlined as follows:

During the three months ended March 31, 2017, our operations used cash of $986,684 as compared with $1,351 provided in the same period of 2016. Cash was mainly used for working capital for public company operation.

During the three months ended March 31, 2017 and 2016, we used nil cash for investing activities.

During the three months ended March 31, 2017, our financing activities incurred net cash inflow of $1,172,165, $27,000 of which are generated from advances from related parties, $1,000,000 of which are generated from sales of common stock and $145,165 of which are generated from convertible note. During the three months ended March 31, 2016, we generated $38,500 from financing activities due to proceeds received from related party loans.

Given the facts that:

Outstanding note payable of $360,000 as of March 31, 2017. This note has been in default since July 2007.

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

Commitments and Contingencies

See Note 12 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the current quarter ended March 31, 2017, to have materially affected the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants during the period from January 1, 2017 through May 15, 2017, which were not registered under the Securities Act:

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

May 15, 2017	By:	/s/ Yvonne Wang
Yvonne Wang, Interim Chief Executive Officer and Interim Chief Financial Officer

