Form 10-Q/A
period 2017-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2017-05-17
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this Amendment No. 1 to Kiwa Bio-Tech Products Group Corporation’s Quarterly Report on Form 10-Q for the three months ending March 31, 2017 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 15, 2017, is to furnish Amended Exhibits 101 to the Form 10-Q in accordance with Rule 201(c) and Rule 405 of Regulation S-T. Exhibits 101 provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). This Amendment No. 1 to the Form 10-Q also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue	$3,150,667	$-

Cost of goods sold	2,067,680	-

Gross profit	1,082,987	-

Operating expenses
Research and development	36,291	76,993
Selling expenses	36,286	-
General and administrative	431,570	86,883
Total operating expenses	504,147	163,876
Operating income (loss)	578,840	(163,876)

Other income
License revenue	-	267,010

Other expense
Penalty expense	(20,239)	(18,886)
Interest expense	(31,087)	(28,118)
Total other expense	(51,326)	(47,004)
Net income before income tax	527,514	56,130
Income tax provision	(219,356)	-
Net income	308,158	56,130

Other comprehensive income
Foreign currency translation adjustment	32,216	(35,093)
Total comprehensive income	$340,374	$21,037

Net income per common share - basic	$0.03	$0.03
Net income per common share - diluted	0.03	0.01
Weighted average number of common shares outstanding - basic	$9,257,970	$2,241,743
Weighted average number of common shares outstanding - diluted	10,851,204	4,098,410

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

4. Accounts Receivable, net

Accounts receivable consisted of the following:

	March 31, 2017	December 31, 2016
Accounts receivable	$3,772,440	$1,122,754
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$3,772,440	$1,122,754

As of March 31, 2017 and December 31, 2016, the management has determined that no allowance for doubtful debts was necessary.

5. Other Receivable

Other receivable consisted of the following:

	March 31, 2017	December 31, 2016
Due to customer-Kangtan Gerui (Beijing) Bio-Tech Co., Ltd.	$1,317,271	$1,522,434
Weifang Deluke	1,053,708	0
Advance to employees	56,337	7,197
	$2,427,316	$1,561,331

On May 10, 2017, the Company collected from Weifang Druek Fertilizer Co., Ltd. of repayments totaled RMB 6,860,000 or approximately USD 995,574.

6. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	March 31, 2017	December 31, 2016
Property, Plant and Equipment
Buildings	$-	$-
Machinery and equipment	-	-
Automobiles	-	-
Office equipment	942	942
Furniture	8,276	8,276
Leasehold improvement	70,871	70,871
Computer software	-	-
Property, plant and equipment - total	$80,089	$80,089
Less: accumulated depreciation	(29,943)	(20,311)
Less: impairment of long-lived assets	-	-
Property, plant and equipment - net	$50,146	$59,778

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

On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest, as well as all the obligations in Kiwa Shandong to the Transferee for USD $1.00. Currently, the completion of transfer is under the government processing.

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

15% convertible notes

On January 17, 2017, the Company entered a Convertible Note Agreement with an individual person with principal of RMB 3 million or approximately USD 435,380. The note bears interest at 15% per annum and will be mature on January 16, 2018. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal and accrued interest to the Company’s common shares with a conversion price of $0.99 per share. As of March 31, 2017, the Company has received partial principal totaled RMB1 million. Using weighted average method, the Company accrued $2,721 interest expense on convertible notes for the three months ended March 31, 2017.

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

13. Other payable

Other payable includes the payables to two unrelated potential investors and other liabilities. As of March 31, 2017, two potential investors have made the payments approximately $464,407 to the Company and the investment agreements have not finalized.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

May 16, 2017	By:	/s/ Yvonne Wang
Yvonne Wang, Interim Chief Executive Officer and Interim Chief Financial Officer

