Form 10-Q
period 2017-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2017-08-14
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 14, 2017, the Company had 10,459,217 shares of common stock, $0.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$71,554	$13,469
Accounts receivable, net	9,425,359	1,122,754
Prepaid expenses	66,769	92,504
Other receivable	1,471,291	1,561,331
Rent Deposit-current	39,301	-
Advance to suppliers	1,255,218	1,805,044
Total current assets	12,329,492	4,595,102
OTHER ASSETS
Property, plant and equipment, net	43,312	59,778
Rent Deposit-non current	33,907	34,519
Deposit for Long-Term Investment	147,423	-
Goodwill and Intangible Assets	35,114	34,112
Total non-current assets	259,756	128,409
Total assets	$12,589,248	$4,723,511

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)
Current liabilities
Accounts payable	$4,697,764	$1,318,802
Accrued expenses	17,183	35,715
Advances from customers	-	12,883
Construction costs payable	-	255,539
Due to related parties - trade	-	1,122,754
R&D expense payable	233,598	160,461
Due to related parties - non-trade	83,798	100,798
Convertible notes payable	1,106,205	150,250
Notes payable	360,000	360,000
Unsecured loans payable	-	1,655,343
Salary payable	1,225,869	1,688,353
Taxes payable	616,908	919,255
Penalty payable	523,140	482,327
Interest payable	1,124,638	1,042,661
Other payables	865,793	1,019,583
Total current liabilities	10,854,896	10,324,724

SHAREHOLDER’S EQUITY(DEFICIENCY)
Preferred stock - $0.001 par value, Authorized 20,000,000 shares. Issued and outstanding 500,000 and 500,000 shares at June 30, 2017 and December 31, 2016, respectively.	500	500
Common stock - $0.001 per value. Authorized 100,000,000 shares. Issued and outstanding $10,028,219 and 8,728,981 shares at June 30, 2017 and December 31, 2016, respectively	10,028	8,729
Additional paid-in capital	15,741,427	13,789,990
Statutory Reserve	307,350	127,884
Accumulated deficit	(14,343,604)	(19,489,400)
Accumulated other comprehensive gain (loss)	18,651	(38,916)
Total stockholders’ equity (deficiency)	1,734,352	(5,601,213)
Total liabilities and shareholder’s equity	$12,589,248	$4,723,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$5,682,108	$-	$8,827,897	$-

Cost of goods sold	(3,970,915)	-	(6,034,924)	-

Gross Profit	1,711,193	-	2,792,973	-

Operating expenses
Selling expense	54,232	-	90,485	-
Research and development	36,433	74,776	72,724	151,769
General and administrative	664,019	138,786	1,095,396	225,670
Total operating expenses	754,685	213,562	1,258,606	377,439

Operating income (loss)	956,508	(213,562)	1,534,367	(377,439)

Other Income
License revenue	-	443,085	-	710,095

Other expense
Penalty expense	(20,575)	(19,223)	(40,814)	(38,108)
Interest expense	(52,346)	(28,325)	(83,430)	(56,443)
Total other expense	(72,921)	(47,548)	(124,244)	(94,551)

Income from continuing operations before income taxes	883,587	181,975	1,410,123	238,105
Income taxes	(379,973)	-	(599,022)	-
Income from continuing operations	503,614	181,975	811,101	238,105

Discontinued operations
Gain from discontinued operations, net of taxes	4,513,363	-	4,514,161	-

Net Income	5,016,977	181,975	5,325,262	238,105

Other comprehensive income
Foreign currency translation adjustment	89,910	129,199	57,567	94,105
Total comprehensive income	$5,106,887	$311,174	$5,382,830	$332,210

Earnings per share – Basis:
Income from continuing operations	0.05	0.07	0.09	0.06
Discontinued operations	0.46	-	0.47	-
Net Income	0.51	0.07	0.56	0.06

Earnings per share – Diluted:
Income from continuing operations	0.05	0.05	0.08	0.04
Discontinued operations	0.40	-	0.41	-
Net Income	0.45	0.05	0.49	0.04

Weighted average number of common shares outstanding - basic	9,865,031	2,617,584	9,564,506	3,766,705
Weighted average number of common shares outstanding - diluted	11,360,700	3,550,696	11,033,303	5,623,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June, 30
	2017	2016
Cash flows from operating activities:
Net income	$5,325,262	$238,105
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	17,787	3,073
Amortization	58	-
Provision for penalty payable	40,813	38,108
Accrued interest on convertible notes	83,430	56,443
Employee benefits	102,743	-
Consulting fee	372,465	-
Changes in operating assets and liabilities:
Accounts receivable	(8,164,649)	(54,940)
Other receivables	126,080	(1,210,111)
Advance to supplier	585,523	-
Rent & Utility Deposit	(37,412)	-
Prepaid expenses	26,626	-
Accounts payable	3,302,256	49,999
Advance from customers	(13,018)	-
Accrued expenses	(19,089)	-
Salary payable	(468,631)	78,080
Taxes payable	(320,211)	29,982
Due to related parties - trade	(1,061,367)	153,033
Other payable	(166,874)	469,297
Loan payable	(1,672,666)	-
Construction cost payable	(258,213)	-
Net cash used in operating activities	(2,199,087)	(148,931)

Cash flows from investing activities:
Purchase of intangible assets	(1,047)
Investment in subsidiary	(145,449)	-
Purchase of property plant and equipment	(1,286)	(78,775)
Net cash used by investing activities	(147,782)	(78,775)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	17,000	40,500
Proceeds from sales of common stock	1,481,508	176,000
Proceeds from convertible note	955,955	-
Net cash provided by financing activities	2,454,463	216,500

Effect of exchange rate change	(49,509)	22,852

Cash and cash equivalents:
Net increase	58,085	11,646
Balance at beginning of period	13,469	721
Balance at end of period	$71,554	$12,367

Non-cash financing activities:
Issuance of common stock for debts settlement	$-	$3,141,000
Issuance of common stock for consulting service	$179,897	$-
Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$411,846	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company operates through a series of subsidiaries in the Peoples Republic of China as detailed in the following Organizational Chart. The Company had previously operated its business through its subsidiaries Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) and Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin “). Kiwa Tianjin has been dissolved since July 11, 2012. On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest in Kiwa Shandong to the Transferee for USD $1.00. On April 12, 2017, the government processing of transfer has been completed.

Business

The Company’s business plan is to develop and market innovative, manufacture, distribute cost-effective and environmentally safe bio-technological products for agriculture markets primarily in China. The Company has acquired technologies to produce and market bio-fertilizer.

2. Summaries of Significant Accounting Policies

Principle of Consolidation

These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Kiwa BVI, Hong Kong Baina Group Holding Company, Kiwa Baiao Bio-Tech (Beijing) Co., Ltd, Kiwa Baiao Bio-Tech (Shandong) Co., Ltd (“Kiwa Shandong”), Kiwa Bio-Tech Products (Shenzhen) Co., Ltd and Kiwa Bio-Tech Products (Hebei) Co., Ltd. All significant inter-company balances or transactions are eliminated on consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carring amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents.

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

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. There was no allowance for doubtful accounts at June 30, 2017 and December 31, 2016.

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

Goodwill and Other Intangibles

In accordance with Accounting Standards Update (ASU) No. 2014-02, management evaluates goodwill on an annual basis in the fourth quarter of more frequently if management believes indicators of impairment exist. Such indicators could, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair value of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, with utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, management performs the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. The Company’s evaluation of goodwill completed during the three and six months ended June 30, 2017 resulted in no impairment losses.

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

The Company derives its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via invoice; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Advertising Costs

The Company charges all advertising costs to expense as incurred. The total amounts of advertising costs charged to selling, general and administrative expense were $58,419 and nil for the six months ended June 30, 2017 and 2016, and were $935 and nil for the three months ended June 30, 2017 and 2016, respectively.

Research and Development Costs

Research and development costs are charged to expense as incurred. During the six months ended June 30, 2017 and 2016, research and development costs were $72,724 and $151,769, respectively. During the three months ended June 30, 2017 and 2016, research and development costs were $36,433 and $74,776, respectively.

Shipping and Handling Costs

Substantially all costs of shipping and handling of products to customers are included in selling expense. Shipping and handling costs for the three and six months ended June 30, 2017 and 2016 were nil, respectively.

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

Stock Based Compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Under FASB ASC Topic 718 and FASB ASC Subtopic 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as an expense as the goods or services are received.

Foreign Currency Translation and Other Comprehensive Income

The Company uses United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. However, the Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the functional currency of the economic environment in which its operations are conducted. In general, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of comprehensive loss and the statement of cash flow are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

Other comprehensive income for the six months ended June 30, 2017 and 2016 represented foreign currency translation adjustments and were included in the consolidated statements of comprehensive loss.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of June 30, 2017	As of December 31, 2016
Balance sheet items, except for equity accounts	6.7832	6.9472

	Six months ended June 30
	2017	2016
Items in the statements of comprehensive loss	6.8753	6.5345

Earnings Per Common Share

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, and approved in July 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, ASU 2014-09 is now effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December IS, 2018, including interim periods within those fiscal years. Early application is permitted. The Company has not yet evaluated the impact of the adoption of ASU 2016-02 on the Company’s financial statement presentation or disclosures.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (ASU 2017-09), Compensation — Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 which will become effective for annual periods beginning after December 15, 2017 and for interim periods within those annual periods, is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. Accounts Receivable, net

Accounts receivable consisted of the following:

	June 30, 2017	December 31, 2016
Accounts receivable	$9,425,359	$1,122,754
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$9,425,359	$1,122,754

As of June 30, 2017 and December 31, 2016, the management has determined that no allowance for doubtful debts was necessary.

4. Prepaid Expense

Prepaid expenses consisted of the following:

	June 30, 2017	December 31, 2016
Prepaid office rent	$28,021	$12,504
Prepaid government filing expense	33,588	5,000
Prepaid packaging expense	-	75,000
Prepayment for purchasing furniture	5,160	-
	$66,769	$92,504

5. Other Receivable

Other receivable consisted of the following:

	June 30, 2017	December 31, 2016
Due from customer-Kangtan Gerui (Beijing) Bio-Tech Co., Ltd.	1,338,111	1,522,435
Advance to employees	105,171	31,700
Others	28,009	7,196
Less: Allowance for doubtful debts	-	-
Other receivable, net	$1,471,291	$1,561,331

Due from customer-Kangtan Gerui (Beijing) Bio-Tech Co.,Ltd. represents the remaining balance of advancement for production of fertilizers during the first through the third quarter of 2016. In September 2016, the Company obtained a fertilizer sales permit from Chinese government and began to sell the products by their own and gradually decrease the business cooperation with Gerui.

For the six months ended June 30, 2017, the Company has collected $184,324 advancement from Gerui and management has determined that no allowance for doubtful debts was necessary.

6. Advance to suppliers

Since currently the Company does not have manufacturing facility, it has contracted with several third parties to produce fertilizer products. Pursuant to the agreements entered by the Company and those third party companies, the Company was required to make partially prepayments in advance of purchase or completion of productions. As of June 30, 2017 and December 31, 2016, such advance to suppliers was $ 1,255,218 and $1,805,044, respectively.

7. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	June 30, 2017	December 31, 2016
Office equipment	$942	$942
Furniture	10,260	8,276
Leasehold improvement	72,174	70,871
Total Property, plant and equipment	$83,376	$80,089
Less: accumulated depreciation	(40,064)	(20,311)
Less: impairment of long-lived assets	-	-
Property, plant and equipment - net	$43,312	$59,778

Depreciation expense was $17,787 and $ 3,073 for the six months ended June 30, 2017 and 2016, and $8,318 and $3,073 for the three months ended June 30, 2017 and 2016, respectively.

Impairment of long-lived assets was nil for the three and six months ended June 30, 2017 and 2016, respectively.

All of our property, plant and equipment have been held as collateral to secure the 6% Notes (see Note 14).

8. Deposit for long-term investment

On June 8, 2017, the Company entered an equity purchase agreement with Yantai Peng Hao New Materials Technology Co. Ltd., which relates to the acquisition of a new factory for purchase price of about $2.2 million (approximately RMB 15 million). The factory to be acquired by the Company will be completed in accordance with the Company’s construction plan to facilitate the production design of combining of microbial fermentation and terminal fertilizer products.

Pursuant to the payment terms of purchase agreement, the Company made the first payment of $147,423 (approximately RMB 1,000,000) to Yantai Peng Hao New Materials Technology Co. Ltd. on June 30, 2017.

9. Goodwill and other intangibles

On November 30, 2015, Kiwa Bio-tech Products Group Ltd in BVI (“Kiwa BVI”) entered an acquisition agreement with shareholders of Caber Holdings Ltd. (“Acquiree”) in Hong Kong to acquire 100 percent entity interest of the acquiree, including a wholly owned subsidiary, Oriental Baina Co., Ltd. in Beijing for US$30,000. The acquisition was completed in January, 2016. On the acquisition date, there was no any asset or liability acquired, and thus no fair value was allocated to asset and liability. Including legal fee and government fees, the total payment of approximately $34,112 ($30,000 plus legal fee and government fees totaled $4,112) was recorded as goodwill. The fair value of the goodwill is tested prior to June 30, 2017 and management determined there is no impairment to the goodwill as of June 30, 2017.

The Company purchased the computer software in May, 2017, which cost was $ 1,061. Amortization expense for the three and six months ended June 30, 2017 was $59 and nil.

10. Construction Costs Payable

Construction costs payable mainly represents the payables which had been carried on Kiwa Shandong’s book for a length of years. As of December 31, 2016, construction costs payable was $255,539.

On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest, as well as all the obligations in Kiwa Shandong to the Transferee for USD $1.00. On April 12, 2017, the transaction was completed and the balance was removed.

11. Related Party Transactions

(1). Amounts due to related parties

Amounts due to related parties consisted of the following as of June 30, 2017 and December 31, 2016:

Item	Nature	Notes	June 30, 2017	December 31, 2016
Kiwa-CAU R&D Center	Trade	(b)	-	1,122,754
CAAS IARRP and IAED Institutes	Trade	(c)	-	160,461
Total			$-	$1,283,215

(a) Yvonne Wang

Ms. Wang is a board member and Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer. From time to time, Ms. Wang paid various expenses on behalf of the Company. As of June 30, 2017 and December 31, 2016, the amount due to Ms. Wang was $83,798 and $100,798, respectively.

(b) In November 2006, Kiwa and China Agricultural University (the “CAU”) agreed to jointly establish a new research and development center, named Kiwa-CAU R&D Center. Pursuant to the agreement, Kiwa committed to fund RMB 1 million (approximately $160,000) annually to the research center. Prof. Qi Wang, a director of the Company was also the director of Kiwa-CAU R&D Center. Although the agreement was expired on June 30, 2016, the payable balance remains on Kiwa Shandong’s book until April 12, 2017 when the transaction of transfer Kiwa Shandone’s all assets and liabilities to Dian ShiCheng Jing (Beijing) was completed.

The Company recorded nil and $36,363 research and development expenses related to this Kiwa-CAU R&D Center for the six months ended June 30, 2017 and 2016, respectively.

(c) On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). The term of the Agreement was three years ends on November 4, 2017.

Pursuant to the agreement, Kiwa agree to invest RMB 1 million (approximately $160,000) each year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. Prof. Yong Chang Wu, the authorized representative of IARRP, CAAS, was also one of the Company's directors until he resigned on March 13, 2017. Since Prof. Yong Chang Wu is no longer a board member, the balance of $233,598 at June 30, 2017 has been reclassified from part due to related party – trade to R&D expenses payable.

The Company recorded $36,291and $38,764 research and development expenses related to the institutes, for the six months ended June 30, 2017 and 2016, respectively.

(2). Convertible Note Payables

(a). Geng Liu

Geng Liu became a shareholder of the Company and has held 500,000 shares of common stock since September, 2016

On January 17, 2017, the Company entered into a Convertible Loan Agreement with Geng Liu wherein the lender agreed to advance of approximately US $442,269 (RMB3,000,000) under a Convertible Promissory Note with a term of 12 months bearing interest at a rate of Fifteen Percent (15%) per annum. The Loan is convertible into Common Stock at any time at the option of the Lender at a conversion price of $ 0.90 per share within the term.

As of June 30, 2017, the Company received proceeds about $147,423 (RMB 1,000,000) from Geng Liu and recorded interest expense related to this note $5,442 and $8,472 for the three and six months ended June 30, 2017, respectively.

(b). Junwei Zheng

Junwei Zheng became a shareholder of the Company and has held 920,000 shares of common stock since March, 2017

On May 9, 2017, Company entered into a Convertible Loan Agreement with Junwei Zheng wherein the lender agreed to advance of approximately US$ 4.5 million (RMB 30,000,000) under a Convertible Promissory Note with a term of 24 months bearing interest at a rate of Fifteen Percent (15%) per annum. The Loan is convertible into Common Stock at any time at the option of the Lender at a conversion price of $3.50 per share within the term

As of June 30, 2017, the Company has received proceeds of about $810,827 (RMB 5,500,000) from Junwei Zheng and the interest expense related to this note was $17,328 for the three and six months ended June 30, 2017.

12. Unsecured Loans Payable

Unsecured loan payable mainly represents the payables of the subsidiary company - Kiwa Shandong, which hadn’t achieved active operation for a lengh of years. As of December 31, 2016, construction costs payable was $1,655,343.

On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest, as well as all the obligations in Kiwa Shandong to the Transferee for USD $1.00. On April 12, 2017, the transaction was completed.

13. Convertible Notes Payable

Convertible notes payable consists $ 150,250 of 6% secured convertible notes issued to FirsTrust Group Inc. on June 29, 2006 , $145,127 of 15% convertible note issued to Mr. Geng Liu on January 17, 2017 and $810,827 of 15% convertible note issued to Mr. Junwei Zheng on May 9, 2017.

6% secured convertible notes

In 2006, we completed a $2.45 million 6% Secured Convertible Note (“6% Convertible Note”) transaction with six institutional investors, including Nite Capital LP, which purchased a total of $300,000 of the Note in three tranches ($105,000, $90,000, $105,000 respectively). The 6% Convertible Note allows the note holder to convert into shares of our common stock. We filed a registration statement under the Securities Act covering the resale of the shares issued upon conversion of the 6% Notes in 2006 and the registration statement was declared effective on October 13, 2006.

On March 18, 2008, FirsTrust Group, Inc. purchased three remaining 6% Convertible Notes, totaling $168,000 ($59,100, $50,400 and $59,100 respectively), from Nite Capital for a cash payment of $100,000. As of June 30, 2017, there is no other outstanding 6% Note than those owned by FirsTrust Group. The total outstanding Convertible Note payable to FirsTrust is $150,250, and the total accumulated interest and penalty is $194,537 and $523,141, respectively.

15% convertible notes- Geng Liu

On January 17, 2017, the Company entered a Convertible Note Agreement with an individual person with principal of RMB 3 million or approximately $435,380. The note bears interest at 15% per annum and will mature on January 16, 2018. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal and accrued interest to the Company’s common shares with a conversion price of $0.90 per share. As of June 30, 2017, the Company has received partial principal totaled $145,127 (RMB 1 million). The Company accrued $5,442 and $8,472 interest expense on this convertible notes for the three and six months ended June 30, 2017, respectively.

15% convertible notes- Junwei Zheng

On May 9, 2017, the Company entered a Convertible Note Agreement with an individual person with principal of RMB 30 million or approximately $4.5 million. The note bears interest at 15% per annum and will mature on May 8, 2019. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal and accrued interest to the Company’s common shares with a conversion price of $3.5 per share. As of June 30, 2017, the Company has received partial principal totaled $810,827 (RMB 5.5 million). The Company accrued $17,328 interest expense on this convertible notes for both of the six months and three months ended June 30, 2017.

14. Note Payable

On May 29, 2007, the Company issued a $360,000 promissory note (the “Promissory Note”) to an unrelated individual (the “Original Note holder”). This note bears interest at 18% per annum and was due on July 27, 2007. This note is currently in default and bears interest of 25% per annum (the “Default rate”) until paid in full. This note is secured by a pledge of 6,178,336 (post-reverse split 30,892) shares of the Company’s common stock owned by Investlink (China) Limited (the “Pledged Shares”). The Company accrued $45,000 and $45,000 interest expense on note payable for the six months ended June 30, 2017 and 2016, and $22,500 and $22,500 interest expense on note payable for the three months ended June 30, 2017 and 2016, respectively.

As of December 31, 2016, the Original Note holder informed us that all right, title and interests in the Promissory Note has been assigned and transferred to FirsTrust Group, Inc. (“FirsTrust”). As of June 30, 2017, all of $360,000 of Promissory Note to FirsTrust is still outstanding, and total interest of the Promissory Note is $ 904,300. We have begun preliminary discussion with FirsTrust with regards to a potential settlement of the Note, but no agreement has been reached. As of June 30, 2017, with the Company’s acknowledgement, FirsTrust has taken possession of 30,892 Pledged Share from Investline (China) Limited according to the default clause of the Promissory Note.

15. Other Payable

Other payable includes the payables to two unrelated potential investors and other liabilities. As of June 30, 2017, two potential investors have made the payments approximately $471,754 to the Company and the investment agreements have not been finalized. Other payable were $865,793 and $1,019,583 at June 30, 2017 and December 31, 2017, respectively,

16. Stockholders’ Equity

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

During the year ended December 31, 2016, the Company issued 1,650,000 common shares for cash at $0.8 per share for an aggregate subscribe price equivalent to $1,320,000, of which $759,659 has received while approximately $560,341 remaining subscribe receivable at December 31, 2016. The remaining subscribe receivable was totally received in August 3, 2017.

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

During the year ended December 31, 2016, the Company issued 1,710,808 common shares to four consulting companies and three individuals as compensation for their consulting service received. The agreements have the service periods from 6 months to 36 months with a total of $1,688,300 that was determined as fair value at the time of execution of the agreement. The total services fee will be recognized based straight-line amortization method over the service term. The Company recorded $331,800 as consulting service expense for the six months ended June 30, 2017 and $254,250 approximately for the year ended December 31, 2016.

In February, 2017, the Company issued 1,000,000 common shares to Mr. Junwei Zheng for cash at $1.00 per share for an aggregate price to $1,000,000, all of which has been received as of June 30, 2017.

On February 15, 2017, the Company entered a consulting agreement with Mr. Yuan Wang to assist the Company in financing projects. The agreement has one year term with a total of $85,400 that was determined as fair value at the time of execution of the agreement. The total services fee will be recognized based straight-line amortization method over the service term. On March 3, 2017, the Company issued 70,000 common shares to Mr. Yuan Wang based on market price of $1.22 per share. The Company realized $32,025 as a compensation for Mr. Wang’s consulting service for the six months ended June 30, 2017.

On May 25, 2017, the Company issued 19,380 common shares to an individual to assist the Company in financing projects based on market price of $2.74 per share. The agreement has one year term with a total of $53,101 that was determined as fair value at the time of execution of the agreement. The total services fee will be recognized based straight-line amortization method over the service term. The Company recorded $5,237 as consulting service expense for the six months ended June 30, 2017.

On June 1, 2017, the Company issued 15,108 common shares to an individual to assist the Company in technical support based on market price of $2.78 per share. The agreement has one year term with a total of $41,396 that was determined as fair value at the time of execution of the agreement. The total services fee will be recognized based straight-line amortization method over the service term. The Company recorded $3,402 as consulting service expense for the six months ended June 30, 2017.

On June 13, 2017, the Company issued 96,900 common shares to Mr. Yuan Wang for cash at $3.00 per share for an aggregate price to $290,700, all of which has been received as of June 30, 2017.

On June 30, 2017, the Company issued 97,850 common shares to ten employees for cash at $1.95 per share for an aggregate price to $190,807, all of which has been received as of June 30, 2017. The Company determined the fair price per common stock was $3.0 per share, thus the difference of $1.05 per share between fair price per share ($3.00) and the employees purchase price per share ($1.95), totaled $102,273 was recognized as expense of employee benefits and accordingly, credited the same amount to APIC.

Subsequently the Company issued 98,000 shares of common stock for cash $294,000, and 88,000 shares of common stock for consulting service. Please refer to Note 22 Subsequent Events for additional information.

17. Stock-based Compensation

On March 15, 2017, the Board of Directors approved a new stock option plan with ten years’ term. As of June 30, 2017, the Company has not granted any incentive compensation under this plan.

18. Statutory Reserves

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the six months ended June 30, 2017 and the year ended December 31, 2016, statutory reserve activity is as follows:

Balance – January 1, 2016	$-
Addition to statutory reserve in 2016	127,884
Balance – December 31, 2016	127,884
Addition to statutory reserve for the six months ended June 30, 2017	179,466
Balance – June 30, 2017	$307,350

19. Income Tax

In accordance with the current tax laws in China, Kiwa Shandong is subject to a corporate income tax rate of 25% on its taxable income. However, Kiwa Shandong has not provided for any corporate income taxes since it had no taxable income for the six months ended June 30, 2017 and 2016.

Kiwa Baiao Co., Ltd., is also subject to a corporation income tax rate of 25% on its taxable income. For the six months ended June 30, 2017, it recorded income tax provision for RMB 4,112,924 or approximately $598,222. For the three months ended June 30, 2017, it recorded income tax provision for RMB 2,601,847 or approximately $379,973.

Provision for taxes $800 to the minimum California state franchise tax. In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Pre-tax income	$5,396,950	$181,975	$5,924,464	$238,105
U.S. federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at U.S. federal corporation income tax rate	1,834,963	61,872	2,014,318	80,956
Reconciling items:
Rate differential for PRC earnings	(124,683)	8,770	(202,353)	13,668
Change of valuation allowance	195,403	80,006	305,935	146,608
Non-deductible expenses	(1,525,710)	(150,648)	(1,518,877)	(241,232)
Effective tax expenses	$379,973	$-	$599,022	$-

The Company had deferred tax assets as follows:

	June 30, 2017	December 31, 2016

Net operating losses carried forward	$3,458,902	$3,473,331
Less: Valuation allowance	(3,458,902)	(3,473,331)

Net deferred tax assets	$-	$-

As of June 30, 2017 and December 31, 2016, the Company had approximately $3.4 million and $3.4 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Shandong could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of June 30, 2017 and December 31, 2016, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during six months ended June 30, 2017 and December 31, 2016, and no provision for interest and penalties is deemed necessary as of June 30, 2017 and December 31, 2016.

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

20. Commitments and Contingencies

The Company has the following material contractual obligations:

(1) Investment in manufacturing facilities in Penglai City, Shandong Province in China

On June 8, 2017, the Company entered an equity purchase agreement with Yantai Peng Hao New Materials Technology Co. Ltd. (“Acquirer”), which relates to the acquisition of a new factory for purchase price of about $2.2 million (approximately RMB 15 million). The factory to be acquired by the Company will be completed in accordance with the Company’s construction plan to facilitate the production design of combining of microbial fermentation and terminal fertilizer products.

Pursuant to the payment terms of purchase agreement, the Company made the first payment of $147,423 (approximately RMB 1,000,000) to the Acquirer on June, 2017 and will make the second payment of RMB 10,000,000 as long as the Company obtains the land use right certificate and will make the final payment of RMB 4,000,000 after the government processing has been completed.

(2) Strategic cooperation with the institutes in China

On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018.

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

(4) Lease payments

(1) On April 29, 2016, Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. entered an office lease agreement with two-year term. Monthly lease payment and building management fee totaled RMB 77,867 or approximately USD $11,303.

(2) In June 20, 2017, Kiwa Bio-Tech (Shenzhen) Co., Ltd, a newly established subsidiary entered an office lease agreement with two-year term. Monthly lease payment is RMB 115,000 or approximately of USD $16,954. And the previous lease agreement terminated automatically since the landloard is the same one.

(3) On May 5, 2017, Kiwa Bio-Tech Products Group Corporation entered an office lease agreement with 13 months term. Monthly lease payment totaled USD $680.

(4) On July 1, 2017, Kiwa Bio-Tech Products Group Corporation entered an office lease agreement with one-year term. Monthly lease payment totaled USD $1,087.

The future lease payments at June 30, 2017 are summarized below.

	Beijing Office	Shenzhen Office	USA Office	Total
2017	$68,876	$101,722	$10,605	$181,203
2018	$45,917	203,444	$9,925	$259,286
2019	$-	$101,722	$-	$101,722
Thereafter	$-	$-	$-	$-

21. Discontinued Operation

On February 11, 2017, the Company executed an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) whereby the Company transferred all of its right, title and interest in Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Shandong”) to the Transferee for the RMB equivalent of US$1.00. The government processing of the transaction has been completed on April 12, 2017. This transaction was completed and effective on April 12, 2017. The Company recorded a net gain of approximately $4,514,161 during the six months ended June 30, 2017 and approximately $4,513,363 during the three months ended June 30, 2017 based on the discharge of the excess liabilities over the assets of the Kiwa Shandong.

22. Subsequent Events

On July 1, 2017, Kiwa Bio-Tech Products Group Corporation entered an office lease agreement with two-year term. Monthly lease payment totaled USD $1,087.

On July 19, 2017, the Company entered into Common Stock Purchase Agreement with Junwei Zheng. Pursuant to the Agreement, the Company will issue total 245,000 shares of restricted common stock at $3.00 per share price for an aggregate amount of $735,000. As of August 14, 2017, the Company has not received the amount yet.

On July 19, 2017, the Company entered into Common Stock Purchase Agreement with Quanzhen Shen. Pursuant to the Agreement, the Company will issue total 98,000 shares of restricted common stock at $3.00 per share price for an aggregate amount of $294,000. The Company has received the full amount.

On July 19, 2017, the Company issued 49,000 common shares to Quanzhen Shen for her consulting service to assist the Company in financing projects. The number of shares was determined based on the fair value of the service. The agreement has one year term.

On July 18, 2017, the Company issued 39,000 common shares to Yuan Wang in assistance with the Company financing projects. The number of shares was determined based on the fair value of the service. The agreement has one year term.

On August 3, 2017, the Company fully collected $487,627 (RMB 3,360,000) of the entire subscribe receivable balance at December 31, 2016.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established a subsidiary in China, Kiwa Shandong in 2002, a wholly-owned subsidiary, engaging in the bio-fertilizer business. Formerly, our subsidiary Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”), was engaged in the bio-enhanced feed business. At the end of 2009, Kiwa Tianjin could no longer use its assets including machinery and inventory in the normal course of operations. Kiwa Tianjin has been dissolved since July 11, 2012. On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest in Kiwa Shandong to the Transferee for USD $1.00. On April 12, 2017, the government processing of transfer has been completed.

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

We started to generate revenues from selling Bio Organic fertilizers in the third quarter of 2016 and through June 30, 2017. Comparing with six months ended June 30, 2017 and 2016, there was no sales revenues in the six months ended June 30, 2016 while we recorded approximately $8.83 million revenue for the six months ended June 30, 2017. On the other hand, we generated no license revenue in the six months ended June 30, 2017, compared approximately $710,095 license revenues recorded in the six months ended June 30, 2016. We recognized a net income of $5,325,262 and $238,105 for the six months ended June 30, 2017 and 2016, respectively, of which includes $4,514,161 and nil gain from discontinued operations.

As of June 30, 2017, the Company had cash of $71,554. The Company expects to generate additional revenue while seeking additional equity and debt financing. Management of the Company already raised additional equity for approximately $1,481,508 and approximately $955,955 from issuance of convertible note during the six months ended June 30, 2017.

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

Results of Operations

Results of Operations for Three Months Ended June 30, 2017 and 2016

Revenue

Revenue was $5,682,108 and nil for the three months ended June 30, 2017 and 2016, respectively. Revenue was generated from sales of products.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended June 30, 2017 was $3,970,915, reflecting an increase of 100% from the same period last year. Consequently, gross margin as a percentage of total sales is 30.12% compared with nil for the same period last year, principally due to the increase of sales of products.

Selling Expense

Selling expenses for the three months ended June 30, 2017 and 2016 were $54,232 and nil, respectively, representing a 100% increase from the same period last year. Selling expenses include salaries of sales personnel, sales commission, travel and entertainment etc.

General and Administration

General and administration expenses for the three months ended June 30, 2017 and 2016 were $664,019 and $138,786, respectively, representing a $525,233 or 378% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense, consulting expense and insurance costs etc.

Research and Development

Research and development expense for the three months ended June 30, 2017 reflected a decrease of $38,343 or 51.28% from $74,776 in the three months ended June 30, 2016 to $36,433 for the same period of 2017. In July 2006, the Company opened a new research center with CAU through our subsidiary, Kiwa Shandong, which goes under the name, KiwaCAU BioTech Research & Development Center. Pursuant to an agreement reached between CAU and Kiwa Shandong on November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $160,000) each year to fund research at the R&D Center. The term of the agreement is ten years. The agreement expired on June, 2016.

The Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”) on November 5, 2015. Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015. Prof. Yong Chang Wu, the authorized representative of IARRP, CAAS, is also one of the Company’s directors since November 20, 2015 until March 13, 2017.

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $20,575 and $19,223 for three months ended June 30, 2017 and 2016, respectively. The increase of penalty expense was mainly due to accrued and unpaid interest on the notes.

Interest Expenses

Net interest expense was $52,346 for the three months ended June 30, 2017 and $28,325 for the same period of 2016. Interest expense included accrued interest on convertible note and other note payable for the three months ended June 30, 2017 and 2016.

Other Income (License revenue)

Other income was nil and $443,085 for the three months ended June 30, 2017 and 2016, respectively. Revenue was generated from licensing our trademark to Gerui. We signed the license agreement with Gerui to allow Gerui to sell fertilizer using our trademark in December 2015.

Gain from discontinued opereation

Gain from discontinued operation was 4,513,363 and nil for the three months ended June 30, 2017 and 2016, respectively. The Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest, as well as all the obligations in Kiwa Shandong to the Transferee for USD $1.00 on April 12, 2017, which results in 100% increase of gain from discontinued operation for the three months ended June 30, 2017 compared with the same period of 2016.

Net Income

During the three months ended June 30, 2017, net income was $5,016,977 and for the same period of 2016 net income was $181,975, representing a change of $4,835,002 or 2,656.9%. The change was due to the reasons discussed above.

Comprehensive Income

Comprehensive income for the three months ended June 30, 2017 was $5,106,888. Comparably, during the same period of 2016, comprehensive income was $311,174. The change was due to the reasons discussed above.

Results of Operations for Six Months Ended June 30, 2017 and 2016

Revenue

Revenue was $8,827,897 and nil for the six months ended June 30, 2017 and 2016, respectively. Revenue was generated from sales of products.

Cost of Revenue and Gross Profit

Cost of revenue for the six months ended June 30, 2017 was $6,034,924, reflecting an increase of 100% from the same period last year. Consequently, gross margin as a percentage of total sales is 31.64% compared with nil for the same period last year, principally due to the increase of sales of products.

Selling Expense

Selling expenses for the six months ended June 30, 2017 and 2016 were $90,485 and nil, respectively, representing a 100% increase from the same period last year. Selling expenses include salaries of sales personnel, sales commission, travel and entertainment etc.

General and Administration

General and administration expenses for six months ended June 30, 2017 and 2016 were $1,095,396 and $225,670, respectively, representing a $869,726 or 385% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs etc.

Research and Development

Research and development expense for the six months ended June 30, 2017 reflected an decrease of $79,045 or 52.08% from $151,769 in the six months ended June 30, 2016 to $72,724 for the same period of 2017. In July 2006, the Company opened a new research center with CAU through our subsidiary, Kiwa Shandong, which goes under the name, Kiwa-CAU Bio-Tech Research & Development Center. Pursuant to an agreement reached between CAU and Kiwa Shandong on November 14, 2006, Kiwa Shandong agreed to contribute RMB 1 million (approximately $160,000) each year to fund research at the R&D Center. The term of the agreement is ten years.

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

Penalty Expense

The Company incurred liquidated damages resulting from the default of 6% Notes. The penalty charge, which is calculated monthly at 2% of the outstanding amounts of convertible notes and unpaid interest on the notes, was $40,814 and $38,108 for the six months ended June 30, 2017 and 2016, respectively. The increase of penalty expense was mainly due to accrued and unpaid interest on the notes.

Interest Expenses

Net interest expense was $83,430 for the six months ended June 30, 2017 and $56,443 for the same period of 2016. Interest expense included accrued interest on convertible note and other note payable for the six months ended June 30, 2017 and 2016.

Other Income (License revenue)

Other income was nil and $710,095 for the six months ended June 30, 2017 and 2016, respectively. Revenue was generated from licensing our trademark to Gerui. We signed the license agreement with Gerui to allow Gerui to sell fertilizer using our trademark in December 2015.

Gain from discontinued opereation

Gain from discontinued operation was 4,514,161 and nil for the three months ended June 30, 2017 and 2016, respectively. The Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest, as well as all the obligations in Kiwa Shandong to the Transferee for USD $1.00 on April 12, 2017, which results in 100% increase of gain from discontinued operation for the six months ended June 30, 2017 compared with the same period of 2016.

Net Income

During the six months ended June 30, 2017, net income was $5,325,262, and for the same period of 2016 net income was $238,105, representing a change of $5,087,157 or 2136%. The change was due to the reasons discussed above.

Comprehensive Income

Comprehensive income for the six months ended June 30, 2017 was $5,382,830. Comparably, during the same period of 2016, comprehensive loss was $332,210. The change was due to the reasons discussed above.

Liquidity and Capital Resources

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the six months ended June 30, 2017, the advances from related parties, net of repayment by the Company to related parties, was $83,798. As of June 30, 2017, our current assets exceeded current liabilities by $1,474,595, representing a current ratio of 1.13. Comparably, as of December 31, 2016, our current liabilities exceeded current assets by $5,729,622, denoting a current ratio of 0.445.

As of June 30, 2017 and December 31, 2016, we had cash of $71,554 and $13,469, respectively. Changes in cash balances are outlined as follows:

During the six months ended June 30, 2017, our operations used cash of $2,199,087 as compared with $148,931 used in the same period of 2016. Cash was mainly used for working capital for public company operation.

During the six months ended June 30, 2017 and 2016, we used $147,782 and $78,775 for investing activities.

During the six months ended June 30, 2017, our financing activities incurred net cash inflow of $2,454,463, $17,000 of which are generated from advances from related parties, $1,481,508 of which are generated from sales of common stock and $955,955 of which are generated from convertible note. During the six months ended June 30, 2016, we generated $216,500 from financing activities by borrowing from related party and sales of common stock.

Commitments and Contingencies

See Note 20 to the Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the current quarter ended June 30, 2017, to have materially affected the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants during the period from January 1, 2017 through August 14, 2017, which were not registered under the Securities Act:

Name of Purchaser	Issue Date	Security	Shares	Consideration
Junwei Zheng	3/3/17	Common	920,000	Stock Purchase
Yuan Wang	3/3/17	Common	80,000	Stock Purchase
Yuan Wang	3/3/17	Common	70,000	Consultant Fees
Haiping Liu	6/13/17	Common	19,380	Consultant Fees
Yang Yang	6/13/17	Common	96,900	Stock Purchase
Yuan Zeng	6/30/17	Common	21,100	Stock Purchase
Baoyu Ouyang	6/30/17	Common	17,000	Stock Purchase
Honghua Zhang	6/30/17	Common	15,000	Stock Purchase
Weiqiang Xu	6/30/17	Common	10,000	Stock Purchase
Jialin Xiong	6/30/17	Common	3,750	Stock Purchase
Kun Wei	6/30/17	Common	3,000	Stock Purchase
Yanyu Guo	6/30/17	Common	2,000	Stock Purchase
Yanjiao Guo	6/30/17	Common	1,000	Stock Purchase
Mengsha Yuan	6/30/17	Common	10,000	Stock Purchase
Mo Han	6/30/17	Common	15,000	Stock Purchase
Hebe Han	6/30/17	Common	15,108	Stock Purchase
Quanzhen Shen	8/1/17	Common	98,000	Stock Purchase
Quanzhen Shen	8/1/17	Common	49,000	Consultant Fees
Yuan Wang	8/1/17	Common	39,000	Consultant Fees
Junwei Zheng	8/1/17	Common	245,000	Stock Purchase

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

August 14, 2017	By:	/s/ Yvonne Wang
Yvonne Wang, Interim Chief Executive Officer and
Interim Chief Financial Officer

