Form 10-K/A
period 2016-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2017-11-22
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

3200 Guasti Road, Ste 100,

Ontario, CA 91761

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ] Yes [X] No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing bid quotation for the registrant’s common stock, as reported on the OTC Markets Group, Inc., as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,557,238 (based on the closing sale price of the common stock as reported by the OTC QB) on December 31, 2016.

The number of shares of registrant’s common stock outstanding as of November 22, 2017 was 12,543,719.

EXPLANATORY NOTE

This amended Form 10-K replaces the previously-filed Form 10-K which was filed on April 17, 2017. This Report incorporates a re-audit of the Company’s Financial Statements comprising the consolidated balance sheet of Kiwa Bio-Tech Products Group Corporation and its subsidiaries as of December 31, 2016, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2016.

Annual Report on Form 10-K/A

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

The Company operates through a series of subsidiaries in the Peoples Republic of China as detailed in the following Organizational Chart. The Company had previously operated its business through its subsidiaries Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) and Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin “). Kiwa Tianjin has been dissolved since July, 11, 2012. On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest in Kiwa Shandong to the Transferee for RMB 1.00. On April 12, 2017, the government processing of transfer has been completed. Currently, the Company mainly operates its business through its subsidiaries Kiwa Baiao Bio-Tech (Beijing) Co., Ltd, which was acquired in January, 2016 and rename to Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. from Oriental Baina Co., Ltd. in June, 2016, Kiwa Bio-Tech Products (Shenzhen) Co., Ltd, which was incorporated in China in November, 2016 and Kiwa Bio-Tech Products (Hebei) Co., Ltd., which was incorporated in December, 2016. In July, 2017, the Company established Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd. (“Kiwa Asia”) to be the direct holding company of Kiwa Beijing, Kiwa Shenzhen and Kiwa Hebei. The Company established Inner Mongolia Jing Nong Investment & Management, Ltd. (“Kiwa Jing Nong”) in August 2017.

Kiwa Bio-Tech Products Group Corporation (U.S.A)
100% holding
Kiwa Bio-Tech Products Group LTD., (BVI)
100% holding
HK Baina Group Holding Company (Hong Kong)
100% holding
Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd. (Registered in Shenzhen on July 2017)
100% holding
Kiwa Baiao Bio-Tech (Beijing) Co., Ltd (Beijing)
Kiwa Baiao Bio-Tech (Shenzhen) Co., Ltd (Registered in Shenzhen on November 2016)
Kangdu Bio-Tech Hebei., Ltd. (Registered in Hebei On December 2016)
40% holding
Inner Mongolia Jing Nong Investment & Management., Ltd (Registered in Inner Mongolia on August 2017

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

During fiscal 2014, Kiwa-CAU R&D Center had successfully isolated several strains of endophytic bacillus from plants. A number of strains had been observed to have the capability of boosting crop yield and dispelling chemical pesticide residual from soil. These strains could be used for developing not only new biological preparation but also environmental protection preparation. The Company terminated its cooperation with CAU when the agreement expired on July 1, 2016. All the liabilities owed to Kiwa-CAU R&D Center were assumed by the Transferee of Kiwa Shandong when the Company disposed Kiwa Shandong on Feb 11, 2017.

On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institute. The term of the Agreement is for three years beginning November 20, 2015. However, the Company is only liable for the annual funds to be provided to the extent of the contract obligations performed by CAAS IARRP and IAED, and the agreement is terminable before the three years’ commitment date based on negotiations of both parties. Prof. Yong Chang Wu, the authorized representative of IARRP, CAAS, is also one of the Company’s directors effective since November 20, 2015 until March 13, 2017.

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

Other

On November 30, 2015, we entered into an acquisition agreement (the “Agreement”) with the shareholders of Caber Holdings LTD, whose Chinese name is Hong Kong Baina Group Co., Ltd, located in Hong Kong (“Baina Hong Kong”), and Oriental Baina Co. Ltd. (hereinafter referred to as “Baina Beijing”), Baina Hong Kong’s wholly-owned subsidiary in Beijing, China. As a result of this Agreement, Kiwa renamed Baina Beijing to Kiwa Baiao Bio-Tech (Beijing) Co., Ltd., which replaced Kiwa Bio-Tech (Shandong) Co., Ltd (“Kiwa Shandong”) to operate Kiwa’s bio-fertilizer market expansion and become Kiwa’s platform for future acquisitions of new agricultural-related projects in China. In accordance with the terms of the Agreement, Kiwa agreed to pay HKD 1.00 to the Baina Hong Kong Shareholders for the acquisition of 100% of the equity of Baina Hong Kong. The Company paid RMB 220,000 (approximately $34,000) for the acquisition. The acquisition was completed on January 7, 2016. Both Baina Hong Kong and Baina Beijing had no activities before the acquisition date and had no assets and liabilities.

Thereafter, Baina Beijing formed four new subsidiaries—Kiwa Bio-Tech (Shenzhen) Co., Ltd (Registered in Shenzhen on November 2016); Kangdu Bio-Tech Hebei Co., Ltd. (Registered in Hebei on December 2016) , Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd. (Registered in Shenzhen on July, 2017) and Inner Mongolia Jing Nong Investment & Management, Ltd. (Registered in Shenzhen on July, 2017).

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

In June 2002, Kiwa Shandong entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, we have the option to pay a fee of approximately RMB 480,000 (approximately $78,155) per acre for the land use right at the expiration of the 10-year period. We may not transfer or pledge the temporary land use right. In the same agreement, we have also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. On February 11, 2017 Kiwa Bio-Tech Products (Shandong) entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest in Kiwa Shandong to the Transferee for RMB $1.00. Currently, the completion of transfer was completed on April 12, 2017.

(1) On March 21, 2016, Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. entered an office lease agreement with two-year team. Monthly lease payment fee totaled RMB 68,133 or approximately USD $10,536.

(2) On November 20, 2016, Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. entered an apartment lease agreement for its employees. The lease term is one year with monthly lease payment of RMB 6,000 or approximately USD $896. This lease was terminated on May 31, 2017 upon mutual agreement.

(3) On March 1, 2017, Kiwa Bio-Tech (Shenzhen) Co., Ltd, a newly established subsidiary entered an office lease agreement with one-year term. Monthly lease payment is RMB 29,000 or approximately of USD $4,320.

(4) On June 20, 2017, Kiwa Bio-Tech (Shenzhen) Co., Ltd, a newly established subsidiary entered an office lease agreement with two-year term. Monthly lease payment is RMB 117,221 or approximately of USD $17,213 for the first year and RMB 124,254 or approximately of USD $18,245 for the second year. And the previous lease agreement terminated automatically since the landloard is the same one.

(5) On May 5, 2017, Kiwa Bio-Tech Products Group Corporation entered an office lease agreement with 13 months term. Monthly lease payment totaled USD $680.

(6) On July 1, 2017, Kiwa Bio-Tech Products Group Corporation entered an office lease agreement with one-year term. Monthly lease payment totaled USD $1,087.

(7) On July 4, 2017, Kiwa Bio-Tech (Hebei) Co., Ltd, a newly established subsidiary entered an office lease agreement with one-year term. Monthly lease payment is RMB 2,000 or approximately of USD $301.

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

Recent Sales of Unregistered Securities

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants during the period from January 1, 2016 through November 22, 2017, which were not registered under the Securities Act:

Name of Purchaser	Issue Date	Security	Shares	Consideration
YVONNE WANG	4/11/16	Common	240,000	Debenture Conversion
WEI LI	4/11/16	Common	2,900,000	Debenture Conversion
MARK E. CRONE	4/11/16	Common	1,000	Legal Fees
ZENG MIN QING	4/21/16	Common	125,000	Stock Purchase
CHENG TZU-YUN	5/24/16	Common	50,000	Stock Purchase
ZHIMING ZHU	5/24/16	Common	45,000	Stock Purchase
HANG ZHAO	7/20/16	Common	20,000	Stock Purchase
SHIWEI XIE	7/20/16	Common	10,000	Stock Purchase
XIAOQIANG YU	7/20/16	Common	30,000	Stock Purchase
HANG ZHAO	8/10/16	Common	20,000	Stock Purchase
XIAOQIANG YU	8/10/16	Common	10,000	Stock Purchase
XIANGRON CHEN	8/10/16	Common	40,000	Stock Purchase
JIMMY ZHOU	8/24/16	Common	101,947	Consultant Fees
WEIHONG SHAN	10/6/16	Common	150,000	Stock Purchase
LIFENG LIU	10/6/16	Common	100,000	Stock Purchase
ZHENPING LI	10/6/16	Common	100,000	Stock Purchase
QI JIANG	10/6/16	Common	550,000	Stock Purchase
LEI HOU	10/6/16	Common	100,000	Stock Purchase
BING ZHANG	10/6/16	Common	150,000	Stock Purchase
DEMEI YANG	10/6/16	Common	150,000	Stock Purchase
WSMG ADVISORS, INC.	10/6/16	Common	100,000	Consultant Fees
EQUITIES.COM, INC	10/6/16	Common	30,808	Consultant Fees
GENG LIU	10/19/16	Common	500,000	Consultant Fees
LIXIN TIAN	10/19/16	Common	500,000	Consultant Fees
XU LIU	10/19/16	Common	500,000	Consultant Fees
QINGKE XING	10/19/16	Common	60,000	Consultant Fees
GROWTH CIRCLE INC.	10/19/16	Common	20,000	Consultant Fees
WILLIAM FARRANCE	11/29/16	Common	125,000	Stock Purchase
JUNWEI ZHENG	3/3/17	Common	920,000	Stock Purchase
YUAN WANG	3/3/17	Common	80,000	Stock Purchase
YUAN WANG	3/3/17	Common	70,000	Consultant Fees
HAIPING LIU	6/13/17	Common	19,380	Consultant Fees
YANG YANG	6/13/17	Common	96,900	Stock Purchase
YUAN ZENG	6/30/17	Common	21,100	Stock Purchase
BAOYU OUYANG	6/30/17	Common	17,000	Stock Purchase
HONGHUA ZHANG	6/30/17	Common	15,000	Stock Purchase
WEIQIANG XU	6/30/17	Common	10,000	Stock Purchase
JIALIN XIONG	6/30/17	Common	3,750	Stock Purchase
KUN WEI	6/30/17	Common	3,000	Stock Purchase
YANYU GUO	6/30/17	Common	2,000	Stock Purchase
YANJIAO GUO	6/30/17	Common	1,000	Stock Purchase
MENGSHA YUAN	6/30/17	Common	10,000	Stock Purchase
MOHAN	6/30/17	Common	15,000	Stock Purchase
HEBE HAN	6/30/17	Common	15,108	Consultant Fees
QUANZHEN SHEN	8/1/17	Common	98,000	Stock Purchase
QUANZHEN SHEN	8/1/17	Common	49,000	Consultant Fees
YUAN WANG	8/1/17	Common	39,000	Consultant Fees
JUNWEI ZHENG	8/1/17	Common	245,000	Stock Purchase
YANWU ZHU	8/18/17	Common	67,500	Consultant Fees
ZHEN LIN	8/18/17	Common	50,000	Consultant Fees
HAIPENG LIU	8/18/17	Common	50,000	Consultant Fees
YANAN FU	8/18/17	Common	206,000	Consultant Fees
XIAOCHUN ZHANG	8/18/17	Common	100,000	Consultant Fees
YUEFENG SU	8/18/17	Common	135,000	Stock Purchase
ZHEN LIN	8/18/17	Common	50,000	Stock Purchase
HAIPENG LIU	8/18/17	Common	50,000	Stock Purchase
FIRSTTRUST GROUP, INC.	10/19/17	Common	14,151	Conversion of Note
DONGQING ZHAO	10/24/17	Common	50,000	Consultant Fees
LIYA WANG	10/24/17	Common	50,000	Consultant Fees
MING JI	10/24/17	Common	50,000	Consultant Fees
SHUMIN E	10/24/17	Common	50,000	Consultant Fees
XIUFANG GAO	10/24/17	Common	50,000	Consultant Fees
YUFANG YANG	10/24/17	Common	50,000	Consultant Fees
GENG LIU	10/24/17	Common	500,000	Consultant Fees
XUAN ZHANG	10/24/17	Common	500,000	Consultant Fees
HAIRONG CHEN	10/24/17	Common	38,000	Consultant Fees
ERLI WEI	10/24/17	Common	38,000	Stock Purchase
Total:			10,557,644

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

On November 30, 2015, we entered into an acquisition agreement (the “Agreement”) with the shareholders of Caber Holdings LTD, whose Chinese name is Hong Kong Baina Group Co., Ltd, located in Hong Kong (“Baina Hong Kong”), and Oriental Baina Co. Ltd. (hereinafter referred to as “Baina Beijing”), Baina Hong Kong’s wholly-owned subsidiary in Beijing, China. Kiwa will rename Baina Beijing to Kiwa Baiao Co. Ltd. Kiwa Baiao Co. Ltd will replace Kiwa’s current subsidiary in China - Kiwa Bio-Tech (Shandong) Co., Ltd (“Kiwa Shandong”) - to operate Kiwa’s bio-fertilizer market expansion and become Kiwa’s platform for future acquisitions of new agricultural-related projects in China. In accordance with the terms of the Agreement, Kiwa agreed to pay HKD 1.00 to the Baina Hong Kong Shareholders for the acquisition of 100% of the equity of Baina Hong Kong. The acquisition was completed on January 7, 2016. Both Baina Hong Kong and Baina Beijing had no activities before the acquisition date and had no assets and liabilities. The purpose of this acquisition was to acquire Baina Hong Kong’s corporation registration in Hong Kong and In China. The total payment of approximately $34,000 was recorded as deposit as of December 31, 2015.

We have established a subsidiary in China, Kiwa Shandong in 2002, a wholly-owned subsidiary, engaging in the bio-fertilizer business. Formerly, our subsidiary Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”), was engaged in the bio-enhanced feed business. At the end of 2009, Kiwa Tianjin could no longer use its assets including machinery and inventory in the normal course of operations. Kiwa Tianjin has been dissolved since July 11, 2012. On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest in Kiwa Shandong to the Transferee for RMB $1.00. On April 12, 2017, the government processing of transfer has been completed.

We generated revenue in fiscal year 2016. We incurred a net income of $891,030 and a net loss $677,358 during fiscal 2016 and 2015, respectively.

Due to our limited revenues, we have relied on the proceeds from loans and equity investments from both unrelated and related parties to provide the resources necessary to fund the development of our business plan and operations. Our financing activities generated $1,009,582 and $148,009 during fiscal 2016 and 2015, respectively.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2016, the Company’s current liabilities substantially exceeded its current assets by $5,856,324. Although the company’s operations for the year ended December 31, 2016 resulted net income of $891,030, it had an accumulated deficit of $19,561,255 and stockholders’ deficiency of $4,244,052 at December 31, 2016. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company already raised additional fund through equity financing and plans to raise additional funds from domestic and foreign individual investors and/or financial institutions to increase working capital in order to meet capital demands. Please refer to Note 23 (Subsequent Events) for additional information. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we may not have sufficient liquidity to maintain operations and repay our liabilities for the next twelve months. As a result, the Company may be unable to implement its current plans for expansion, repay its debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB 8.28 to approximately US$1.00 = RMB 8.11. So far the trend of such appreciation continues. The exchange rate of U.S. Dollar against RMB on December 31, 2016 was US$1.00 = RMB 6.9472.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable represent customer accounts receivables. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. Such allowances, if any, would be recorded in the period the impairment is identified. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Uncollectible accounts receivables are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted.

Impairment of Long-Lived Assets

The Company’s long-lived assets consist of property and equipment. The Company evaluates its investment in long-lived assets for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets.

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

Major Customers and Suppliers.

Bio-fertilizer products

During 2016, the following were Kiwa’s major customers:

1. Qingzhou City Agricultural Production Materials Co., Ltd. (12% of sales)

2. Huarong County Yinfeng fertilizer industry LTD. (88% of sales)

During 2016, the following were Kiwa’s major suppliers:

1. Weifang Druek Fertilizer Co., Ltd (91% of Subcontractor Production)

2 Lianyungang Chuangyi Logistics Co., Ltd (Logistics provider)

3. Linshu Shangrun Color Printing Co., Ltd (Packing provider)

Results of Operations for the Year ended December 31, 2016 and December 31, 2015

The following table sets forth the summary statements of operations for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,		Amount Increase	Percentage Increase
Statement of Operations Data:	2016	2015	(Decrease)	(Decrease)

Revenues	$9,620,929	$-	$9,620,929	100%
Cost of goods sold	7,199,888	-	7,199,888	100%
Gross profit	2,421,041	-	2,421,041	100%
Operating expenses
Selling expenses	530,346	-	530,346	100%
General and administrative expenses	868,793	224,916	643,877	286%
Research and development expense	149,176	18,425	130,751	710%
Total operating expenses	1,548,315	243,341	1,304,974	536%
Income (Loss) from operations	872,726	(243,341)	1,116,067	459%
Other income
Right-to-use trademark	786,329	-	786,329	100%
Other expense
Interest expenses	(190,552)	(184,690)	5,862	8%
Other expenses	(2,091)	-	2,091	100%
Total other expense	(192,643)	(184,690)	(7,953)	4%
Income (Loss) from continuing operations before income taxes	1,466,412	(428,031)	1,894,443	443%
Income tax	(424,911)	-	424,911	100%
Income (loss) from continuing operations
Discontinued operations:	$1,041,501	$(428,031)	$1,469,532	343%
Loss from discontinued operations, net of taxes	(150,471)	(249,327)	(98,856)	(40)%
Net Income (loss)	$891,030	$(677,358)	$1,568,388	232%

Revenue

Revenue was $9,620,929 and $-0- for the years ended December 31, 2016 and 2015, respectively. Revenue was generated from sales of fertilizer products in China. The growth was mainly the result of the expansion of our business. In September 2016, Kiwa Baiao Bio-Tech (Beijing) Co., Ltd obtained a fertilizer sales permit from the Chinese government and began to sell the products in 3 major agricultural regions, Hainan Province, Hunan Province and Xinjiang Province.

Cost of Revenue and Gross Profit

Following the growth in sales revenue, our cost of goods sold was $7,199,888, reflecting an increase of 100% from last year. Consequently, gross margin as a percentage of total sales is 25.16% compared with 0% for 2015, principally due to the increase of sales of products. Gross profit for fiscal 2016 was $2,421,041 compared to $-0- for fiscal 2015. Our bio-fertilizer sales officially started in September 2016, therefore the growth of our cost of revenue and gross profit were mainly the result of the expansion of our business.

Right-to-use Trademark Income

Trademark license income totaled $786,329 for the year ended December 31, 2016, compared with $-0- for 2015, reflecting an increase of 100% from last year. Income was generated from licensing our trademark to Gerui. We signed the license agreement with Gerui to allow Gerui to sell fertilizer using our trademark in December 2015. We charged Gerui 10% of net sales of fertilizers bearing Kiwa trademark for using our trademark. Gerui began to sell fertilizers bearing Kiwa trademark in 2016. In August 2016, the Company obtained the government approval of selling fertilizers in China. As a result, we ceased the corporation with Gerui and started to sell our own bio-fertilizers from September 2016.

Selling Expense

Selling expenses were $530,346 and $-0- for the years ended December 31, 2016 and 2015, respectively, representing a 100% increase from the same period last year. Selling expenses include salaries of sales personnel, sales commission, travel and entertainment as well as freight out expenses. The increase in selling expenses is mainly due to more sales managers hired for the marketing of our products. During the year ended December 31, 2015, there was no designated sales personnel since Kiwa Beijing just obtained the permit to sell bio-fertilizer in September 2016. With business expansion, we have hired sales managers in Kiwa Beijing to in charge different regions in China from September 2016 to December 2016. In addition, the increase of sales also led to the increase of freight out expense, resulting in the increase of selling expense.

General and Administration

General and administrative expenses were $868,793 and $224,916 for the years ended December 31, 2016 and 2015, respectively, an increase of $643,877 or 286%. General and administrative expenses include professional fees, officers’ compensation, depreciation and amortization, salaries, travel and entertainment, rent, office expense and telephone expense and the like. The increase in general and administrative expenses is mainly attributed to business expansion .

Research and Development

Research and development expenses increased by $130,751 or 710% to $149,176 for the year ended December 31, 2016, compared to $18,425 for the prior comparable period. On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. During the years ended December 31, 2016 and 2015, the Company accrued $149,176 and $18,425 for research and development respectively.

Interest Expenses

Net interest expense was $190,552 and $184,690 in the fiscal years of 2016 and 2015, respectively, representing an increase of $5,862 or 3%. Interest expense included accrued interest on convertible note and other note payable for the years ended December 31, 2016 and 2015.

Loss from discontinued operations, net of taxes

Loss from discontinued operations, net of taxes was 150,471 and 249,327 the years ended December 31, 2016 and 2015, respectively, which results an increase of $98,856 gain from discontinued operations, net of taxes for the years ended December 31, 2016 and 2015. Due to suffering from losses for several years, we had determined to dispose Kiwa Shandong in the following year. Therefore, we gradually cease the operations in Shandong, resulting in the decrease of loss from discontinued operations, net of taxes.

Net Income & (Loss)

During the fiscal year 2016, net income was $891,030, compared with net loss $677,358 for the same period of 2015, representing an increase of $1,568,388 or 231.54%. The increase was mainly attributable to the increase in revenue by approximately $9,620,929, increase in gain on Trademark license income, offsetting by the increased selling expenses, research and development expenses and general and administrative expense as discussed above.

Comprehensive Income & (Loss)

Comprehensive income increased by $1,358,925 from $(253,293) for fiscal 2015, as compared to $1,105,632 for the comparable year of 2016. The increase was mainly attributable to the increase in revenue by approximately $9,620,929, increase in gain on Trademark license income, offsetting by the increased selling expenses, research and development expenses and general and administrative expense as discussed above.

Liquidity and Capital Resources

From 2002 to 2015, the Company was in a research and development stage and did not have any market-ready products or technology and we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During fiscal 2016 and 2015, we raised $1,009,582 and $148,009 in total from stock purchase agreements and related party loans. To some extent, these advances improved our short-term liquidity. However, as of December 31, 2016, our current liabilities substantially exceeded current assets by $5,856,324, reflecting a current ratio of 0.4330, whereas current liabilities exceeded current assets by $11,112,627, reflecting a current ratio of 0.0046 as of December 31, 2015. During the years ended December 31, 2016 and 2015, we did not issue any shares resulting from the conversion of principal of the 6% Notes into our common stock.

As of December 31, 2016 and 2015, we had cash of $13,469 and $476, respectively. The change is outlined as follows:

During the fiscal year of 2016, net cash used in our operating activities was $908,972, compared to $148,036 for the comparable period of 2015. Such cash was mainly used for maintaining operations of a public company and working capital for our bio-fertilizer business.

During the fiscal year of 2016, we incurred approximately $79,083 in investment activity.

During the year ended December 31, 2016, we generated cash inflow for $1,009,582 from financing activities, compared to $148,009 of cash inflow during the year ended December 31, 2015, from financing activities.

As of December 31, 2016, we had an accumulated deficit of $19,561,255, down from $20,324,812 deficit at December 31, 2015, as a result of a net income of $891,030 including $127,473 for statutory reserve for the year ended December 31, 2016 and compared to a net loss of $677,358 for 2015.

The Company will require additional capital to expand its current operations.  In particular, the Company requires additional capital to accomplish our business objectives and to sustain our operations. Continuously, we intend to raise additional capital through the issuance of debt or equity securities to fund the development of our planned business operations, although there can be no assurance that we will be successful in obtaining this financing.

The Company intends to fund its short and long term liquidity needs related to operations through the incurrence of indebtedness, equity financing or a combination of both.  The Company’s ability to fund these needs will depend on its future performance, which will be subject in part to general economic, financial, regulatory and other factors beyond its control, including trends in its industry and technological developments.

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

Contractual Obligations

(1) Strategic cooperation with two institutes in China

On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015. However, the Company is only liable for the annual funds to be provided to the extent of the contract obligations performed by CAAS IARRP and IAED, and the agreement is terminable before the three years’ commitment date based on negotiations of both parties.

(3) Lease payments

(1) On March 21, 2016, Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. entered an office lease agreement with two-year team. Monthly lease payment fee totaled RMB 68,133 or approximately USD $10,536.

(2) On November 20, 2016, Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. entered an apartment lease agreement for its employees. The lease term is one year with monthly lease payment of RMB 6,000 or approximately USD $896. This lease was terminated on May 31, 2017 upon mutual agreement.

(3) On March 1, 2017, Kiwa Bio-Tech (Shenzhen) Co., Ltd, a newly established subsidiary entered an office lease agreement with one-year term. Monthly lease payment is RMB 29,000 or approximately of USD $4,320.

(4) On June 20, 2017, Kiwa Bio-Tech (Shenzhen) Co., Ltd, a newly established subsidiary entered an office lease agreement with two-year term. Monthly lease payment is RMB 117,221 or approximately of USD $17,213 for the first year and RMB 124,254 or approximately of USD $18,245 for the second year. And the previous lease agreement terminated automatically since the landloard is the same one.

(5) On May 5, 2017, Kiwa Bio-Tech Products Group Corporation entered an office lease agreement with 13 months term. Monthly lease payment totaled USD $680.

(6) On July 1, 2017, Kiwa Bio-Tech Products Group Corporation entered an office lease agreement with one-year term. Monthly lease payment totaled USD $1,087.

(7) On July 4, 2017, Kiwa Bio-Tech (Hebei) Co., Ltd, a newly established subsidiary entered an office lease agreement with one-year term. Monthly lease payment is RMB 2,000 or approximately of USD $301.

Inflation

Our business and operating results are not affected in any material way by inflation.

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

On October 5, 2017, management concluded that the Company’s previously issued consolidated financial statements: (i) for the year ended December 31, 2016 (the “Annual Financial Statement”) included in the Company’s Annual Report on Form 10-K for the year then ended (the “Annual Report”); and (ii) for the three months ended March 31, 2017 and the three and six months ended June 30, 2017 (collectively, the “Quarterly Financial Statements”) included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, respectively (the “Quarterly Reports”) should no longer be relied upon. The Company stated at the time that it would file with the Securities and Exchange Commission amendments to the aforementioned Annual Report and Quarterly Reports to revise its Annual Financial Statement and its Quarterly Financial Statements.

On October 9, 2017, Kiwa’s Board of Directors decided to engage Friedman LLP as the Company’s new independent registered public accounting firm to report on the Company’s financial statements for the fiscal year ended December 31, 2017, including performing the required quarterly reviews for the period commencing September 30, 2017. In conjunction with the new engagement, the Company has dismissed DYH & Co., Brea, CA (“DYH”) as the Company’s independent auditors effective October 9, 2017. In connection with the engagement of Friedman LLP, the Company agreed that Friedman LLP would re-audit the Company’s financial statements for the fiscal year ended December 31, 2016, including performing the required quarterly reviews for the period commencing January 1, 2017 (and reviewing the amendments to the previously-filed Quarterly Reports for the periods ended March 31, 2017 and June 30, 2017).

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

The specific material weakness identified by the Company’s management as of December 31, 2016 is described as follows:

●	The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of accounting principles generally accepted in the United States of America commensurate with the Company’s financial reporting requirements, which resulted in a number of internal control deficiencies that were identified as being significant. The Company’s management determined that the number and nature of these significant deficiencies, when aggregated, constituted a material weakness.

●	The Company lacks an effective oversight of its financial reporting process, especially on certain complex transactions and related party transactions, which, if not accounted or disclosed properly, would materially impact our financial statements presentations and disclosure requirements.

Remediation Initiative

●

We are committed to recruit and retain skilled accounting personnel but due to limited qualified resources in the region, we were not able to hire sufficient accounting resources before the end of 2016. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in preparing the financial statements and improving the Company’s internal control system based on COSO Framework.

●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

Conclusion

Despite the material weakness and deficiencies reported above, the Company’s management believes that its consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that is applicable to all employees, consultants and members of the Board of Directors, including the Chief Executive Officer, Chief Financial Officer and Secretary. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. We will provide any person a copy of the Code, without charge, upon written request to the Company’s Secretary. Requests should be addressed in writing to Ms. Yvonne Wang; 3200 Guasti Road, Ste. 100, California 91761.

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

The Board of Directors either met or took action by unanimous consent four (4) times during fiscal year 2016. No Committee Meetings were held during fiscal year 2016. The Company did not have an Annual Meeting of Shareholders in 2016.

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

Summary Compensation Table

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Yvonne Wang,	2016	84,000	-0-	-0-	-0-	-0-	-0-	-0-	84,000
Acting President, CEO and CFO	2015	51,000	-0-	-0-	-0-	-0-	-0-	-0-	51,000

Yong Lin Song,	2016	29,828	-0-	-0-	-0-	-0-	-0-	-0-	29,828
CTO, Director of Technology	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Xiao Qiang Yu,	2016	30,259	-0-	-0-	-0-	-0-	-0-	-0-	30,259
Sales and Marketing Director	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Employment Contracts and Termination of Employment and Change of Control Arrangements

There are no compensatory plans or arrangements with respect to a named executive officer that would result in payments or installments in excess of $100,000 upon the resignation, retirement or other termination of such executive officer’s employment with us or from a change-in-control.

Stock Incentive Plan and Option Grants

2016 Stock Incentive Plan

On March 8, 2017, pursuant to the consent of the holders of a majority of the votes entitled to be cast on the matter, the Board approved oKiwa Bio-Tech Products Group Corporation 2016 Employee, Director and Consultant Stock Plan. The Plan is a key aspect of our compensation program, designed to attract, retain, and motivate the highly qualified individuals required for our long-term success.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of November 22, 2017 certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 13,057,870 shares of our common stock and 500,000 shares of our Series A Preferred Stock outstanding as of November 22, 2017. None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Title of class	Name and Address of Beneficial Ownership(1)	Amount and Nature of Beneficial Owner (2)	Percentage of class

Common Stock	Yvonne Wang	240,000	1.84%
Common Stock	Feng Li (3)	1,965,326	15.5%
Common Stock	Qi Wang	-	-
Common Stock	Yong Lin Song	-	-
Common Stock	All officers and directors as a group	2,205,326	16.89%

Ser. A Pref. Stock	Yvonne Wang	250,000	50.00%
Ser. A Pref. Stock	Feng Li	250,000	50.00%

Ser. A Pref. Stock	All officers and directors as a group	500,000	100.00%

5% Holders:

Common Stock	Troniya Industrial Incubator, Inc.	1,000,000	7.66%
Common Stock	Zheng JunWei	1,165,000	8.92%
Common Stock	Wei Li (3)	1,903,542	14.58%

(1)	The address for all holders is 3200 Guasti Road, Ste. 100, California 91761.

(2)	In determining beneficial ownership of our Common Stock and Series A Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)	Includes 61,784 shares of common stock held by All Star Technology, Inc., a British Virgin Islands international business company. Feng Li’s father, Wei Li, exercises voting and investment control over the shares held by All Star Technology, Inc. Wei Li is a principal stockholder of All Star Technology, Inc. and may be deemed to beneficially own such shares, but disclaims beneficial ownership in such shares held by All Star Technology, Inc. except to the extent of his pecuniary interest therein. Mr. Li has pledged all of his common stock of the Company as collateral security for the Company’s obligations under certain 6% Convertible Notes owed by the Company.

Change in Control

None.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

For description of transactions with related parties, see Note 7 to Consolidated Financial Statements under Item 8 in Part II.

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

The aggregate audit fees for 2016 and 2015 paid and payable to DYH & Company, Friedman LLP, and Paritz & Company, P.A. were approximately $113,000 and $30,500, respectively. The amounts include: (1) fees for professional services rendered by DYH & Company, Friedman LLP and Paritz & Company, P.A. in connection with the audit and re-audit of our consolidated financial statements; (2) reviews of our quarterly reports on the Form 10-Q.

Audit-Related Fees

Audit-related fees for 2016 and 2015 were $ - 0 -.

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

Date: November 22, 2017

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

/s/ Yvonne Wang	Chief Executive Officer and Director	November 22, 2017
Yvonne Wang	(Principal Executive Officer)

/s/ Yvonne Wang	Chief Financial Officer	November 22, 2017
Yvonne Wang	(Principal Financial and Accounting Officer)

/s/ Feng Li	Secretary and Director	November 22, 2017
Feng Li

/s/ Qi Wang	Vice President of Technology and Director	November 22, 2017
Qi Wang

/s/ Yong Lin Song	CTO, Director of Technology and Director	November 22, 2017
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

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

April 14, 2016, except for Note 4 and Note 19 which were dated November 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Kiwa Bio-Tech Products Group Corporation

We have audited the accompanying consolidated balance sheet of Kiwa Bio-Tech Products Group Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the year ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a working capital deficiency of $5,856,324 and stockholders’ deficiency of $4,244,052 as at December 31, 2016. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

New York, New York

November 22, 2017

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current assets
Cash and cash equivalents	$13,469	$476
Accounts receivable	1,122,754	-
Prepaid expenses	1,417,554	-
Deposit and other receivable	38,897	33,920
Advance to suppliers	1,880,044	-
Current assets of discontinued operation	-	16,585

Total current assets	4,472,718	50,981

Property, plant and equipment - net	55,319	-
Rent deposit	34,519	-
Due from related party – non-trade	1,522,434	12,173

Total non-current assets	1,612,272	12,173
Total assets	$6,084,990	$63,154

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$1,073,094	$-
Due to related parties	261,259	3,196,796
Convertible notes payable	150,250	150,250
Notes payable	360,000	360,000
Salary payable	1,154,921	1,061,492
Income Taxes payable	414,970	-
Interest payable	1,524,988	1,334,814
Other payables and accruals	924,875	415,389
Liabilities of discontinued operation	4,464,685	4,644,867
Total current liabilities	10,329,042	11,163,608

SHAREHOLDER’S DEFICIENCY
Preferred stock - $0.001 par value, Authorized 20,000,000 shares. Issued and outstanding 500,000 and 500,000 shares at December 31, 2016 and 2015, respectively.	500	500
Common stock - $0.001 per value. Authorized 100,000,000 shares. Issued and outstanding 8,728,981 and 2,000,000 shares at December 31, 2016 and 2015	8,729	2,000
Additional paid-in capital	15,234,878	9,490,837
Statutory Reserve	127,473	-
Accumulated deficit	(19,561,255)	(20,324,812)
Accumulated other comprehensive loss	(54,377)	(268,979)
Total shareholders’ deficiency	(4,244,052)	(11,100,454)
Total liabilities and shareholder’s deficiency	$6,084,990	$63,154

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)

	Years Ended December 31,
	2016	2015

Revenue	$9,620,929	$-

Cost of goods sold	(7,199,888)	-

Gross profit	2,421,041	-

Operating expenses
Research and development expenses	149,176	18,425
Selling expenses	530,346	-
General and administrative expenses	868,793	224,916
Total operating expenses	1,548,315	243,341
Income (loss) from operations	872,726	(243,341)

Other income/(expense), net
Trademark license income – related party	786,329	-
Interest expense	(190,552)	(184,690)
Other expense	(2,091)	-
Total other income/(expense), net	593,686	(184,690)
Income (Loss) from continuing operations before income taxes	1,466,412	(428,031)
Income tax	(424,911)	-

Income (loss) from continuing operations	1,041,501	(428,031)

Discontinued operations:
Loss from discontinued operations, net of taxes	(150,471)	(249,327)

Net income (loss)	891,030	(677,358)

Other comprehensive income
Foreign currency translation adjustment	214,602	424,065
Total comprehensive income (loss)	$1,105,632	$(253,293)

Earnings per share - Basic:
Income (loss) from continuing operations	0.20	(0.22)
Loss from discontinued operations	(0.03)	(0.12)
Net income (loss)	0.17	(0.34)

Earnings per share - Diluted:
Income (loss) from continuing operations	0.10	(0.22)
Loss from discontinued operations	(0.01)	(0.12)
Net income (loss)	0.09	(0.34)

Weighted average number of common shares outstanding - basic	5,162,394	2,000,000
Weighted average number of common shares outstanding - diluted	10,584,848	2,000,000

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	Common Stock		Preferred Stock		Additional Paid-in	Statutory	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Loss	Deficiency
Balance, December 31, 2014 (Restated)	2,000,000	$2,000	-	$-	$8,491,337	$-	$(19,647,454)	$(693,044)	$(11,847,161)
Issuance of 500,000 shares of preferred stock as debt cancellation on December 14, 2015	-	-	500,000	500	999,500	-	—	-	1,000,000
Net loss	-	-	-	-	-	-	(677,358)	-	(677,358)
Foreign currency translation adjustment	-	-	-	-	-	-	-	424,065	424,065
Balance, December 31, 2015	2,000,000	2,000	500,000	500	9,490,837	-	(20,324,812)	(268,979)	(11,100,454)
Issuance of common shares for cash	1,775,000	1,775	-	-	868,722	-	-	-	870,497
Issuance of common shares for Liabilities settlement	3,243,173	3,243	-	-	3,188,730	-	-	-	3,191,973
Issuance of common shares for consulting services	1,710,808	1,711	-	-	1,686,589	-	-	-	1,688,300
Net income	-	-	-	-	-		891,030		891,030
Appropriation to statutory reserve	-	-	-	-	-	127,473	(127,473)	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	214,602	214,602
Balance, December 31, 2016	8,728,981	$8,729	500,000	$500	$15,234,878	$127,473	$(19,561,255)	$(54,377)	$(4,244,052)

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015

Cash flow from continuing operating activities:
Net income (loss)	$891,030	$(677,358)
Net loss from discontinued operations, net of taxes	150,471	249,327
Net income (loss) from continuing operations	1,041,501	(428,031)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation	21,246	-
Bad debt	55,240	-
Accrued interest	190,552	184,690
Consulting fee paid by issuance of common shares	288,250	-
Changes in continuing operating assets and liabilities:
Accounts receivable	(1,229,249)	-
Other receivables	(27,688)	(33,921)
Due from related parties - Trade	(1,591,935)	-
Advance to suppliers	(1,962,446)	-
Prepaid expenses	15,846	-
Rent deposit	(36,095)	-
Account payable	1,122,082	-
Salary payable	93,860	105,500
Income tax payable	433,914	-
Due to related parties - Trade	142,036	18,425
Other payable and accruals	533,914	4,202
Net cash used in continuing operating activities	(908,972)	(149,135)
Net cash provided by discontinued operations	245	1,099
Net cash used in operating activities	(908,727)	(148,036)

Cash flows from investing activities:
Purchase of property, plant and equipment	(79,083)	-

Net cash used by continuing investing activities	(79,083)	-
Net cash used by discontinued operations	-	-
Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from related parties	139,085	148,009
Proceeds from sale of common stock	870,497	-

Net cash provided by continuing financing activities	1,009,582	148,009
Net cash provided by discontinued operations	-	-
Net cash provided by financing activities	-	-

Effect of exchange rate change	(8,779)	(43)

Cash and cash equivalents:
Net increase (decrease)	12,993	(70)
Balance at beginning of year	476	546
Balance at end of year	$13,469	$476

SUPPLEMENTARY DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:
Issuance of common stock for debts settlement	$3,191,974	$1,000,000
Issuance of common stock for consulting services	$1,688,300	$-
SUPPLEMENTARY DISCLOSURE:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

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

The Company operates through a series of subsidiaries in the Peoples Republic of China as detailed in the following Organizational Chart. The Company had previously operated its business through its subsidiaries Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) and Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin ”). Kiwa Tianjin has been dissolved since July, 11, 2012. On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest in Kiwa Shandong to the Transferee for RMB $1.00. On April 12, 2017, the government processing of transfer has been completed. Currently, the Company mainly operates its business through its subsidiaries Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (“Kiwa Beijing”), which was acquired in January, 2016 and rename to Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. from Oriental Baina Co., Ltd. in February, 2016, Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”), which was incorporated in China in November, 2016 and Kiwa Bio-Tech Products (Hebei) Co., Ltd. (“Kiwa Hebei”), which was incorporated in December, 2016. In July, 2017, the Company established Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd. (“Kiwa Asia”) to be the direct holding company of Kiwa Beijing, Kiwa Shenzhen and Kiwa Hebei. The Company established Inner Mongolia Jing Nong Investment & Management, Ltd. (“Kiwa Jing Nong”) in August 2017.

Kiwa Bio-Tech Products Group Corporation
(U.S.A)
100%
Kiwa Bio-Tech Products Group LTD.,
(BVI)
100%
HK Baina Group Holding Company
(Hong Kong)
100%
Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd.
(Registered in Shenzhen on July 2017)
100%
100%
100%
Kiwa Baiao Bio-Tech (Beijing) Co., Ltd
(Beijing)
Kiwa Baiao Bio-Tech (Shenzhen) Co., Ltd
(Registered in Shenzhen on November 2016)
Kangdu Bio-Tech Hebei., Ltd.
(Registered in Hebei On December 2016)
40%
Inner Mongolia Jing Nong Investment & Management., Ltd
(Registered in Inner Mongolia on August 2017)

Business – The Company develops, manufactures, distributes and markets innovative, cost-effective and environmentally safe bio-technological products for agriculture. Our products are designed to enhance the quality of human life by increasing the value, quality and productivity of crops and decreasing the negative environmental impact of chemicals and other wastes.

2. Summary of Significant Accounting Policies

Principle of Consolidation

These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Kiwa BVI, Hong Kong Baina Group Holding Company, Kiwa Beijing, Kiwa Shandong, Kiwa Shenzhen and Kiwa Hebei. All significant inter-company balances or transactions are eliminated on consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents.

Accounts receivable and allowance for doubtful accounts

Accounts receivable represent customer accounts receivables. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. Such allowances, if any, would be recorded in the period the impairment is identified. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Uncollectible accounts receivables are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted.

Inventory

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

Useful Life
(In years)
Buildings	30 - 35
Machinery and equipment	5 - 10
Automobiles	8
Office equipment	2 - 5
Computer software	3
Leasehold improvement	The shorter of the lease term and its useful life

Impairment of Long-Lived Assets

The Company’s long-lived assets consist of property and equipment. The Company evaluates its investment in long-lived assets for recoverability whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. Judgments regarding potential impairment are based on legal factors, market conditions and operational performance indicators, among others. In assessing the impairment of property and equipment, the Company makes assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of December 31,
	2016	2015
Balance sheet items, except for equity accounts	6.9472	6.4857

	Years ended December 31,
	2016	2015
Items in the statements of comprehensive loss	6.6418	6.2281

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely

Cash Flow Reporting

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 (ASU 2017-11), Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The adoption of ASU 2017-11 which will become effective for annual periods beginning after December 15, 2018 and for interim periods within those annual periods. The Company elected to early adopt ASU 2017-11 when preparing these financial statements for the year ended December 31, 2016.

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

As of December 31, 2016, the Company’s current liabilities substantially exceeded its current assets by $5,856,324, had an accumulated deficit of $19,561,255, and stockholders’ deficiency of $4,244,052. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. The management of the Company already raised additional equity for approximately $3,115,031 and $941,779 convertible debts during the period ended on September 30, 2017. Though the Company is generating additional revenue while seeking additional equity financing, we do not have enough cash to support the operation in the one year from the date of the issuance of these financial statements. To the extent that we are unable to successfully raise the capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we may not have sufficient liquidity to maintain operations and repay our liabilities for the next twelve months. As a result, the Company may be unable to implement its current plans for expansion, repay its debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. In fourth quarter fiscal 2016, the Company initiated the process of selling Kiwa Shandong to an unrelated third party company. The Company assessed that all the criteria required for the classification of Kiwa Shandong have been met as at December 31, 2016. As a result, the consolidated balance sheets at December 31, 2016 and 2015 reflected the assets and liabilities of Kiwa Shandong business segment as a discontinued operation (See Note 19). This change in classification does not materially affect previously reported consolidated cash flows and had no effect on the previously reported consolidated statement of operations for the years ended December 31, 2016 and 2015.

5. Accounts Receivable, net

Accounts receivable consisted of the following:

	December 31, 2016	December 31, 2015
Accounts receivable	$1,177,994	$-
Less: Allowance for doubtful debt	(55,240)	-
Accounts receivable, net	$1,122,754	$-

6. Prepaid Expenses

Prepaid expenses consisted of the following:

	Notes	December 31, 2016	December 31, 2015
Prepaid office rent		$12,504	$-
Prepaid government filing expense		5,000	-
Prepaid consulting expenses	(1)	1,400,050	-
		$1,417,554	$-

(1) Prepaid consulting expenses

The Company issued a total of 1,710,808 shares of common stock to three consulting companies for investor relation consulting services, one individual for financing service and three individuals for the growth and development strategy consulting service in China, which represents the amount of $1,688,300 based on quoted price at issuance. Pursuant to the indemnification terms of the services agreements, the Company has the rights to demand the full services being accomplished as scheduled during the service period and to enforce the consultants to pay pro-rata penalties if the consultants do not fulfill the contract services within the services periods. As of December 31, 2016, the Company evaluated the performance of the consultants and concluded all the contracts were on schedule of delivery. The Company recorded the prepaid consulting expenses totally $1,688,300 and amortized the consulting fee over the service periods per agreements based on the progress of services delivered. For the year ended December 31, 2016, the amortization of consulting expense was $288,250.

7. Advance to suppliers

Since currently the Company does not have manufacturing facility, it has contracted with several third parties to produce fertilizer products. Pursuant to the agreements entered by the Company and those third-party companies, the Company was required to make partially prepayments in advance of purchase or completion of productions. As of December 31, 2016 and December 31, 2015, such advance to suppliers was $ 1,880,044 and $ - 0 -, respectively.

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	December 31, 2016	December 31, 2015
Property, Plant and Equipment
Office equipment	$896	$-
Furniture	7,838	-
Leasehold improvement	66,896	-
Property, plant and equipment - total	75,630	-
Less: accumulated depreciation	(20,311)	-
Property, plant and equipment - net	$55,319	$-

Depreciation expense was $21,246 and $ - 0 - for the years ended December 31, 2016 and 2015, respectively.

9. Salary payable

There were $1,145,492 and $1,061,492 as at December 31, 2016 and December 31, 2015, respectively, among the balance of salary payable which were due to the former Chairman of the Board and CEO Mr. Li, and the current Chairman of the Board and CEO Ms. Wang. Mr. Li was the Chairman of the Board until November 2015 and was the Chief Executive Officer of the Company until July 2015. No salary was paid to Mr. Li during his service period. Ms. Wang served as Chairman of the Board since November 2015 and served as CEO since August 2016. No salary was paid to Ms. Wang since December 2015. The Company expects to be in negotiations with both parties to settle these obligations.

10. Related Party Transactions

Amounts due from related parties consisted of the following as of December 31, 2016 and 2015:

Item	Nature	Notes	December 31, 2016	December 31, 2015

Kangtai Xinnong Agriculture Tech (Beijing) Co., Ltd. (“Kangtai”)	Non-trade	(1)	$-	$12,173
Kangtan Gerui (Beijing) Bio-Tech Co., Ltd. (“Gerui”)	Non-trade	(2)	1,522,434	-
Total			$1,522,434	$12,173

(1) Kangtai

Kangtai is a private company and is 64% owned by Mr. Wei Li, who is also the Chairman of Kangtai.

(2) Gerui

Ms. Feng Li, a member of the Company’s board of directors and shareholder of the Company (Ms. Li held approximately 20% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock), is also a 23% shareholder of Gerui. For the year ended December 31, 2016, the Company reported other receivable due from Gerui of $1,522,435. According to the agreement between the Company and Gerui, all the balances will be paid off before June 30, 2018. The Company has collected RMB 4,160,000 (approximately $611,154) from Gerui as of the date of issuance of the consolidated financial statements. The management has determined that no allowance for doubtful debts was necessary.

For the ended December 31, 2016, the Company recognized right-to-use trademark income of $786,329 from Gerui, which has been fully collected and realized during the year ended December 31, 2016.

Amounts due to related parties consisted of the following as of December 31, 2016 and 2015:

Item	Nature	Notes	December 31, 2016	December 31, 2015

Mr. Wei Li (“Mr. Li”)	Non-trade	(1)	$-	$2,879,307
Ms. Yvonne Wang (“Ms. Wang”)	Non-trade	(2)	100,798	299,064
Subtotal			100,798	3,178,371

CAAS IARRP and IAED Institutes	Trade	(3)	160,461	18,425
Subtotal			160,461	18,425
Total amount due to related parties			$261,259	$3,196,796

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

On March 24, 2016, the Company issued 2,900,000 shares of common stock to Mr. Li in lieu of the cancellation of debt of an aggregate of $2,900,000, which included personal loans of $2,879,307 Kiwa Shandong owed to Mr. Li and salary payable of $20,693.

 Mr. Li has pledged without any compensation from the Company all of his common stock of the Company as collateral for the Company’s obligations under the 6% Convertible Notes (See Note 11).

(2) Ms. Wang

Effective November 20, 2015, the Company appointed Ms. Wang as the Chairman of the Board and effective August 11, 2016, the Company’s Board of Directors has assigned Ms. Wang the additional titles of Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer.

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

(3) CAAS IARRP and IAED Institutes

On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). The term of the Agreement was three years that began on November 20, 2015 and ends on November 19, 2018.

Pursuant to the agreement, Kiwa agree to invest RMB 1 million (approximately $160,000) each year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. Professor Yong Chang Wu, the authorized representative of CAAS IARRP, is also one of the Company’s directors effective since November 20, 2015 until March 13, 2017.

The Company recorded $149,176 and $18,425 research and development expenses related to the institutes, for the years ended December 31, 2016 and 2015, respectively.

11. Convertible Notes Payable

On June 29, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with six institutional investors (collectively, the “Purchasers”) for the issuance and sale of 6% secured convertible notes, due three years from the date of issuance, in the aggregate principal amount of $2,450,000 (the “6% Convertible Notes”), convertible into shares of the Company’s common stock.

On August 12, 2013, the Company, entered into a Settlement Agreement and Release (the “Release”) with the holders (the “Holders”) of the “6% Convertible Notes” in the aggregate principal amount of $2,000,000. Pursuant to the terms of the Release, the Company paid the Holders $75,000 for a full release, including the forgiveness of past defaults of unpaid principal amounts, interests and penalties. During the course of the time, certain notes had been converted as well. On March 18, 2008, FirsTrust Group, Inc. (“FirsTrust”) purchased the three remaining 6% Convertible Notes, totaling $168,000 ($59,100, $50,400 and $59,100 respectively), from Nite Capital, one of the six institutional investors which purchased a total of $300,000 of the Note in three tranches ($105,000, $90,000, $105,000 respectively), for a cash payment of $100,000. After the Release and conversion, FirsTrust is the only holder of the outstanding 6% Convertible Note with outstanding principal amount of $150,250.

On June 29, 2009, the 6% Notes were due. The Company informed the Purchasers of its inability to repay the outstanding balance on the due date. Therefore, the 6% Notes are in default and the default interest rate of 15% per annum is being charged on the 6% Notes.

The conversion price of the Notes is based on a 40% discount to the average of the lowest three days trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period. The conversion price is also adjusted for certain subsequent issuances of equity securities of the Company at prices below the conversion price then in effect. The Notes contain a volume limitation that prohibits the holder from further converting the 6% Notes if doing so would cause the holder and its affiliates to hold more than 4.99% of the Company’s outstanding common stock.

The Company has elected to early adopt the guidance in ASU 2017-11. As a result, the Company has concluded that the conversion feature of the Notes is indexed to its own stock and would be classified and recorded as equity. The Company retrospectively applied the guidance to the above Notes and determined that the impact of the conversion feature for the above Notes is immaterial.

The Company also incurs a financial liquidated damages in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches any affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in Purchase Agreement, the Company has accrued the amounts of $77,575 and $72,152 for liquidated damages for the years ended December 31, 2016 and 2015, respectively. The Company also accrued $22,977 and $22,538 for interest at the rate of 15% per annum for the years ended December 31, 2016 and 2015, respectively. The total 15% interest accrued was $183,361 and $160,762 at December 31, 2016 and 2015, respectively. The total accrued liquidated damages were $482,327 and $404,752 at December 31, 2016 and 2015, respectively.

The Company’s obligations under the Notes are secured by a first priority security interest in the Company’s intellectual property pursuant to an Intellectual Property Security Agreement with the Holders. In addition, Mr. Li, the Company’s former Chief Executive Officer until July 1, 2015, has pledged all of his common stock of the Company as collateral for the Company’s obligations under the 6% Convertible Notes.

12. Note payable

On May 29, 2007, the Company issued a $360,000 promissory note (the “Promissory Note”) to an unrelated individual (the “Original Note holder”). This note bears interest at 18% per annum and was due on July 27, 2007. This note is currently in default and bears interest of 25% per annum (the “Default rate”) until paid in full. This note is secured by a pledge of shares of the Company’s common stock owned by Investlink (China) Limited (the “Pledged Shares”). The Company accrued $90,000 and $90,000 interest expense on note payable for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Original Note holder informed the Company that all right, title and interests in the Promissory Note has been assigned and transferred to FirsTrust. As of December 31, 2016, all of $360,000 of Promissory Note to FirsTrust is still outstanding, and total accrued interest of the Promissory Note is $ 859,300. The Company has begun preliminary discussion with FirsTrust with regard to a potential settlement of the Note, but no agreement has been reached yet.

13. Other payable and accruals

Other payable consisted of the following:

	Notes	December 31, 2016	December 31, 2015
Stock subscription proceeds received in advance	(1)	$460,617	$-
Investment received in advance	(2)	79,168	-
Accrued expenses		385,090	415,389
		$924,875	$415,389

(1). The Company received RMB 3.2 million in 2016 from two unrelated potential investors, which was approximately $460,617 and the investment agreements have not been finalized yet.

(2). The Company received the investment funds in advance in 2016 from Mr. Geng Liu, which amount was approximately $79,168. Subsequently on January 17, 2017, the Company entered a Convertible Note Agreement with Mr. Geng. The note bears interest at 15% per annum and will mature on January 16, 2018.

14. Stockholders’ Deficiency

Preferred stock

On December 14, 2015, the Company issued 500,000 shares of preferred stock for the aggregate amount of $1,000,000 as debt cancellation owed to two related party individuals.

Reverse Split

On January 14, 2016, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the State of Delaware with reference to a 1-for-200 reverse stock split with respect to its Common Stock with effective date of January 28, 2016. In connection with the reverse split, the Company’s authorized capital was amended to be 120,000,000 shares, comprising 100,000,000 shares of Common Stock par value $0.001 and 20,000,000 shares of Preferred Stock par value $0.001. All relevant information relating to numbers of shares and per share information have been retrospectively adjusted to reflect the reverse stock split for all periods presented.

Common stock

During the year ended December 31, 2016, the Company issued 1,650,000 common shares to sixteen individuals residing in China for net proceeds of $770,497.

On November 15, 2016, the Company completed another private offering of common stock to an accredited investor for 125,000 shares of its common stock and warrants to purchase 300,000 shares of Company common stock at an exercise price of $3.00 per share for net proceeds of $100,000. The Company has determined the burfication of the issued warrants has no impact on the accounting of the common stock and additional paid in capital.

During the year ended December 31, 2016, the Company issued 2,900,000 Common shares and 240,000 Common shares, respectively, to Mr. Wei Li and Ms. Wang in lieu of the cancellation of debt of an aggregate of $3,140,000, The Company issued 101,947 common shares to former chief executive officer to settle compensation payable for $50,974. As both Mr. Wei Li and Ms. Wang are shareholders of the Company, the Company concluded there should be no gain or loss recorded for the debt cancellation.

The Company also issued 1,000 common shares to an attorney to settle legal fee payable for $1,000. The Company concluded the impact of the fair value measurement of the shares issued for exchange of debt is immaterial.

During the year ended December 31, 2016, the Company entered into seven consulting agreements and issued 1,710,808 shares of common stocks to consultants for financing, investor relation, and business development services based on market price of the shares at the transaction dates.

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

16. Statutory Reserves

The Company’s subsidiaries in China are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve the year ended December 31, 2016, statutory reserve activity is as follows:

Balance – January 1, 2016	$-
Addition to statutory reserve in 2016	127,473
Balance – December 31, 2016	127,473

17. Income Tax

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 34% on its taxable income. No provision for taxes is made for U.S. income tax for the years ended December 31, 2016 and 2015 as it has no taxable income in the U.S.

In accordance with the current tax laws in China, Kiwa Shandong, Kiwa Beijing, Kiwa Shenzhen and Kiwa Hebei is subject to a corporate income tax rate of 25% on its taxable income. Kiwa Shandong has not provided for any corporate income taxes since it had no taxable income for the years ended December 31, 2016 and 2015. Kiwa Shenzhen and Kiwa Hebei has not provided for any corporate income taxes since it had no taxable income for the years ended December 31, 2016. For the year ended December 31, 2016, Kiwa Beijing recorded income tax provision for RMB 2,822,160 or approximately $424,911.

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

A reconciliation of the provision for income taxes from continuing operation determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2016	2015

Pre-tax income (loss) from continuing operation	$1,466,412	$(428,031)

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	498,580	(145,530)
Reconciling items:
Rate differential for PRC earnings	(152,968)	-
Change of valuation allowance	275,767	109,660
Effect of tax exempted income in BVI	(196,468)	35,870
Effective tax expense	$424,911	$-

The Company had deferred tax assets from continuing operation as follows:

	December 31, 2016	December 31, 2015

Net operating losses carried forward by parent Company in the US	$2,555,064	$2,279,297
Less: Valuation allowance	(2,555,064)	(2,279,297)

Net deferred tax assets	$-	$-

As of December 31, 2016 and 2015, the Company had approximately $7.3 million and $6.7 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

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

18. Commitments and Contingencies

The Company has the following material contractual obligations:

(1) Strategic cooperation with two institutes in China

On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018. However, the Company is only liable for the annual funds to be provided to the extent of the contract obligations performed by CAAS IARRP and IAED, and the agreement is terminable before the three years’ commitment date based on negotiations of both parties.

(2) Lease payments

(1) On March 21, 2016, Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. entered an office lease agreement with two-year team. Monthly lease payment fee totaled RMB 68,133 or approximately USD $10,536.

(2) On November 20, 2016, Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. entered an apartment lease agreement for its employees. The lease term is one year with monthly lease payment of RMB 6,000 or approximately USD $896. This lease was terminated on May 31, 2017 upon mutual agreement.

(3) On March 1, 2017, Kiwa Bio-Tech (Shenzhen) Co., Ltd, a newly established subsidiary entered an office lease agreement with one-year term. Monthly lease payment is RMB 29,000 or approximately of USD $4,320.

(4) On June 20, 2017, Kiwa Bio-Tech (Shenzhen) Co., Ltd, a newly established subsidiary entered an office lease agreement with two-year term. Monthly lease payment is RMB 117,221 or approximately of USD $17,213 for the first year and RMB 124,254 or approximately of USD $18,245 for the second year. And the previous lease agreement terminated automatically since the landloard is the same one.

(5) On May 5, 2017, Kiwa Bio-Tech Products Group Corporation entered an office lease agreement with 13 months term. Monthly lease payment totaled USD $680.

(6) On July 1, 2017, Kiwa Bio-Tech Products Group Corporation entered an office lease agreement with one-year term. Monthly lease payment totaled USD $1,087.

(7) On July 4, 2017, Kiwa Bio-Tech (Hebei) Co., Ltd, a newly established subsidiary entered an office lease agreement with one-year term. Monthly lease payment is RMB 2,000 or approximately of USD $301.

The future lease payments at December 31, 2016 are summarized below.

2017	$269,195
2018	$260,851
2019	$107,313
Thereafter	$-
Total minimum lease payment	637,359

19. Discontinued Operation

The Company initiated the process of selling Kiwa Shandong to an unrelated third party company at the end of 2016. The Company assessed that all the criteria required for the classification of Kiwa Shandong as held for sale have been met as at December 31, 2016. As a result, the consolidated balance sheets at December 31, 2016 and 2015 reflected the assets and liabilities of Kiwa Shandong business segment as a discontinued operation.

On February 11, 2017, the Company executed an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) whereby the Company transferred all of its right, title and interest in Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Shandong”) to the Transferee for the RMB 1.00. The government processing of the transaction has been completed on April 12, 2017. This transaction was completed and effective on April 12, 2017.

The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at December 31, 2016 and 2015, respectively:

	December 31,
	2016	2015
Assets held for sale:
Cash	-	245
Other receivables	-	13,533
Property, Plant and Equipment
Buildings	1,308,785	1,308,785
Machinery and equipment	595,623	595,623
Automobiles	85,769	85,769
Office equipment	104,843	104,843
Computer software	22,304	22,304
Property, plant and equipment - total	2,117,324	2,117,324
Less: accumulated depreciation	(765,598)	(762,791)
Less: impairment on long-lived assets	(1,351,726)	(1,351,726)
Deferred tax assets	1,013,365	1,119,105
Less: Deferred tax assets allowance	(1,013,365)	(1,119,105)
Total assets of business held for sale	$-	$16,585

Liabilities of business held for sale:
Accounts Payable	251,466	269,360
Advances from customers	12,883	13,800
Salary payable	533,432	571,389
Accrued expense	28,835	30,887
Other payable	101,588	108,816
Due to related party-trade	1,122,754	1,125,553
Loan payable	1,655,343	1,773,131
Construction cost payable	255,539	273,722
Tax payable	502,845	478,209
Total liabilities of business held for sale	$4,464,685	$4,644,867

The building is on a piece of land the use right of which was granted to Kiwa Bio-Tech Products (Shandong) Co., Ltd. by local government free for 10 years and then for another 20 years on a fee calculated according to Kiwa Shandong’s net profit. Since Kiwa Shandong did not generate any net profit, no fee is payable.

Depreciation expense was $2,807 and $4,352 for the years ended December 31, 2016 and 2015, respectively. And all of property, plant and equipment which belong to Kiwa Bio-Tech Products (Shandong) Co., Ltd. had been fully depreciated or impaired by the end of year 2016.

All of our property, plant and equipment have been held as collateral to secure the 6% Notes (see Note 11).

The net operating loss of Kiwa Shandong could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, Kiwa Shandong recorded a full valuation allowance on its deferred tax assets.

The income statement for the year ended December 31, 2016 and 2015 reflected the Kiwa Shandong business segment as a discontinued operation. The following results of operations of Kiwa Shandong are presented as a loss from a discontinued operation in the consolidated statements of operations:

	Years ended December 31,
	2016	2015

Net sales	-	-
Gross profit	-	-
Operating expense	150,471	249,327
Income tax	-	-
Loss from discontinued operations	$150,471	$249,327

In accordance with the current tax laws in China, Kiwa Shandong is subject to a corporate income tax rate of 25% on its taxable income. A reconciliation of the provision for income taxes from discontinued operation determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2016	2015

Pre-tax income (loss) from discontinued operation	$(150,471)	$(249,327)

U.S. federal corporate income tax rate	34%	34%
Income tax computed at U.S. federal corporate income tax rate	(51,159)	(84,771)
Reconciling items:
Rate differential for PRC earnings	13,542	22,439
Change of valuation allowance	37,617	62,332
Non-deductible expenses	-	-
Effective tax expense	$-	$-

20. Reclassification of previously disclosed quarterly financial information

As disclosed in Note 10(2), Ms. Feng Li, a member of the Company’s board of directors and shareholder of the Company (Ms. Li held approximately 20% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock), is also a 23% shareholder of Gerui. There were $187,616, $1,152,863 and $1,677,459 due from Gerui as at March 31, June 30 and September 30, 2016, respectively. The Company failed to identify Gerui as a related party and disclosed the above amounts as due from related party in the quarterly filing for the periods ended March 31, June 30 and September 30, 2016.

For the purpose to reflect all adjustments of the quarterly information and necessary for the fair presentation, the Company reclassified the above-mentioned amount to due from related parties from advance to customer-Gerui as following:

Before the reclassification:

	March 31, 2016	June 30, 2016	September 30, 2016

Deposit and other receivable	201,363	1,203,564	-
Advance to customer-Gerui	-	-	1,677,459
Due from related party	-	-	-

After the reclassification:

	March 31, 2016	June 30, 2016	September 30, 2016

Deposit and other receivable	13,747	50,701	-
Due from related party - Non-trade	187,616	1,152,863	1,677,459

Meanwhile, the Company generated $ 267,010, $710,095 and $786,329 trademark license revenue from Gerui for the three, six and nine months ended September 30, 2016, which have been recorded in other income.

21. Subsequent Events

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date these financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein.

On February 11, 2017, the Company executed an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) whereby the Company transferred all of its right, title and interest in Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Shandong”) to the Transferee for the RMB 1.00. In connection with the transaction, the Transferee received all assets of Shandong which are estimated to be approximately RMB 14,057,713 at the effective date and assumed all liabilities of Shandong which are estimated to be approximately RMB 59,446,513 at the effective date. In connection with this transaction, Transferee agreed to indemnify the Company for any liability or claims of any third party (ies) against Shandong or the Company for five (5) years. The transaction is subject to obtaining Chinese government approval for the transaction, which the parties agrees to use their best efforts to obtain prior to December 31, 2017. The completion of transfer is under government processing.

On February 23, 2017, the Company has agreed to a strategic relationship with ETS (Tianjin) Biological Science and Technology Development Co., Ltd. (“ETS”). The partnership will include the deployment and strategic use of ETS biotechnology to produce bio-fertilizers for use in both China and internationally. Kiwa and ETS, together with the certain Chinese government departments, will work together to enhance China’s microbial fertilizer industry standards and China’s food safety industry chain standards. The parties will work together on the development of microbial technology and products in agriculture, environmental protection, soil management and other fields. Relying on the Chinese Academy of Sciences, ETS Environmental and Agricultural Microbial Technology Research Center and biotechnology project research results, Kiwa has introduced the ETS core technology to complete bio-fertilizer upgrading, transformation and to develop new product lines. In order to meet the growing global consumer demand to increase food supply and develop sustainable farming we are applying sustainable use of biotechnology and the use of biotechnology products to replace chemical products, which will strengthen environmental protection and promote international cooperation. As a result of strict management of many agricultural chemicals, such chemicals will continue to be abandoned, resulting is a growing demand for bio-fertilizers. It has been widely accepted that the application of ETS biotechnology facilitates agricultural sustainability and helps to protect the soil and improve grain output. The technology focuses on keeping soil healthy by restoring healthy microbes that are naturally present in healthy soils. As the technology gains worldwide recognition, it is imperative to popularize bio-fertilizer in developing countries to fulfill the needs of growing populations and promote environmentally friendly agriculture. Through the cooperation of Kiwa and ETS, the parties aim to enhance the usage of the bio-fertilizers in China. The cooperation will bring technological transformation and support for Kiwa to improve its existing manufacturing techniques. Kiwa and ETS will also collaborate to establish a comprehensive platform for producing, supplying, and marketing in China. Ultimately, Kiwa would look to introduce these products to the international market, including the United States.

On February 15, 2017, the Company issued 70,000 common shares to Yuan Wang for his consulting service to assist the Company in financing projects. The number of shares was determined based on the fair value of the service. The agreement has one year term.

On February 15, 2017, the Company entered into Common Stock Purchase Agreement with two individuals. Pursuant to the Agreement, the Company issued total 1,000,000 shares of restricted common stock at $1.00 per share price for an aggregate amount of $1,000,000. The Company has received the full amount.

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

On March 8, 2017, pursuant to the consent of the holders of a majority of the votes entitled to be cast on the matter, the Company approved 2016 Employee, Director and Consultant Stock Plan.

On March 13, 2017, Yong Change Wu was removed as a director of the Company by the consent of the holders of a majority of the votes entitled to be cast on the matter and the approval of the majority of the directors of the Company. Immediately thereafter, the Board appointed Yong Lin Song as a director of the Company to be effective immediately.

On May 9, 2017, the Company entered into a Convertible Loan Agreement with Junwei Zheng wherein the lender agreed to advance of approximately US$ 4.5 million (RMB 30,000,000) under a Convertible Promissory Note with a term of 24 months bearing interest at a rate of Fifteen Percent (15%) per annum. The Loan is convertible at any time at the option of the Lender at a conversion price of $3.50 per share. The net proceeds will be used for the further development of Kiwa products and distribution, as well as for general working capital. The Company has received the amount of $796,835.

On May 22, 2017, the Company entered into Common Stock Purchase Agreement with Yang Yang. Pursuant to the Agreement, the Company issue total 96,900 shares of restricted common stock at $3.00 per share price for an aggregate amount of $290,700. The Company has received the full amount.

On May 25, 2017, the Company issued 19,380 common shares to Haiping Liu for her consulting service to assist the Company in financing projects. The number of shares was determined based on the fair value of the service. The agreement has one year term.

On June 15, 2017, the Company entered into Common Stock Purchase Agreement with ten individuals. Pursuant to the Agreement, the Company issued total 97,850 shares of restricted common stock at $1.95 per share price for an aggregate amount of $190,807.50. The Company has received the full amount.

On May 25, 2017, the Company issued 15,108 common shares to Xian Pupuxing Information Technology Co. Ltd. for their consulting service to assist the Company in technical service. The number of shares was determined based on the fair value of the service. The agreement has five years term.

On July 1, 2017, Kiwa Bio-Tech Products Group Corporation entered an office lease agreement with two-year term. Monthly lease payment totaled USD $1,087.

On July 19, 2017, the Company entered into Common Stock Purchase Agreement with Junwei Zheng. Pursuant to the Agreement, the Company will issue total 245,000 shares of restricted common stock at $3.00 per share price for an aggregate amount of $735,000. The Company has received the amount of $120,954.

On July 19, 2017, the Company entered into Common Stock Purchase Agreement with Quanzhen Shen. Pursuant to the Agreement, the Company issue total 98,000 shares of restricted common stock at $3.00 per share price for an aggregate amount of $294,000. The Company has received the full amount.

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

On August 2, 2017, the Company entered into Common Stock Purchase Agreement with Yuefeng Su. Pursuant to the Agreement, the Company issued total 135,000 shares of restricted common stock at $3.00 per share price for an aggregate amount of $405,000. The Company has received the full amount.

On August 9, 2017, the Company issued a total of 473,500 common shares to five invididuals for their consulting services to assist the Company in financing and marketing projects. The number of shares was determined based on the fair value of the services. All of these agreements have three years term.

On August 14, 2017, the Company entered into Common Stock Purchase Agreement with Zhen Lin. Pursuant to the Agreement, the Company will issue total 50,000 shares of restricted common stock at $3.00 per share price for an aggregate amount of $150,000. The Company has received the full amount.

On August 14, 2017, the Company entered into Common Stock Purchase Agreement with Haipeng Liu. Pursuant to the Agreement, the Company will issue total 50,000 shares of restricted common stock at $3.00 per share price for an aggregate amount of $150,000. The Company has received the full amount.

On September 29, 2017, the Company entered into Common Stock Purchase Agreement with Erli Wei. Pursuant to the Agreement, the Company will issue total 38,000 shares of restricted common stock at $2.00 per share price for an aggregate amount of $76,000. The Company has received the full amount.

On October 19, 2017 the Company issued 38,000 common shares to Hairong Chen for his consulting service to assist the Company in marketing projects. The number of shares was determined based on the fair value of the service. The agreement has one year term.

On October 19, 2017, the Company issued total 14,151 common shares at $1.04 per share price to FirsTrust Group, Inc. for the conversion of convertible note.

On November 7, 2017, the Company issued a total of 1,300,000 common shares to eight individuals for their consulting services to assist the Company in marketing and financing projects. The number of shares was determined based on the fair value of the services. The agreements have terms ranging from one to three years.

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date these financial statements were issued and has determined that, other than as stated above, there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein.

