Form 10-K
period 2017-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2018-03-30
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)	Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 30, 2018, the Company had 16,120,465 shares of common stock, $0.001 par value, issued and outstanding.

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

The Company operates through a series of subsidiaries in the Peoples Republic of China as detailed in the following Organizational Chart. The Company had previously operated its business through its subsidiaries Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) and Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin “). Kiwa Tianjin has been dissolved since July, 11, 2012. On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title, interest and liabilities in Kiwa Shandong to the Transferee for RMB 1.00. On April 12, 2017, the government processing of transfer has been completed. Currently, the Company mainly operates its business through its subsidiaries Kiwa Baiao Bio-Tech (Beijing) Co., Ltd, which was acquired in January 2016 and rename to Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. from Oriental Baina Co., Ltd. in June, 2016; Kiwa Bio-Tech Products (Shenzhen) Co., Ltd, which was incorporated in China in November, 2016 and Kiwa Bio-Tech Products (Hebei) Co., Ltd., which was incorporated in December, 2016. In July, 2017, the Company established Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd. (“Kiwa Asia”) to be the direct holding company of Kiwa Beijing, Kiwa Shenzhen and Kiwa Hebei. The Company established Inner Mongolia Jing Nong Investment & Management, Ltd. (“Kiwa Jing Nong”) in August 2017. The Company established Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd., Xian Branch Company in December 2017.

2. Overview of Business

We develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture. Our products are designed to enhance the quality of human life by increasing the value, quality and productivity of crops and decreasing the negative environmental impact of chemicals and other wastes.

Our Products

We have developed three bio-fertilizer products with bacillus species (“bacillus spp”) and/or photosynthetic bacteria as core ingredients. For the year ended December 31, 2017, we are currently generating revenues from two of our three bio-fertilizer products: 1) Biological Organic Fertilizer and 2) Compound Microbial Fertilizer. We expect to add one more bio-fertilizer product, 3) Bio-Water Soluble Fertilizer, to our revenue sources in 2018 and it is expecting to launch sometime in the third quarter of 2018.

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

Intellectual Property

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

We have obtained three fertilizer registration certificates from the Chinese government - two covering our bacillus bacteria fertilizer and one covering our photosynthetic bacteria fertilizer. The five registration certificates are: (1) Biological Organic Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (2) Compound Microbial Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture; (3) Compound Microbial Water Soluble Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture. Protected by these three fertilizer registration certificates and five trademarks under the names of “KANGTAN” (Chinese translation name for Kiwa), “ZHIGUANGYOU,” “PUGUANGFU,” “JINWA” and “KANGGUAN,” we have developed three series of bio-fertilizer products with bacillus spp and/or photosynthetic bacteria as core ingredients. Valid period of fertilizer registration certificates is five years and may be extended for another five years upon application from the owner of fertilizer registration certificates. The Company has determined to re-apply the Fertilizer Registration Certificate issued by the PRC Ministry of Agriculture.

Our Customers

For the year ended December 31, 2017, three customers accounted for 46%, 26%, 17% of the Company’s sales.

1. Qingdao Lanhai Hanrui Bio-Tech Ltd. (46% of sales)

2. Wofu (Tianjing) Agriculture Development Ltd. (26% of sales)

3. Deluke Agriculture Bio-Tech (Shenzhen) Ltd. (17% of sales)

Should we lose any of these large scale customers in the future and are unable to obtain additional customers, our revenues and operation results might be adversely affected.

Our Suppliers

For the year ended December 31, 2017, two suppliers accounted for 49% and 47% of the Company’s total purchases, respectively. One of our supplier is named Weifang Deluke Fertilizer Co., Ltd. (“Weifang Deluke”), which is our subcontractor that purchase raw materials and produce our bio-fertilizer products. Prior to May 2017, all raw materials used to produce our bio-fertilizer were contributed by Weifang Deluke. Starting from May, 2017, we began making raw materials purchase orders from Shenzhen San Kang Life Agriculture Development Ltd. Co. (“Shenzhen San Kang”), who specializes in the supply chain business of agriculture industry. For the year ended December 31, 2017, Weifang Deluke was contributing approximately 49% of total purchases including raw materials and finished goods, and Shenzhen San Kang was contributing approximately 47% of total purchase which only included raw materials for producing our bio-fertilizer. Starting from 2018, Weifang Deluke was expected to contributing approximately 30%-40% raw materials for producing our bio-fertilizer, and Shenzhen San Kang was expected to contributing approximately 60%-70% raw materials for producing our bio-fertilizer.

Our Competition

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

Our main competitors include China Green Agriculture, Inc., Genliduo Biotechnology Ltd., Shenzhen Baitan Ecotypic Engineering Co. Ltd., Hunan Taigu Biotechnology Co. Ltd. and Shanxi A.K. Quantum Agricultural Technology Corporation.

Kiwa-CAU Research and Development Center

In July 2006, we established a new research center with China Agricultural University (“CAU”) which is known as Kiwa-CAU Bio-Tech Research & Development Center (the “Kiwa-CAU R&D Center”). Pursuant to an agreement between CAU and Kiwa Shandong dated November 14, 2006, Kiwa agreed to contribute RMB 1 million (approximately $160,000) each year to fund research at Kiwa-CAU R&D Center. The term of this agreement was ten years starting from July 1, 2006. Prof. Qi Wang, who became one of our directors in July 2007, has acted as the Director of Kiwa-CAU R&D Center since July 2006. Under the above agreement, the Kiwa-CAU R&D Center is responsible for fulfilling the overall research-and-development functions of Kiwa Shandong, including: (1) development of new technologies and new products (which will be shared by Kiwa and CAU); (2) subsequent perfection of existing product-related technologies; and (3) training quality-control personnel and technicians and technical support for marketing activities.

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

Other

On November 30, 2015, we entered into an acquisition agreement (the “Agreement”) with the shareholders of Caber Holdings LTD, whose Chinese name is Hong Kong Baina Group Co., Ltd, located in Hong Kong (“Baina Hong Kong”), and Oriental Baina Co. Ltd. (hereinafter referred to as “Baina Beijing”), Baina Hong Kong’s wholly-owned subsidiary in Beijing, China. As a result of this Agreement, Kiwa renamed Baina Beijing to Kiwa Baiao Bio-Tech (Beijing) Co., Ltd., which replaced Kiwa Bio-Tech (Shandong) Co., Ltd (“Kiwa Shandong”) to operate Kiwa’s bio-fertilizer market expansion and become Kiwa’s platform for future acquisitions of new agricultural-related projects in China. In accordance with the terms of the Agreement, Kiwa agreed to pay approximately HKD 1.00 to the Baina Hong Kong Shareholders, a group of unrelated third parties, for the acquisition of 100% of the equity of Baina Hong Kong. The acquisition was completed on January 7, 2016. Both Baina Hong Kong and Baina Beijing had no activities before the acquisition date and had no assets and liabilities. The purpose of this acquisition was to acquire Baina Hong Kong’s corporation registration in Hong Kong and in China.

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

Employees

As of December 31, 2017, we employed 82 full-time employees. The following table sets forth the number of our full-time employees by function as of December 31, 2017.

Employees and their Functions

Management & Administrative Staff	33	40.24%
Sales	13	15.85%
Technical & Engineering Staff	36	43.90%
Total	82	100.00%

As required by applicable PRC law, we have entered into employment contracts with all our officers, managers and employees. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff.

In addition, we are required by PRC law to cover employees in China with various types of social insurance and believe that we are in material compliance with the relevant laws.

Insurance

We believe our insurance coverage is customary and standard for companies of comparable size in comparable industries in China.

ITEM 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

In June 2002, Kiwa Shandong entered into an agreement with Zoucheng Municipal Government granting us the use of at least 15.7 acres in Shandong Province, China at no cost for 10 years to construct a manufacturing facility. Under the agreement, we have the option to pay a fee of approximately RMB 480,000 (approximately $78,155) per acre for the land use right at the expiration of the 10-year period. In the same agreement, we have also committed to invest approximately $18 million to $24 million for developing the manufacturing and research facilities in Zoucheng, Shandong Province. On February 11, 2017 Kiwa Bio-Tech Products (Shandong) entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title, interest and liabilities in Kiwa Shandong to the Transferee for RMB $1.00. The completion of transfer was completed on April 12, 2017.

(a) On March 1, 2017, Kiwa Bio-Tech (Shenzhen) Co., Ltd, a newly established subsidiary entered an office lease agreement with one-year term. Monthly lease payment is RMB 29,000 or approximately of USD $4,320. This lease was terminated on August 31, 2017.

(b) On June 20, 2017, Kiwa Bio-Tech (Shenzhen) Co., Ltd, a newly established subsidiary entered an office lease agreement with two-year term. Monthly lease payment is RMB 117,221 or approximately of USD $17,213 for the first year and RMB 124,254 or approximately of USD $18,245 for the second year. And the previous lease agreement terminated automatically since the landlord is the same one.

(c) On May 5, 2017, Kiwa Bio-Tech Products Group Corporation entered an office lease agreement with 13 months term. Monthly lease payment totaled USD $781.15.

(d) On July 1, 2017, Kiwa Bio-Tech Products Group Corporation entered an office lease agreement with one-year term. Monthly lease payment totaled USD $1,087.

ITEM 3. Legal Proceedings

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

Part II

ITEM 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

The Company’s common stock has been quoted under the symbol “KWBT” since March 30, 2004. Our shares are currently traded on the OTCQB.

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

Fiscal Year 2017	High	Low
First Quarter	$1.49	$1.44
Second Quarter	$2.61	$2.48
Third Quarter	$2.52	$2.31
Fourth Quarter	$1.92	$1.83

Fiscal Year 2016	High	Low
First Quarter	$2.24	$0.20
Second Quarter	$1.98	$1.30
Third Quarter	$1.65	$0.62
Fourth Quarter	$1.43	$0.80

Holders

As of December 31, 2017, there were approximately 495 shareholders of record of our common shares.

Dividend Policy

We have not paid any dividends on our common shares since our inception and do not anticipate that dividends will be paid at any time in the immediate future.

Equity Compensation Plan Information

The information required by Item 5 regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this report.

Recent Sales of Unregistered Securities

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants during the period from January 1, 2017 through March 30, 2018, which were not registered under the Securities Act:

Name of Purchaser	Issue Date	Security	Shares	Consideration
JUNWEI ZHENG	3/3/17	Common	920,000	Stock Purchase
YUAN WANG	3/3/17	Common	80,000	Stock Purchase
YUAN WANG	3/3/17	Common	70,000	Consultant Fees
HAIPING LIU	6/13/17	Common	19,380	Consultant Fees
YANG YANG	6/13/17	Common	96,900	Stock Purchase
YUAN ZENG	6/30/17	Common	21,100	Stock Purchase
BAOYU OUYANG	6/30/17	Common	17,000	Stock Purchase
HONGHUA ZHANG	6/30/17	Common	15,000	Stock Purchase
WEIQIANG XU	6/30/17	Common	10,000	Stock Purchase
JIALIN XIONG	6/30/17	Common	3,750	Stock Purchase
KUN WEI	6/30/17	Common	3,000	Stock Purchase
YANYU GUO	6/30/17	Common	2,000	Stock Purchase
YANJIAO GUO	6/30/17	Common	1,000	Stock Purchase
MENGSHA YUAN	6/30/17	Common	10,000	Stock Purchase
MO HAN	6/30/17	Common	15,000	Stock Purchase
HEBE HAN	6/30/17	Common	15,108	Consultant Fees
QUANZHEN SHEN	8/1/17	Common	98,000	Stock Purchase
QUANZHEN SHEN	8/1/17	Common	49,000	Consultant Fees
YUAN WANG	8/1/17	Common	39,000	Consultant Fees
JUNWEI ZHENG	8/1/17	Common	245,000	Stock Purchase
YANWU ZHU	8/18/17	Common	67,500	Consultant Fees
ZHEN LIN	8/18/17	Common	50,000	Consultant Fees
HAIPENG LIU	8/18/17	Common	50,000	Consultant Fees
YANAN FU	8/18/17	Common	206,000	Consultant Fees
XIAOCHUN ZHANG	8/18/17	Common	100,000	Consultant Fees
YUEFENG SU	8/18/17	Common	135,000	Stock Purchase
ZHEN LIN	8/18/17	Common	50,000	Stock Purchase
HAIPENG LIU	8/18/17	Common	50,000	Stock Purchase
FIRSTTRUST GROUP, INC.	10/19/17	Common	14,151	Conversion of Note
DONGQING ZHAO	10/24/17	Common	50,000	Consultant Fees
LIYA WANG	10/24/17	Common	50,000	Consultant Fees
MING JI	10/24/17	Common	50,000	Consultant Fees
SHUMIN E	10/24/17	Common	50,000	Consultant Fees
XIUFANG GAO	10/24/17	Common	50,000	Consultant Fees
YUFANG YANG	10/24/17	Common	50,000	Consultant Fees
GENG LIU	10/24/17	Common	500,000	Consultant Fees
XUAN ZHANG	10/24/17	Common	500,000	Consultant Fees
HAIRONG CHEN	10/24/17	Common	38,000	Consultant Fees
ERLI WEI	10/24/17	Common	38,000	Stock Purchase
FIRSTTRUSTGROUP, INC.	12/27/17	Common	105,095	Conversion of Note
Wei Li	12/28/17	Ser. B Preferred	811,148	Debt Cancellation
YONGTAO YU	12/29/17	Common	1,000,000	Stock Purchase
TIANAO ZHANG	12/29/17	Common	1,540,000	Stock Purchase
WSMG ADVISORS	1/11/18	Common	180,000	Consultant Fees
ACORN MANAGEMENT PARTNERS, LLC.	1/11/18	Common	187,500	Consultant Fees
TING LI	1/11/18	Common	400,000	Consultant Fees
JIANPING GUO	3/9/18	Common	100,000	Consultant Fees
GUOHUI YU	3/16/18	Common	50,000	Consultant Fees
Total:			8,202,632

ITEM 6. Selected Financial Data

Not required.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K for the fiscal year ended December 31, 2017 contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We previously established a subsidiary in China, Kiwa Shandong in 2002, a wholly-owned subsidiary, engaging in the bio-fertilizer business. Formerly, our subsidiary Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”), was engaged in the bio-enhanced feed business. At the end of 2009, Kiwa Tianjin could no longer use its assets including machinery and inventory in the normal course of operations. Kiwa Tianjin has been dissolved since July 11, 2012. On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title, interest and liabilities in Kiwa Shandong to the Transferee for RMB1.00. On April 12, 2017, the government processing of transfer has been completed.

Principal Factors Affecting Our Financial Performance

We believe that the following factors that would affect our financial performance:

●	Change in the Chinese Government Policy on agricultural industry. The Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry. Below are a list of government policies issued by the Chinese Government to promote green environment and these policies are either directly or indirectly to encourage the end users of the bio-fertilizer to use more organic related products. Unfavorable changes to these policies could affect demand of our products that we produce and could materially and adversely affect the results of operations. Although we have generally benefited from these policies by using our bio-fertilizer to enhances the capacity of plants to transform inorganic materials to organic products, to boost overall plant health and productivity and not to deteriorate landfall soil.

○	In April 2008, the Ministry of Finance of PRC issued Circular No. 2008-56 to tax-exempt value-added taxes on all organically fertilizer related products effectively from June 1, 2008.
○	In January 2016, the PRC State Council official website issued statements to fasten the agricultural modernization process.
○	In June 2016, the PRC State Council issued Circular No. 2016-31 to prevent further deterioration of landfall soil action plan.
○	In February 2017, the PRC State Council official website issued statements to promote agricultural structural reform on accelerating the cultivation in the agricultural development.
○	In February 2017, the Ministry of Agriculture of PRC issued Circular No. 2017-02 to carry out replacement of chemical bio-fertilizers by organically bio-fertilizers action plan on vegetables, fruits and teas planting.
○	In April 2017, the Ministry of Agriculture of PRC issued Circular No. 2017-06 to implementing five major action plans on agriculture green development with one of the action plan of replacing chemical bio-fertilizers by organically bio-fertilizers on vegetables, fruits and teas planting under action plan No. 2-2.

●	Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintained close relationships with institutes in the PRC.

○	We signed a strategic cooperation agreement with China Academy of Agricultural Science’s Institute of Agricultural Resources & Regional Planning and Institute of Agricultural Economy & Development. Pursuant to the Agreement, we will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, we will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018.
○	Meanwhile, on February 23, 2017, the Company entered a strategic relationship with ETS (Tianjin) Biological Science and Technology Development Co., Ltd. (“ETS”). ETS technology was first established in the U.S., and commercialized and improved in Japan for nearly 30 years. In 2013, the ETS technology was introduced into Mainland China. It has been widely accepted that the application of ETS biotechnology facilitates agricultural sustainability and helps to protect the soil and improve grain output. The technology focuses on keeping soil healthy by restoring healthy microbes that are naturally present in healthy soils. As the technology gains worldwide recognition, it is imperative to popularize bio-fertilizer in developing countries to fulfill the needs of growing populations and promote environmentally friendly agriculture. The cooperation will include the deployment and strategic use of ETS biotechnology to produce of bio-fertilizers for use in both China and internationally. The cooperation will bring technological transformation and support for Kiwa to improve its existing manufacturing techniques. Kiwa and ETS will also collaborate to establish a comprehensive platform for producing, supplying, and marketing in China. Ultimately, Kiwa would look to introduce these products to the international market, including the United States.

●	Experienced Management. Management’s technical knowledge and business relationships give us the ability to secure more sales orders with our customers. If there were to be any significant turnover in our senior management, it could deplete the institutional knowledge held by our existing senior management team.

●	Large Scale Customer Relationship. We have contracts with major customers that are distributors of our products. Our sales efforts focus on these distributors which place large recurring orders and present less credit risk to us. For the year ended December 31, 2017, three customers accounted for approximately 46%, 26%, and 17% of our sales. Should we lose any of these large scale customers in the future and are unable to obtain additional customers, our revenues and operation results may be adversely affected.

●	Competition. Our competition includes a number of publicly traded companies in the PRC and privately-held PRC-based companies that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Some of our competitors have achieved greater market penetration but with less sophisticated technological innovation than our products as there were in the transition period from being the chemical bio-fertilizer producers to the organically bio-fertilizer producers. We believe that we have a better competitive advantage over them as we are the pioneer within our markets. Some of our competitors competed within our markets have lesser financial and other resources than us as they have established their companies a few years behind us. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

Results of Operations for the Year ended December 31, 2017 and December 31, 2016

The following table summarizes the results of our operations for the years ended December 31, 2017 and December 31, 2016, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Year Ended December 31,		Amount Increase	Percentage Increase
Statement of Operations Data:	2017	2016	(Decrease)	(Decrease)

Revenues	$17,270	$9,621	$7,649	80%
Cost of goods sold	(11,846)	(7,200)	(4,646)	65%
Gross profit	5,424	2,421	3,003	124%
Operating expenses
Research and development expense	148	149	(1)	(1)%
Selling expenses	483	530	(47)	(9)%
General and administrative expenses	2,997	869	2,128	245%
Total operating expenses	3,628	1,548	2,080	134%
Operating Income	1,796	873	923	106%
Other income/(expense), net
Trademark license income-related party	-	786	(786)	(100)%
Change in fair value of derivative liabilities	322	-	322	100%
Interest expenses	(524)	(191)	(333)	175%
Other income/(expense)	382	(2)	384	(18,375)%
Exchange loss	(59)	-	(59)	100%
Total other income/(expense), net	121	593	(472)	(80)%
Income from continuing operations before income taxes	1,917	1,466	451	31%
Income taxes	(1,103)	(425)	(678)	160%
Income from continuing operations	$814	$1,041	$(227)	(22)%

Income (loss) from discontinued operations, net of taxes	4,495	(150)	4,645	(3,088)%
Net Income	$5,309	$891	$4,418	496%

Revenue

Revenue increased by approximately $7.6 million or 80%, to approximately $17.3 million in the year ended December 31, 2017 from approximately $9.6 million in the year ended December 31, 2016. In August 2016, Kiwa Baiao Bio-Tech (Beijing) Co., Ltd obtained a fertilizer sales permit from the Chinese government and began to sell the products directly to customers in Northern areas of China. Due to the good quality of our products, we have gained more reputation in the agricultural industry and were able to attract more customers. In addition, we established Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. in November 2016 to support sales in Southern areas of China. Our strategy on the expansion of our business was to gain market share in the bio-fertilizer market, thereby, we have extended credit to our customers. Our current payment terms on these customers are ranging from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. These customers are mainly agricultural cooperative company and distributors who then resell our products to individual farmers. Because the crop growing cycle usually takes approximately 3 to 9 months in the agricultural industry, it will take approximately similar time frame of 3 to 9 months for farmers to harvest crops and to realize profits to repay our distributors. As a result, for the sales contracts with these customers, the collectability of payment is highly dependent on the successful harvest of corps and the customers’ ability to collect money from farmers. The Company deemed the collectability of payment may not be reasonably assured until after the Company is paid. For those sales contracts that the Company has shipped its products but the payment is contingent on collections of payments from the downstream customers, the Company considers the revenue recognition criteria are not met and therefore defers the revenue and cost of goods sold until payments are collected. We have sold, shipped and collected our accounts receivable approximately $17.3 million of our products during the year ended December 31, 2017. As a result, our revenue increased accordingly for the year ended December 31, 2017 as compared to the same period in 2016.

We currently realized revenue in two major product categories of Biological Organic Fertilizer and Compound Microbial Fertilizer. Biological Organic Fertilizer is the first product category we launched into market in September 2016. Compound Microbial Fertilizer are our new products with higher effectiveness on the productivity of crops and increasing the value and quality of the crops harvested, which was firstly introduced in March 2017. We sold and shipped Compound Microbial Fertilizer in the third quarter of 2017. We plan to launch another product category of Bio-Water Soluble Fertilizer in the third quarter of 2018. Our revenues from our major product categories are summarized as follows:

	For the year ended December 31, 2017	For the year ended December 31, 2016	Change	Change (%)

Biological Organic Fertilizer
Sold and shipped in USD	$9,219,453	$9,620,929	$(401,476)	(4.2)%
Quantity sold in tons	51,877	53,250	(1,373)	(2.6)%
Average selling price	$177.72	$180.66	$(2.94)	(1.6)%

Compound Microbial Fertilizer
Sold and shipped in USD	$8,050,616	$-	$8,050,616	100.0%
Quantity sold in tons	24,781	-	24,781	100.0%
Average selling price	$324.87	$-	$324.87	100.0%

Revenue from Biological Organic Fertilizer decreased by approximately $0.4 million or 4.2%, to approximately $9.2 million in the year ended December 31, 2017 from approximately $9.6 million in the year ended December 31, 2016. The decrease of revenue from Biological Organic Fertilizer mainly due to the combination of decrease of quantity sold and decrease in average selling price for the year ended December 31, 2017 as compared to the same period in 2016. Quantity sold decreased by 1,373 tons or 2.6% mainly due to management’s revenue generating focus was toward the higher unit profit margin product, Compound Microbial Fertilizer, which was firstly introduced in March 2017. Average selling prices decreased by $2.94 or 1.6% during the year ended December 31, 2017 as compared to the year ended December 31, 2016 was mainly due to the appreciation of Renminbi against U.S. Dollar of approximately 1.7%. Average selling prices for both periods remained stable in Renminbi.

Because the Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry, we expect our revenues from our innovated and highly effective products, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer, will continue to grow in a higher rate than that from Biological Organic Fertilizer. Our Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer generally have a higher effectiveness on the productivity of crops that are suitable for promoting green environment. In addition, our marketing team is expanding to the Western areas of China and Hainan province and we expect our revenues will continue to grow in 2018. Meanwhile, we expect to continue to gain more market shares in our existing sales channel bases in the Northern and the Southern areas of China due to the good quality of the products and better reputation in the industry.

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

The sold and shipped amount of Compound Microbial Fertilizer increased by approximately $8.1 million or 100.0% in the year ended December 31, 2017 as we did not sell this product category during the year ended December 31, 2016.

Cost of Revenue

Our cost of revenues from our major product categories are summarized as follows:

	For the year ended December 31, 2017	For the year ended December 31, 2016	Change	Change (%)

Biological Organic Fertilizer

Cost of sold and shipped in USD	$6,196,511	$7,199,888	$(1,003,377)	(13.9)%
Quantity sold and shipped in tons	51,877	53,250	(1,373)	(2.6)%
Average unit cost	$119.45	$135.21	$(15.76)	(11.7)%

Compound Microbial Fertilizer
Cost of sold and shipped in USD	$5,649,363	$-	$5,649,363	100.0%
Quantity sold and shipped in tons	24,781	-	24,781	100.0%
Average unit cost	$227.97	$-	$227.97	100.0%

Cost of revenue from Biological Organic Fertilizer decreased by approximately $1.0 million or 13.9%, to approximately $6.2 million in the year ended December 31, 2017 from approximately $7.2 million in the year ended December 31, 2016. The decrease is mainly due to the combination of decrease in quantity sold and the decrease of average unit production cost. The decrease of $15.76 or 11.7% of average unit production cost is mainly due to the combination of decrease of price for raw materials (mainly includes nitrogen, phosphorus and potassium) used in the year ended December 31, 2017 and the appreciation of Renminbi against U.S. Dollar of approximately 1.7%.

Cost of sold and shipped from Compound Microbial Fertilizer increased by approximately $5.7 million or 100.0%. The increase was in line with the increase in the selling amount of Compound Microbial Fertilizer.

Gross Profit

Our gross profit from our major product categories are summarized as follows:

	For the year ended December 31, 2017	For the year ended December 31, 2016	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$3,022,943	$2,421,041	$601,902	24.9%
Gross Profit Percentage	32.8%	25.2%	7.6%	30.2%

Compound Microbial Fertilizer
Gross Profit	$2,401,252	$-	$2,401,252	100.0%
Gross Profit Percentage	29.8%	-	29.8%	100.0%

Gross profit percentage for Biological Organic Fertilizer increased from 25.2% for the year ended December 31, 2016 to 32.8% for the year ended December 31, 2017 mainly due to the decrease in raw materials price in our unit production cost of our products for the reason as discussed above.

Research and Development Expenses

Research and development expenses was approximately $148,000 (RMB 1,000,000) for the year ended December 31, 2017, keeping the same as the prior comparable period of approximately $149,000 (RMB 1,000,000) for the year ended December 31, 2016. On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $148,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018. However, the Company is only liable for the annual funds to be provided to the extent of the contract obligations performed by CAAS IARRP and IAED, and the agreement is terminable before the three years’ commitment date based on negotiations of both parties. The Company contributed approximately $148,000 (RMB 1,000,000) for the year ended December 31, 2017 and approximately $149,000 (RMB 1,000,000) for the year ended December 31, 2016. The Company plans to contribute the same R&D expense in quarterly installments in 2018 until the date of the Agreement expires on November 19, 2018.

Selling Expense

Selling expenses for the years ended December 31, 2017 and 2016 were approximately $483,000 and $530,000, respectively. Selling expenses include salaries of sales personnel, sales commission, travel and entertainment as well as freight out expenses. The decrease in selling expenses is mainly due to the decrease of freight out expenses of approximately $0.5 million offset by the increase in salary expenses of approximately $0.3 million and increase in promotional expenses of approximately $0.1 million in 2017. During the year ended December 31, 2016, we were responsible for freight out expenses while during the year ended December 31, 2017, our demand of the products was on a rise and our customers are willing to pay for the freight out expenses on their own. The increase in salary expenses is mainly because we have started hiring sales managers in the fourth quarter of 2016 for the marketing of our products in 2017. Prior to September 2016, there was no designated sales personnel since Kiwa Beijing just obtained the permit to sell bio-fertilizer in September 2016. With business expansion, we have hired more sales managers in Kiwa Beijing and in Kiwa Shenzhen to manage our sales activities in different regions of China from October 2016 and throughout 2017. In addition, we have incurred a lot of promotion and marketing activities in 2017 which also attributable to the increase of promotional expenses.

General and Administration

General and administrative (“G&A”) expenses increased by approximately $2.1 million or 245% from approximately $0.9 million in the year ended December 31, 2016 to approximately $3.0 million in the same period in 2017. General and administrative expenses include professional fees, officers’ compensation, depreciation and amortization, salaries, travel and entertainment, rent, office expense and telephone expense and the like. The increase in general and administrative expenses is mainly attributed to business expansion and the establishment of Kiwa Shenzhen in November 2016, Kiwa Hebei in December 2016 and Kiwa Asia in July 2017, which contributed approximately $1.0 million increase. In addition, approximately $0.6 million increase of G&A expenses are attributable to the increase of professional fees, such as attorneys, auditors, financial consultants, IT consultants, and business strategic and development consultants.

Right-to-use Trademark Income

Trademark license income totaled $0 for the year ended December 31, 2017, compared with $786,329 for the same period of 2016, reflecting a decrease of 100% from the same period of last year. Income was generated from licensing our trademark to Gerui. We signed the license agreement with Gerui to allow Gerui to sell fertilizer using our trademark in December 2015. We charged Gerui 10% of net sales of fertilizers bearing Kiwa trademark for using our trademark. Gerui began to sell fertilizers bearing Kiwa trademark in 2016. In August 2016, we  obtained the government approval of selling fertilizers in China. As a result, we ceased the licensing arrangement cooperation with Gerui and started to sell our own bio-fertilizers from September 2016.

Other Income

Other income increased by approximately $0.4 million from $0 for the year ended December 31, 2016 to approximately $0.4 million in the same period in 2017. The increase is mainly attributable the accrued professional fees which were unclaimed for more than ten years and we have evaluated and reached the decision to discharge these liabilities.

Interest Expenses

Net interest expense was $ 524,333 and $ 190,552 for the year ended December 31, 2017 and 2016, respectively, representing an increase of $333,781 or 175%. Interest expense included accrued interest on convertible note and other note payable, and the amortization of the convertible note discount for the year ended December 31, 2017 and 2016. The increase in interest expenses is mainly attributed to newly issuance of two 15% convertible notes for the year ended December 31, 2017.

Income (Loss) from discontinued operations, net of taxes

Income from discontinued operations, net of taxes was $4,495,333 for the year ended December 31, 2017 and loss from discontinued operations, net of taxes was $150,471 for the year ended December 31, 2016, which results an increase of $4,645,804 gain from discontinued operations, net of taxes for the years ended December 31, 2017 and 2016. Due to suffering from losses for several years, on February 11, 2017, the Company executed an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) whereby the Company transferred all of its right, title and interest in Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Shandong”) to the Transferee for RMB 1.00. The government processing of the transaction was completed on April 12, 2017. Therefore, it’s resulted in the increase of income from discontinued operations, net of taxes.

Net Income

During the fiscal year 2017, net income was $5,309,036, compared with $891,030 for the same period of 2016, representing an increase of $4,418,006 or 496%. Such change was the result of the combination of the changes as discussed above.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying consolidated balance sheets as of December 31, 2017 and 2016, and the consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficiency) and cash flows for the fiscal years ended December 31, 2017 and 2016, and the related notes thereto, for further discussion of our accounting policies.

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

The Company’s current payment terms on credits to its customers are ranging from 60 days to 9 months after receipts of the goods depending on the creditworthiness of its customers. The Company’s customers are mainly agricultural cooperative company and distributors who then resell the Company’s products to individual farmers. Because the crop growing cycle usually takes approximately 3 to 9 months in the agricultural industry for some of these Co-ops and distributors, will take approximately similar time frame of 3 to 9 months for farmers to harvest crops and to realize profits to repay the resellers. As a result, for the sales contracts with these customers, the collectability of payment is highly dependent on the successful harvest of corps and the customers’ ability to collect money from farmers. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid. For those sales contracts that the Company has shipped its products but the payment is contingent on collections of payments from the downstream customers, the Company considers the revenue recognition criteria are not met and therefore defers the revenue and cost of goods sold until payments are collected. These revenue and cost of goods sold are classified in the captioned “Deferred revenue” and “Deferred cost of goods sold” in the accompanying consolidated balance sheets. For other customers whose repayment is within normal business course and not highly dependent on the succession of corps being harvested, the Company recognized revenue when title and ownership of the goods are transferred upon shipment to the customer by the Company.

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

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs is to meet our working capital requirements, operating expenses and capital expenditure obligations.

We engage in the business for organically bio-fertilizer and our customers are mainly agricultural cooperative company and distributors who then resell our products to individual farmers. Because the crop growing cycle usually takes approximately 3 to 9 months in the agricultural industry, it will take approximately similar time frame of 3 to 9 months for farmers to harvest crops and to realize profits to repay our distributors. Our current payment terms on these customers are ranging from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. As a result, our accounts receivable turnover ratio is normally low due to the nature of our business. In addition, our business is capital intensive as we need to make advance payment to our suppliers to secure timely delivery and current market price of raw materials. Debt financing in the form of notes payable and loans from related parties have been utilized to finance our working capital requirements. As of December 31, 2017, our working capital was approximately $10.2 million and we had cash of approximately $1.1 million, with remaining current assets mainly composed of advance to suppliers.

Although management believes that we can realize our current assets in the normal course of business, our ability to repay our current obligations will depend on the future realization of our current assets and the future operating revenues generated from our products. Because the Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry, we expect our revenues from our innovated and highly effective products, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer, will continue to grow in its business. In addition, our marketing team is expanding to the Western areas of China and Hainan province and we expect our revenues will continue to grow in 2018. Meanwhile, our management expects to continue to gain market shares in our existing sales channel bases in the Northern and the Southern areas of China due to the good quality of our products and better reputation in the industry. Our management believes these factors will enable us sufficiently to support our working capital needs for the next twelve months.

Our management has considered our historical experience, the economic environment, trends in the Agricultural industry, the realization of the advance to suppliers as of December 31, 2017. We expects to realize the balance of its current assets within the normal operating cycle of a twelve month period. If we are unable to realize its current assets within the normal operating cycle of a twelve month period, we may have to consider supplementing its available sources of funds through the following sources:

●	in addition to the issuance of our common stock of approximately $6.3 million in 2017, we will continuously seeking additional equity financing to support our working capital;
●	other available sources of financing from PRC banks and other financial institutions;
●	factoring our accounts receivable from our sales starting in the second quarter of 2018; and
●	financial support and credit guarantee commitments from our major shareholder

Based on the above considerations, our management is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due one year from the date of this report. However, there is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine our plans, such as changes in the demand for the Company’s products, PRC government policy, economic conditions, and competitive pricing in the Agricultural industry.

The following table set forth summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2017	2016
Net cash used in operating activities	$(5,649,151)	$(908,727)
Net cash used in investing activities	(815,126)	(79,083)
Net cash provided by financing activities	7,534,356	1,009,582
Effect of exchange rate changes on cash	(9)	(8,779)
Net increase (decrease) in cash	1,070,070	12,993
Cash, beginning of year	13,469	476
Cash, end of year	$1,083,539	$13,469

Operating Activities

Net cash used operating activities was approximately $5.6 million for the year ended December 31, 2017, compared to cash used in operating activities of approximately $0.9 million for the same period in 2016. The increase in net cash used in operating activities was primarily attributable to 1) increase of approximately $10.3 million of advance to suppliers as we need to secure current market price of raw materials purchases as we are anticipating the raw materials price is on the rise in the near future; 2) increase of approximately $2.7 million of inventory as we need to stock up our inventory for the anticipated sales in 2018 offset by 3) net income from our continuing operations of approximately $0.8 million and non-cash reconciliation of operating items of approximately $0.9 million, 4) decrease of approximately of $1.1 million accounts receivables as we have improved our collection effort during 2017 5) decrease of approximately $1.5 million due from related parties – non trade as our related parties has repaid us during 2017 6) increase of approximately $0.6 million of accounts payable as we incurred more payables in our operations 7) increase of approximately $0.9 million of other payables and accruals as we have incurred additional R&D payable and received additional subscription receivable in advances 8) increase of approximately $0.5 million of advance from customers as we received more deposits for our sales orders and 9) increase of approximately $0.7 million of income taxes payable as we have generated more income in 2017 which incurred additional income tax payable.

Investing Activities

Net cash used in investing activities was approximately $0.8 million in the year ended December 31, 2017, and net cash used in investing activities was approximately $80,000 for the year ended December 31, 2016. The net cash used in investing activities was mainly attributable to deposit of investment. The Company entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao on June 8, 2017. As of December 31, 2017, the Company has made deposit payment of RMB 5,000,000 (approximately $768,000).

Financing Activities

Net cash provided by financing activities was approximately $7.5 million for the year ended December 31, 2017 and net cash provided by financing activities was approximately $1.0 million for the year ended December 31, 2016. The cash inflow for the year ended December 31, 2017 was mainly resulted from sale of common stocks of approximately $6.3 million, from issuing of our convertible note of approximately $1.0 million and approximately $0.2 million which we borrowed from our related parties for working capital purpose.

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

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB 8.28 to approximately US$1.00 = RMB 8.11. So far the trend of such appreciation continues. The exchange rate of U.S. Dollar against RMB on December 31, 2017 was US$1.00 = RMB 6.50979.

Risk

Credit Risk

Credit risk is one of the most significant risks for our business.

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and accounts receivable. Cash held at major financial institutions located in the PRC are not insured by the government. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue (or deferred revenue) earned from customers, thereby exposed to credit risk. Credit risk is controlled by the application of credit approvals, limits and monitoring procedures. We manages credit risk through in-house research and analysis of the Chinese economy and the underlying obligors and transaction structures. To minimize credit risk, we normally require certain prepayment from the customers prior to begin production or delivery products. We identifies credit risk collectively based on industry, geography and customer type. This information is monitored regularly by management.

In measuring the credit risk of our sales to our customers, we mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the exposures to the customer and its likely future development.

Liquidity Risk

We are also exposed to liquidity risk which is risk that it is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, we will turn to other financial institutions or related parties to obtain short-term funding to meet the liquidity shortage.

Inflation Risk

We are also exposed to inflation risk Inflationary factors, such as increases in raw material and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of sales revenue if the selling prices of our products do not increase with such increased costs.

Commitments and Contingencies

See Note 17 to the Consolidated Financial Statements under Item 8 in Part II.

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 8, Part II.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of December 31, 2017 and 2016 begins on page F-1 of this annual report.

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

In conjunction with the new engagement, the Company has dismissed its former accountant, Paritz & Co., P.A., Hackensack, NJ (“Paritz”), as the Company’s principal accountant effective February 22, 2017.

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

ITEM 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We carried out an assessment, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2017. The principal basis for this conclusion is (i) failure to engage sufficient resources in regards to our accounting and reporting obligations and (ii) failure to fully document our internal control policies and procedures.

Remediation

Our management has dedicated resources to correcting the control deficiencies and to ensuring that we take proper steps to improve our internal control over financial reporting in the area of financial statement preparation and disclosure.

We have taken a number of remediation actions that we believe will improve the effectiveness of our internal control over financial reporting, including the following:

●	Hired a consulting firm with expertise in U.S. GAAP financial reporting and accounting.

●	Implemented an internal review process over financial reporting to continue to improve our ongoing review and supervision of our internal control over financial reporting;

In addition to the above executed remediation plans, we are planning to hire a full-time CFO to release the CFO duties off Yvonne Wang, our current Acting President, CEO and CFO and Director.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

We plan to adopt the new revenue recognition standard in the first quarter of 2018. We plan to enhance our internal controls over financial reporting related to this new adoption to ensure all related accounting policy and disclosures to reflect this change.

Except as disclosed in the aforementioned remediation plans, there have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the current quarter ended December 31, 2017, to have materially affected the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years. The directors listed below will serve until the Company’s next annual meeting of the shareholders:

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and certain other shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely upon a review of the copies of such reports, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and certain other shareholders were complied with during the fiscal year ended December 31, 2017.

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

The Board of Directors either met or took action by unanimous consent ten (10) times during fiscal year 2017. No Committee Meetings were held during fiscal year 2017. The Company did not have an Annual Meeting of Shareholders in 2017.

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

Our Stock Incentive Plan is administered by the Board of Directors. Any amendment to our Stock Incentive Plan requires majority approval of the shareholders of the Company.

The Company had no officers or directors whose total compensation during either 2017 or 2016 exceeded $100,000.

Currently, the main forms of compensation provided to each of our executive officers are: (1) annual salary; (2) non-equity Incentive Plan; and (3) the granting of incentive stock options subject to approval by our Board of Directors.

Summary Compensation Table

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Yvonne Wang,	2017	84,000	-0-	-0-	-0-	-0-	-0-	-0-	84,000
Acting President, CEO and CFO	2016	84,000	-0-	-0-	-0-	-0-	-0-	-0-	84,000

Yong Lin Song,	2017	62,295	-0-	-0-	-0-	-0-	-0-	-0-	62,295
CTO, Director of Technology	2016	29,828	-0-	-0-	-0-	-0-	-0-	-0-	29,828

Xiao Qiang Yu,	2017	59,927	-0-	-0-	-0-	-0-	-0-	-0-	59,927
Sales and Marketing Director	2016	30,259	-0-	-0-	-0-	-0-	-0-	-0-	30,259

Employment Contracts and Termination of Employment and Change of Control Arrangements

There are no compensatory plans or arrangements with respect to a named executive officer that would result in payments or installments in excess of $100,000 upon the resignation, retirement or other termination of such executive officer’s employment with us or from a change-in-control.

Stock Incentive Plan and Option Grants

2017 Stock-based Compensation

On March 15, 2017, the Board of Directors approved a new stock option plan with ten years’ term. As of December 31, 2017, the Company has not granted any incentive compensation under this plan.

No options were granted under the Plan during 2017.

Option Exercises and Stock Vested

No stock options were exercised by any officers or directors during 2017 and 2016. We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2017 and 2016.

Director Compensation for 2017

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors, and did not compensate our directors in 2017 for services performed as directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 30, 2018 certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 16,120,465 shares of our common stock 500,000 shares of our Series A Preferred Stock, and 811,148 shares of our Series B Preferred Stock outstanding as of March 30, 2018 . None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Title of class	Name and Address of Beneficial Ownership(1)	Amount and Nature of Beneficial Owner (2)	Percentage of class

Common Stock	Yvonne Wang	240,000	1.58%
Common Stock	Feng Li (3)	1,965,326	12.93%
Common Stock	Qi Wang	-	-
Common Stock	Yong Lin Song	-	-
Common Stock	All officers and directors as a group	2,205,326	14.10%

Ser. A Pref. Stock	Yvonne Wang	250,000	50.00%
Ser. A Pref. Stock	Feng Li	250,000	50.00%

Ser. A Pref. Stock	All officers and directors as a group	500,000	100.00%
Ser. B Preferred	Wei Li	811,148	100.00%

5% Holders:

Common Stock	Wei Li (3)	1,903,542	12.52%
Common Stock	Tianao Zhang	1,540,000	10.13%
Common Stock	Zheng JunWei	1,165,000	7.66%
Common Stock	Yongtao Yu	1,000,000	6.58%
Common Stock	Troniya Industrial Incubator Co LTD	1,000,000	6.58%

(1)	The address for all holders is 3200 Guasti Road, Ste. 100, California 91761.

(2)	In determining beneficial ownership of our Common Stock and Series A Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)	Includes 61,784 shares of common stock held by All Star Technology, Inc., a British Virgin Islands international business company. Feng Li’s father, Wei Li, exercises voting and investment control over the shares held by All Star Technology, Inc. Wei Li is a principal shareholder of All Star Technology, Inc. and may be deemed to beneficially own such shares, but disclaims beneficial ownership in such shares held by All Star Technology, Inc. except to the extent of his pecuniary interest therein. Mr. Li has pledged all of his common stock of the Company as collateral security for the Company’s obligations under certain 6% Convertible Notes owed by the Company.

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

Fees Paid to Independent Public Accountants for 2017 and 2016.

Audit Fees

All of the services described below were approved by our board of directors prior to performance of such services. The board of directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditor’s independence.

The aggregate audit fees for 2017 paid and payable to DYH & Company and Friedman LLP were approximately $144,000, of which, $9,000 paid to DYH & Company and $135,000 paid and payable to Friedman, LLP. The aggregate audit fees for 2016 paid to Paritz & Company, P.A, DYH & Company and Friedman, LLP were approximately $113,000, of which, $20,500 paid to Paritz & Company, P.A., $42,500 paid to DYH & Company, and $50,000 paid to Friedman, LLP.

The amounts include: (1) fees for professional services rendered by DYH & Company, Friedman LLP and Paritz & Company, P.A. in connection with the audit and re-audit of our consolidated financial statements; (2) reviews of our quarterly reports on the Form 10-Q.

Audit-Related Fees

Audit-related fees for 2017 and 2016 were $0.

Tax Fees

Tax service fees billed by Paritz & Co., P.A. as tax consultant for 2017 and 2016 were $6,500 and $3,400, respectively.

All Other Fees

None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2017. All of the services provided and fees charged by our independent registered accounting firms in 2016 were approved by the board of directors.

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

Date: March 30, 2018

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

/s/ Yvonne Wang	Chief Executive Officer and Director	March 30, 2018
Yvonne Wang	(Principal Executive Officer)

/s/ Yvonne Wang	Chief Financial Officer	March 30, 2018
Yvonne Wang	(Principal Financial and Accounting Officer)

/s/ Feng Li	Secretary and Director	March 30, 2018
Feng Li

/s/ Qi Wang	Vice President of Technology and Director	March 30, 2018
Qi Wang

/s/ Yong Lin Song	CTO, Director of Technology and Director	March 30, 2018
Yong Lin Song

Kiwa Bio-Tech Products Group Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kiwa Bio-Tech Products Group Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kiwa Bio-Tech Products Group Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2017.

New York, New York

March 30, 2018

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current assets
Cash and cash equivalents	$1,083,539	$13,469
Accounts receivable	28,620	1,122,754
Prepaid expenses	2,474,272	1,417,554
Rent deposits and other receivables	44,423	38,897
Advance to suppliers	12,660,793	1,880,044
Due from related parties - non-trade	19,017	-
Inventory	2,745,991	-
Deferred cost of goods sold	16,726	-

Total current assets	19,073,381	4,472,718

Property, plant and equipment - net	90,500	55,319
Rent deposits-non current	72,631	34,519
Due from related party – non-trade	-	1,522,434
Deposit for Long-Term Investment	768,074	-

Total non-current assets	931,205	1,612,272
Total assets	$20,004,586	$6,084,990

LIABILITIES AND stockholders’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,800,614	$1,073,094
Advances from customers	543,581	-
Due to related parties	320,199	261,259
Convertible notes payable, net of discount of $1,977 at December 31, 2017	273,200	150,250
Derivative liabilities	247,933	-
Notes payable	360,000	360,000
Salary payable	291,401	1,154,921
Income Taxes payable	1,142,973	414,970
Interest payable	1,756,275	1,524,988
Other payables and accruals	2,108,873	924,875
Deferred revenue	28,620	-
Current liabilities of discontinued operation	-	4,464,685
Total current liabilities	8,873,669	10,329,042

Convertible notes payable-non-current, net of discount of $ 384,799 at December 31, 2017	460,082	-
Total liabilities	9,333,751	10,329,042

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock - $0.001 par value, Authorized 20,000,000 shares. Series A - Issued and outstanding 500,000 and 500,000 shares at December 31, 2017 and December 31, 2016, respectively; Series B - Issued and outstanding 811,148 and 0 shares at December 31, 2017 and December 31, 2016, respectively.	1,311	500
Common stock - $0.001 per value. Authorized 100,000,000 shares. Issued and outstanding 15,202,965 and 8,728,981 shares at December 31, 2017 and 2016, respectively.	15,203	8,729
Additional paid-in capital	24,455,291	15,234,878
Statutory Reserve	458,334	127,473
Accumulated deficit	(14,583,080)	(19,561,255)
Accumulated other comprehensive gain (loss)	323,776	(54,377)
Total stockholders’ equity (deficiency)	10,670,835	(4,244,052)
Total liabilities and stockholder’s equity (deficiency)	$20,004,586	$6,084,990

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016

Revenue	$17,270,069	$9,620,929

Cost of goods sold	(11,845,874)	(7,199,888)

Gross profit	5,424,195	2,421,041

Operating expenses
Research and development expenses	147,992	149,176
Selling expenses	483,045	530,346
General and administrative expenses	2,997,027	868,793
Total operating expenses	3,628,064	1,548,315
Operating Income	1,796,131	872,726

Other income/(expense), net
Trademark license income – related party	-	786,329
Change in fair value of derivative liabilities	321,851
Interest expense	(524,333)	(190,552)
Other income/(expense)	382,126	(2,091)
Exchange loss	(58,757)	-
Total other income/(expense), net	120,887	593,686
Income from continuing operations before income taxes	1,917,018	1,466,412
Income tax	(1,103,315)	(424,911)
Income from continuing operations	813,703	1,041,501

Discontinued operations:
Loss from discontinued operations, net of taxes	(16,849)	(150,471)
Gain on disposal of discontinued operations, net of taxes	4,512,182	-
Income (loss) from discontinued operations, net of taxes	4,495,333	(150,471)

Net income	5,309,036	891,030

Other comprehensive income
Foreign currency translation adjustment	378,153	214,602
Total comprehensive income	$5,687,189	$1,105,632

Earnings per share - Basic:
Income from continuing operations	0.08	0.20
Income from discontinued operations	0.43	(0.03)
Net income	0.51	0.17

Earnings per share - Diluted:
Income from continuing operations	0.07	0.10
Income from discontinued operations	0.36	(0.01)
Net income	0.43	0.09

Weighted average number of common shares outstanding - basic	10,471,725	5,162,394
Weighted average number of common shares outstanding - diluted	12,541,946	10,584,848

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHODERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Gain/(Loss)	Equity (Deficiency)
Balance, December 31, 2015	500,000	$500	2,000,000	$2,000	$9,490,837	$-	$(20,324,812)	$(268,979)	$(11,100,454)
Issuance of common stock for Cash	-	-	1,775,000	1,775	868,722	-	—	-	870,497
Issuance of common stock for Liabilities settlement	-	-	3,243,173	3,243	3,188,730	-	-	-	3,191,973
Issuance of common stock for consulting service	-	-	1,710,808	1,711	1,686,589	-	-	-	1,688,300
Net income	-	-	-	-	-	127,473	763,557	-	891,030
Foreign currency translation adjustment	-	-	-	-	-	-	-	214,602	214,602
Balance, December 31, 2016	500,000	500	8,728,981	8,729	15,234,878	127,473	(19,561,255)	(54,377)	(4,244,052)
Issuance of common stock for cash	-	-	4,350,750	4,351	6,340,777	-	-	-	6,345,128
Issuance of preferred stock for liabilities settlement	811,148	811	-	-	1,053,681	-	-	-	1,054,492
Issuance of common stock for consulting services	-	-	2,003,988	2,004	1,687,893	-	-	-	1,689,897
Fair value of beneficial conversion feature of convertible note	-	-	-	-	45,094	-	-	-	45,094
Conversion of convertible note	-	-	119,246	119	92,968	-	-	-	93,087
Net income	-	-	-	-	-	330,861	4,978,175	-	5,309,036
Foreign currency translation adjustments	-	-	-	-	-	-	-	378,153	378,153
Balance, December 31, 2017	1,311,148	$1,311	15,202,965	$15,203	$24,455,291	$458,334	$(14,583,080)	$323,776	$10,670,835

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016

Cash flow from continuing operating activities:
Net income	$5,309,036	$891,030
(Income) loss from discontinued operations, net of taxes	(4,495,333)	150,471
Net Income from continuing operations	813,703	1,041,501
Adjustments to reconcile net income to net cash used in continuing operating activities:
Depreciation	46,491	21,246
Bad debt	-	55,240
Accrued interest	524,333	190,552
Stock compensation for consulting services	697,673	288,250
Gain on derivative liabilities	(321,851)	-
Changes in continuing operating assets and liabilities:
Accounts receivable	1,126,584	(1,229,249)
Prepaid expenses	(66,315)	15,846
Rent deposits and other receivables	(37,412)	(63,783)
Advance to suppliers	(10,264,884)	(1,962,446)
Due from related parties-non-trade	1,546,691	(1,591,935)
Inventory	(2,645,053)	-
Deferred cost of goods sold	(16,112)	-
Accounts payable	631,324	1,122,082
Due to related parties-trade	-	142,036
Salary payable	102,469	93,860
Taxes payable	674,414	433,914
Advances from customers	523,600	-
Other payables and accruals	987,626	533,914
Deferred revenue	27,568	-
Net cash used in continuing operating activities	(5,649,151)	(908,972)
Net cash provided by discontinued operations	-	245
Net cash used in operating activities	(5,649,151)	(908,727)

Cash flows from investing activities:
Payment of deposit for Long-term investment	(739,841)	-
Purchase of property, plant and equipment	(75,285)	(79,083)
Net cash used in investing activities	(815,126)	(79,083)

Cash flows from financing activities:
Working capital borrowed from related parties, net of payments to related parties	219,420	139,085
Proceeds from sale of common stock	6,345,128	870,497
Proceeds from convertible note	969,808	-
Net cash provided by financing activities	7,534,356	1,009,582

Effect of exchange rate change	(9)	(8,779)

Cash and cash equivalents:
Net increase	1,070,070	12,993
Balance at beginning of year	13,469	476
Balance at end of year	$1,083,539	$13,469

SUPPLEMENTARY DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:
Issuance of preferred stock for debt settlement	$1,054,492	$3,191,974
Issuance of common stock for consulting services	$1,689,896	$1,688,300
Issuance of common stock for financing related services	$1,433,156	$-
Conversion of convertible note	$93,088	$-
SUPPLEMENTARY DISCLOSURE:
Cash paid for interest	$-	$-
Cash paid for income taxes	$460,853	$-

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The Company operates through a series of subsidiaries in the Peoples Republic of China as detailed in the following Organizational Chart. The Company had previously operated its business through its subsidiaries Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) and Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”). Kiwa Tianjin has been dissolved since July, 11, 2012. On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest in Kiwa Shandong to the Transferee for RMB1.00. On April 12, 2017, the government processing of transfer has been completed. Currently, the Company mainly operates its business through its subsidiaries Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (“Kiwa Beijing”), Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”), which was incorporated in China in November 2016, Kiwa Bio-Tech Products (Hebei) Co., Ltd. (“Kiwa Hebei”), which was incorporated in China in December 2016, and Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. Xian Branch Company, (“Kiwa Xian”), which was incorporated in China in December 2017. Kiwa Beijing was acquired from a group of unrelated third parties in January 2016 together with its holding company HK Baina Group Holding Company for approximately $34,000 (RMB 220,000) and renamed to Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. from Oriental Baina Co., Ltd. in February 2016. HK Baina Group Holding Company and Oriental Baina Co., Ltd. have no operations prior to the acquisition and the purchase price was initially recorded as goodwill and fully impaired at the year end of 2016. In July 2017, the Company established Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd. (“Kiwa Asia”) to be the direct holding company of Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian and Kiwa Hebei. The Company established Inner Mongolia Jing Nong Investment & Management, Ltd. (“Kiwa Jing Nong”) in August 2017.

Kiwa Bio-Tech Products Group Corporation
(U.S.A)
100%
Kiwa Bio-Tech Products Group LTD.,
(BVI)
100%
HK Baina Group Holding Company
(Hong Kong)
100%
Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd.
(Registered in Shenzhen on July 2017)
100%
100%
100%
Kiwa Baiao Bio-Tech (Beijing) Co., Ltd
(Beijing)
Kiwa Bio-Tech (Shenzhen) Co., Ltd
(Registered in Shenzhen on November 2016)
Kangdu Bio-Tech Hebei., Ltd.
(Registered in Hebei On December 2016)
40%
100%
Inner Mongolia Jing Nong Investment & Management., Ltd
(Registered in Inner Mongolia on August 2017）
Kiwa Bio-Tech (Shenzhen) Co., Ltd, Xian Branch Company
(Registered in Xian on December, 2017）

Business

The Company develops, manufactures, distributes and markets innovative, cost-effective and environmentally safe bio-technological products for agricultural use. Our products are designed to enhance the quality of human life by increasing the value, quality and productivity of crops and decreasing the negative environmental impact of chemicals and other wastes.

Prior to August 2016, the Company did not have any license to sell its bio-technological fertilizer products in China and could not generate direct sales on its own. Instead the Company had been licensing its trademark to Kangtan Gerui (Beijing) Bio-Tech Co., Ltd. (“Gerui”), a related party (see Note 10), in China to sell fertilizers. The Company charged Gerui 10% of net sales of fertilizers bearing the Company’s trademark. The trademark license income was recorded in the captioned “Trademark license income-related party” in the accompanying consolidated statements of operations and comprehensive income. In August 2016, the Company obtained a fertilizer sales permit from the Chinese government. As a result, the Company ceased its cooperation with Gerui and began to sell products directly to customers on its own.

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

The Company engages in the business for organically bio-fertilizer and its customers are mainly agricultural cooperative company and distributors who then resell its products to individual farmers. Because the crop growing cycle usually takes approximately 3 to 9 months in the agricultural industry, it will take approximately similar time frame of 3 to 9 months for farmers to harvest crops and to realize profits to repay the Company’s distributors. The Company’s current payment terms on these customers are ranging from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. As a result, the Company’s accounts receivable turnover ratio is normally low due to the nature of the Company’s business. In addition, the Company’s business is capital intensive as the Company needs to make advance payment to its suppliers to secure timely delivery and current market price of raw materials. Debt financing in the form of notes payable and loans from related parties have been utilized to finance the working capital requirements of the Company. As of December 31, 2017, the Company’s working capital was approximately $10.2 million and the Company had cash of approximately $1.1 million, with remaining current assets mainly composed of advance to suppliers.

Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets and the future operating revenues generated from its products. Because the Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry, the Company expects its revenues from its innovated and highly effective products, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer, will continue to grow in its business. In addition, the Company’s marketing team is expanding to the Western areas of China and Hainan province and it expects its revenues will continue to grow in 2018. Meanwhile, the Company expects to continue to gain market shares in its existing sales channel bases in the Northern and the Southern areas of China due to the good quality of the products and better reputation in the industry. The Company believes these factors will enable it sufficiently to support its working capital needs for the next twelve months.

Management has considered its historical experience, the economic environment, trends in the Agricultural industry, the realization of the advance to suppliers as of December 31, 2017. The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following sources:

●	in addition to the issuance of the Company’s common stock of approximately $6.3 million in 2017, the Company will continuously seeking additional equity financing to support its working capital;
●	other available sources of financing from PRC banks and other financial institutions;
●	factoring the Company’s accounts receivable from the Company’s sales to be generated starting in the second quarter of 2018; and
●	financial support and credit guarantee commitments from the Company’s major shareholder.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due one year from the date of this report. However, there is no assurance that management will be successful in their plans. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as changes in the demand for the Company’s products, PRC government policy, economic conditions, and competitive pricing in the Agricultural industry.

2. Summaries of Significant Accounting Policies

Basic of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

Principle of Consolidation

These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Kiwa BVI, Hong Kong Baina Group Holding Company, Kiwa Beijing, Kiwa Shandong, Kiwa Shenzhen, Kiwa Hebei, Kiwa Xian, Kiwa Asia and Kiwa Jing Nong. All significant inter-company balances or transactions are eliminated on consolidation.

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

Embedded conversion features of convertible debentures that are classified as derivative liabilities

The embedded conversion features of convertible debentures that are classified as derivative liabilities are recorded at fair value as a discount from the face amount of the respective debt instrument. The discount is being amortized to interest expense over the life of the note using the straight-line method, which approximates the effective interest method. These instruments are accounted for as derivative liabilities and marked-to-market each reporting period. The change in the value of the derivative liabilities is charged against or credited to income in the captioned “change in fair value of derivative liabilities” in the accompanying consolidated statements of operations and comprehensive income.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value with U.S. GAAP, and expands disclosures about fair value measurements.

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

The Company’s customers are mainly agricultural cooperative company and distributors who then resell the Company’s products to individual farmers. Because the crop growing cycle usually takes approximately 3 to 9 months in the agricultural industry, for some co-ops and distributors, it will take approximately similar time frame of 3 to 9 months for farmers to harvest crops and to realize profits to repay them. As a result, for the sales contracts with these customers, the collectability of payment is highly dependent on the successful harvest of corps and the customers’ ability to collect money from farmers. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid. For those sales contracts that the Company has shipped its products but the payment is contingent on collections of payments from the downstream customers, the Company considers the revenue recognition criteria are not met and therefore defers the revenue and cost of goods sold until payments are collected. These revenue and cost of goods sold are classified in the captioned “Deferred revenue” and “Deferred cost of goods sold” in the accompanying consolidated balance sheets. For other customers whose repayment term is within normal business course and not dependent on the harvest of corps, the Company recognized revenue when title and ownership of the goods are transferred upon shipment to the customer by the Company.

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

Other comprehensive income for the years ended December 31, 2017 and 2016 represented foreign currency translation adjustments and were included in the consolidated statements of operations and comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of December 31,
	2017	2016
Balance sheet items, except for equity accounts	6.5098	6.9472

	Years ended December 31,
	2017	2016
Items in the statements of comprehensive loss	6.7582	6.6418

The exchange rates used to translate amounts in HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of December 31,
	2017	2016
Balance sheet items, except for equity accounts	7.8149	-

	Years ended December 31,
	2017	2016
Items in the statements of comprehensive loss	7.7921	-

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, and approved in July 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, ASU 2014-09 is now effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. While no significant impact is expected upon adoption of the new guidance, the Company will not be able to make that determination until the time of adoption based upon outstanding contracts at that time. In September 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09. The effective date for the Company is the same as the effective date and transition requirements for the amendments for ASU 2014-09 beginning in January 1, 2018. The Company is in the initial stages of its evaluation of the impact of the new standard on its accounting policies, and processes. The Company has assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. The Company believes that its current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09 to the timing of recognition of its revenues.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company has not yet evaluated the impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statement presentation or disclosures.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (ASU 2017-09), Compensation — Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 which will become effective for annual periods beginning after December 15, 2017 and for interim periods within those annual periods, is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 (ASU 2017-11), Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The adoption of ASU 2017-11 which will become effective for annual periods beginning after December 15, 2018 and for interim periods within those annual periods. The Company elected to early adopt ASU 2017-11 when preparing these consolidated financial statements for the year ended December 31, 2017.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s consolidated financial statement presentation or disclosures.

3. Accounts Receivable, net

As of December 31, 2017 and December 31, 2016, we had approximately $29,000 and $1.1 million, respectively, of accounts receivable from the Company’s customers. The Company’s current payment terms on these customers are ranging from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. These customers are either agricultural cooperative company or distributors who then resell the Company’s products to individual farmers. The reason the Company decides to extend credit for up to 9 months is mainly because the crop growing cycle usually takes approximately 3 to 9 months in the agricultural industry, it will take approximately similar time frame of 3 to 9 months for farmers to harvest crops and to realize profits to repay us. It is very common for cooperative farms and distributors to request longer sales credit under these circumstances.

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

Accounts receivable consisted of the following:

	December 31, 2017	December 31, 2016
Accounts receivable	$83,860	$1,177,994
Less: Allowance for doubtful debt	(55,240)	(55,240)
Accounts receivable, net	$28,620	$1,122,754

4. Prepaid Expenses

Prepaid expenses consisted of the following:

	Notes	December 31, 2017	December 31, 2016
Prepaid office rent		$41,487	$12,504
Prepaid License Fee (for fertilizer)		26,115	-
Prepaid government filing expense		5,000	5,000
Prepaid consulting expenses	(1)	2,392,273	1,400,050
Others		9,397	-
Total		$2,474,272	$1,417,554

(1) Prepaid consulting expense for issuance of common stock

As of December 31, 2017, the Company issued a total of 2,863,916 shares of common stock to three consulting companies for investor relation consulting services, one individual for IT service, fourteen individuals for financing service and seven individuals for the marketing consulting service in China, which represents the amount of $3,378,196 based on quoted price at issuance. Pursuant to the indemnification terms of the services agreements, the Company has the rights to demand the full services being accomplished as scheduled during the service period and to enforce the consultants to pay pro-rata penalties  if the consultants do not fulfill the contract services within the services periods. As of December 31, 2017, the Company evaluated the performance of the consultants and concluded all the contracts were on schedule of delivery. The Company recorded the prepaid consulting expenses totaled $1,689,896 and $1,688,300 for the years ended December 31, 2017 and 2016, respectively, and amortized the consulting fee over the service periods per agreements based on the progress of services delivered. For the years ended December 31, 2017 and 2016, the amortization of consulting expense was $697,673 and $288,250, respectively.

5. Advance to suppliers

Advance to suppliers are mainly funds deposited for future raw material purchases. As common practice in China agriculture industry, many of these vendors require a certain amount to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis as well as securing the current agreed upon purchase price. Since the Company anticipates the price of raw materials is on the rise in 2018, it entered large amount of purchase agreements with its major raw materials supplier, and made prepayments in advance of securing a lower purchase price and delivery on a timely basis. As of December 31, 2017 and December 31, 2016, such advance to suppliers was $12,660,793 and $ 1,880,044, respectively. As of the date of this report, we have received approximately $12.4 million raw materials from the Company’s suppliers, approximately $10.0 million were utilized into production with the remaining balance to be utilized in April 2018.

6. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	December 31, 2017	December 31, 2016
Property, Plant and Equipment
Office equipment	$15,899	$896
Furniture	23,331	7,838
Leasehold improvement	91,609	66,896
Construction in progress	26,729	-
Others	1,106	-
Property, plant and equipment - total	158,674	75,630
Less: accumulated depreciation	(68,174)	(20,311)
Property, plant and equipment - net	$90,500	$55,319

Depreciation expense was $46,491 and $ 21,246 for the years ended December 31, 2017 and 2016, respectively.

7. Deposit for Long-Term Investment

On June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.3 million). As of December 31, 2017, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.8 million). Due to certain administrate approval process from the Chinese government, the closing of the equity purchase agreement has been delayed. RMB 6,500,000 (approximately $1.0 million) will be paid upon completion of the land use rights ownership transfer and RMB 3,500,000 (approximately $0.5 million) will be paid upon completion of the business licenses transfer. The Company estimated the completion of the transfer will be sometimes in August 2018.

8. Salary payable

	December 31, 2017	December 31, 2016
Ms. Yvonne Wang (“Ms. Wang”)	$175,000	$91,000
Mr. Wei Li (“Mr. Li”)	-	1,054,492
Other Employees	116,401	9,429
Total	$291,401	$1,154,921

Mr. Li was the Chairman of the Board until November 2015 and was the Chief Executive Officer of the Company until July 2015. On December 28, 2017, the company settled the payroll liability to Mr. Li of $1,054,492 by issuing 811,148 preferred shares to Mr. Li. Ms. Wang served as Chairman of the Board since November 2015 and served as CEO since August 2016. No salary was paid to Ms. Wang since December 2015. The Company expects to be in negotiations with Ms. Wang to settle these obligations.

9. Related Party Transactions

Due from related parties – non-trade

Amounts due from related parties consisted of the following as of December 31, 2017 and 2016:

Item	Nature	Notes	December 31, 2017	December 31, 2016

Kangtan Gerui (Beijing) Bio-Tech Co., Ltd. (“Gerui”)	Non-trade	(1)	-	1,522,434
Wei Li	Non-trade	(2)	19,017
Total			$19,017	$1,522,434

(1) Gerui

Ms. Feng Li, a member of the Company’s board of directors and shareholder of the Company (Ms. Li held approximately 20% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock), is also a 23% shareholder of Gerui. According to the agreement between the Company and Gerui, all the balances will be paid off before June 30, 2018. During the year ended December 31, 2017, the Company collected $1,522,434 from Gerui and the remaining balance was $0 as at December 31, 2017. The management has determined that no allowance for doubtful debts was necessary.

(2) Mr. Li

During the year ended December 31, 2017, Mr. Wei Li, the former chairman and CEO, founder and major shareholder of the Company, obtained cash advance from the Company for operational purpose. The balance was repaid in March 2018.

Due to related parties

Amounts due to related parties consisted of the following as of December 31, 2017 and 2016:

Item	Nature	Notes	December 31, 2017	December 31, 2016

Ms. Yvonne Wang (“Ms. Wang”)	Non-trade	(1)	320,199	100,798
CAAS IARRP and IAED Institutes	Trade	(2)	-	160,461
Total amount due to related parties			$320,199	$261,259

(1) Ms. Wang

Effective November 20, 2015, the Company appointed Ms. Wang as the Chairman of the Board and effective August 11, 2016, the Company’s Board of Directors has assigned Ms. Wang the additional titles of Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer.

During the years ended December 31, 2017 and 2016, Ms. Wang paid various expenses on behalf of the Company. As of December 31, 2017 and 2016, the amount due to Ms. Wang was $320,199 and $100,798, respectively.

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

The Company recorded $147,992 and $149,176 research and development expenses related to the institutes, for the years ended December 31, 2017 and 2016, respectively.

The amount due to CAAS IARRP and IAED Institutes was reclassified to other payables and accruals at September 30, 2017 since Professor Yong Chang Wu is no longer the Company’s director from March 13, 2017. See note 12.

10. Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2017	December 31, 2016
6% secured convertible notes – FirsTrust Group Inc. (1)	$121,562	$150,250
15% convertible notes- Mr. Geng Liu (1)	153,615	-
15% convertible notes- Mr. Junwei Zheng (2)	844,881	-
Less: notes discount	(386,776)	-
Convertible notes payable - total	733,282	150,250
Non-current	(460,082)	-
Current	$273,200	$150,250

(1) Convertible Notes Payable - Current

Convertible notes payable - current consists of $121,562 of 6% secured convertible notes issued to FirsTrust Group Inc. on June 29, 2006 and $151,638 (face amount $153,615 net of discount of $1,977) of 15% convertible note issued to Mr. Geng Liu on January 17, 2017.

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

On October 19, 2017, the Company issued total 14,151 common shares at $1.04 per share price to FirsTrust Group, Inc. for the conversion of convertible note. According to the convertible note agreement, the conversion price is based on a 40% discount to the average of the lowest three days trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period per the convertible notes agreement.   As the carrying value of the notes and the intrinsic value of that conversion feature equaled to the fair value of the 14,151 common shares at $2.25 per share, no gain or loss were recognized upon this conversion.

On December 13, 2017, the Company issued total 105,095 common shares at $0.75 per share price to FirsTrust Group, Inc. for the conversion of convertible note. According to the convertible note agreement, the conversion price is based on a 40% discount to the average of the lowest three days trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period per the convertible notes agreement.   As the carrying value of the notes and the intrinsic value of that conversion feature equaled to the fair value of the 105,095 common shares at $2.3 per share, no gain or loss were recognized upon this conversion.

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

The Company also incurs a financial liquidated damages in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches any affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in Purchase Agreement, the Company has accrued the amounts of $81,930 and $77,575 for liquidated damages for the years ended December 31, 2017 and 2016, respectively. The Company also accrued $21,897 and $22,977 for interest at the rate of 15% per annum for the years ended December 31, 2017 and 2016, respectively. The total 15% interest accrued was $182,858 and $183,361 at December 31, 2017 and 2016, respectively. The total accrued liquidated damages were $522,257 and $482,327 at December 31, 2017 and 2016, respectively.

The Company’s obligations under the Notes are secured by a first priority security interest in the Company’s intellectual property pursuant to an Intellectual Property Security Agreement with the Holders. In addition, Mr. Li, the Company’s former Chief Executive Officer, has pledged all of his common stock of the Company as collateral for the Company’s obligations under the 6% Convertible Notes.

15% convertible notes- Mr. Geng Liu

On January 17, 2017, the Company entered a Convertible Note Agreement with Mr. Geng Liu with principal of RMB 3 million. The note bears interest at 15% per annum and will mature on January 16, 2018. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal to the Company’s common shares with a conversion price of $0.90 per share. In January 2018, the Company has an oral agreement with Mr. Geng Liu that the maturity date will be extended and the Company is in the process of formalizing the term of the extension with Mr. Geng Liu before executing a written extension agreement.

As of December 31, 2017, the Company has received partial principal totaled RMB 1 million ($153,615 equivalent USD at December 31, 2017).

The notes are convertible into shares of the common stock, at conversion price is $0.90 which is lower than the price of the Company’s common stock on the date of issue. Therefore, the conversion feature embedded in the convertible note meet the definition of beneficial conversion feature (“BCF”). The Company evaluated the intrinsic value of the BCF as $45,094 at the issue date. The relative fair values of the BCF were recorded into additional paid in capital, and the remainder proceeds of $99,850 from issuance of the convertible note was allocated to convertible notes payable.

For the year ended December 31, 2017, the Company recorded interest expense of $43,117 on the note, including the amortization of the debt discount resulting from the value of beneficial conversion feature, and the carrying value of the note as at December 31, 2017 was $151,638.

(2) Convertible Notes Payable - Non-current and derivative liabilities

Convertible notes payable – non-current consists $844,881 of 15% convertible note issued to Mr. Junwei Zheng on May 9, 2017.

15% convertible notes- Mr. Junwei Zheng

On May 9, 2017, the Company entered a Convertible Note Agreement with Mr. Junwei Zheng with principal of RMB 30 million. The note bears interest at 15% per annum and will mature on May 8, 2019. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal and accrued interest to the Company’s common shares with a conversion price of $3.5 per share. As of September 30, 2017, the Company has received partial principal totaled RMB 5.5 million  ($844,881 equivalent USD at December 31, 2017) out of the RMB 30 million Convertible Note Agreement.

The notes are convertible into shares of the common stock, at conversion price is $3.5 which is higher than the price of the Company’s common stock on the date of issue, therefore the conversion feature embedded in the note did not meet the definition of BCF. The Company determined that conversion option embedded in the note meet the definition of a derivative instrument. Since the embedded conversion price of the conversion feature is denominated in U.S. dollar, a currency other than the convertible note payable currency. As a result, the embedded conversion feature is not considered indexed to the Company’s own stock due to the variable exchange rate between U.S. Dollar and RMB, and as such, the Company determined that the embedded conversion feature to be carried as a liability and remeasured at fair value at each financial reporting date until such time as the conversion feature is exercised or expired. The Company evaluated the fair value of the embedded conversion feature at the issue date and recorded the amount into as discount to convertible note payable. The discount to convertible note payable is being amortized to interest expense over the life of the note using the straight-line method, which approximates the effective interest method.

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

The fair value of embedded conversion feature were calculated using the BlackScholesMerton model based on the following variables on December 31, 2017:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 151.9% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 1.80%, for the conversion options

●	Expected lives of 1.33 years

●	Market price at remeasurement date of $2.0

On May 9, 2017, the Company recorded $569,784 as derivative liability for fair value of the conversion option. The initial carrying value of the Notes was $227,051. On December 31, 2017, the fair value of derivative liabilities was recalculated at $247,933. For the year ended December 31, 2017, the Company recognized a gain of $321,851, in change in fair value of derivative liabilities.

For the year ended December 31, 2017, the Company recorded interest expense of $184,985 on the note, including the amortization of the debt discount resulting from the value of the embedded conversion feature, and the carrying value of the note as of December 31, 2017 was $460,082.

11. Note payable

On May 29, 2007, the Company issued a $360,000 promissory note (the “Promissory Note”) to an unrelated individual (the “Original Note holder”). This note bears interest at 18% per annum and was due on July 27, 2007. This note is currently in default and bears interest of 25% per annum (the “Default rate”) until paid in full. This note is secured by a pledge of shares of the Company’s common stock owned by Investlink (China) Limited (the “Pledged Shares”). The Company accrued $90,000 and $90,000 interest expense on note payable for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2016, the Original Note holder informed the Company that all right, title and interests in the Promissory Note has been assigned and transferred to FirsTrust. As of December 31, 2017, all of $360,000 of Promissory Note to FirsTrust is still outstanding, and total accrued interest of the Promissory Note is $ 949,300. The Company has begun preliminary discussion with FirsTrust with regard to a potential settlement of the Note, but no agreement has been reached yet.

12. Other payable and accruals

Other payable consisted of the following:

	Notes	December 31, 2017	December 31, 2016
Stock subscription proceeds received in advance	(1)	$1,718,642	$460,617
Investment received in advance	(2)	-	79,168
Accrued expenses		36,240	385,090
R&D expense payable		309,555	-
Others		44,436	-
		$2,108,873	$924,875

(1). The Company received $460,617 (RMB 3.2 million, revalued as $491,567 as at December 31, 2017) in 2016 from two unrelated potential investors, and additionally received $1,227,075 (RMB 8 million) in 2017 from three unrelated potential investors pending for stock issuances. The Company is in the process of negotiating the issuance price per shares of these stock subscriptions with the investors.

(2). The Company received the investment funds in advance in 2016 from Mr. Geng Liu, which amount was approximately $79,168. Subsequently on January 17, 2017, the Company entered a Convertible Note Agreement with Mr. Geng. The note bears interest at 15% per annum and will mature on January 16, 2018. See Note 10.

13. Stockholders’ Equity (Deficiency)

Preferred stock

On December 14, 2015, the Company issued 500,000 shares of preferred stock series A for the aggregate amount of $1,000,000 as debt cancellation owed to two related party individuals.

These shares of Series A Preferred Stock shall have voting rights equal to aggregate of 75% of total shares entitled to vote by both (i) the holders of all of the then outstanding shares of Common Stock (whether or not such holders vote) and (ii) the holders of all of the then outstanding shares of the Company. The holders of preferred stock are entitled to receive noncumulative dividends, when and if declared by the board of directors. Dividends are not mandatory and shall not accrue. The Company  shall have the right to redeem the Series A Preferred Stock, plus any accrued and unpaid dividends at a cash redemption price equal to the aggregate issuance price of $2.0 per share.

On December 28, 2017, the Company issued 811,148 shares of preferred stock series B for the aggregate amount of $1,054,492 as debt cancellation owed to one related party individual.

These shares of Series B Preferred Stock has a liquidation preference which is same with the Company’s Series A Preferred Stock, and is entitled to vote on an as-converted basis as the holder of common stock, and is convertible into the Company’s common stock on a one-for-one basis at any time at the option of the holder. The holders of preferred stock are entitled to receive noncumulative dividends, when and if declared by the board of directors. Dividends are not mandatory and shall not accrue. The Company shall have the right to redeem the Series B Preferred Stock, plus any accrued and unpaid dividends at a cash redemption price equal to the aggregate issuance price of $1.3 per share.

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

Common stock

During the year ended December 31, 2017, the Company received $516,924 of stock subscription receivable in relation to the issuance of our common stock in 2016.

During the year ended December 31, 2017, the Company issued 4,252,900 common shares to nine individuals residing in China for net proceeds of $5,534,654.

On June 30, 2017, the Company issued 97,850 common shares to ten employees for cash at $1.95 per share for an aggregate price to $190,807. The difference $102,743 based on the calculation between stock price and employee purchase price was recognized as expense of employee benefits and accordingly, credited the same amount to APIC.

During the year ended December 31, 2017, the Company entered into nineteen consulting agreements and issued 2,003,988 shares of common stocks to consultants for financing, IT, and business development services based on market price of the shares at the transaction dates. The valuation of the shares are amounted to an average issuance price of $1.56 per share.

Conversion of convertible note

As disclosed in Note 11(1), on October 19, 2017, the Company issued total 14,151 common shares at $1.04 per share price to FirsTrust Group, Inc. for the conversion of convertible note. According to the convertible note agreement, the conversion price is based on a 40% discount to the average of the lowest three days trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period per the convertible notes agreement.

As disclosed in Note 11(1), on December 13, 2017, the Company issued total 105,095 common shares at $0.75 per share price to FirsTrust Group, Inc. for the conversion of convertible note. According to the convertible note agreement, the conversion price is based on a 40% discount to the average of the lowest three days trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period per the convertible notes agreement.

Additional paid-in-capital

As disclosed in Note 10(1), on January 17, 2017, the Company issued RMB 1 million ($144,944 equivalent). Convertible Note to Mr. Geng Liu with BCF embedded. The Company evaluated the intrinsic value of the BCF as $45,094 at the issue date and recorded the amount into additional paid in capital. All other amounts recorded in additional paid in capital are derived from issuance of preferred shares or common shares as disclosed in the above.

14. Stock-based Compensation

On March 15, 2017, the Board of Directors approved a new stock option plan with ten years’ term. As of December 31, 2017, the Company has not granted any incentive compensation under this plan.

15. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities recorded at fair value on recurring basis that were accounted for at fair value as of:

December 31, 2017

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$247,933	$247,933
Total	—	—	$247,933	$247,933

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016:

	Year ended December 31, 2017	Year ended December 31, 2016

Beginning balance	$-	$-
Fair value of derivative liabilities at inception	569,784	-
Change in fair value of derivative liabilities	(321,851)	-
Ending balance	$247,933	$-

16. Income Tax

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 34% on its taxable income. No provision for taxes is made for U.S. income tax for the years ended December 31, 2017 and 2016 as it has no taxable income in the U.S.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. Accordingly, we have remeasured our deferred tax assets on net operating loss carryforwards in the U.S at the lower enacted cooperated tax rate of 21%. However, this remeasurment has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

Additionally, the 2017 Tax Act implemented a modified territorial tax system and imposing a tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. The 2017 Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. As a fiscal-year taxpayer, certain provisions of the 2017 Tax Act may impact the Company in fiscal 2018, including the Toll Charge, while other provisions, including the GILTI, will be effective starting at the beginning of fiscal 2018.

On December 22, 2017, the Securities and Exchange Commission Staff issued Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that extends beyond one year from the 2017 Tax Act’s enactment date for registrants to complete the accounting under ASC 740. In accordance with SAB 118, a registrant must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a registrant’s accounting for certain income tax effects of the 2017 Tax Act is incomplete, but the registrant is able to determine a reasonable estimate, the registrant must record a provisional estimate to be included in its financial statements. If a registrant is unable to determine a reasonable estimate and record a provisional estimate, the registrant should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

The Company has determined that this one-time Toll Charge has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2017 which the Company has cumulative foreign losses as of December 31, 2017.

The Company is in the process of evaluating the impact of GILTI for the year ended December 31, 2018, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

In accordance with the current tax laws in China, Kiwa Shandong, Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian, and Kiwa Hebei is subject to a corporate income tax rate of 25% on its taxable income. Kiwa Shandong has not provided for any corporate income taxes since it had no taxable income for the years ended December 31, 2017 and 2016. Kiwa Shenzhen, Kiwa Xian and Kiwa Hebei has not provided for any corporate income taxes since it had no taxable income for the years ended December 31, 2017. For the year ended December 31, 2017, Kiwa Beijing recorded income tax provision for RMB 7,458,324 or approximately $1,103,595.

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

A reconciliation of the provision for income taxes from continuing operation determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2017	2016

Pre-tax income (loss) from continuing operation	$1,917,018	$1,466,412

U.S. federal corporate income tax rate	34%	34%
Income tax expense (benefit) computed at U.S. federal corporation income tax rate	651,786	498,580
Reconciling items:
Rate differential for PRC earnings	(284,448)	(152,968)
Change of valuation allowance	707,416	275,767
Effect of tax exempted income in BVI	28,560	(196,468)
Effective tax expenses (benefits)	$1,103,314	$424,911

The Company had deferred tax assets from continuing operation as follows:

	December 31, 2017	December 31, 2016

Net operating losses carried forward by parent Company in the US	$1,746,802	$2,555,064
Net operating losses carried forward by China Subsidiaries except for Kiwa Beijing	311,925	-
Less: Valuation allowance	(2,058,727)	(2,555,064)

Net deferred tax assets	$-	$-

As of December 31, 2017 and December 31, 2016, the Company had approximately $9.5 million and $7.5 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the parent Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Shenzhen could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2017 and December 31, 2016, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2017 and December 31, 2016, and no provision for interest and penalties is deemed necessary as of December 31, 2017 and December 31, 2016.

17. Commitments and Contingencies

The Company has the following material contractual obligations:

(1) Investment in manufacturing facilities in Penglai City, Shandong Province in China

As disclosed in Note 7, on June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.3 million). As of December 31, 2017, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.8 million) and is committed to pay the remaining RMB10,000,000 based on the payment milestone in the equity purchase agreement. RMB 6,500,000 (approximately $1.0 million) will be paid upon completion of the land use rights ownership transfer and RMB 3,500,000 (approximately $0.5 million) will be paid upon completion of the business licenses transfer.

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

(3) Lease payments

The Company entered various lease agreements for business purpose. The future lease payments at December 31, 2017 are summarized below:

2018	$314,196
2019	$125,891
2020	$11,188
Thereafter	$2,304
Total minimum lease payment	453,579

18. Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of December 31, 2017, and December 31, 2016, $1,108,839, and $13,469 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the year ended December 31, 2017, three customers accounted for 46%, 26%, 17% of the Company’s sales. For the year ended December 31, 2016, two customers accounted for 88% and 12% of the Company’s revenues.

As of December 31, 2017, three customers accounted for 52%, 22% and 14% of the Company’s accounts receivable. As of December 31, 2016, one customer accounted for 100% of the Company’s accounts receivable.

For the year ended December 31, 2017, two suppliers accounted for 49% and 47% of the Company’s total purchases. For the year ended December 31, 2016, one supplier accounted for 91% of the Company’s total purchases.

As of December 31, 2017, two suppliers accounted for 67% and 27% of the Company’s accounts payable. As of December 31, 2016, two suppliers accounted for 57% and 43% of the Company’s accounts payable.

19. Discontinued Operation

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

The income statements for the year ended December 31, 2017 and 2016 reflected the Kiwa Shandong business segment as a discontinued operation. The following results of operations of Kiwa Shandong are presented as a loss from a discontinued operation in the consolidated statements of operations:

	Years ended December 31,
	2017	2016

Net sales	$-	$-
Gross profit	-	-
Operating expense	16,849	150,471
Income tax	-	-
Loss from discontinued operations	$16,849	$150,471

The following is the calculation of the gain on the sale of Kiwa Shandong:

Selling price	$-
Net assets (liabilities) transferred at the transaction date	$(4,512,182)
Gain on sale of discontinued operations	$4,512,182

20. Subsequent Events

On January 11, 2018, the Company issued 180,000 common shares to WSMG Advisors for their consulting service to assist the Company in investor relationship management. The number of shares was determined based on the fair value of the service. The agreement has a one year term.

On January 11, 2018, the Company issued 187,500 common shares to Acorn Management Partners, L.L.C for their consulting service to assist the Company in investor relationship management. The number of shares was determined based on the fair value of the service. The agreement has a six-month term.

On January 11, 2018, the Company issued 400,000 common shares to Ting Li for his consulting service to assist the Company in financing projects. The number of shares was determined based on the fair value of the service. The agreement has a one year term.

On March 9, 2018, the Company issued 100,000 common shares to Jianping Guo for her consulting service to assist the Company in financing projects. The number of shares was determined based on the fair value of the service. The agreement has a one year term.

On March 16, 2018, the Company issued 50,000 common shares to Guohui Yu for his consulting service to assist the Company in training system projects. The number of shares was determined based on the fair value of the service. The agreement has a one year term.

