Form 10-Q
period 2018-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2018-05-14
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 14, 2018, the Company had 16,510,510 shares of common stock, $0.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$61,768	$1,083,539
Accounts receivable	24,096	28,620
Prepaid expenses	3,668,247	2,474,272
Rent deposits and other receivables	571,858	44,423
Advance to suppliers	6,281,462	12,660,793
Due from related parties - non-trade	-	19,017
Inventory	13,623,713	2,745,991
Deferred cost of goods sold	12,583	16,726
Total current assets	24,243,727	19,073,381
OTHER ASSETS
Property, plant and equipment - net	75,198	90,500
Rent deposits-non current	88,034	72,631
Deposit for Long-Term Investment	796,553	768,074
Total non-current assets	959,785	931,205
Total assets	$25,203,512	$20,004,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,472,824	$1,800,614
Advances from customers	598,123	543,581
Due to related parties-non-trade	419,954	320,199
Convertible notes payable, net of discount of $0 and $1,977 at March 31, 2018 and December 31, 2017, respectively.	280,873	273,200
Derivative liabilities	117,995	247,933
Notes payable	360,000	360,000
Salaries payable	373,415	291,401
Taxes payable	1,722,403	1,142,973
Interest payable	1,840,016	1,756,275
Other payables and accruals	2,448,414	2,108,873
Deferred revenue	24,096	28,620
Total current liabilities	11,658,113	8,873,669
Convertible note payable – non-current, net of discount of $ 314,552 and $384,799 at March 31, 2018 and December 31, 2017, respectively.	561,655	460,082
Total Liabilities	12,219,768	9,333,751

Stockholders’ equity
Preferred stock - $0.001 par value, Authorized 20,000,000 shares. Series A - Issued and outstanding 500,000 and 500,000 shares at March 31, 2018 and December 31, 2017, respectively; Series B - Issued and outstanding 811,148 and 811,148 shares at March 31, 2018 and December 31, 2017, respectively.	1,311	1,311
Common stock - $0.001 per value. Authorized 100,000,000 shares. Issued and outstanding 16,120,465 and 15,202,965 shares at March 31, 2018 and December 31, 2017, respectively.	16,120	15,203
Additional paid-in capital	26,214,373	24,455,291
Statutory Reserve	458,334	458,334
Accumulated deficit	(14,529,476)	(14,583,080)
Accumulated other comprehensive income	823,082	323,776
Total stockholders’ equity	12,983,744	10,670,835
Total liabilities and stockholders’ equity	$25,203,512	$20,004,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(LOSS)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
		(As Restated)
Revenue	$8,755,106	$-

Cost of goods sold	(6,309,209)	-

Gross Profit	2,445,897	-

Operating expenses
Research and development expenses	39,313	36,291
Selling expenses	184,337	36,286
General and administrative expenses	1,564,939	394,307
Total operating expenses	1,788,589	466,884

Operating Income (Loss)	657,308	(466,884)

Other income/(expense), net
Change in fair value of derivative liabilities	129,938	-
Interest expense	(155,363)	(61,793)
Other income/(expense)	(906)	-
Foreign exchange loss	(38,032)	-
Total other income/(expense), net	(64,363)	(61,793)

Income (loss) from continuing operations before income taxes	592,945	(528,677)

(Provision) benefit for income taxes
Current	(539,341)	(219,356)
Deferred	-	270,747
Total (provision) benefit for income taxes	(539,341)	51,391

Income (loss) from continuing operations	53,604	(477,286)

Loss from discontinued operations, net of taxes	-	(14,220)

Net Income (loss)	53,604	(491,506)

Other comprehensive income (loss)
Foreign currency translation adjustment	499,306	(35,271)
Total comprehensive income (loss)	$552,910	$(526,777)

Earnings (loss) per share - Basic:
Income (loss) from continuing operations	$0.00	$(0.05)
Discontinued operations	-	(0.00)
Net Income (loss)	$0.00	(0.05)

Earnings per share – Diluted:
Income (loss) from continuing operations	$0.00	$(0.05)
Discontinued operations	-	(0.00)
Net Income (loss)	$0.00	$(0.05)

Weighted average number of common shares outstanding - basic	15,919,632	9,073,759
Weighted average number of common shares outstanding - diluted	15,919,632	9,073,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
		(As Restated)
Cash flows from continuing operating activities:
Net income (loss)	$53,604	$(491,506)
Loss from discontinued operations, net of taxes	-	14,220
Net Income (loss) from continuing operations	53,604	(477,286)
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Depreciation	19,564	9,466
Accrued interest	155,363	61,793
Stock compensation for consulting fee	588,535	157,050
Gain on derivative liabilities	(129,938)	-
Deferred income tax	-	(51,391)
Changes in continuing operating assets and liabilities:
Accounts receivable	5,513	(2,641,137)
Prepaid expenses	(19,369)	(12,017)
Rent deposit and other receivables	(531,677)	(1,059,210)
Advance to suppliers	6,760,357	1,756,189
Due from related party – non-trade	19,467	-
Due from related party – trade	-	205,850
Inventory	(10,636,800)	-
Deferred cost of goods sold	4,702	(2,067,680)
Deferred tax assets	-	(270,747)
Accounts payable	1,584,721	7,813
Salary payable	77,004	29,303
Taxes payable	530,147	218,724
Advances from customers	33,943	-
Other payables and accruals	315,130	(40,951)
Deferred revenue	(5,513)	3,150,667
Net cash used in continuing operating activities	(1,175,247)	(1,023,564)
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(1,175,247)	(1,023,564)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,935)	-
Net cash used in investing activities	(1,935)	-

Cash flows from financing activities:
Borrowings from related parties, net	99,267	27,000
Proceeds from sale of common stock	-	1,000,000
Proceeds from convertible notes	-	145,165
Net cash provided by financing activities	99,267	1,172,165

Effect of exchange rate change	56,144	(21,969)

Cash and cash equivalents:
Net (decrease) increase	(1,021,771)	126,632
Balance at beginning of period	1,083,539	13,469
Balance at end of period	$61,768	$140,101

Non-cash financing activities:
Issuance of common stock for consulting services	$1,760,000	$-
Issuance of common stock for financing related services	$-	$85,400
Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The Company operates through a series of subsidiaries in the Peoples Republic of China as detailed in the following Organizational Chart. The Company had previously operated its business through its subsidiaries Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) and Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”). Kiwa Tianjin has been dissolved since July, 11, 2012. On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest in Kiwa Shandong to the Transferee for RMB1.00. On April 12, 2017, the government processing of transfer has been completed. Currently, the Company mainly operates its business through its subsidiaries Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (“Kiwa Beijing”), Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”), which was incorporated in China in November 2016, Kiwa Bio-Tech Products (Hebei) Co., Ltd. (“Kiwa Hebei”), which was incorporated in China in December 2016, and Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. Xian Branch Company, (“Kiwa Xian”), which was incorporated in China in December 2017. Kiwa Beijing was acquired from a group of unrelated third parties in January 2016 together with its holding company HK Baina Group Holding Company for approximately $34,000 (RMB 220,000) and renamed to Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. from Oriental Baina Co., Ltd. in February 2016. HK Baina Group Holding Company and Oriental Baina Co., Ltd. have no operations prior to the acquisition and the purchase price was initially recorded as goodwill and fully impaired at the year end of 2016. In July 2017, the Company established Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd. (“Kiwa Asia”) to be the direct holding company of Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian and Kiwa Hebei. The Company established Inner Mongolia Jing Nong Investment & Management, Ltd. (“Kiwa Jing Nong”) in August 2017. The Company established Kiwa Bio-Tech (Shanxi) Engineering Co., Ltd. (“Kiwa Shanxi”) in February 2018. The Company established Kiwa Bio-Tech (Yangling) Co., Ltd. (“Kiwa Yangling”) and Kiwa Yangling Ecological Agriculture and Environment Research Center Co., Ltd. (“Kiwa R&D Center”) in March 2018.

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

The Company’s business is capital intensive as the Company needs to make advance payment to its suppliers to secure timely delivery and current market price of raw materials. Debt financing in the form of notes payable and loans from related parties have been utilized to finance the working capital requirements of the Company. As of March 31, 2018, the Company’s working capital was approximately $12.6 million and the Company had cash of only $61,768, with remaining current assets mainly composed of advance to suppliers, and inventory.

Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets and the future operating revenues generated from its products. Because the Chinese Government is continuously promoting green environment and implementing quality standards and environmentally sensitive policies in the Agricultural industry, the Company expects its revenues from its innovated and highly effective products, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer, will continue to grow. In addition, the Company’s marketing team is expanding  to the Western areas of China and Hainan province and it expects its revenues will continue to grow in 2018. Meanwhile, the Company expects to continue to gain market share in its existing sales channel bases in the Northern and the Southern areas of China due to the quality of the products and reputation in the industry. In addition, starting in March 2018, the Company began to use a supply chain financing model, which the Company’s customers engage with third party financing companies to advance the Company’s accounts receivable on its behalf without recourse to the Company. The Company’s customers are required to purchase an insurance product to cover the risk of bad weather or any other reason which they are not able to harvest crops and to realize profits of repaying the third party financing companies. This model allows the Company to collect its accounts receivables sooner than the 3 to 9 months crop growing period. Because of this newly added financing model in the industry, the Company is expecting to generate more operating cash flows in the near future to expand its business and to meet the Company’s working capital equipment and debt obligations as they become due. In the month of April 2018, the Company has shipped and sold its products for approximately $3.6 million and the Company is expected to collect theses balances in the month of May and June 2018 to continue on expanding its business and to meet any debt obligation as they become due. The Company believes these factors will enable it sufficiently to support its working capital needs for the next twelve months.

The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve month period, the Company may have to consider supplementing its available sources of funds through the following sources:

●	the Company will continuously seek additional equity financing to support its working capital;
●	other available sources of financing from PRC banks and other financial institutions;
●	financial support and credit guarantee commitments from the Company’s major shareholders.

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

2. Restatements of March 31, 2017 consolidated financial statements

The March 31, 2017 consolidated unaudited condensed financial statements contain restatements related to the following:

a)	Revenue of $3,150,667 and cost of goods sold of $2,067,680 were being deferred as the Company considers the revenue recognition criteria are not met as of March 31, 2017 and therefore defers the revenue and cost of goods sold until payments were collected;
b)	Recognition of the relative fair value of beneficial conversion feature (“BCF”) $45,094 into additional paid in capital and debt discount and amortize value over the term of the convertible notes issued on January 17, 2017 with amortization of debt discount of $10,467 for the three months ended March 31, 2017;
c)	Issuance of common stock for financing related services of $23,043 were reversed from G&A expenses and net against additional paid-in-capital as they were directly incremental to the financing transaction;
d)	Tax effect of $270,747 and foreign currency translation effect of $67,487 as a result of the above restatements;
e)	Reclassification of discontinued operations loss of $14,220 from continued operation transactions. The Company executed an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) on February 11, 2017 whereby the Company transferred all of its right, title and interest in Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Shandong”) to the Transferee for the RMB 1.00. The government approval and processing of the transaction was completed on April 12, 2017. This transaction was considered as completed and effective on April 12, 2017;
f)	Reclassification of $205,850 of change in other receivables to change in due from related party in the consolidated statement of cash flow as the Company previously presented the balance of $1,329,166 and $1,522,434 due from Kangtan Gerui (Beijing) Bio-Tech Co, Ltd (“Gerui”), which Ms. Feng Li, a member of the Company’s board of directors and shareholder of the Company (Ms. Li held approximately 12.93% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock), is also a 23% shareholder of Gerui, as other receivables - third party as of March 31, 2017 and December 31, 2016, respectively;
g)	Reclassification of prepaid expenses to advance to suppliers of $75,000 as of March 31, 2017.

The impact of these restatements on the three months ended March 31, 2017 consolidated unaudited condensed financial statements is reflected in the following:

Statement of operations and comprehensive income (loss) amounts:

	As previously reported	Restatement	As restated

Revenue	$3,150,667	$(3,150,667)	$-

Cost of goods sold	2,067,680	(2,067,680)	-

Gross profit	1,082,987	(1,082,987)	-

Operating expenses:
Research and development	36,291	-	36,291
Selling expenses	36,286	-	36,286
General and administrative	431,570	(37,263)	394,307
Total operating expenses	504,147	(37,263)	466,884

Operating Income (loss)	578,840	(1,045,724)	(466,884)

Other income/(expense), net
Change in fair value of derivative liabilities	-	-	-
Interest expense	(51,326)	(10,467)	(61,793)
Other income/(expense)	-	-	-
Exchange loss	-	-	-
Total other income/(expense), net	(51,326)	(10,467)	(61,793)

Income (loss) from continuing operations before income taxes	527,514	(1,056,191)	(528,677)

Income taxes-current	(219,356)	-	(219,356)
Income taxes-deferred	-	270,747	270,747
Income taxes (expense) benefit	(219,356)	270,747	51,391

Income (loss) from continuing operations	308,158	(785,444)	(477,286)

Loss from discontinued operations, net of taxes	-	(14,220)	(14,220)

Net Income (loss)	308,158	(799,664)	(491,506)

Other comprehensive income (loss)
Foreign currency translation adjustment	32,216	(67,487)	(35,271)
Total comprehensive income (loss)	$340,374	$(867,151)	$(526,777)

Earnings (loss) per share - Basis:
Income (loss) from continuing operations	$(0.03)	$(0.02)	$(0.05)
Discontinued operations	-	-	-
Net income (loss)	$(0.03)	$(0.02)	$(0.05)

Earnings per share - Diluted:
Income (loss) from continuing operations	$(0.03)	$(0.02)	$(0.05)
Discontinued operations	-	-	-
Net income (loss)	$(0.03)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding - basic	9,257,970	(184,211)	9,073,759
Weighted average number of common shares outstanding - diluted	10,851,204	(1,777,445)	9,073,759

Statement of cash flows amounts:

	As previously reported	Restatement/ Reclassification	As restated
Cash flows from continuing operating activities:
Net income (loss)	$308,158	$(799,664)	$(491,506)
(Income) loss from discontinued operations, net of taxes	-	14,220	14,220
Net Income (loss) from continuing operations	308,158	(785,444)	(477,286)
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Depreciation	9,466	-	9,466
Accrued interest	51,017	10,776	61,793
Stock compensation for consulting fee	165,891	(8,841)	157,050
Gain on derivative liabilities	-	-	-
Deferred income tax	-	(51,391)	(51,391)
Changes in continuing operating assets and liabilities:
Accounts receivable	(2,641,137)	-	(2,641,137)
Prepaid expenses	62,983	(75,000)	(12,017)
Rent deposit and other receivables	(853,360)	(205,850)	(1,059,210)
Advance to suppliers	1,681,189	75,000	1,756,189
Due from related parties-non-trade	-	-	-
Due from related parties-trade	-	205,850	205,850
Inventory	-	-	-
Deferred cost of goods sold	-	(2,067,680)	(2,067,680)
Deferred tax assets	-	(270,747)	(270,747)
Accounts payable	7,813	-	7,813
Salary payable	29,303	-	29,303
Taxes payable	232,944	(14,220)	218,724
Advances from customers	-	-	-
Other payables and accruals	(40,951)	-	(40,951)
Deferred revenue	-	3,150,667	3,150,667
Net cash used in continuing operating activities	(986,684)	(36,880)	(1,023,564)
Net cash used in discontinued operations	-	-	-
Net cash used in operating activities	(986,684)	(36,880)	(1,023,564)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Working capital borrowed from related parties, net of payments to related parties	27,000	-	27,000
Proceeds from sale of common stock	1,000,000	-	1,000,000
Proceeds from convertible note	145,165	-	145,165
Net cash provided by financing activities	1,172,165	-	1,172,165

Effect of exchange rate change	(58,849)	36,880	(21,969)

Cash and cash equivalents:
Net increase	126,632	-	126,632
Balance at beginning of period	13,469	-	13,469
Balance at end of period	$140,101	$-	$140,101

Non-cash financing activities:
Issuance of common stock for consulting service	$10,605	$(10,605)	$-
Issuance of common stock for financing related service	$-	$85,400	$85,400

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

3. Summaries of Significant Accounting Policies

Basic of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the annual report for the fiscal year ended December 31, 2017 on Form 10-K filed with the SEC on March 30, 2018.

Principle of Consolidation

These consolidated unaudited condensed financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Kiwa BVI, Hong Kong Baina Group Holding Company, Kiwa Beijing, Kiwa Shandong, Kiwa Shenzhen, Kiwa Hebei, Kiwa Asia, Kiwa Yangling, Kiwa Shanxi, Kiwa R&D Center and Kiwa Jing Nong. All significant inter-company balances or transactions are eliminated on consolidation.

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

Revenue Recognition

On January 1, 2018 we adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (FASB ASC Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. This did not result in an adjustment to the retained earnings upon adoption of this new guidance as the Company’s revenue was recognized based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations.

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

The Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or volume incentive. The Company recognizes revenue when title and ownership of the goods are transferred upon shipment to the customer by the Company and collectability of payment is reasonably assured. The Company's revenues are recognized at a point in time after all performance obligations are satisfied.

The Company’s customers are mainly agricultural cooperative company and distributors who then resell the Company’s products to individual farmers. Because the crop growing cycle usually takes approximately 3 to 9 months in the agricultural industry, for some co-ops and distributors, it will take approximately similar time frame of 3 to 9 months for farmers to harvest crops and to realize profits to repay them. As a result, for the sales contracts with these customers, the collectability of payment is highly dependent on the successful harvest of corps and the customers’ ability to collect money from farmers. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid. Starting in March 2018, the Company began to use a supply chain financing model, which the Company’s customers engage with third party financing companies to advance the Company’s accounts receivable on its behalf without recourse to the Company. The Company’s customers are required to purchase an insurance product to cover the risk of bad weather or any other reason which they are not able to harvest crops and to realize profits of repaying the third party financing companies. This model allows the Company to collect its accounts receivables sooner than the 3 to 9 months crop growing period. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid from these financing companies.

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

FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. United States federal, state and local income tax returns prior to 2014 are not subject to examination by any applicable tax authorities. PRC tax returns filed for 2014, 2015 and 2016 are subject to examination by any applicable tax authorities.

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

Other comprehensive income for the three months ended March 31, 2018 and 2017 represented foreign currency translation adjustments and were included in the unaudited condensed consolidated statements of operations and comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

	As of March 31, 2018	As of December 31, 2017
Balance sheet items, except for equity accounts	6.2771	6.5098

	Three months ended March 31,
	2018	2017
Items in the statements of comprehensive income	6.3591	6.8888

The exchange rates used to translate amounts in HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of March 31, 2018	As of December 31, 2017
Balance sheet items, except for equity accounts	7.8483	7.8149

	Three months ended March 31,
	2018	2017
Items in the statements of comprehensive income	7.8267	-

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 (ASU 2017-11), Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The adoption of ASU 2017-11 which will become effective for annual periods beginning after December 15, 2018 and for interim periods within those annual periods. The Company elected to early adopt ASU 2017-11 when preparing these unaudited condensed consolidated financial statements and no effect on the Company’s unaudited condensed consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statement presentation or disclosures.

4. Accounts Receivable, net

As of March 31, 2018 and December 31, 2017, we had $24,096 and $28,620, respectively, of accounts receivable from the Company’s customers. The Company’s current payment terms on these customers are ranging typically from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. These customers are either agricultural cooperative company or distributors who then resell the Company’s products to individual farmers. Starting in March 2018, the Company began to use a supply chain financing model, which the Company’s customers engage with third party financing companies to advance the Company’s accounts receivable on its behalf without recourse to the Company. The Company’s customers are required to purchase an insurance product to cover the risk of bad weather or any other reason which they are not able to harvest crops and to realize profits of repaying the third party financing companies. This model allows the Company to collect its accounts receivables sooner than the 3 to 9 months crop growing period.

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

Accounts receivable consisted of the following:

	March 31, 2018	December 31, 2017
Accounts receivable	$24,096	$83,860
Less: Allowance for doubtful accounts	-	(55,240)
Accounts receivable, net	$24,096	$28,620

5. Prepaid Expense

Prepaid expenses consisted of the following:

	Notes	March 31, 2018	December 31, 2017
Prepaid office rent		$37,344	$41,487
Prepaid License Fee (for fertilizer)		-	26,115
Prepaid government filing expense		2,500	5,000
Prepaid consulting expenses	(1)	3,563,738	2,392,273
Others		64,665	9,397
Total		$3,668,247	$2,474,272

(1) Prepaid consulting expense for issuance of common stock

As of March 31, 2018, the Company issued a total of 3,781,416 shares of common stock to four consulting companies for investor relation consulting services, one individual for IT service, and nine individuals for the marketing consulting service in China, which represents the amount of $5,138,196 based on quoted price at issuance. Pursuant to the indemnification terms of the services agreements, the Company has the rights to demand the full services being accomplished as scheduled during the service period and to enforce the consultants to pay pro-rata penalties if the consultants do not fulfill the contract services within the services periods. As of March 31, 2018, the Company evaluated the performance of the consultants and concluded all the contracts were on schedule of delivery. The Company recorded the prepaid consulting expenses totaled $1,760,000 and $0 for three months ended March 31, 2018 and 2017, respectively, and amortized the consulting fee over the service periods per agreements based on the progress of services delivered. For the three months ended March 31, 2018 and 2017, the amortization of consulting expense was $588,535 and $157,050, respectively.

6. Advance to suppliers

Advance to suppliers are mainly funds deposited for future raw material purchases. As a common practice in China’s agriculture industry, many of these vendors require a certain amount to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis as well as securing the current agreed upon purchase price. Since the Company anticipates the price of raw materials is on the rise in 2018, it entered large amount of purchase agreements with its major raw materials supplier, and made prepayments in advance of securing a lower purchase price and timely delivery. As of March 31, 2018 and December 31, 2017, such advance to suppliers was $6,281,462 and $12,660,793, respectively.

7. Inventory

Inventory consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$3,019,959	$2,745,991
Finished goods	10,576,059	-
Packing materials	27,695	-
Total	$13,623,713	$2,745,991

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	March 31, 2018	December 31, 2017
Property, Plant and Equipment
Office equipment	$18,256	$15,899
Furniture	24,196	23,331
Leasehold improvement	95,006	91,609
Construction in progress	27,720	26,729
Others	798	1,106
Property, plant and equipment - total	$165,976	$158,674
Less: accumulated depreciation	(90,778)	(68,174)
Property, plant and equipment - net	$75,198	$90,500

Depreciation expense was $19,564 and $9,466 for the three months ended March 31, 2018 and 2017, respectively.

9. Deposit for Long-Term Investment

On June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.3 million). As of March 31, 2018, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.8 million). Due to certain administrative approval process from the Chinese government, the closing of the equity purchase agreement has been delayed. RMB 6,500,000 (approximately $1.0 million) will be paid upon completion of the land use rights ownership transfer and RMB 3,500,000 (approximately $0.5 million) will be paid upon completion of the business licenses transfer. The Company estimated the completion of the transfer will be sometime in August 2018.

10. Salaries payable

	March 31, 2018	December 31, 2017
Ms. Yvonne Wang (“Ms. Wang”)	$196,000	$175,000
Other Employees	177,415	116,401
Total	$373,415	$291,401

No salary was paid to Ms. Wang since December 2015. The Company expects to be in negotiations with Ms. Wang to settle these obligations.

11. Related Party Transactions

Due from related parties – non-trade

Amounts due from related parties consisted of the following as of March 31, 2018 and December 31, 2017:

Item	Nature	Notes	March 31, 2018	December 31, 2017

Mr. Wei Li	Non-trade	(1)	-	19,017
Total			$-	$19,017

(1) Mr. Wei Li

During the year ended December 31, 2017, Mr. Wei Li, the former chairman and CEO, founder and major shareholder of the Company, obtained cash advance from the Company for operational purpose . The balance was repaid in March 2018.

Due to related parties– non-trade

Amounts due to related parties consisted of the following as of March 31, 2018 and December 31, 2017:

Item	Nature	Notes	March 31, 2018	December 31, 2017

Ms. Wang	Non-trade	(1)	380,126	320,199
Ms. Feng Li (“Ms. Li”)	Non-trade	(2)	39,828	-
Total amount due to related parties			$419,954	$320,199

(1) Ms. Wang

Effective November 20, 2015, the Company appointed Ms. Wang as the Chairman of the Board and effective August 11, 2016, the Company’s Board of Directors has assigned Ms. Wang the additional titles of Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer. On April 15, 2018, Ms. Wang turned over the Acting Chief Financial Officer to her successor.

During the three months ended March 31, 2018 and 2017, Ms. Wang paid various expenses on behalf of the Company. As of March 31, 2018 and December 31, 2017, the amount due to Ms. Wang was $380,126 and $320,199, respectively.

(2) Ms. Feng Li

Ms. Feng Li is a member of the Company’s board of directors and shareholder of the Company. Ms. Li held approximately 20% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock. Ms. Feng Li paid various expenses on behalf of the Company. As of March 31, 2018 and December 31, 2017, the amount due to Ms. Feng Li was $39,828 and $0, respectively.

12. Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31, 2018	December 31, 2017
6% secured convertible notes – FirsTrust Group Inc. (1)	$121,562	$121,562
15% convertible notes- Mr. Geng Liu (1)	159,311	153,615
15% convertible notes- Mr. Junwei Zheng (2)	876,207	844,881
Less: notes discount	(314,552)	(386,776)
Convertible notes payable - total	842,528	733,282
Non-current	(561,655)	(460,082)
Current	$280,873	$273,200

(1) Convertible Notes Payable - Current

Convertible notes payable - current consists of $121,562 of 6% secured convertible notes issued to FirsTrust Group Inc. on June 29, 2006 and $159,311 (face amount $159,311 net of discount of $0) of 15% convertible note issued to Mr. Geng Liu on January 17, 2017.

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

The Company also incurs a financial liquidated damages in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches any affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in Purchase Agreement, the Company has accrued the amounts of $18,445 and $20,239 for liquidated damages for the three months ended March 31, 2018 and 2017, respectively. The Company also accrued $4,496 and $5,557 for interest at the rate of 15% per annum for the three months ended March 31, 2018 and 2017, respectively. The total 15% interest accrued was $187,354 and $182,858 at March 31, 2018 and at December 31, 2017, respectively. The total accrued liquidated damages were $540,702 and $522,257 at March 31, 2018 and at December 31, 2017, respectively.

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

15% convertible notes- Mr. Geng Liu

On January 17, 2017, the Company entered a Convertible Note Agreement with Mr. Geng Liu with principal of RMB 3 million. The note bears interest at 15% per annum and will mature on January 16, 2018. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal to the Company’s common shares with a conversion price of $0.90 per share. Subsequently, the Company reached an agreement with Mr. Geng Liu that the maturity date will be extended to July 30, 2018.

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

For the three months ended March 31, 2018 and 2017, the Company recorded interest expense of $7,792 and $13,497 on the note, including the amortization of the debt discount resulting from the value of beneficial conversion feature, and the carrying value of the note as at March 31, 2018 was $159,311.

(2) Convertible Notes Payable - Non-current and derivative liabilities

Convertible notes payable – non-current consists $876,208 of 15% convertible note issued to Mr. Junwei Zheng on May 9, 2017.

15% convertible notes- Mr. Junwei Zheng

On May 9, 2017, the Company entered a Convertible Note Agreement with Mr. Junwei Zheng with principal of RMB 30 million. The note bears interest at 15% per annum and will mature on May 8, 2019. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal and accrued interest to the Company’s common shares with a conversion price of $3.5 per share. As of March 31, 2018, the Company has received partial principal totaled RMB 5.5 million ($876,208 equivalent USD at March 31, 2018) out of the RMB 30 million Convertible Note Agreement.

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

The fair value of embedded conversion feature were calculated using the BlackScholesMerton model based on the following variables on December 31, 2017:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 151.9% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 1.80%, for the conversion options

●	Expected lives of 1.33 years

●	Market price at issuance date of $2.0

The fair value of embedded conversion feature were calculated using the BlackScholesMerton model based on the following variables on March 31, 2018:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 147.45% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 2.11%, for the conversion options

●	Expected lives of 1.08 years

●	Market price at remeasurement date of $1.35

On May 9, 2017, the Company recorded $569,784 as derivative liability for fair value of the conversion option. The initial carrying value of the Notes was $247,933. On December 31, 2017, the fair value of derivative liabilities was recalculated at $247,933. On March 31, 2018, the fair value of derivative liabilities was recalculated at $117,995. For the three months ended March 31, 2018, the Company recognized a gain of $129,938, in change in fair value of derivative liabilities.

For the three months ended March 31, 2018, the Company recorded interest expense of $102,236 on the note, including the amortization of the debt discount resulting from the value of the embedded conversion feature, and the carrying value of the note as of March 31, 2018 was $561,655.

13. Note Payable

On May 29, 2007, the Company issued a $360,000 promissory note (the “Promissory Note”) to an unrelated individual (the “Original Note holder”). This note bears interest at 18% per annum and was due on July 27, 2007. This note is currently in default and bears interest of 25% per annum (the “Default rate”) until paid in full. This note is secured by a pledge of shares of the Company’s common stock owned by Investlink (China) Limited (the “Pledged Shares”). The Company accrued $22,500 and $22,500 interest expense on note payable for the three months ended March 31, 2018 and 2017, respectively.

As of December 31, 2016, the Original Note holder informed the Company that all right, title and interests in the Promissory Note has been assigned and transferred to FirsTrust. As of March 31, 2018, all of $360,000 of Promissory Note to FirsTrust is still outstanding, and total accrued interest of the Promissory Note is $ 971,800. The Company has begun preliminary discussion with FirsTrust with regards to a potential settlement of the Note, but no agreement has been reached yet.

14. Other Payables and accruals

Other payable consisted of the following:

	Notes	March 31, 2018	December 31, 2017
Stock subscription proceeds received in advance	(1)	$1,736,869	$1,718,642
Accrued expenses		125,289	36,240
R&D expense payable		349,382	309,555
Others		236,847	44,436
		$2,448,414	$2,108,873

(1). The Company received $460,617 (RMB 3.2 million, revalued as $509,794 as at March 31, 2018) in 2016 from two unrelated potential investors, and additionally received $1,227,075 (RMB 8 million, revalued as $1,272,572 as at March 31, 2018) in 2017 from one unrelated potential investors pending for stock issuances. The Company is in the process of negotiating the issuance price per shares of these stock subscriptions with the investors.

15. Stockholders’ Equity

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

In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, distributions to the stockholders of the Company should firstly go to the holders of Series A and B preferred stock. After the payment of the full Series A and B liquidation preference, the remaining assets of the Company legally available for distribution shall be distributed ratably to the holders of the common stock in an amount equal to the full payment of the full Series A and B liquidation preference, after such distributions to the holders of the Common stock , the remaining assets of the Company legally available for distribution shall be distributed ratably among the holders of Series A and B preferred stock and the holders of the common stock.

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

Common stock

During the three months ended March 31, 2018, the Company entered into five consulting agreements and issued 917,500 shares of common stocks to consultants for IR, Training system, and business development services based on market price of the shares at the transaction dates. The valuation of the shares are amounted to an average issuance price of $1.92 per share.

Conversion of convertible note

As disclosed in Note 12(1), on October 19, 2017, the Company issued total 14,151 common shares at $1.04 per share price to FirsTrust Group, Inc. for the conversion of convertible note. According to the convertible note agreement, the conversion price is based on a 40% discount to the average of the lowest three days trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period per the convertible notes agreement.

As disclosed in Note 12(1), on December 13, 2017, the Company issued total 105,095 common shares at $0.75 per share price to FirsTrust Group, Inc. for the conversion of convertible note. According to the convertible note agreement, the conversion price is based on a 40% discount to the average of the lowest three days trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period per the convertible notes agreement.

Additional paid-in-capital

As disclosed in Note 12(1), on January 17, 2017, the Company issued RMB 1 million ($144,944 equivalent). Convertible Note to Mr. Geng Liu with BCF embedded. The Company evaluated the intrinsic value of the BCF as $45,094 at the issue date and recorded the amount into additional paid in capital. All other amounts recorded in additional paid in capital are derived from issuance of preferred shares or common shares as disclosed in the above.

16. Stock-based Compensation

On March 15, 2017, the Board of Directors approved a new stock option plan with ten years’ term. As of March 31, 2018, the Company has not granted any incentive compensation under this plan.

17. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities recorded at fair value on recurring basis that were accounted for at fair value as of:

March 31, 2018

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$117,995	$117,995
Total	—	—	$117,995	$117,995

December 31, 2017

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$247,933	$247,933
Total	—	—	$247,933	$247,933

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2018 and for the year ended December 31, 2017:

	Three months ended March 31, 2018	Year ended December 31, 2017

Beginning balance	$247,933	$-
Fair value of derivative liabilities at inception	-	569,784
Change in fair value of derivative liabilities	(129,938)	(321,851)
Ending balance	$117,995	$247,933

18. Income Tax

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three months ended March 31, 2018 and for the year ended December 31, 2017 as it has no taxable income in the U.S.

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

The Company has determined that this one-time Toll Charge has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2017 since the Company has cumulative foreign losses as of December 31, 2017.

The Company determined that there is no impact of GILTI for the year ended December 31, 2018, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

In accordance with the current tax laws in China, Kiwa Shandong, Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian, and Kiwa Hebei, Kiwa Shanxi and Kiwa Yangling is subject to a corporate income tax rate of 25% on its taxable income. Kiwa Shandong has not provided for any corporate income taxes since it had no taxable income for the three months ended March 31, 2017. Kiwa Xian, Kiwa Hebei, Kiwa Shenzhen, Kiwa Shanxi and Kiwa Yangling has not provided for any corporate income taxes since it had no taxable income for the three months ended March 31, 2018. For the three months ended March 31, 2018, Kiwa Beijing recorded income tax provision for RMB 3,429,747 or approximately $539,000.

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

A reconciliation of the provision for income taxes from continuing operation determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2018	2017

Pre-tax income (loss) from continuing operation	$592,945	$(528,677)

U.S. federal corporate income tax rate	21%	34%
Income tax expense (benefit) computed at U.S. federal corporation income tax rate	124,518	(179,750)
Reconciling items:
Rate differential for PRC earnings	55,740	18,519
Change of valuation allowance	354,673	102,700
Effect of tax exempted income in BVI	4,410	7,140
Effective tax expenses (benefits)	$539,341	$(51,391)

The Company had deferred tax assets from continuing operation as follows:

	March 31, 2018	December 31, 2017

Net operating losses carried forward by parent Company in the US	$1,910,508	$1,746,802
Net operating losses carried forward by China Subsidiaries except for Kiwa Beijing	502,892	311,925
Less: Valuation allowance	(2,413,400)	(2,058,727)

Net deferred tax assets	$-	$-

As of March 31, 2018 and December 31, 2017, the Company had approximately $11.5 million and $9.5 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the parent Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of the Company’s PRC subsidiaries could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of March 31, 2018 and December 31, 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of March 31, 2018 and December 31, 2017.

19. Commitments and Contingencies

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

(3) Lease payments

The Company entered various lease agreements for business purpose. The future lease payments at March 31, 2018 are summarized below:

Twelve months ending March 31, 2019	$290,293
Twelve months ending March 31, 2020	72,924
Twelve months ending March 31, 2021	11,046
Thereafter	-
Total minimum lease payment	$374,263

20. Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of March 31, 2018 and December 31, 2017, $61,768, and $1,083,539 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended March 31, 2018, three customers accounted for 52%, 24%, and 23%.

As of March 31, 2018, three customers accounted for 64%, 18% and 14% of the Company’s accounts receivable. As of December 31, 2017, three customers accounted for 52%, 22% and 14% of the Company’s accounts receivable.

For the three months ended March 31, 2018, two suppliers accounted for 76% and 20% of the Company’s total purchases, respectively. For the three months ended March 31, 2017, one supplier accounted for 90% of the Company’s total purchase.

As of March 31, 2018, two suppliers accounted for 75% and 20% of the Company’s accounts payable, respectively. As of December 31, 2017, two suppliers accounted for 67% and 27% of the Company’s accounts payable, respectively.

As of March 31, 2018, one supplier accounted for 99% of the Company’s advance to suppliers, respectively. As of December 31, 2017, one supplier accounted for 97% of the Company’s advance to suppliers.

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

The income statements for the three months ended March 31, 2018 and 2017 reflected the Kiwa Shandong business segment as a discontinued operation. The following results of operations of Kiwa Shandong are presented as a loss from a discontinued operation in the unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2018	2017

Net sales	$-	$-
Gross profit	-	-
Operating expense	-	14,220
Income tax	-	-
Loss from discontinued operations	$-	$14,220

22. Subsequent Events

On April 2, 2018, the Company terminated its cooperation agreement with ETS Biological Science and Technology Development Co., Ltd. (“ETS”) and, in its place, has developed “Ecology Technological Sustainability” (“KETS”) as its core technology to upgrade its microbial fertilizer products. In February 2017, the Company had signed a strategic cooperation agreement with ETS and planned to build new product categories based on the cooperative research results. Following the research, the two parties did not reach a further agreement and determined to terminate the partnership. As a result, the Company switched its focus to the KETS technology to fulfill its needs in connection with fertilizer production. As a part of this process, Kiwa Bio-Tech has established a Research Institute of Ecological Agriculture and Environmental Research. Based on cooperation with various Universities including the China Agriculture University, Northwest University, Northwest A&F University, Harbin Institute of Technology and Tsinghua University, the Company believes that it can secure a leading position in the KETS technology in the next thirty years. In comparison to the Company’s existing technology, KETS technology is comprised of microorganisms with a larger scale of micro-flora. The micro-flora could significantly increase the beneficial bacteria in the soil that enhances the yield of the plant crops and prevents soil ecological problems. The newly upgraded technology will be applied to the main crop planting areas and presently-polluted arable areas for soil restoration.

On April 3, 2018, the Company issued 83,000 shares of restricted common stock at $1.20 per share to Xueyang Xiao for an aggregate amount of $64,000. The Company has received the full amount.

On April 3, 2018, the Company issued 17,000 common shares to Xueyang Xiao for his consulting service to assist the Company in marketing projects. The number of shares was determined based on the fair value of the service. The agreement has a one year term.

On April 12, 2018, the Company issued 100,000 common shares to Lixin Zhou for his consulting service to assist the Company in marketing projects. The number of shares was determined based on the fair value of the service. The agreement has a one year term.

On April 18, 2018, the Company issued 11,000 common shares to Xueyang Xiao for his consulting service to assist the Company in marketing projects. The number of shares was determined based on the fair value of the service. The agreement has a one year term.

On April 18, 2018, the Company issued 53,000 shares of restricted common stock at $1.20 per share to Xueyang Xiao for an aggregate amount of $99,600. The Company has received the full amount.

On October 27, 2017, the Company issued total 126,045 common shares at $0.62 per share price to FirsTrust Group, Inc. for the conversion of convertible note. According to the convertible note agreement, the conversion price is based on a 40% discount to the average of the lowest three days trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period per the convertible notes agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2018 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors that would affect our financial performance:

●	Change in the Chinese Government Policy on agricultural industry. The Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry. Below are a list of government policies issued by the Chinese Government to promote green environment and these policies are either directly or indirectly to encourage the end users of the bio-fertilizer to use more organic related products. Unfavorable changes to these policies could affect demand of our products that we produce and could materially and adversely affect the results of operations. Although we have generally benefited from these policies by using our bio-fertilizer to enhances the capacity of plants to transform inorganic materials to organic products, to boost overall plant health and productivity and not to deteriorate landfall soil.

○	In April 2008, the Ministry of Finance of PRC issued Circular No. 2008-56 to tax-exempt value-added taxes on all organically fertilizer related products effectively from June 1, 2008.
○	In January 2016, the PRC State Council official website issued statements to fasten the agricultural modernization process.
○	In June 2016, the PRC State Council issued Circular No. 2016-31 to prevent further deterioration of landfall soil action plan.
○	In February 2017, the PRC State Council official website issued statements to promote agricultural structural reform on accelerating the cultivation in the agricultural development.
○	In February 2017, the Ministry of Agriculture of PRC issued Circular No. 2017-02 to carry out replacement of chemical bio-fertilizers by organically bio-fertilizers action plan on vegetables, fruits and teas planting.
○	In April 2017, the Ministry of Agriculture of PRC issued Circular No. 2017-06 to implementing five major action plans on agriculture green development with one of the action plan of replacing chemical bio-fertilizers by organically bio-fertilizers on vegetables, fruits and teas planting under action plan No. 2-2.
○	In April 2018, at the second meeting of the 13th National People’s Congress meeting, the Minister of the Agriculture and Rural Affairs has pronoun that the Chinese government will continue to promote green environment, to ensure food safety and food qualify for the people in the PRC, and to provide more education and training cause to the farmer in the Agriculture industry.

●	Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintained close relationships with institutes in the PRC.

○	We signed a strategic cooperation agreement with China Academy of Agricultural Science’s Institute of Agricultural Resources & Regional Planning and Institute of Agricultural Economy & Development. Pursuant to the Agreement, we will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, we will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018.
○	In March, 2018, Kiwa Bio-Tech has established a Research Institute of Ecological Agriculture and Environmental Research. Based on cooperation with various Universities including the China Agriculture University, Northwest University, Northwest A&F University, Harbin Institute of Technology and Tsinghua University, we believe that it can secure a leading position in the KETS technology in the next thirty years. In comparison to our existing technology, Ecology Technological Sustainability (“KETS”) technology is comprised of microorganisms with a larger scale of micro-flora. The micro-flora could significantly increase the beneficial bacteria in the soil that enhances the yield of the plant crops and prevents soil ecological problems. The newly upgraded technology will be applied to the main crop planting areas and presently-polluted arable areas for soil restoration.

●	Experienced Management. Management’s technical knowledge and business relationships give us the ability to secure more sales orders with our customers. If there were to be any significant turnover in our senior management, it could deplete the institutional knowledge held by our existing senior management team.

●	Large Scale Customer Relationship. We have contracts with major customers that are distributors of our products. Our sales efforts focus on these distributors which place large recurring orders and present less credit risk to us. For the three months ended March 31, 2018, three customers accounted for approximately 52%, 25%, and 23% of our sales. Should we lose any large scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

●	Competition. Our competition includes a number of publicly traded companies in the PRC and privately-held PRC-based companies that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Some of our competitors have achieved greater market penetration but with less sophisticated technological innovation than our products as there were in the transition period from being the chemical bio-fertilizer producers to the organically bio-fertilizer producers. We believe that we have a better competitive advantage over them as we are the pioneer within our markets. Some of our competitors competed within our markets have lesser financial and other resources than us as they have established their companies a few years behind us. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

Results of Operations

Three months ended March 31, 2018 and March 31, 2017

The following table summarizes the results of our operations during the three months periods ended March 31, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months Ended March 31,		Change	Change
Statement of Operations Data:	2018	2017	(Amount)	(Percentage)
		(As Restated)

Revenues	$8,755	$-	$8,755	100%
Cost of goods sold	(6,309)	-	(6,309)	(100)%
Gross profit	2,446	-	2,446	100%
Operating expenses
Research and development expense	39	36	3	8%
Selling expenses	185	37	148	408%
General and administrative expenses	1,565	394	1,171	297%
Total operating expenses	1,789	467	1,322	283%
Operating Income (Loss)	657	(467)	1,124	(241)%
Other income/(expense), net
Change in fair value of derivative liabilities	130	-	130	100%
Interest expense	(155)	(62)	(93)	(151)%
Other income (expense)	(1)	-	(1)	(100)%
Exchange loss	(38)	-	(38)	(100)%
Total other income/(expense), net	(64)	(62)	(2)	4%
Income (loss) from continuing operations before income taxes	593	(529)	1,122	(212)%

Provision (benefit) for income taxes
Current	(539)	(219)	(320)	146%
Deferred	-	270	(270)	(100)%
Total provision (benefit) for income taxes	(539)	51	(590)	(1,149%)

Income (loss) from continuing operations	54	(478)	532	(111)%
Loss from discontinued operations, net of taxes	-	(14)	14	(100)%
Net Income (loss)	$54	$(492)	$546	(111)%

Revenue

Revenue increased by approximately $8.8 million or 100%, to approximately $8.8 million in the three months ended March 31, 2018 from $0 in the three months ended March 31, 2017. The increase is mainly due to: 1) approximately $20,000 of our revenues is being deferred for the three months ended March 31, 2018, while approximately $3.1 million of our revenues was being deferred for the three months ended March 31, 2017 as a result of the supply chain financing model as discusses in the non-GAAP analysis section below; 2) more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers; and 3) introduction of our new product, Bio-water soluble fertilizer, during the three months ended March 31, 2018. As a result, our revenue increased significantly for the three months ended March 31, 2018 as compared to the same period in 2017.

We currently realized revenue in three major product categories of Biological Organic Fertilizer, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer. We sold and shipped Biological Organic Fertilizer and Compound Microbial Fertilizer in the first quarter of 2017 and recorded the selling amount in deferred revenue as our revenue recognition criteria has not been met. Our revenues from our major product category are summarized as follows:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017	Change	Change (%)

Biological Organic Fertilizer
Revenue in USD	$4,226,766	$-	$4,226,766	100%
Quantity sold in tons	22,368	-	22,368	100%
Average selling price	$188.96	$-	$188.96	100%

Compound Microbial Fertilizer
Sold and shipped in USD	$4,505,554	$-	$4,505,554	100%
Quantity sold in tons	13,023	-	13,023	100%
Average selling price	$345.97	$-	$345.97	100%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$22,786	$-	$22,786	100%
Quantity sold in tons	62	-	62	100%
Average selling price	$367.52	$-	$367.52	100%

Revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer increased by approximately $4.2 million, $4.5 million and $23,000 or 100%, 100% and 100% to approximately $4.2 million, $4.5 million and $20,000, respectively, in the three months ended March 31, 2018 from approximately $0 in the three months ended March 31, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers and we have deferred all of our revenue to be recognized for products shipped during the three months ended March 31, 2017.

Compound Microbial Fertilizer is adding appropriate amount of nitrogen, phosphorus, potassium and other nutrients into Biological Organic Fertilizer. Through the action of organic matter and beneficial microorganisms, the utilization rate of nitrogen, phosphorus, potassium can be significantly improved. The Bio-Water Soluble Fertilizer is mainly another form of the biological fertilizer that we firstly introduced in the first quarter of 2018. It is in the form of powder which has high water solubility, and it is convenient for the farmers to use during the drop irrigation. Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer generally contain more bacteria and have a higher effectiveness on the productivity of crops and increasing the value and quality of the crops harvested than Biological Organic Fertilizer. As a result, our Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer generally have a higher average selling price as compared to Biological Organic Fertilizer.

Because the Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry, we expect our revenues from our innovated and highly effective products, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer, will continue to grow in a higher rate than that from Biological Organic Fertilizer. Our Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer generally have a higher effectiveness on the productivity of crops that are suitable for promoting green environment. In addition, our marketing team is expanding to the Western areas of China and Hainan province and we expect our revenues will continue to grow in the second, third and fourth quarters of 2018. Meanwhile, we expect to continue to gain more market shares in our existing sales channel bases in the Northern and the Southern areas of China due to the good quality of the products and better reputation in the industry.

Non-GAAP analysis

Our strategy on the expansion of our business was to gain market shares in the bio-fertilizer market, thereby, we have extended credit to our customers. Our current payment terms on these customers are ranging from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. These customers are mainly agricultural cooperative company and distributors who then resell our products to individual farmers. Because the crop growing cycle usually takes approximately 3 to 9 months in the agricultural industry, it will take approximately similar time frame of 3 to 9 months for farmers to harvest crops and to realize profits to repay our distributors. As a result, for the sales contracts with these customers, the collectability of payment is highly dependent on the successful harvest of corps and the customers’ ability to collect money from farmers. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid. Starting in March 2018, the Company began to use a supply chain financing model, which the Company’s customers engage with third party financing companies to advance the Company’s accounts receivable on its behalf without recourse to the Company. The Company’s customers are required to purchase an insurance product to cover the risk of bad weather or any other reason which they are not able to harvest crops and to realize profits of repaying the third party financing companies. This model allows the Company to collect its accounts receivables sooner than the 3 to 9 months crop growing period. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid from these financing companies. For those sales contracts that the Company has shipped its products but the payment is contingent on collections of payments from the downstream customers or is contingent on the approval of the financing companies to advance payment on behalf of the Company’s customers, the Company considers the revenue recognition criteria are not met and therefore defers the revenue and cost of goods sold until payments are collected. We have sold and shipped approximately $8.82 million of our products during the three months ended March 31, 2018, only approximately $20,000 of which the revenue recognition criteria of collectability of payments is reasonably assured has not yet been met, and we have deferred approximately $20,000 of revenues to be recognized in the future periods when our collectability of payments will be assured. We have sold and shipped approximately $3.1 million of our products during the three months ended March 31, 2017, all of which the revenue recognition criteria of collectability of payments is reasonably assured has not yet been met, and we have deferred approximately $3.1 million of revenues to be recognized in the future periods when our collectability of payments will be assured. The decrease of deferred revenue from approximately $3.1 million for the three months ended March 31, 2017 to approximately $20,000 for the three months ended March 31, 2018 mainly due to the use of supply chain financing model as discussed above.

Our sales and shipment from our two major products categories are summarized as follows including revenue recognized and deferred under U.S. GAAP:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017	Change	Change (%)

Biological Organic Fertilizer
Sold and shipped in USD	$4,250,551	$2,665,207	$1,585,344	59%
Quantity sold in tons	22,478	15,300	7,178	47%
Average selling price	$189.10	$174.20	$14.90	9%

Compound Microbial Fertilizer
Sold and shipped in USD	$4,505,554	$485,428	$4,020,126	828%
Quantity sold in tons	13,023	1,520	11,503	757%
Average selling price	$345.97	$319.36	$26.61	8%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$22,786	$-	$22,786	100%
Quantity sold in tons	62	-	62	100%
Average selling price	$367.52	$-	$367.52	100%

The sales and shipment of all of our products increased in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers as discussed above.

Average selling prices of Biological Organic Fertilizers increased by $14.90 or 9% in the three months ended March 31, 2018 as compared with the same period of 2017 mainly due to RMB appreciation against USD of approximately 8% along with a slight increase because we have added more bacteria ingredient of the Biological Organic Fertilizers into our product mix. There are more bacterial species in the new products with this new product ingredient compared with the products that we sold in the first quarter of 2017. This new product with more bacteria ingredient will increase the effectiveness of our Biological Organic Fertilizers, and it’s easier for the plant to absorb. Therefore, the average selling prices goes higher.

Average selling prices of Compound Microbial Fertilizer increased by $26.61 or 8% in the three months ended March 31, 2018 as compared with the same period of 2017 mainly due to RMB appreciation against USD of approximately 8%. Therefore, the average selling prices goes higher.

Cost of Revenue

Our cost of revenues from our major product category are summarized as follows:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017	Change	Change (%)

Biological Organic Fertilizer
Cost of sold and shipped in USD	$2,866,480	$-	$2,866,480	100%
Quantity sold and shipped in tons	22,368	-	22,368	100%
Average unit cost	$128.15	$-	$128.15	100%

Compound Microbial Fertilizer
Cost of sold and shipped in USD	$3,427,057	$-	$3,427,057	100%
Quantity sold and shipped in tons	13,023	-	13,023	100%
Average unit cost	$263.15	$-	$263.15	100%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$15,672	$-	$15,672	100%
Quantity sold in tons	62	-	62	100%
Average unit cost	$252.77	$-	$252.77	100%

Cost of revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer increased by approximately $2.9 million, $3.4 million and $0.01 million or 100%, 100% and 100% to approximately $2.9 million, $3.4 million and $16,000 in the three months ended March 31, 2018 from approximately $0 in the three months ended March 31, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers and we have deferred all of our revenue to be recognized for products shipped during the three months ended March 31, 2017. As a result, our cost of revenue increased accordingly along with our sales.

Non-GAAP analysis

Our cost of goods sold for our two major products categories are summarized as follows including cost of goods sold recognized and deferred under U.S. GAAP:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017	Change	Change (%)

Biological Organic Fertilizer
Cost of sold and shipped in USD	$2,878,900	$1,738,190	$1,140,710	66%
Quantity sold and shipped in tons	22,478	15,300	7,178	47%
Average unit cost	$128.08	$113.61	$14.47	13%

Compound Microbial Fertilizer
Cost of sold and shipped in USD	$3,427,058	$329,473	$3,097,585	940%
Quantity sold and shipped in tons	13,023	1,520	11,503	757%
Average unit cost	$263.15	$216.76	$46.39	21%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$15,672	$-	$15,672	100%
Quantity sold in tons	62	-	62	100%
Average unit cost	$252.77	$-	$252.77	100%

The costs of goods sold of all of our products increased in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers as discussed above. As a result, our cost of revenue increased accordingly along with our sales.

Average unit cost of Biological Organic Fertilizers increased by $14.47 or 13% in the three months ended March 31, 2018 as compared with the same period of 2017 because the Chinese government has implemented strict environmental protection policies, resulting in a variety of raw material prices increased, therefore, the average unit cost goes higher. Average unit of Compound Microbial Fertilizer increased by $46.39 or 21% in the three months ended March 31, 2018 as compared with the same period of 2017 because the Chinese government has implemented strict environmental protection policies, resulting in a variety of raw material prices increased, therefore, the average unit cost goes higher.

Gross Profit

Our gross profit from our major product category are summarized as follows:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$1,360,286	$-	$1,360,286	100%
Gross Profit Percentage	32.2%	-	32.2%	100%

Compound Microbial Fertilizer
Gross Profit	$1,078,497	$-	$1,078,497	100%
Gross Profit Percentage	23.9%	-	23.9%	100%

Bio-Water Soluble Fertilizer
Gross Profit	$7,114	$-	$7,114	100%
Gross Profit Percentage	31.2%	-	31.2%	100%

Gross profit for all three of our products increased 100% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2018 mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers and we have deferred all of our revenue to be recognized for products shipped during the three months ended March 31, 2017 as discussed above.

Non-GAAP analysis

Our total gross profit from our two major products categories are summarized as follows including the gross profit recognized and deferred under U.S. GAAP:

	For the three months ended March 31, 2018	For the three months ended March 31, 2017	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$1,371,651	$927,017	$444,634	48%
Gross Profit Percentage	32.3%	34.8%	(2.5)%	(7)%

Compound Microbial Fertilizer
Gross Profit	$1,078,496	$155,955	$922,541	592%
Gross Profit Percentage	23.9%	32.1%	(8.2)%	(26)%

Bio-Water Soluble Fertilizer
Gross Profit	$7,114	$-	$7,114	100%
Gross Profit Percentage	31.2%	-	31.2%	100%

Gross profit percentage for Biological Organic Fertilizer decreased from 34.8% for the three months ended March 31, 2017 to 32.3% for the three months ended March 31, 2018 mainly due to the increase in selling price of our products is less than the increase in unit cost as discussed above.

Gross profit percentage for Compound Microbial decreased from 32.1% for the three months ended March 31, 2017 to 23.9% for the three months ended March 31, 2018 mainly due to the increase in selling price of our products is less than the increase in unit cost as discussed above.

Although a variety of raw material prices increased during the three months ended March 31, 2018 as compared to the same period of 2017, we did not raised our selling price of our products at the same rate as compared to the raw material price increased rate. The major reason is mainly due to our customers are willing to cooperate with our supply chain financing model as discussed above, which they cooperated with the third party financing companies to obtain approval of advancing and paying off our accounts receivable without waiting for the downstream customers of harvesting crops and realizing their profits to repay us in approximately 3 to 9 months as compared to the same period in 2017. By cooperating with our supply chain financing model, our customers will have to bear additional cost on interest and insurance expenses. As a result, we did not intend to pass on the raw materials price increase cost to our customers as we were able to receive our accounts receivable sooner than the 3 to 9 months period.

Research and Development Expenses

Research and development expenses was approximately $39,313 (RMB 250,000) for the three months ended March 31, 2018, keeping the same as the prior comparable period. On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018. However, the Company is only liable for the annual funds to be provided to the extent of the contract obligations performed by CAAS IARRP and IAED, and the agreement is terminable before the three years’ commitment date based on negotiations of both parties. The Company contributed approximately $39,313 (RMB 250,000) for the three months ended March 31, 2018. The Company plans to contribute the remaining balance quarterly until the date of the Agreement expired on November 19, 2018.

Selling Expenses

Selling expenses for the three months ended March 31, 2018 and 2017 were approximately $185,000 and $36,000, respectively. Selling expenses include salaries of sales personnel, sales commission, travel and entertainment as well as freight out expenses. The increase in selling expenses is mainly due to the increase of salary expenses. The increase in salary expenses is mainly because we have hired more sales managers in the first quarter of 2018 for the marketing of our products.

General and Administration Expenses

General and administrative expenses increased by approximately 296% from approximately $0.4 million in the three month period ended March 31, 2017 to approximately $1.6 million in the same period in 2018. General and administrative expenses include professional fees, officers’ compensation, depreciation and amortization, salaries, travel and entertainment, rent, office expense and telephone expense. The increase in general and administrative expenses is mainly attributed to business expansion and the establishment of Kiwa Asia in July 2017, Kiwa Xian in December 2017, Kiwa Shanxi in February 2018, and Kiwa Yangling in March 2018 where we did not have such expenses in the three months ended March 31, 2017, which contributed approximately $0.7 million increase. In addition, approximately $0.4 million increase of G&A expenses are attributable to the increase of professional fees, such as attorneys, auditors, financial consultants, IT consultants, and business strategic and development consultants as we need more professional to assist and support us for our business expansion.

Interest Expense

Net interest expense was $155,363 and $61,793 for the three months ended March 31, 2018 and 2017, respectively, representing an increase of approximately $93,000 or 150%. Interest expense included accrued interest on convertible note and other note payable, and the amortization of the convertible note discount for the three months ended March 31, 2018 and 2017. The increase in interest expenses is mainly attributed to newly issuance a 15% convertible notes issued in May 2017 where we did not incur interest expense on for this May 2017 notes for the three months ended March 31, 2017.

Loss from discontinued operations, net of taxes

Loss from discontinued operations, net of taxes was $0 and $14,220 for the three months ended March 31, 2018 and 2017, respectively, which results in a decrease of $14,220 from discontinued operations, net of taxes for the three months ended March 31, 2018 to the same period of 2017. Due to suffering from losses for several years, On February 11, 2017, the Company executed an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) whereby the Company transferred all of its right, title and interest in Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Shandong”) to the Transferee for RMB 1.00. The government processing of the transaction was completed on April 12, 2017. Therefore, it resulted in the decrease of loss from discontinued operations, net of taxes.

Net Income

Net income for the three months ended March 31, 2018 increased by approximately 111% from approximately loss of $491,506 to profit of approximately $53,604. Such change was the result of the combination of the changes as discussed above.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying unaudited condensed consolidated balance sheets as of March 31, 2018, and the unaudited condensed consolidated statements of operations and comprehensive income, and cash flows for the three months ended March 31, 2018, and the related notes thereto, for further discussion of our accounting policies.

Revenue Recognition

On January 1, 2018 we adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (FASB ASC Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. We did not result in an adjustment to the retained earnings upon adoption of this new guidance as the Company’s revenue was recognized based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations.

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized at a point in time.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

The Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or volume incentive. The Company recognizes revenue when title and ownership of the goods are transferred upon shipment to the customer by the Company and collectability of payment is reasonably assured. The Company's revenues are recognized at a point in time after all performance obligations are satisfied.

The Company’s customers are mainly agricultural cooperative company and distributors who then resell the Company’s products to individual farmers. Because the crop growing cycle usually takes approximately 3 to 9 months in the agricultural industry for some of these Co-ops and distributors, will take approximately similar time frame of 3 to 9 months for farmers to harvest crops and to realize profits to repay the resellers. As a result, for the sales contracts with these customers, the collectability of payment is highly dependent on the successful harvest of corps and the customers’ ability to collect money from farmers. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid. Starting in March 2018, the Company began to use a supply chain financing model, which the Company’s customers engage with third party financing companies to advance the Company’s accounts receivable on its behalf without recourse to the Company. The Company’s customers are required to purchase an insurance product to cover the risk of bad weather or any other reason which they are not able to harvest crops and to realize profits of repaying the third party financing companies. This model allows the Company to collect its accounts receivables sooner than the 3 to 9 months crop growing period. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid from these financing companies.

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

Our business is capital intensive as we need to make advance payment to our suppliers to secure timely delivery and current market price of raw materials. Debt financing in the form of notes payable and loans from related parties have been utilized to finance our working capital requirements. As of March 31, 2018, our working capital was approximately $12.6 million and we had cash of approximately $62,000, with remaining current assets mainly composed of advance to suppliers and inventory.

Although management believes that we can realize our current assets in the normal course of business, our ability to repay our current obligations will depend on the future realization of our current assets and the future operating revenues generated from our products. Because the Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry, we expect our revenues from our innovated and highly effective products, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer, will continue to grow in its business. In addition, our marketing team is expanding to the Western areas of China and Hainan province and we expect our revenues will continue to grow in 2018. Meanwhile, our management expects to continue to gain market shares in our existing sales channel bases in the Northern and the Southern areas of China due to the good quality of our products and better reputation in the industry. In addition, starting in March 2018, we began to use a supply chain financing model, which our customers engage with third party financing companies to advance our accounts receivable on its behalf without recourse to us. Our customers are required to purchase an insurance product to cover the risk of bad weather or any other reason which they are not able to harvest crops and to realize profits of repaying the third party financing companies. This model allows us to collect our accounts receivables sooner than the 3 to 9 months crop growing period. Because of this newly added financing model in the industry, we are expecting to generate more operating cash flows in the near future to expand our business and to meet our working capital equipment and debt obligations as they become due. In the month of April 2018, we have shipped and sold our products for approximately $3.6 million and we are expected to collect theses balances in the month of May and June 2018 to continue on expanding our business and to meet any debt obligation as they become due. Our management believes these factors will enable us sufficiently to support our working capital needs for the next twelve months.

Our management has considered our historical experience, the economic environment, trends in the Agricultural industry, the realization of the advance to suppliers as of March 31, 2018. We expects to realize the balance of its current assets within the normal operating cycle of a twelve month period. If we are unable to realize its current assets within the normal operating cycle of a twelve month period, we may have to consider supplementing its available sources of funds through the following sources:

●	We will continuously seek additional equity financing to support our working capital;
●	other available sources of financing from PRC banks and other financial institutions; and
●	financial support and credit guarantee commitments from our major shareholder

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

The following table set forth summary of our cash flows for the periods indicated:

	For the three months ended March 31,
	2018	2017
Net cash used in operating activities	$(1,175,247)	$(1,023,564)
Net cash used in investing activities	(1,935)	-
Net cash provided by financing activities	99,267	1,172,165
Effect of exchange rate changes on cash	56,144	(21,969)
Net increase (decrease) in cash	(1,021,771)	126,632
Cash, beginning of year	1,083,539	13,469
Cash, end of year	$61,768	$140,101

Operating Activities

Net cash used operating activities was approximately $1.2 million for the three months ended March 31, 2018, compared to cash used in operating activities of approximately $1.0 million for the same period in 2017. Net cash used in operating activities for the three months ended March 31, 2018 was primarily attributable to 1) increase of approximately $10.6 million of inventory as we need to stock up our inventory for the anticipated sales and productions in 2018; 2) increase of approximately $0.5 million rent deposit and other receivable offset by; 3) decrease of approximately of $6.8 million advance to suppliers as we have received significant shipment during the three months ended March 31, 2018 for our anticipated sales and productions in 2018; 3) increase of approximately $1.6 million of accounts payable and approximately $0.3 million of other payables and accruals as we incurred more payables in our operations; 5) increase of approximately $0.5 million of taxes payable as we generated more income for income tax payable that we yet to pay; and 6) increase of approximately $0.2 million of accrual interest with our convertible notes.

Investing Activities

Net cash used in investing activities was approximately $2,000 in the three months ended March 31, 2018, which was mainly attributable to purchase of office equipment. Net cash used in investing activities was $0 for the three months ended March 31, 2017.

Financing Activities

Net cash provided by financing activities was $99,267 for the three months ended March 31, 2018 and net cash provided by financing activities was approximately $1.2 million for the three months ended March 31, 2017. The cash inflow for the three months ended March 31, 2018 was mainly resulted from $99,267 which we borrowed from our related parties for working capital purpose.

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

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB 8.28 to approximately US$1.00 = RMB 8.11. So far the trend of such appreciation continues. The exchange rate of U.S. Dollar against RMB on March 31, 2018 was US$1.00 = RMB 6.2771.

Commitments and Contingencies

See Note 19 to the Unaudited Condensed Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are not effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s Rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is due to (i) failure to engage sufficient resources in regards to our accounting and reporting obligations and (ii) failure to fully document our internal control policies and procedures.

(b) Changes in Internal Control over Financial Reporting

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (FASB ASC Topic 606). There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the current quarter ended March 31, 2018 to have materially affected the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants during the period from January 1, 2018 through May 14 2018, which were not registered under the Securities Act:

Stock Purchase	136,000 shares

Consultant Fees	1,045,500 shares

Conversion of Note	126,045 shares

Total	1,307,545 shares

There were no other sales of unregistered securities not already reported on the Company’s quarterly filings on Form 10-Q or on a Current Report on Form 8-K.

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

May 14, 2018	By:	/s/ Yvonne Wang
Yvonne Wang, Interim Chief Executive Officer and
Interim Chief Financial Officer

