Form 10-Q
period 2018-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2018-08-14
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 14, 2018, the Company had 16,637,017 shares of common stock, $0.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,081,590	$1,083,539
Accounts receivable	6,993,742	28,620
Prepaid expenses	3,118,208	2,474,272
Rent deposits and other receivables	456,287	44,423
Advance to suppliers	6,097,017	12,660,793
Due from related parties - non-trade	23,472	19,017
Inventory	1,705,748	2,745,991
Deferred cost of goods sold	5,108,997	16,726
Total current assets	28,585,061	19,073,381
OTHER ASSETS
Property, plant and equipment - net	63,810	90,500
Rent deposits-non-current	74,006	72,631
Deposit for Long-Term Investment	755,466	768,074
Total non-current assets	893,282	931,205
Total assets	$29,478,343	$20,004,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$880,333	$1,800,614
Advances from customers	597,123	543,581
Due to related parties-non-trade	527,785	320,199
Convertible notes payable, net of discount of $0 and $1,977 at June 30, 2018 and December 31, 2017, respectively.	258,655	273,200
Derivative liabilities	45,562	247,933
Notes payable	360,000	360,000
Salaries payable	487,113	291,401
Taxes payable	1,967,908	1,142,973
Interest payable	1,855,737	1,756,275
Other payables and accruals	2,846,309	2,108,873
Deferred revenue	6,993,742	28,620
Total current liabilities	16,820,267	8,873,669
Convertible note payable – non-current, net of discount of $243,522 and $384,799 at June 30, 2018 and December 31, 2017, respectively.	587,490	460,082
Total Liabilities	17,407,757	9,333,751

Stockholders’ equity
Preferred stock - $0.001 par value, Authorized 20,000,000 shares. Series A - Issued and outstanding 500,000 and 500,000 shares at June 30, 2018, 2018 and December 31, 2017, respectively; Series B - Issued and outstanding 811,148 and 811,148 shares at June 30, 2018 and December 31, 2017, respectively.	1,311	1,311
Common stock - $0.001 per value. Authorized 100,000,000 shares. Issued and outstanding 16,637,017 and 15,202,965 shares at June 30, 2018, and December 31, 2017, respectively.	16,578	15,203
Additional paid-in capital	26,717,774	24,455,291
Statutory Reserve	458,334	458,334
Accumulated deficit	(15,165,480)	(14,583,080)
Accumulated other comprehensive income	42,069	323,776
Total stockholders’ equity	12,070,586	10,670,835
Total liabilities and stockholders’ equity	$29,478,343	$20,004,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(As Restated)		(As Restated)
Revenue	$5,334,830	$-	$14,086,221	$-

Cost of goods sold	(3,873,502)	-	(10,180,066)	-

Gross Profit	1,461,328	-	3,906,155	-

Operating expenses
Selling expense	161,256	54,232	345,567	90,485
Research and development	39,230	36,433	78,543	72,724
General and administrative	1,514,298	625,275	3,079,028	1,033,437
Total operating expenses	1,714,784	715,940	3,503,138	1,196,646

Operating income (loss)	(253,456)	(715,940)	403,017	(1,196,646)

Other income/(expense), net
Change in fair value of derivative liabilities	72,433	(6,561)	202,371	(6,561)
Interest expense	(152,564)	(125,341)	(307,927)	(187,131)
Other income/(expense)	-	800	(905)	800
Exchange gain (loss)	56,285	(16,903)	18,253	(17,075)
Total other income/(expense), net	(23,846)	(148,005)	(88,208)	(209,967)

Income (loss) from continuing operations before income taxes	(277,302)	(863,945)	314,809	(1,406,613)

(Provision) benefit for income taxes
Current	(358,066)	(379,973)	(897,209)	(599,022)
Deferred	-	427,798	-	698,243
Total (provision) benefit for income taxes	(358,066)	47,825	(897,209)	99,221

Income (loss) from continuing operations	(635,368)	(816,120)	(582,400)	(1,307,392)

Income from discontinued operations, net of taxes	-	4,511,384	-	4,512,182

Net income (loss)	(635,368)	3,695,264	(582,400)	3,204,790

Other comprehensive income (loss)
Foreign currency translation adjustment	(781,013)	78,689	(281,707)	43,418
Total comprehensive income (loss)	$(1,416,381)	$3,773,953	$(864,107)	$3,248,208

Earnings per share – Basic:
Loss from continuing operations	(0.04)	(0.08)	(0.04)	(0.14)
Discontinued operations	-	0.46	-	0.48
Net Income (loss)	$(0.04)	$0.38	$(0.04)	$0.34

Earnings per share – Diluted:
Loss from continuing operations	(0.04)	(0.07)	(0.04)	(0.10)
Discontinued operations	-	0.41	-	0.39
Net Income (loss)	(0.04)	0.34	(0.04)	0.29

Weighted average number of common shares outstanding - basic	16,479,316	9,823,223	16,201,020	9,450,561
Weighted average number of common shares outstanding - diluted	16,497,316	10,972,147	16,201,020	11,437,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
		(As Restated)
Cash flows from continuing operating activities:
Net income (loss)	$(582,400)	$3,204,790
Income from discontinued operations, net of taxes	-	(4,512,182)
Net income (loss) from continuing operations	(582,400)	(1,307,392)
Adjustments to reconcile net income to net cash used in continuing operating activities:
Depreciation	20,451	17,787
Accrued interest	307,927	186,649
Stock compensation expense	1,276,269	310,506
Employee benefits	-	102,743
(Gain) loss on derivative liabilities	(202,371)	6,561
Deferred income tax	-	(698,243)
Changes in continuing operating assets and liabilities:
Accounts receivable	(7,241,877)	(8,164,649)
Prepaid expenses	36,793	(48,374)
Rent deposit and other receivables	(431,569)	(117,586)
Advance to suppliers	6,608,056	660,523
Due from related party – non-trade	(4,957)	-
Due from related party – trade	-	206,253
Inventory	1,034,641	-
Deferred cost of goods sold	(5,294,537)	(6,034,924)
Accounts payable	(926,055)	3,556,354
Salary payable	203,670	70,383
Taxes payable	877,180	187,896
Advances from customers	64,943	(13,018)
Other payables and accruals	770,480	(83,312)
Deferred revenue	7,241,877	8,827,897
Net cash provided by (used in) continuing operating activities	3,758,521	(2,333,946)
Net cash used in discontinued operations	-	-
Net cash provided by (used in) operating activities	3,758,521	(2,333,946)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,488)	(2,333)
Payment of deposit for long-term investment	-	(145,449)
Net cash used in investing activities	(3,488)	(147,782)

Cash flows from financing activities:
Borrowings from related parties, net	209,111	17,000
Proceeds from sale of common stock	235,600	1,481,508
Proceeds from convertible notes	-	955,955
Net cash provided by financing activities	444,711	2,454,463

Effect of exchange rate change	(201,693)	85,350

Cash and cash equivalents:
Net increase	3,998,051	58,085
Balance at beginning of period	1,083,539	13,469
Balance at end of period	$5,081,590	$71,554

Non-cash financing activities:
Issuance of common stock for consulting services	$1,942,050	$41,396
Issuance of common stock for financing related services	$-	$138,501
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$444,331

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

The Company operates through a series of subsidiaries in the Peoples Republic of China as detailed in the following Organizational Chart. The Company had previously operated its business through its subsidiaries Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) and Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”). Kiwa Tianjin was dissolved on July, 11, 2012. On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest in Kiwa Shandong to the Transferee for RMB1.00. On April 12, 2017, the government processing of transfer has been completed. Currently, the Company mainly operates its business through its subsidiaries Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (“Kiwa Beijing”), Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”), which was incorporated in China in November 2016, Kiwa Bio-Tech Products (Hebei) Co., Ltd. (“Kiwa Hebei”), which was incorporated in China in December 2016, and Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. Xian Branch Company, (“Kiwa Xian”), which was incorporated in China in December 2017. Kiwa Beijing was acquired from a group of unrelated third parties in January 2016 together with its holding company HK Baina Group Holding Company for approximately $34,000 (RMB 220,000) and renamed to Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. from Oriental Baina Co., Ltd. in February 2016. HK Baina Group Holding Company and Oriental Baina Co., Ltd. have no operations prior to the acquisition and the purchase price was initially recorded as goodwill and fully impaired at the year-end of 2016. In July 2017, the Company established Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd. (“Kiwa Asia”) to be the direct holding company of Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian and Kiwa Hebei. The Company established Inner Mongolia Jing Nong Investment & Management, Ltd. (“Kiwa Jing Nong”) in August 2017. The Company established Kiwa Bio-Tech (Shanxi) Engineering Co., Ltd. (“Kiwa Shanxi”) in February 2018. The Company established Kiwa Bio-Tech (Yangling) Co., Ltd. (“Kiwa Yangling”) and Kiwa Yangling Ecological Agriculture and Environment Research Center Co., Ltd. (“Kiwa R&D Center”) in March 2018.

Kiwa Bio-Tech Products Group Corporation (U.S.A.)
100%
Kiwa Bio-Tech Products Group Ltd., (BVI)
100%
Kiwa Bio-Tech Asia Holdings, Ltd., (HK)
100%
100%
Kiwa Bio-Tech Asia Holdings (Shenzhen) Ltd. (Registered in Shenzhen on July 2017)
Kiwa Bio-Tech (Yangling) Co., Ltd. (Registered in Shanxi on March 2018)
100%
100%
100%
Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (Beijing)
Kiwa Bio-Tech (Shenzhen) Co., Ltd (Registered in Shenzhen on November 2016)
Kangdu Bio-Tech Hebei., Ltd. (Registered in Hebei on December 2016)
100%
Kiwa Bio-Tech (Shenzhen) Co., Ltd, Xian Branch Company (Registered in Xian on December, 2017)
Kiwa Bio-Tech (Shanxi) Engineering Co., Ltd. (Regstered in Shanxi on February 2018)
100%
Kiwa Yangling Ecological Agriculture and Environment Research Center Co., Ltd. (Registered in Shanxi on March 2018)
100%

Business

The Company develops, manufactures, distributes and markets innovative, cost-effective and environmentally safe bio-technological products for agricultural use. Our products are designed to enhance the quality of human life by increasing the value, quality and productivity of crops and decreasing the negative environmental impact of chemicals and other wastes.

2. Restatements of June 30, 2017 consolidated financial statements

1)	Consolidated statements of operations and comprehensive income (loss) for the three months ended June 30, 2017:

The unaudited consolidated condensed statements of operations and comprehensive income (loss) for three months ended June 30, 2017 contain restatements related to the following:

a)

Revenue of $5,682,108 and cost of goods sold of $3,970,915 were being deferred as the Company considers the revenue recognition criteria are not met as of June 30, 2017 and therefore defers the revenue and cost of goods sold until payments were collected;

b)

Recognition of the relative fair value of beneficial conversion feature (“BCF”) $45,094 into additional paid in capital and debt discount and amortize value over the term of the convertible notes issued on January 17, 2017 with amortization of debt discount of $11,243 for the three months ended June 30, 2017;

Recognition of derivative liability from conversion feature of convertible note of $569,784 into debt discount and amortize value over the term of the convertible notes issued on May 9, 2017 with amortization of debt discount of $41,177 for the three months ended June 30, 2017;

c)

Issuance of common stock for financing related services of $38,744 were reversed from G&A expenses and net against additional paid-in-capital as they were directly incremental to the financing transaction;

d)	Tax effect of $427,798 and foreign currency translation effect of $11,221 as a result of the above restatements;

e)

Recognition of exchange loss of $1,979 resulted from disposal gain of discontinued operations of $4,511,384. The Company executed an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) on February 11, 2017 whereby the Company transferred all of its right, title and interest in Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Shandong”) to the Transferee for the RMB 1.00. The government approval and processing of the transaction was completed on April 12, 2017. This transaction was considered as completed and effective on April 12, 2017;

f)

Recognition of the derivative liability and change in fair value of derivative liability of $ 6,561 for fair value of the conversion option of convertible notes issued on May 9, 2017 for the three months ended June 30, 2017;

g)	Recognition of California state income tax refund of $800 for the three months ended June 30, 2017;

h)	Recognition of exchange gain of $16,903 for the convertible notes which was issued by using foreign currency (RMB) and recorded by using U.S. dollar quarterly.

The impact of these restatements on the three months ended June 30, 2017 unaudited condensed consolidated statements of operations and comprehensive income (loss) is reflected in the following:

Statement of operations and comprehensive income (loss) amounts for the three months ended June 30, 2017:

	As previously reported	Restatement	As restated

Revenue	$5,682,108	$(5,682,108)	$-

Cost of goods sold	3,970,915	(3,970,915)	-

Gross profit	1,711,193	(1,711,193)	-

Operating expenses:
Research and development	36,433	-	36,433
Selling expenses	54,232	-	54,232
General and administrative	664,019	(38,744)	625,275
Total operating expenses	754,684	(38,744)	715,940

Operating Income (loss)	956,509	(1,672,449)	(715,940)

Other income/(expense), net
Change in fair value of derivative liabilities	-	(6,561)	(6,561)
Interest expense	(72,921)	(52,420)	(125,341)
Other income/(expense)	-	800	800
Exchange loss	-	(16,903)	(16,903)
Total other income/(expense), net	(72,921)	(75,084)	(148,005)

Income (loss) from continuing operations before income taxes	883,588	(1,747,533)	(863,945)

(Provision) benefit for income taxes
Current	(379,973)	-	(379,973)
Deferred	-	427,798	427,798
Total (provision) benefit for income taxes	(379,973)	427,798	47,825

Income (loss) from continuing operations	503,615	(1,319,735)	(816,120)

Income from discontinued operations, net of taxes	4,513,363	(1,979)	4,511,384

Net income (loss)	5,016,978	(1,321,714)	3,695,264

Other comprehensive income (loss)
Foreign currency translation adjustment	89,910	(11,221)	78,689
Total comprehensive income (loss)	$5,106,888	$(1,332,935)	$3,773,953

Earnings (loss) per share - Basic:
Income (loss) from continuing operations	$0.05	$(0.13)	$(0.08)
Discontinued operations	0.46	-	0.46
Net income (loss)	$0.51	$(0.13)	$0.38

Earnings per share - Diluted:
Income (loss) from continuing operations	$0.05	$(0.12)	$(0.07)
Discontinued operations	0.40	0.01	0.41
Net income (loss)	$0.45	$(0.11)	$0.34

Weighted average number of common shares outstanding - basic	9,865,031	(41,808)	9,823,223
Weighted average number of common shares outstanding - diluted	11,360,700	(388,553)	10,972,147

2)	Consolidated statements of operations and comprehensive income (loss) and statements of cash flows for the six months ended June 30, 2017:

The unaudited consolidated condensed statements of operations and comprehensive income (loss) and statements of cash flow for six months ended June 30, 2017 contain restatements related to the following:

a)

Revenue of $8,827,897 and cost of goods sold of $6,034,924 were being deferred as the Company considers the revenue recognition criteria are not met as of June 30, 2017 and therefore defers the revenue and cost of goods sold until payments were collected;

b)

Recognition of the relative fair value of beneficial conversion feature (“BCF”) $45,094 into additional paid in capital and debt discount and amortize value over the term of the convertible notes issued on January 17, 2017 with amortization of debt discount of $21,710 for the six months ended June 30, 2017;

Recognition of derivative liability from conversion feature of convertible note of $569,784 into debt discount and amortize value over the term of the convertible notes issued on May 9, 2017 with amortization of debt discount of $41,177 for the six months ended June 30, 2017;

c)

Issuance of common stock for financing related services of $61,959 were reversed from G&A expenses and net against additional paid-in-capital as they were directly incremental to the financing transaction;

d)	Tax effect of $698,243 and foreign currency translation effect of $14,149 as a result of the above restatements;

e)

Recognition of exchange loss of $1,979 resulted from disposal of discontinued operations gain of $4,512,182 with the respective reclassification of $254,098 of accounts payable, $539,014 of salary payable, $508,107 of taxes payable, $102,651 of other payable, $1,061,367 of due to related party-trade, $1,672,666 of loan payable, $258,213 of construction cost payable changes for the six months ended June 30, 2017 in the statement of cash flow. The Company executed an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) on February 11, 2017 whereby the Company transferred all of its right, title and interest in Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Shandong”) to the Transferee for the RMB 1.00. The government approval and processing of the transaction was completed on April 12, 2017. This transaction was considered as completed and effective on April 12, 2017;

f)

Recognition of the derivative liability and change in fair value of derivative liability of $ 6,561 for fair value of the conversion option of convertible notes issued on May 9, 2017 for the six months ended June 30, 2017;

g)	Recognition of California state income tax refund of $800 for the six months ended June 30, 2017;

h)	Recognition of exchange gain of $17,075 for the convertible notes which was issued by using foreign currency (RMB) and recorded by using U.S. dollar quarterly.

i)

Reclassification of $206,254 of change in other receivables to change in due from related party in the consolidated statement of cash flow as the Company previously presented the balance of $1,329,166 and $1,522,434 due from Kangtan Gerui (Beijing) Bio-Tech Co, Ltd (“Gerui”), which Ms. Feng Li, a member of the Company’s board of directors and shareholder of the Company (Ms. Li held approximately 12.93% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock), is also a 23% shareholder of Gerui, as other receivables - third party as of June 30, 2017 and December 31, 2016, respectively;

j)	Reclassification of prepaid expenses to advance to suppliers of $75,000 as of June 30, 2017.

The impact of these restatements on the six months ended June 30, 2017 unaudited consolidated condensed statements of operations and comprehensive income (loss) and statements of cash flows is reflected in the following:

Statement of operations and comprehensive income (loss) amounts for the six months ended June 30, 2017:

	As previously reported	Restatement	As restated

Revenue	$8,827,897	$(8,827,897)	$-

Cost of goods sold	6,034,924	(6,034,924)	-

Gross profit	2,792,973	(2,792,973)	-

Operating expenses:
Research and development	72,724	-	72,724
Selling expenses	90,485	-	90,485
General and administrative	1,095,396	(61,959)	1,033,437
Total operating expenses	1,258,605	(61,959)	1,196,646

Operating Income (loss)	1,534,368	(2,731,014)	(1,196,646)

Other income/(expense), net
Change in fair value of derivative liabilities	-	(6,561)	(6,561)
Interest expense	(124,244)	(62,887)	(187,131)
Other income/(expense)	-	800	800
Exchange loss	-	(17,075)	(17,075)
Total other income/(expense), net	(124,244)	(85,723)	(209,967)

Income (loss) from continuing operations before income taxes	1,410,124	(2,816,737)	(1,406,613)

(Provision) benefit for income taxes
Current	(599,022)	-	(599,022)
Deferred	-	698,243	698,243
Total (provision) benefit for income taxes	(599,022)	698,243	99,221

Income (loss) from continuing operations	811,102	(2,118,494)	(1,307,392)

Income from discontinued operations, net of taxes	4,514,161	(1,979)	4,512,182

Net income (loss)	5,325,263	(2,120,473)	3,204,790

Other comprehensive income (loss)
Foreign currency translation adjustment	57,567	(14,149)	43,418
Total comprehensive income (loss)	$5,382,830	$(2,134,622)	$3,248,208

Earnings (loss) per share - Basic:
Income (loss) from continuing operations	$0.09	$(0.23)	$(0.14)
Discontinued operations	0.47	0.01	0.48
Net income (loss)	$0.56	$(0.22)	$0.34

Earnings per share - Diluted:
Income (loss) from continuing operations	$0.08	$(0.18)	$(0.10)
Discontinued operations	0.41	(0.02)	0.39
Net income (loss)	$0.49	$(0.20)	$0.29

Weighted average number of common shares outstanding - basic	9,564,506	(113,945)	9,450,561
Weighted average number of common shares outstanding - diluted	11,033,303	404,514	11,437,817

Statement of cash flows amounts for the six months ended June 30, 2017:

	As previously reported	Restatement/ Reclassification	As restated
Cash flows from continuing operating activities:
Net income (loss)	$5,325,262	$(2,120,472)	$3,204,790
Loss from discontinued operations, net of taxes	-	(4,512,182)	(4,512,182)
Net income (loss) from continuing operations	5,325,262	(6,632,654)	(1,307,392)
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Depreciation	17,787	-	17,787
Accrued interest	124,301	62,348	186,649
Employee benefits	102,743	-	102,743
Stock compensation expense	372,465	(61,959)	310,506
Loss on derivative liabilities	-	6,561	6,561
Deferred income tax	-	(698,243)	(698,243)
Changes in continuing operating assets and liabilities:
Accounts receivable	(8,164,649)	-	(8,164,649)
Prepaid expenses	26,626	(75,000)	(48,374)
Rent deposit and other receivables	88,668	(206,254)	(117,586)
Advance to suppliers	585,523	75,000	660,523
Due from related parties-trade	-	206,253	206,253
Deferred cost of goods sold	-	(6,034,924)	(6,034,924)
Accounts payable	3,302,256	254,098	3,556,354
Salary payable	(468,631)	539,014	70,383
Taxes payable	(320,211)	508,107	187,896
Advances from customers	(13,018)	-	(13,018)
Other payables and accruals	(185,963)	102,651	(83,312)
Due to related party-trade	(1,061,367)	1,061,367	-
Loan payable	(1,672,666)	1,672,666	-
Construction cost payable	(258,213)	258,213	-
Deferred revenue	-	8,827,897	8,827,897
Net cash used in continuing operating activities	(2,199,087)	(134,859)	(2,333,946)
Net cash used in discontinued operations	-	-	-
Net cash used in operating activities	(2,199,087)	(134,859)	(2,333,946)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,333)	-	(2,333)
Investment in subsidiary	(145,449)	-	(145,449)
Net cash used in investing activities	(147,782)	-	(147,782)

Cash flows from financing activities:
Working capital borrowed from related parties, net of payments to related parties	17,000	-	17,000
Proceeds from sale of common stock	1,481,508	-	1,481,508
Proceeds from convertible note	955,955	-	955,955
Net cash provided by financing activities	2,454,463	-	2,454,463

Effect of exchange rate change	(49,509)	134,859	85,350

Cash and cash equivalents:
Net increase	58,085	-	58,085
Balance at beginning of period	13,469	-	13,469
Balance at end of period	$71,554	$-	$71,554

Non-cash financing activities:
Issuance of common stock for consulting service	$179,897	$(138,501)	$41,396
Issuance of common stock for financing related service	$-	$138,501	$138,501

Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$411,846	$32,485	$444,331

3. Summaries of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the annual report for the fiscal year ended December 31, 2017 on Form 10-K filed with the SEC on June 30, 2018.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value with U.S. GAAP and expands disclosures about fair value measurements.

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

The Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or volume incentive. The Company recognizes revenue when title and ownership of the goods are transferred upon shipment to the customer by the Company to consider control of goods are transferred to its customer and collectability of payment is reasonably assured. The Company’s revenues are recognized at a point in time after all performance obligations are satisfied.

The Company’s customers are mainly agricultural cooperative company and distributors who then resell the Company’s products to individual farmers. Because the crop growing cycle usually takes approximately 3 to 9 months in the agricultural industry, for some co-ops and distributors, it will take approximately similar time frame of 3 to 9 months for farmers to harvest crops and to realize profits to repay them. As a result, for the sales contracts with these customers, the collectability of payment is highly dependent on the successful harvest of corps and the customers’ ability to collect money from farmers. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid. Collectability is a necessary condition for the contract to be accounted for to meet the criteria of the first step “identifying the contract with the customer” under the new revenue guidance in ASC 606. As a result, these sales contracts are not considered a contract under ASC 606, thus the shipments under these contracts are not recognized as revenue until all criteria for “identifying the contract with the customer” and revenue recognition are met using the five-step model.

Deferred Revenue and Deferred Cost of Goods Sold

Deferred revenue and deferred cost of goods sold result from transactions where the Company has shipped product for which all revenue recognition criteria under the five-step model have not yet been met. Though these contracts are not considered a contract under ASC 606, they are legally enforceable, and the Company has an unconditional and immediate right to payment after the Company has shipped products, therefore, the Company recognizes a receivable and a corresponding deferred revenue upon shipment. Deferred cost of goods sold includes direct inventory costs. Once all revenue recognition criteria under the five-step model have been met, the deferred revenues and associated cost of goods sold are recognized.

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

FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. United States federal, state and local income tax returns prior to 2015 are not subject to examination by any applicable tax authorities. PRC tax returns filed for 2015, 2016 and 2017 are subject to examination by any applicable tax authorities.

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

Other comprehensive income for the three and six months ended June 30, 2018 and 2017 represented foreign currency translation adjustments and were included in the unaudited condensed consolidated statements of operations and comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

	As of June 30, 2018	As of December 31, 2017
Balance sheet items, except for equity accounts	6.61843	6.5098

	Three months ended June 30,
	2018	2017
Items in the statements of comprehensive income	6.3726	6.8619

	Six months ended June 30,
	2018	2017
Items in the statements of comprehensive income	6.3659	6.8753

The exchange rates used to translate amounts in HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of June 30, 2018	As of December 31, 2017
Balance sheet items, except for equity accounts	7.8465	7.8149

	Three months ended June 30,
	2018	2017
Items in the statements of comprehensive income	7.8476	7.7855

	Six months ended June 30,
	2018	2017
Items in the statements of comprehensive income	7.8372	7.7728

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The Company has not yet evaluated the impact of the adoption of ASU 2016-02 on the Company’s unaudited condensed consolidated financial statement presentation or disclosures.

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

4. Accounts Receivable, net

As of June 30, 2018 and December 31, 2017, we had $6,993,742 and $28,620, respectively, of accounts receivable from the Company’s customers. The Company’s current payment terms on these customers are ranging typically from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. These customers are either agricultural cooperative company or distributors who then resell the Company’s products to individual farmers.

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

Accounts receivable consisted of the following:

	June 30, 2018	December 31, 2017
Accounts receivable	$6,993,742	$83,860
Less: Allowance for doubtful accounts	-	(55,240)
Accounts receivable, net	$6,993,742	$28,620

5. Prepaid Expense

Prepaid expenses consisted of the following:

	Notes	June 30, 2018	December 31, 2017
Prepaid office rent		$20,244	$41,487
Prepaid license Fee (for fertilizer)		-	26,115
Prepaid government filing expense		12,000	5,000
Prepaid consulting expenses	(1)	3,065,863	2,392,273
Others		20,121	9,397
Total		$3,118,208	$2,474,272

(1) Prepaid consulting expense for issuance of common stock for prepaid services. Pursuant to the indemnification terms of the services agreements, the Company has the rights to demand the full services being accomplished as scheduled during the service period and to enforce the consultants to pay pro-rata penalties if the consultants do not fulfill the contract services within the services periods. As of June 30, 2018, the Company evaluated the performance of the consultants and concluded all the contracts were on schedule of delivery. The company amortized the consulting fee over the service periods per agreements based on the progress of services delivered. For the three months ended June 30, 2018 and 2017, the amortization of consulting expense was $679,925 and $152,652, respectively. For the six months ended June 30, 2018 and 2017, the amortization of consulting expense was $1,268,460 and $309,702, respectively.

6. Advance to suppliers

Advance to suppliers are mainly funds deposited for future raw material purchases. As a common practice in China’s agriculture industry, many of these vendors require a certain amount to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis as well as securing the current agreed upon purchase price. Since the Company anticipates the price of raw materials is on the rise in 2018, it entered large amount of purchase agreements with its major raw materials supplier and made prepayments in advance of securing a lower purchase price and timely delivery. As of June 30, 2018 and December 31, 2017, such advance to suppliers was $6,097,017 and $12,660,793, respectively.

7. Inventory

Inventory consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$1,411,271	$2,745,991
Finished goods	261,381	-
Packing materials	33,096	-
Total	$1,705,748	$2,745,991

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	June 30, 2018	December 31, 2017
Property, Plant and Equipment
Office equipment	$17,581	$15,899
Furniture	24,444	23,331
Leasehold improvement	90,105	91,609
Construction in progress	26,290	26,729
Others	665	1,106
Property, plant and equipment - total	$159,085	$158,674
Less: accumulated depreciation	(95,275)	(68,174)
Property, plant and equipment - net	$63,810	$90,500

Depreciation expense was $4,817 and $8,318 for the three months ended June 30, 2018 and 2017, and $20,451 and $17,787 for the six months ended June 30, 2018 and 2017, respectively.

9. Deposit for Long-Term Investment

On June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.3 million). As of June 30, 2018, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.8 million). Due to certain administrative approval process from the Chinese government, the closing of the equity purchase agreement has been delayed. RMB 6,500,000 (approximately $1.0 million) will be paid upon completion of the land use rights ownership transfer and RMB 3,500,000 (approximately $0.5 million) will be paid upon completion of the business licenses transfer. The Company estimated the completion of the transfer will be sometime in March 2019.

10. Salaries payable

	June 30, 2018	December 31, 2017
Ms. Yvonne Wang (“Ms. Wang”)	$217,000	$175,000
Other Employees	270,113	116,401
Total	$487,113	$291,401

No salary was paid to Ms. Wang since December 2015. The Company expects to be in negotiations with Ms. Wang to settle these obligations.

11. Related Party Transactions

Due from related parties – non-trade

Amounts due from related parties consisted of the following as of June 30, 2018 and December 31, 2017:

Item	Nature	Notes	June 30, 2018	December 31, 2017

Mr. Wei Li	Non-trade	(1)		19,017
Xiaoqiang Yu	Non-trade	(2)	23,472
Total			$23,472	$19,017

(1) Mr. Wei Li

During the year ended December 31, 2017, Mr. Wei Li, the former chairman and CEO, founder and major shareholder of the Company, obtained a cash advance from the Company for operational purpose . The balance was repaid in March 2018.

(2) Xiaoqiang Yu

During the three months ended June 30, 2018, Mr. Xiaoqiang Yu, the general manager of the operations division of the Company, obtained a cash advance from the Company for operational purpose.

Due to related parties– non-trade

Amounts due to related parties consisted of the following as of June 30, 2018 and December 31, 2017:

Item	Nature	Notes	June 30, 2018	December 31, 2017

Ms. Wang	Non-trade	(1)	490,012	320,199
Ms. Feng Li (“Ms. Li”)	Non-trade	(2)	37,773	-
Total amount due to related parties			$527,785	$320,199

(1) Ms. Wang

Effective November 20, 2015, the Company appointed Ms. Wang as the Chairman of the Board and effective August 11, 2016, the Company’s Board of Directors has assigned Ms. Wang the additional titles of Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer. On April 15, 2018, Ms. Wang turned over the Acting Chief Financial Officer to her successor.

During the six months ended June 30, 2018 and 2017, Ms. Wang paid various expenses on behalf of the Company. As of June 30, 2018 and December 31, 2017, the amount due to Ms. Wang was $490,012 and $320,199, respectively.

(2) Ms. Feng Li

Ms. Feng Li is a member of the Company’s board of directors and shareholder of the Company. Ms. Li held approximately 20% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock. Ms. Feng Li paid various expenses on behalf of the Company. As of June 30, 2018 and December 31, 2017, the amount due to Ms. Feng Li was $37,773 and $0, respectively.

12. Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2018	December 31, 2017
6% secured convertible notes – FirsTrust Group Inc. (1)	$107,562	$121,562
15% convertible notes- Mr. Geng Liu (1)	151,093	153,615
15% convertible notes- Mr. Junwei Zheng (2)	831,012	844,881
Less: notes discount	(243,522)	(386,776)
Convertible notes payable - total	846,145	733,282
Non-current	(587,490)	(460,082)
Current	$258,655	$273,200

(1) Convertible Notes Payable - Current

Convertible notes payable - current consists of $107,562 of 6% secured convertible notes issued to FirsTrust Group Inc. on June 29, 2006 and $151,093 (face amount $151,093 net of discount of $0) of 15% convertible note issued to Mr. Geng Liu on January 17, 2017.

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

On April 27, 2018, the Company issued total 126,045 common shares at $0.62 per share price to FirsTrust Group, Inc. for the conversion of convertible note. According to the convertible note agreement, the conversion price is based on a 40% discount to the average of the lowest three days trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period per the convertible notes agreement. As the carrying value of the notes and the intrinsic value of that conversion feature equaled to the fair value of the 126,045 common shares at $1.3 per share, no gain or loss were recognized upon this conversion.

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

The Company also incurs a financial liquidated damages in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches any affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in Purchase Agreement, the Company has accrued the amounts of $35,246 and $40,814 for liquidated damages for the six months ended June 30, 2018 and 2017, respectively. The Company also accrued $8,588 and $11,176 for interest at the rate of 15% per annum for the six months ended June 30, 2018 and 2017, respectively. The total 15% interest accrued was $169,046 and $182,858 at June 30, 2018 and at December 31, 2017, respectively. The total accrued liquidated damages were $515,503 and $522,257 at June 30, 2018 and at December 31, 2017, respectively.

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

15% convertible notes- Mr. Geng Liu

On January 17, 2017, the Company entered a Convertible Note Agreement with Mr. Geng Liu with principal of RMB 3 million. The note bears interest at 15% per annum and will mature on January 16, 2018. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal to the Company’s common shares with a conversion price of $0.90 per share. Subsequently, the Company reached an agreement with Mr. Geng Liu that the maturity date will be extended to December 31, 2018.

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

For the six months ended June 30, 2018 and 2017, the Company recorded interest expense of $13,661 and $30,190 on the note, including the amortization of the debt discount resulting from the value of beneficial conversion feature, and the carrying value of the note as at June 30, 2018 was $151,093.

(2) Convertible Notes Payable - Non-current and derivative liabilities

Convertible notes payable – non-current consists $831,012 of 15% convertible note issued to Mr. Junwei Zheng on May 9, 2017.

15% convertible notes- Mr. Junwei Zheng

On May 9, 2017, the Company entered a Convertible Note Agreement with Mr. Junwei Zheng with principal of RMB 30 million. The note bears interest at 15% per annum and will mature on May 8, 2019. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal and accrued interest to the Company’s common shares with a conversion price of $3.5 per share. As of June 30, 2018, the Company has received partial principal totaled RMB 5.5 million ($831,012 equivalent USD at June 30, 2018) out of the RMB 30 million Convertible Note Agreement.

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

The fair value of embedded conversion feature was calculated using the BlackScholesMerton model based on the following variables at inception on May 9, 2017:

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

The fair value of embedded conversion feature were calculated using the BlackScholesMerton model based on the following variables on December 31, 2017:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 151.9% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 1.80%, for the conversion options

●	Expected lives of 1.33 years

●	Market price at issuance date of $2.0

The fair value of embedded conversion feature was calculated using the BlackScholesMerton model based on the following variables on June 30, 2018:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 127.80% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 2.26%, for the conversion options

●	Expected lives of 0.83 years

●	Market price at remeasurement date of $1.14

On May 9, 2017, the Company recorded $569,784 as derivative liability for fair value of the conversion option. The initial carrying value of the Notes was $227,051. On December 31, 2017, the fair value of derivative liabilities was recalculated at $247,933. On June 30, 2018, the fair value of derivative liabilities was recalculated at $45,562. For the three and six months ended June 30, 2018, the Company recognized a gain of $72,433 and $202,371, respectively, in change in fair value of derivative liabilities.

For the three and six months ended June 30, 2018, the Company recorded interest expense of $103,304 and $205,540 on the note, including the amortization of the debt discount resulting from the value of the embedded conversion feature, and the carrying value of the note as of June 30, 2018 was $587,490.

13. Note Payable

On May 29, 2007, the Company issued a $360,000 promissory note (the “Promissory Note”) to an unrelated individual (the “Original Note holder”). This note bears interest at 18% per annum and was due on July 27, 2007. This note is currently in default and bears interest of 25% per annum (the “Default rate”) until paid in full. This note is secured by a pledge of shares of the Company’s common stock owned by Investlink (China) Limited (the “Pledged Shares”). The Company accrued $45,000 and $45,000 interest expense on note payable for the six months ended June 30, 2018 and 2017, respectively.

As of December 31, 2016, the Original Note holder informed the Company that all right, title and interests in the Promissory Note has been assigned and transferred to FirsTrust. As of June 30, 2018, all of $360,000 of Promissory Note to FirsTrust is still outstanding, and total accrued interest of the Promissory Note is $994,300. The Company has begun preliminary discussion with FirsTrust with regards to a potential settlement of the Note, but no agreement has been reached yet.

14. Other Payables and accruals

Other payable consisted of the following:

	Notes	June 30, 2018	December 31, 2017
Stock subscription proceeds received in advance	(1)	$1,736,869	$1,718,642
Accrued expenses		228,925	36,240
R&D expense payable		387,156	309,555
Others		493,359	44,436
		$2,846,309	$2,108,873

(1). The Company received RMB 3.2 million (approximately $510,000) as at June 30, 2018) in 2016 from two unrelated potential investors, and additionally received RMB 8 million (approximately $1,273,000 as at June 30, 2018) in 2017 from one unrelated potential investors pending for stock issuances. The Company is in the process of negotiating the issuance price per shares of these stock subscriptions with the investors.

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

These shares of Series B Preferred Stock have a liquidation preference which is same with the Company’s Series A Preferred Stock, and is entitled to vote on an as-converted basis as the holder of common stock, and is convertible into the Company’s common stock on a one-for-one basis at any time at the option of the holder. The holders of preferred stock are entitled to receive noncumulative dividends, when and if declared by the board of directors. Dividends are not mandatory and shall not accrue. The Company shall have the right to redeem the Series B Preferred Stock, plus any accrued and unpaid dividends at a cash redemption price equal to the aggregate issuance price of $1.3 per share.

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

Common stock

During the six months ended June 30, 2018, the Company issued 187,700 common shares to four individuals residing in China for net proceeds of $235,600. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended

During the six months ended June 30, 2018, the Company entered into nine consulting agreements and issued 1,053,800 shares of common stock to consultants for IR, Training system, and business development services based on market price of the shares at the transaction dates. The valuation of the shares utilized an average issuance price of $1.84 per share.

During the six months ended June 30, 2018, the Company issued 6,507 common shares to one officer for salary payment based on the average stock price of his service period which valued at $7,809.

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

As disclosed in Note 12(1), on April 27, 2018, the Company issued total 126,045 common shares at $0.62 per share price to FirsTrust Group, Inc. for the conversion of convertible note. According to the convertible note agreement, the conversion price is based on a 40% discount to the average of the lowest three days trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period per the convertible notes agreement.

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

16. Stock-based Compensation

On March 15, 2017, the Board of Directors approved a new stock option plan with ten years’ term. As of June 30, 2018, the Company has not granted any incentive compensation under this plan.

17. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities recorded at fair value on recurring basis that were accounted for at fair value as of:

June 30, 2018

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$45,562	$45,562
Total	—	—	$45,562	$45,562

December 31, 2017

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$247,933	$247,933
Total	—	—	$247,933	$247,933

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2018 and for the year ended December 31, 2017:

	Six months ended June 30, 2018	Year ended December 31, 2017

Beginning balance	$247,933	$-
Fair value of derivative liabilities at inception	-	569,784
Change in fair value of derivative liabilities	(202,371)	(321,851)
Ending balance	$45,562	$247,933

18. Income Tax

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three and six months ended June 30, 2018 and 2017 as it has no taxable income in the U.S.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. Accordingly, we have remeasured our deferred tax assets on net operating loss carryforwards in the U.S at the lower enacted cooperated tax rate of 21%. However, this re-measurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

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

In accordance with the current tax laws in China, Kiwa Shandong, Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian, and Kiwa Hebei, Kiwa Shanxi and Kiwa Yangling is subject to a corporate income tax rate of 25% on its taxable income. Kiwa Shandong has not provided for any corporate income taxes since it had no taxable income for the three and six months ended June 30, 2017. Kiwa Xian, Kiwa Hebei, Kiwa Shenzhen, and Kiwa Shanxi has not provided for any corporate income taxes since it had no taxable income for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2018, Kiwa Beijing recorded no income tax provision and RMB 3,429,747 or approximately $539,000 income tax provision; Kiwa Yangling recorded RMB 2,281,825 or approximately $358,000 income tax provision, and RMB 2,281,825 or approximately $358,000 income tax provision.

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

A reconciliation of the provision for income taxes from continuing operation determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Pre-tax income (loss) from continuing operation	$(277,302)	$(863,945)	$314,809	$(1,406,613)

U.S. federal corporate income tax rate	21%	34%	21%	34%
Income tax expense (benefit) computed at U.S. federal corporation income tax rate	(58,233)	(292,942)	66,110	(478,248)
Reconciling items:
Rate differential for PRC earnings	24,563	29,325	80,270	48,623
Change of valuation allowance	385,686	207,758	740,369	310,395
Effect of tax exempted income in BVI	6,050	8,034	10,460	20,009
Deferred tax used to offset tax liability	-	-	-	-
Effective tax expenses (benefits)	$385,066	$(47,825)	$897,209	$(99,221)

The Company had deferred tax assets from continuing operation as follows:

	June 30, 2018	December 31, 2017

Net operating losses carried forward by parent Company in the US	$1,948,488	$1,746,802
Net operating losses carried forward by China Subsidiaries except for Kiwa Beijing	542,396	311,925
Less: Valuation allowance	(2,490,884)	(2,058,727)

Net deferred tax assets	$-	$-

As of June 30, 2018 and December 31, 2017, the Company had approximately $11.9 million and $9.5 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the parent Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of the Company’s PRC subsidiaries could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of June 30, 2018 and December 31, 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and six months ended June 30, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of June 30, 2018 and December 31, 2017.

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

(2) Strategic cooperation with the institutes in China

On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018. However, the Company is only liable for the annual funds to be provided to the extent of the contract obligations performed by CAAS IARRP and IAED, and the agreement is terminable before the three years’ commitment date based on negotiations of both parties. (3) Guarantee

(3) Guarantee for Huinong Wanjia Hebei Agricultural Technology Service Co., Ltd.

On June 21, 2018, Shandong Ronghua Bio-Tech Co., Ltd. (“the supplier”) entered into a Purchase Agreement with Huinong Wanjia Hebei Agricultural Technology Service Co., Ltd (“the purchaser”), wherein the purchaser agreed to purchase 5,000 tons of Bio-Organic fertilizer for an aggregate purchase amount of US$571,667 dollars (RMB 3,700,000). This arrangement was supported by the Company’s guarantee that the supplier would fulfill all terms specified in the purchase agreement.

(4) Lease payments

The Company entered various lease agreements for business purpose. The future lease payments at June 30, 2018 are summarized below:

Twelve months ending June 30, 2019	$267,593
Twelve months ending June 30, 2020	11,181
Twelve months ending June 30, 2021	7,680
Thereafter	-
Total minimum lease payment	$286,454

20. Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of June 30, 2018 and December 31, 2017, $5,081,590, and $1,083,539 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended June 30, 2018, one customer accounted for 98% for the Company’s total sales. For the six months ended June 30, 2018, three customers accounted for 51%, 32%, and 15% for the Company’s total sales.

As of June 30, 2018, three customers accounted for 42%, 30% and 27% of the Company’s accounts receivable. As of December 31, 2017, three customers accounted for 52%, 22% and 14% of the Company’s accounts receivable.

For the three months ended June 30, 2018, one supplier accounted for 95% of the Company’s total purchases. For the six months ended June 30, 2018, one supplier accounted for 95% of the Company’s total purchases.

For the three months ended June 30, 2017, one supplier accounted for 93% of the Company’s total purchase. For the six months ended June 30, 2017, one supplier accounted for 91% of the Company’s total purchase.

As of June 30, 2018, two suppliers accounted for 70%, and 15% of the Company’s accounts payable, respectively. As of December 31, 2017, two suppliers accounted for 67% and 27% of the Company’s accounts payable, respectively.

As of June 30, 2018, one supplier accounted for 99% of the Company’s advance to suppliers. As of December 31, 2017, one supplier accounted for 97% of the Company’s advance to suppliers.

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

The income statements for the three and six months ended June 30, 2018 and 2017 reflected the Kiwa Shandong business segment as a discontinued operation. The following results of operations of Kiwa Shandong are presented as a loss from a discontinued operation in the unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net sales	-	-	-	-
Gross profit	-	-	-	-
Operating expense	-	2,629	-	16,849
Disposal of discontinued operations	-	4,508,755	-	4,495,333
Gain from discontinued operations	$-	$4,511,384	$-	$4,512,182

22. Subsequent Events

On July 13, 2018, the Company issued 40,000 shares of restricted common stock at $1.20 per share to Jiawei Huang for an aggregate amount of $48,000. The Company has received the full amount.

On July 13, 2018, the Company issued 20,000 shares of restricted common stock at $1.20 per share to Ling Li for an aggregate amount of $24,000. The Company has received the full amount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors that would affect our financial performance:

We believe that the following factors could affect our financial performance:

●	Change in the Chinese Government Policy on agricultural industry. The Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry. Below is a list of government policies issued by the Chinese Government to promote green environment and these policies are either directly or indirectly to encourage the end users of the bio-fertilizer to use more organic related products. Unfavorable changes to these policies could affect demand of our products that we produce and could materially and adversely affect the results of operations. Although we have generally benefited from these policies by using our bio-fertilizer to enhances the capacity of plants to transform inorganic materials to organic products, to boost overall plant health and productivity and not to deteriorate landfall soil.

○	In April 2008, the Ministry of Finance of PRC issued Circular No. 2008-56 to tax-exempt value-added taxes on all organically fertilizer related products effectively from June 1, 2008.
○	In January 2016, the PRC State Council official website issued statements to fasten the agricultural modernization process.
○	In June 2016, the PRC State Council issued Circular No. 2016-31 to prevent further deterioration of landfall soil action plan.
○	In February 2017, the PRC State Council official website issued statements to promote agricultural structural reform on accelerating the cultivation in the agricultural development.

○	In February 2017, the Ministry of Agriculture of PRC issued Circular No. 2017-02 to carry out replacement of chemical bio-fertilizers by organically bio-fertilizers action plan on vegetables, fruits and teas planting.
○	In April 2017, the Ministry of Agriculture of PRC issued Circular No. 2017-06 to implementing five major action plans on agriculture green development with an action plan for replacing chemical bio-fertilizers with organically bio-fertilizers on vegetables, fruits and teas planting under action plan No. 2-2.
○	In April 2018, at the second meeting of the 13th National People’s Congress meeting, the Minister of the Agriculture and Rural Affairs has pronoun that the Chinese government will continue to promote green environment, to ensure food safety and food qualify for the people in the PRC, and to provide more education and training cause to the farmer in the Agriculture industry. Follow up with the second meeting, in July 2018, the Chinese government is in the process of setting up some government grants to these companies or individuals, including but not limited, organic fertilizer production companies, organic fertilizer raw materials (livestock and poultry excrement) storage and transportation companies, users of organic fertilizer, and users of organic fertilizer production machinery.

●	Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintained close relationships with institutes in the PRC.

○	We signed a strategic cooperation agreement with China Academy of Agricultural Science’s Institute of Agricultural Resources & Regional Planning and Institute of Agricultural Economy & Development. Pursuant to the Agreement, we will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, we will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018.
○	In March, 2018, Kiwa Bio-Tech has established a Research Institute of Ecological Agriculture and Environmental Research. Based on cooperation with various Universities including the China Agriculture University, Northwest University, Northwest A&F University, Harbin Institute of Technology and Tsinghua University, we believe that it can secure a leading position in the KETS technology in the next thirty years. In comparison to our existing technology, Ecology Technological Sustainability (“KETS”) technology is comprised of microorganisms with a larger scale of micro-flora. The micro-flora could significantly increase the beneficial microorganism in the soil that enhances the yield of the plant crops and prevents soil ecological problems. The newly upgraded technology will be applied to the main crop planting areas and presently-polluted arable areas for soil restoration.

●	Experienced Management. Management’s technical knowledge and business relationships give us the ability to secure more sales orders with our customers. If there were to be any significant turnover in our senior management, it could deplete the institutional knowledge held by our existing senior management team.

●	Large Scale Customer Relationship. We have contracts with major customers that are distributors of our products. Our sales efforts focus on these distributors which place large recurring orders and present less credit risk to us. For the three months ended June 30, 2018, one customers accounted for 98% for the Company’s total sales. Should we lose any large-scale customers in the future and are unable to obtain additional customers, our revenues will suffer.

●	Competition. Our competition includes a number of publicly traded companies in the PRC and privately-held PRC-based companies that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Some of our competitors have achieved greater market penetration but with less sophisticated technological innovation than our products as there were in the transition period from being the chemical bio-fertilizer producers to the organically bio-fertilizer producers. We believe that we have a better competitive advantage over them as we are the pioneer within our markets. Some of our competitors competed within our markets have lesser financial and other resources than us as they have established their companies a few years behind us. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

Results of Operations

Three months ended June 30, 2018 and June 30, 2017

The following table summarizes the results of our operations during the three months periods ended June 30, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Three months Ended June 30,		Change	Change
Statement of Operations Data:	2018	2017	(Amount)	(Percentage)
		(As Restated)

Revenues	$5,334,830	$-	$5,334,830	100%
Cost of goods sold	(3,873,502)	-	(3,873,502)	(100)%
Gross profit	1,461,328	-	1,461,328	100%
Operating expenses
Research and development	39,230	36,433	2,797	8%
Selling expenses	161,256	54,232	107,024	197%
General and administrative	1,514,298	625,275	889,023	142%
Total operating expenses	1,714,784	715,940	998,844	140%
Operating Income (Loss)	(253,456)	(715,940)	462,484	(65)%
Other income/(expense), net
Change in fair value of derivative liabilities	72,433	(6,561)	78,994	(1204)%
Interest expense	(152,564)	(125,341)	(27,223)	22%
Other income/ (expense)	-	800	(800)	(100)%
Exchange gain (loss)	56,285	(16,903)	73,188	(433)%
Total other income/(expense), net	(23,846)	(148,005)	124,159	(84)%
Income (loss) from continuing operations before income taxes	(277,302)	(863,945)	586,643	(68)%

(Provision) benefit for income taxes
Current	(358,066)	(379,973)	21,907	6%
Deferred	-	427,798	(427,798)	(100)%
Total (provision) benefit for income taxes	(358,066)	47,825	(405,891)	(849)%

Income (loss) from continuing operations	(635,368)	(816,120)	180,752	(22)%
Income from discontinued operations, net of taxes	-	4,511,384	(4,511,384)	(100)%
Net Income (loss)	$(635,368)	$3,695,264	$(4,330,632)	(117)%

Revenue

Revenue increased by approximately $5.3 million or 100%, to approximately $5.3 million in the three months ended June 30, 2018 from $0 in the three months ended June 30, 2017. The increase is mainly due to: 1) more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry; 2) more sales are achieved in different regions of the PRC, such as Hainan Province, Guangdong Province and Shanxi Province upon establishment of our sales office in different regions, and 3) introduction of our new product, Bio-water soluble fertilizer, during the three months ended June 30, 2018. As a result, our revenue increased significantly for the three months ended June 30, 2018 as compared to the same period in 2017. In addition, approximately $7.2 million and $5.7 million of our revenues was being deferred for the three months ended June 30, 2018 and June 30, 2017, respectively, as discusses in the non-GAAP analysis section below.

We currently realized revenue in three major product categories of Biological Organic Fertilizer, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer. We sold and shipped Biological Organic Fertilizer and Compound Microbial Fertilizer in the second quarter of 2017 and recorded the shipment amount in deferred revenue as our revenue recognition criteria has not been met. Our revenues from our major product category are summarized as follows:

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Revenue in USD	$2,900,817	$-	$2,900,817	100%
Quantity sold in tons	15,334	-	15,334	100%
Average selling price	$189.18	$-	$189.18	100%

Compound Microbial Fertilizer
Sold and shipped in USD	$2,426,561	$-	$2,426,561	100%
Quantity sold in tons	7,026	-	7,026	100%
Average selling price	$345.37	$-	$345.37	100%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$7,452	$-	$7,452	100%
Quantity sold in tons	10	-	10	100%
Average selling price	$745.20	$-	$745.20	100%

Revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer increased by approximately $2.9 million, $2.4 million and $7,452 or 100%, 100% and 100% to approximately $2.9 million, $2.4 million and $7,452, respectively, in the three months ended June 30, 2018 from $0 in the three months ended June 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers and we have deferred all of our revenue to be recognized for products shipped during the three months ended June 30, 2017.

Compound Microbial Fertilizer is adding appropriate amount of nitrogen, phosphorus, potassium and other nutrients into Biological Organic Fertilizer. Through the action of organic matter and beneficial microorganisms, the utilization rate of nitrogen, phosphorus, potassium can be significantly improved. The Bio-Water Soluble Fertilizer is mainly another form of the biological fertilizer that we firstly introduced in the first quarter of 2018. It is in the form of powder which has high water solubility, and it is convenient for the farmers to use during the drop irrigation. Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer generally contain more microorganism and have a higher effectiveness on the productivity of crops and increasing the value and quality of the crops harvested than Biological Organic Fertilizer. As a result, our Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer generally have a higher average selling price as compared to Biological Organic Fertilizer.

Because the Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry, we expect our revenues from our innovated and highly effective products, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer, will continue to grow in a higher rate than that from Biological Organic Fertilizer. Our Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer generally have a higher effectiveness on the productivity of crops that are suitable for promoting green environment. In addition, our marketing team is expanding to the Western areas of China and Hainan province and we expect our revenues will continue to grow in the third and fourth quarters of 2018. Meanwhile, we expect to continue to gain more market shares in our existing sales channel bases in the Northern and the Southern areas of China due to the good quality of the products and better reputation in the industry.

Non-GAAP analysis

Our strategy on the expansion of our business was to gain market shares in the bio-fertilizer market, thereby, we have extended credit to our customers. Our current payment terms on these customers are ranging from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. These customers are mainly agricultural cooperative company and distributors who then resell our products to individual farmers. Because the crop growing cycle usually takes approximately 3 to 9 months in the agricultural industry, it will take approximately similar time frame of 3 to 9 months for farmers to harvest crops and to realize profits to repay our distributors. As a result, for the sales contracts with these customers, the collectability of payment is highly dependent on the successful harvest of corps and the customers’ ability to collect money from farmers. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid. Starting in March 2018, the Company began to use a supply chain financing model, which the Company’s customers engage with third party financing companies to advance the Company’s accounts receivable on its behalf without recourse to the Company. The Company’s customers are required to purchase an insurance product to cover the risk of bad weather or any other reason which they are not able to harvest crops and to realize profits of repaying the third party financing companies. This model allows the Company to collect its accounts receivables sooner than the 3 to 9 months crop growing period. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid from these financing companies. For those sales contracts that the Company has shipped its products but the payment is contingent on collections of payments from the downstream customers or is contingent on the approval of the financing companies to advance payment on behalf of the Company’s customers, the Company considers the revenue recognition criteria using the five-step model under the new guidance are not met and therefore defers the revenue and cost of goods sold until payments are collected. We have sold and shipped approximately $12.5 million of our products during the three months ended June 30, 2018, approximately $7.2 million of which the revenue recognition criteria of collectability of payments is reasonably assured has not yet been met, and we have deferred these revenues to be recognized in the future periods when our collectability of payments will be assured. We have sold and shipped approximately $5.7 million of our products during the three months ended June 30, 2017, all of which the revenue recognition criteria of collectability of payments is reasonably assured has not yet been met, and we have deferred all of these revenues to be recognized in the future periods when our collectability of payments will be assured.

Our sales and shipment from our two major products categories are summarized as follows including revenue recognized and deferred under U.S. GAAP:

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Sold and shipped in USD	$6,343,085	$2,972,942	$3,370,143	113%
Quantity sold in tons	33,565	17,000	16,565	97%
Average selling price	$188.98	$174.88	$14.10	8%

Compound Microbial Fertilizer
Sold and shipped in USD	$6,224,045	$2,709,166	$3,514,879	130%
Quantity sold in tons	18,026	8,500	9,526	112%
Average selling price	$345.28	$318.73	$26.55	8%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$7,452	$-	$7,452	100%
Quantity sold in tons	10	-	10	100%
Average selling price	$745.20	$-	$745.20	100%

The sales and shipment of all our products increased in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry, and we added more diversity of our products, and therefore we can be able to attract more customers as discussed above. In addition, the increase is also attributable to more sales are achieved in different region of the PRC, such as Hainan Province, Guangdong Province and Shanxi Province upon establishment of our sales office in different regions. The increase is also slightly attributable to the introduction of our new product, Bio-water soluble fertilizer, in 2018.

Average selling prices of Biological Organic Fertilizers increased by $14.10 or 8% in the three months ended June 30, 2018 as compared with the same period of 2017 mainly due to RMB appreciation against USD of approximately 7% along with a slight increase of unit selling prices of approximately 1% because we have added more microorganism ingredient of the Biological Organic Fertilizers into our product mix. There are more microorganism species in the new products with this new product ingredient compared with the products that we sold in the second quarter of 2017. This new product with more microorganism ingredient will increase the effectiveness of our Biological Organic Fertilizers, and it’s easier for the plant to absorb. Therefore, the average selling prices goes higher.

Average selling prices of Compound Microbial Fertilizer increased by $26.55 or 8% in the three months ended June 30, 2018 as compared with the same period of 2017 mainly due to RMB appreciation against USD of approximately 7% along with a slight increase of unit selling prices of approximately 1% for the same reason as discussed above. Therefore, the average selling prices goes higher.

Cost of Revenue

Our cost of revenues from our major product category are summarized as follows:

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Cost of sold and shipped in USD	$1,968,584	$-	$1,968,584	100%
Quantity sold and shipped in tons	15,334	-	15,334	100%
Average unit cost	$128.38	$-	$128.38	100%

Compound Microbial Fertilizer
Cost of sold and shipped in USD	$1,900,474	$-	$1,900,474	100%
Quantity sold and shipped in tons	7,026	-	7,026	100%
Average unit cost	$270.49	$-	$270.49	100%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$4,444	$-	$4,444	100%
Quantity sold in tons	10	-	10	100%
Average unit cost	$444.40	$-	$444.40	100%

Cost of revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer increased by approximately $2.0 million, $1.9 million and $4,444 or 100%, 100% and 100% to approximately $2.0 million, $1.9 million and $4,444 in the three months ended June 30, 2018 from $0 in the three months ended June 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers and we have deferred all of our revenue to be recognized for products shipped during the three months ended June 30, 2017. As a result, our cost of revenue increased accordingly along with our sales.

Non-GAAP analysis

Our cost of goods sold for our two major products categories are summarized as follows including cost of goods sold recognized and deferred under U.S. GAAP:

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Cost of sold and shipped in USD	$4,287,011	$1,993,498	$2,293,513	115%
Quantity sold and shipped in tons	33,565	17,000	16,565	97%
Average unit cost	$127.72	$117.26	$10.46	9%

Compound Microbial Fertilizer
Cost of sold and shipped in USD	$4,875,231	$1,977,417	$2,897,814	147%
Quantity sold and shipped in tons	18,026	8,500	9,526	112%
Average unit cost	$270.46	$232.64	$37.82	16%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$4,444	$-	$4,444	100%
Quantity sold in tons	10	-	10	100%
Average unit cost	$444.40	$-	$444.40	100%

The costs of goods sold of all of our products increased in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers as discussed above. As a result, our cost of revenue increased accordingly along with our sales.

Average unit cost of Biological Organic Fertilizers increased by $10.46 or 9% in the three months ended June 30, 2018 as compared with the same period of 2017 mainly due to the RMB appreciation against USD of approximately 7% along with the ingredient mix of raw material price increase of approximately 2%. The Chinese government has implemented strict environmental protection policies, resulting in a variety of raw material prices increased, therefore, the average unit cost goes higher. Average unit of Compound Microbial Fertilizer increased by $37.82 or 16% in the three months ended June 30, 2018 as compared with the same period of 2017 mainly due to the RMB appreciation against USD of approximately 7% along with the ingredient mix of raw material price increase of approximately 9% as the same reason as discussed above.

Gross Profit

Our gross profit from our major product category are summarized as follows:

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$932,233	$-	$932,233	100%
Gross Profit Percentage	32.1%	-	32.1%	100%

Compound Microbial Fertilizer
Gross Profit	$526,087	$-	$526,087	100%
Gross Profit Percentage	21.7%	-	21.7%	100%

Bio-Water Soluble Fertilizer
Gross Profit	$3,008	$-	$3,008	100%
Gross Profit Percentage	40.4%	-	40.4%	100%

Gross profit for all three of our products increased 100% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2018 mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers and we have deferred all of our revenue to be recognized for products shipped during the three months ended June 30, 2017 as discussed above.

Non-GAAP analysis

Our total gross profit from our two major products categories are summarized as follows including the gross profit recognized and deferred under U.S. GAAP:

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$2,056,074	$979,444	$1,076,630	110%
Gross Profit Percentage	32.4%	32.9%	(0.5)%	(2)%

Compound Microbial Fertilizer
Gross Profit	$1,348,814	$731,749	$617,065	84%
Gross Profit Percentage	21.7%	27.0%	(5.3)%	(20)%

Bio-Water Soluble Fertilizer
Gross Profit	$3,008	$-	$3,008	100%
Gross Profit Percentage	40.37%	-	40.37%	100%

Gross profit percentage for Biological Organic Fertilizer decreased from 32.9% for the three months ended June 30, 2017 to 32.4% for the three months ended June 30, 2018 mainly due to the increase in selling price of our products is less than the increase in unit cost as discussed above.

Gross profit percentage for Compound Microbial decreased from 27% for the three months ended June 30, 2017 to 21.7% for the three months ended June 30, 2018 mainly due to the increase in selling price of our products is less than the increase in unit cost as discussed above.

Although a variety of raw material prices increased during the three months ended June 30, 2018 as compared to the same period of 2017, we did not raise our selling price of our products at the same rate as compared to the raw material price increased rate. The major reason is mainly due to our customers are willing to cooperate with our supply chain financing model as discussed above, which they cooperated with the third-party financing companies to obtain approval of advancing and paying off our accounts receivable without waiting for the downstream customers of harvesting crops and realizing their profits to repay us in approximately 3 to 9 months as compared to the same period in 2017. By cooperating with our supply chain financing model, our customers will have to bear additional cost on interest and insurance expenses. As a result, we did not intend to pass on the raw materials price increase cost to our customers as we were able to receive our accounts receivable sooner than the 3 to 9 months period.

Research and Development Expenses

Research and development expenses was approximately $39,000 (RMB 250,000) for the three months ended June 30, 2018, keeping the same as the prior comparable period of RMB 250,000 in RMB and approximately $36,000 in USD. . On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018. However, the Company is only liable for the annual funds to be provided to the extent of the contract obligations performed by CAAS IARRP and IAED, and the agreement is terminable before the three years’ commitment date based on negotiations of both parties. The Company contributed approximately $39,000 (RMB 250,000) for the three months ended June 30, 2018. The Company plans to contribute the remaining balance quarterly until the date of the Agreement expired on November 19, 2018.

Selling Expenses

Selling expenses for the three months ended June 30, 2018 and 2017 were $161,256 and $54,232, respectively. Selling expenses include salaries of sales personnel, sales commission, travel and entertainment as well as freight out expenses. The increase in selling expenses is mainly due to the increase of salary expenses. The increase in salary expenses is mainly because we have hired more sales managers in the second quarter of 2018 for the marketing of our products.

General and Administration Expenses

General and administrative expenses increased by approximately 142% from approximately $0.6 million in the three months period ended June 30, 2017 to approximately $1.5 million in the same period in 2018. General and administrative expenses include professional fees, officers’ compensation, depreciation and amortization, salaries, travel and entertainment, rent, office expense and telephone expense. The increase in general and administrative expenses is mainly attributed to business expansion and the establishment of Kiwa Asia in July 2017, Kiwa Xian in December 2017, Kiwa Shanxi in February 2018, and Kiwa Yangling in March 2018 where we did not have such expenses in the three months ended June 30, 2017, which contributed approximately $0.7 million increase. In addition, approximately $0.2 million increase of G&A expenses are attributable to the increase of professional fees, such as attorneys, auditors, financial consultants, IT consultants, and business strategic and development consultants as we need more professional to assist and support us for our business expansion.

Interest Expense

Net interest expense was $152,564 and $125,341 for the three months ended June 30, 2018 and 2017, respectively, representing an increase of approximately $27,223 or 22%. Interest expense included accrued interest on convertible note and other note payable, and the amortization of the convertible note discount for the three months ended June 30, 2018 and 2017. The increase in interest expenses is mainly attributed to newly issuance a 15% convertible notes issued in the middle of May 2017 where we incurred only one and a half month interest expense during the second quarter of 2017 on the notes for the three months ended June 30, 2017.

Income from discontinued operations, net of taxes

Gain from discontinued operations, net of taxes was $0 and $4,511,384 for the three months ended June 30, 2018 and 2017, respectively, which results in an increase of $4,511,384 from discontinued operations, net of taxes for the three months ended June 30, 2018 to the same period of 2017. Due to suffering from losses for several years, on February 11, 2017, the Company executed an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) whereby the Company transferred all of its right, title and interest in Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Shandong”) to the Transferee for RMB 1.00. The government processing of the transaction was completed on April 12, 2017. This transaction was completed and effective on April 12, 2017. The Company recorded a net gain of approximately $4.5 million during the three months ended June 30, 2017 based on the discharge of the excess liabilities over the assets of the Kiwa Shandong.

Net Income (loss)

Net income (loss) for the three months ended June 30, 2018 decreased by approximately 117% from a profit of $3,695,264 to a loss of $635,368. Such change was the result of the combination of the changes as discussed above.

Results of Operations for Six months ended June 30, 2018 and June 30, 2017

The following table summarizes the results of our operations during the six months periods ended June 30, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Six months Ended June 30,		Change	Change
Statement of Operations Data:	2018	2017	(Amount)	(Percentage)
		(As Restated)

Revenues	$14,086,221	$-	$14,086,221	100%
Cost of goods sold	(10,180,066)	-	(10,180,066)	(100)%
Gross profit	3,906,155	-	3,906,155	100%
Operating expenses
Research and development	78,543	72,724	5,819	8%
Selling expenses	345,567	90,485	255,082	282%
General and administrative	3,079,028	1,033,437	2,045,591	198%
Total operating expenses	3,503,138	1,196,646	2,306,492	193%
Operating Income (Loss)	403,017	(1,196,646)	1,599,663	(134)%
Other income/(expense), net
Change in fair value of derivative liabilities	202,371	(6,561)	208,932	(3,184)%
Interest expense	(307,927)	(187,131)	(120,796)	65%
Other income/ (expense)	(905)	800	(1,705)	(213)%
Exchange gain (loss)	18,253	(17,075)	35,328	(207)%
Total other income/(expense), net	(88,208)	(209,967)	121,759	(58)%
Income (loss) from continuing operations before income taxes	314,809	(1,406,613)	1,721,422	(122)%

(Provision) benefit for income taxes
Current	(897,209)	(599,022)	(298,187)	50%
Deferred	-	698,243	(698,243)	(100)%
Total (provision) benefit for income taxes	(897,209)	99,221	(996,430)	(1,004)%

Income (loss) from continuing operations	(582,400)	(1,307,392)	724,992	(55)%
Income from discontinued operations, net of taxes	-	4,512,182	(4,512,182)	(100)%
Net Income (loss)	$(582,400)	$3,204,790	$(3,787,190)	(118)%

Revenue

Revenue increased by approximately $14.1 million or 100%, to approximately $14.1 million in the six months ended June 30, 2018 from $0 in the six months ended June 30, 2017. The increase is mainly due to: 1) more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry; 2) more sales are achieved in different regions of the PRC, such as Hainan Province, Guangdong Province and Shanxi Province upon establishment of our sales office in different regions, and 3) introduction of our new product, Bio-water soluble fertilizer, during the six months ended June 30, 2018. As a result, our revenue increased significantly for the six months ended June 30, 2018 as compared to the same period in 2017. In addition, approximately $7.2 million and $8.8 million of our revenues was being deferred for the six months ended June 30, 2018 and June 30, 2017 respectively, as discusses in the non-GAAP analysis section below.

We currently realized revenue in three major product categories of Biological Organic Fertilizer, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer. We sold and shipped Biological Organic Fertilizer and Compound Microbial Fertilizer in the first two quarters of 2017 and recorded the selling amount in deferred revenue as our revenue recognition criteria has not been met. Our revenues from our major product category are summarized as follows:

	For the six months ended June 30, 2018	For the six months ended June 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Revenue in USD	$7,126,132	$-	$7,126,132	100%
Quantity sold in tons	37,702	-	37,702	100%
Average selling price	$189.01	$-	$189.01	100%

Compound Microbial Fertilizer
Sold and shipped in USD	$6,929,867	$-	$6,929,867	100%
Quantity sold in tons	20,049	-	20,049	100%
Average selling price	$345.65	$-	$345.65	100%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$30,222	$-	$30,222	100%
Quantity sold in tons	72	-	72	100%
Average selling price	$419.75	$-	$419.75	100%

Revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer increased by approximately $7.1 million, $6.9 million and $30,222 or 100%, 100% and 100% to $7.1 million, $6.9 million and $30,222, respectively, in the six months ended June 30, 2018 from $0 in the six months ended June 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers and we have deferred all of our revenue to be recognized for products shipped during the six months ended June 30, 2017.

Compound Microbial Fertilizer is adding appropriate amount of nitrogen, phosphorus, potassium and other nutrients into Biological Organic Fertilizer. Through the action of organic matter and beneficial microorganisms, the utilization rate of nitrogen, phosphorus, potassium can be significantly improved. The Bio-Water Soluble Fertilizer is mainly another form of the biological fertilizer that we firstly introduced in the first quarter of 2018. It is in the form of powder which has high water solubility, and it is convenient for the farmers to use during the drop irrigation. Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer generally contain more microorganism and have a higher effectiveness on the productivity of crops and increasing the value and quality of the crops harvested than Biological Organic Fertilizer. As a result, our Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer generally have a higher average selling price as compared to Biological Organic Fertilizer.

Because the Chinese Government is continuing to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry, we expect our revenues from our innovated and highly effective products, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer, will continue to grow in a higher rate than that from Biological Organic Fertilizer. Our Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer generally have a higher effectiveness on the productivity of crops that are suitable for promoting green environment. In addition, our marketing team is expanding to the Western areas of China and Hainan province and we expect our revenues will continue to grow in the third and fourth quarters of 2018. Meanwhile, we expect to continue to gain more market shares in our existing sales channel bases in the Northern and the Southern areas of China due to the good quality of the products and better reputation in the industry.

Non-GAAP analysis

Our strategy on the expansion of our business was to gain market shares in the bio-fertilizer market, thereby, we have extended credit to our customers. Our current payment terms on these customers are ranging from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. These customers are mainly agricultural cooperative company and distributors who then resell our products to individual farmers. Because the crop growing cycle usually takes approximately 3 to 9 months in the agricultural industry, it will take approximately similar time frame of 3 to 9 months for farmers to harvest crops and to realize profits to repay our distributors. As a result, for the sales contracts with these customers, the collectability of payment is highly dependent on the successful harvest of corps and the customers’ ability to collect money from farmers. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid. Starting in March 2018, the Company began to use a supply chain financing model, which the Company’s customers engage with third party financing companies to advance the Company’s accounts receivable on its behalf without recourse to the Company. The Company’s customers are required to purchase an insurance product to cover the risk of bad weather or any other reason which they are not able to harvest crops and to realize profits of repaying the third-party financing companies. This model allows the Company to collect its accounts receivables sooner than the 3 to 9 months crop growing period. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid from these financing companies. For those sales contracts that the Company has shipped its products but the payment is contingent on collections of payments from the downstream customers or is contingent on the approval of the financing companies to advance payment on behalf of the Company’s customers, the Company considers the revenue recognition criteria are not met using the five-step model under the new guidance and therefore defers the revenue and cost of goods sold until payments are collected. We have sold and shipped approximately $21.3 million of our products during the six months ended June 30, 2018, approximately $7.2 million of which the revenue recognition criteria of collectability of payments is reasonably assured has not yet been met, and we have deferred approximately these revenues to be recognized in the future periods when our collectability of payments will be assured. We have sold and shipped approximately $8.8 million of our products during the six months ended June 30, 2017, all of which the revenue recognition criteria of collectability of payments is reasonably assured has not yet been met, and we have deferred all of these revenues to be recognized in the future periods when our collectability of payments will be assured.

Our sales and shipment from our two major products categories are summarized as follows including revenue recognized and deferred under U.S. GAAP:

	For the six months ended June 30, 2018	For the six months ended June 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Sold and shipped in USD	$10,566,522	$5,637,613	$4,928,909	87%
Quantity sold in tons	55,906	32,300	23,606	73%
Average selling price	$189.01	$174.54	$14.47	8%

Compound Microbial Fertilizer
Sold and shipped in USD	$10,731,354	$3,190,284	$7,541,070	236%
Quantity sold in tons	31,049	10,020	21,029	210%
Average selling price	$345.63	$318.39	$27.23	9%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$30,222	$-	$30,222	100%
Quantity sold in tons	72	-	72	100%
Average selling price	$419.75	$-	$419.75	100%

The sales and shipment of all our products increased in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and we added more diversity of our products, and therefore we can be able to attract more customers as discussed above. In addition, the increase is also attributable to more sales are achieved in different region of the PRC, such as Hainan Province, Guangdong Province and Shanxi Province upon establishment of our sales office in different regions. The increase is also slightly attributable to the introduction of our new product, Bio-water soluble fertilizer, in 2018.

Average selling prices of Biological Organic Fertilizers increased by $14.47 or 8% in the six months ended June 30, 2018 as compared with the same period of 2017 mainly due to RMB appreciation against USD of approximately 7% along with a slight increase of unit selling prices of approximately 1% because we have added more microorganism ingredient of the Biological Organic Fertilizers into our product mix. There are more microorganism species in the new products with this new product ingredient compared with the products that we sold in the first two quarters of 2017. This new product with more microorganism ingredient will increase the effectiveness of our Biological Organic Fertilizers, and it’s easier for the plant to absorb. Therefore, the average selling prices goes higher.

Average selling prices of Compound Microbial Fertilizer increased by $27.23 or 9% in the six months ended June 30, 2018 as compared with the same period of 2017 mainly due to RMB appreciation against USD of approximately 7% along with a slight increase of unit selling prices of approximately 2% for the same reason as discussed above. Therefore, the average selling prices goes higher.

Cost of Revenue

Our cost of revenues from our major product category are summarized as follows:

	For the six months ended June 30, 2018	For the six months ended June 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Cost of sold and shipped in USD	$4,834,082	$-	$4,834,082	100%
Quantity sold and shipped in tons	37,702	-	37,702	100%
Average unit cost	$128.22	$-	$128.22	100%

Compound Microbial Fertilizer
Cost of sold and shipped in USD	$5,325,880	$-	$5,325,880	100%
Quantity sold and shipped in tons	20,049	-	20,049	100%
Average unit cost	$265.64	$-	$265.64	100%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$20,104	$-	$20,104	100%
Quantity sold in tons	72	-	72	100%
Average unit cost	$279.22	$-	$279.22	100%

Cost of revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer increased by approximately $4.8 million, $5.3 million and $20,000 or 100%, 100% and 100% to approximately $4.8 million, $5.3 million and $20,000 in the six months ended June 30, 2018 from $0 in the six months ended June 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers and we have deferred all of our revenue to be recognized for products shipped during the six months ended June 30, 2017. As a result, our cost of revenue increased accordingly along with our sales.

Non-GAAP analysis

Our cost of goods sold for our two major products categories are summarized as follows including cost of goods sold recognized and deferred under U.S. GAAP:

	For the six months ended June 30, 2018	For the six months ended June 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Cost of sold and shipped in USD	$7,150,254	$3,688,657	$3,461,597	94%
Quantity sold and shipped in tons	55,906	32,300	23,606	73%
Average unit cost	$127.90	$114.20	$13.70	12%

Compound Microbial Fertilizer
Cost of sold and shipped in USD	$8,303,772	$2,346,267	$5,957,505	254%
Quantity sold and shipped in tons	31,049	10,020	21,029	210%
Average unit cost	$267.44	$234.16	$33.28	14%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$20,575	$-	$20,575	100%
Quantity sold in tons	72	-	72	100%
Average unit cost	$285.76	$-	$285.76	100%

The costs of goods sold of all of our products increased in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers as discussed above. As a result, our cost of revenue increased accordingly along with our sales.

Average unit cost of Biological Organic Fertilizers increased by $13.70 or 12% in the six months ended June 30, 2018 as compared with the same period of 2017 mainly due to the RMB appreciation against USD of approximately 7% along with the ingredient mix of raw material price increase of approximately 5%. The Chinese government has implemented strict environmental protection policies, resulting in a variety of raw material prices increased, therefore, the average unit cost goes higher.

Average unit of Compound Microbial Fertilizer increased by $33.28 or 14% in the six months ended June 30, 2018 as compared with the same period of 2017 mainly due to the RMB appreciation against USD of approximately 7% along with the ingredient mix of raw material price increase of approximately 7% as the same reason as discussed above.

Gross Profit

Our gross profit from our major product category are summarized as follows:

	For the six months ended June 30, 2018	For the six months ended June 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$2,292,050	$-	$2,292,050	100%
Gross Profit Percentage	32.2%	-	32.2%	100%

Compound Microbial Fertilizer
Gross Profit	$1,603,987	$-	$16,03,987	100%
Gross Profit Percentage	23.1%	-	23.1%	100%

Bio-Water Soluble Fertilizer
Gross Profit	$10,118	$-	$10,118	100%
Gross Profit Percentage	33.5%	-	33.5%	100%

Gross profit for all three of our products increased 100% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2018 mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers and we have deferred all of our revenue to be recognized for products shipped during the six months ended June 30, 2017 as discussed above.

Non-GAAP analysis

Our total gross profit from our two major products categories are summarized as follows including the gross profit recognized and deferred under U.S. GAAP:

	For the six months ended June 30, 2018	For the six months ended June 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$3,416,268	$1,948,956	$1,467,312	75%
Gross Profit Percentage	32.3%	34.6%	(2.3)%	(7)%

Compound Microbial Fertilizer
Gross Profit	$2,427,582	$844,017	$1,583,565	188%
Gross Profit Percentage	22.6%	26.5%	(3.9)%	(15)%

Bio-Water Soluble Fertilizer
Gross Profit	$9,647	$-	$9,647	100%
Gross Profit Percentage	31.9%	-	31.9%	100%

Gross profit percentage for Biological Organic Fertilizer decreased from 34.6% for the six months ended June 30, 2017 to 32.3% for the six months ended June 30, 2018 mainly due to the increase in selling price of our products is less than the increase in unit cost as discussed above.

Gross profit percentage for Compound Microbial decreased from 26.5% for the six months ended June 30, 2017 to 22.6% for the six months ended June 30, 2018 mainly due to the increase in selling price of our products is less than the increase in unit cost as discussed above.

Although a variety of raw material prices increased during the six months ended June 30, 2018 as compared to the same period of 2017, we did not raise our selling price of our products at the same rate as compared to the raw material price increased rate. The major reason is mainly due to our customers are willing to cooperate with our supply chain financing model as discussed above, which they cooperated with the third-party financing companies to obtain approval of advancing and paying off our accounts receivable without waiting for the downstream customers of harvesting crops and realizing their profits to repay us in approximately 3 to 9 months as compared to the same period in 2017. By cooperating with our supply chain financing model, our customers will have to bear additional cost on interest and insurance expenses. As a result, we did not intend to pass on the raw materials price increase cost to our customers as we were able to receive our accounts receivable sooner than the 3 to 9 months period.

Research and Development Expenses

Research and development expenses was approximately $79,000 (RMB 500,000) for the six months ended June 30, 2018, keeping the same as the prior comparable period of RMB 500,000 and approximately $73,000 in USD. On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018. However, the Company is only liable for the annual funds to be provided to the extent of the contract obligations performed by CAAS IARRP and IAED, and the agreement is terminable before the three years’ commitment date based on negotiations of both parties. The Company contributed approximately $79,000 (RMB 500,000) for the six months ended June 30, 2018. The Company plans to contribute the remaining balance quarterly until the date of the Agreement expired on November 19, 2018.

Selling Expenses

Selling expenses for the six months ended June 30, 2018 and 2017 were approximately $346,000 and $90,000, respectively. Selling expenses include salaries of sales personnel, sales commission, travel and entertainment as well as freight out expenses. The increase in selling expenses is mainly due to the increase of salary expenses. The increase in salary expenses is mainly because we have hired more sales managers in the first two quarters of 2018 for the marketing of our products.

General and Administration Expenses

General and administrative expenses increased by approximately 198% from approximately $1.0 million in the six months period ended June 30, 2017 to approximately $3.1 million in the same period in 2018. General and administrative expenses include professional fees, officers’ compensation, depreciation and amortization, salaries, travel and entertainment, rent, office expense and telephone expense. The increase in general and administrative expenses is mainly attributed to business expansion and the establishment of Kiwa Asia in July 2017, Kiwa Xian in December 2017, Kiwa Shanxi in February 2018, and Kiwa Yangling in March 2018 where we did not have such expenses in the six months ended June 30, 2017, which contributed approximately $1.1 million increase. In addition, approximately $1.1 million increase of G&A expenses are attributable to the increase of professional fees, such as attorneys, auditors, financial consultants, IT consultants, and business strategic and development consultants as we need more professional to assist and support us for our business expansion.

Interest Expense

Net interest expense was $307,927 and $187,131 for the six months ended June 30, 2018 and 2017, respectively, representing an increase of approximately $120,796 or 65%. Interest expense included accrued interest on convertible note and other note payable, and the amortization of the convertible note discount for the six months ended June 30, 2018 and 2017. The increase in interest expenses is mainly attributed to newly issuance a 15% convertible notes issued in the middle of May 2017 where we incurred only one and a half month interest expense during the six months ended June 30, 2017 on the notes for the six months ended June 30, 2017.

Income from discontinued operations, net of taxes

Gain from discontinued operations, net of taxes was $0 and $4,512,182 for the six months ended June 30, 2018 and 2017, respectively, which results in an increase of $4,512,182 from discontinued operations, net of taxes for the six months ended June 30, 2018 to the same period of 2017. Due to suffering from losses for several years, On February 11, 2017, the Company executed an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) whereby the Company transferred all of its right, title and interest in Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Shandong”) to the Transferee for RMB 1.00. The government processing of the transaction was completed on April 12, 2017. This transaction was completed and effective on April 12, 2017. The Company recorded a net gain of approximately $4.5 million during the six months ended June 30, 2017 based on the discharge of the excess liabilities over the assets of the Kiwa Shandong.

Net Income (loss)

Net income for the six months ended June 30, 2018 decreased by approximately 118% from a profit of $3,204,790 to a loss of $582,400. Such change was the result of the combination of the changes as discussed above.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying unaudited condensed consolidated balance sheets as of June 30, 2018, and the unaudited condensed consolidated statements of operations and comprehensive income, and cash flows for the three and six months ended June 30, 2018, and the related notes thereto, for further discussion of our accounting policies.

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

The Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or volume incentive. The Company recognizes revenue when title and ownership of the goods are transferred upon shipment to the customer by the Company to consider control of goods are transferred to its customer and collectability of payment is reasonably assured. The Company’s revenues are recognized at a point in time after all performance obligations are satisfied.

The Company’s customers are mainly agricultural cooperative company and distributors who then resell the Company’s products to individual farmers. Because the crop growing cycle usually takes approximately 3 to 9 months in the agricultural industry for some of these Co-ops and distributors, will take approximately similar time frame of 3 to 9 months for farmers to harvest crops and to realize profits to repay the resellers. As a result, for the sales contracts with these customers, the collectability of payment is highly dependent on the successful harvest of corps and the customers’ ability to collect money from farmers. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid. Collectability is a necessary condition for the contract to be accounted for to meet the criteria of the first step “identifying the contract with the customer” under the new revenue guidance in ASC 606. As a result, the sales contracts with these customers are not considered a contract under ASC 606, thus the shipments under these contracts are not recognized as revenue until all criteria for “identifying the contract with the customer” and revenue recognition are met using the five-step model.

Deferred Revenue and Deferred Cost of Goods Sold

Deferred revenue and deferred cost of goods sold result from transactions where the Company has shipped product for which all revenue recognition criteria under the five-step model have not yet been met. Though these contracts are not considered a contract under ASC 606, they are legally enforceable, and the Company has an unconditional and immediate right to payment after the Company has shipped products, therefore, the Company recognizes a receivable and a corresponding deferred revenue upon shipment. Deferred cost of goods sold related to deferred product revenues includes direct inventory costs. Once all revenue recognition criteria under the five-step model have been met, the deferred revenues and associated cost of goods sold are recognized.

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

Our business is capital intensive as we need to make advance payment to our suppliers to secure timely delivery and current market price of raw materials. Debt financing in the form of notes payable and loans from related parties have been utilized to finance our working capital requirements. As of June 30, 2018, our working capital was approximately $11.8 million and we had cash of approximately $5.1 million, with remaining current assets mainly composed of accounts receivable, advance to suppliers and deferred cost of goods sold.

We may have to consider supplementing our available sources of funds for operations through the following sources:

●	We will continuously seek additional equity financing to support our working capital;
●	other available sources of financing from PRC banks and other financial institutions; and
●	financial support and credit guarantee commitments from our major shareholder

The following table set forth summary of our cash flows for the periods indicated:

	For the six months ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$3,758,521	$(2,333,946)
Net cash used in investing activities	(3,488)	(147,782)
Net cash provided by financing activities	444,711	2,454,463
Effect of exchange rate changes on cash	(201,693)	85,350
Net increase in cash	3,998,051	58,085
Cash, beginning of period	1,083,539	13,469
Cash, end of period	$5,081,590	$71,554

Operating Activities

Net cash provided by operating activities was approximately $3.8 million for the six months ended June 30, 2018, compared to cash used in operating activities of approximately $2.3 million for the same period in 2017. Net cash provided by operating activities for the six months ended June 30, 2018 was primarily attributable to 1) decrease of approximately of $6.6 million advance to suppliers as we previously secure current market price of raw materials purchases which we were anticipating the raw materials price is on the rise in the near future and we have received significant portion of the inventory for production and shipment accordingly during the period; 2) decrease of approximately $1.0 million of inventory as we have shipped out more products on our inventory that we previously stocked up for productions during the period; 3) increase of approximately $0.9 million of taxes payable as we incurred more taxes payables from our operations; 4) increase of approximately $0.8 million of other payables and accruals as we incurred more payable from our operations; 5) approximately $1.3 million of non-cash stock compensation issued for consulting fees and officer salaries; 6) increase of approximately $7.2 million of deferred revenue and increase of approximately $5.3 million of deferred cost of goods sold as we deferred our revenues and cost of goods sold due to our evaluation of the collectability with our customers until all revenue recognition criteria under the five-step model have been met; offset by; 7) increase of approximately $7.2 million of accounts receivable as we shipped out approximately $7.2 million products and pending for collection during the period; 8) increase of approximately $0.4 million of rent deposit and other receivables; and 9) decrease of approximately $0.9 million of accounts payable as we repaid timely when due.

Investing Activities

Net cash used in investing activities was approximately $3,500 in the six months ended June 30, 2018, which was mainly attributable to purchase of office equipment. Net cash used in investing activities was $0.1 million for the six months ended June 30, 2017.

Financing Activities

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2018 and net cash provided by financing activities was approximately $2.5 million for the six months ended June 30, 2017. The cash inflow for the six months ended June 30, 2018 was mainly resulted from $0.2 million which we borrowed from our related parties for working capital purpose and $0.2 million from sale of common stocks.

Trends and Uncertainties in Regulation and Government Policy in China

Foreign Exchange Policy Changes

China is considering allowing its currency to be freely exchangeable for other major currencies. This change will result in greater liquidity for revenues generated in Renminbi (“RMB”). We would benefit by having easier access to and greater flexibility with capital generated in and held in the form of RMB. The majority of our assets are located in China and most of our earnings are currently generated in China and are therefore denominated in RMB. Changes in the RMB-U.S. Dollar exchange rate will impact our reported results of operations and financial condition. In the event that RMB appreciates over the next year as compared to the U.S. Dollar, our earnings will benefit from the appreciation of the RMB. However, if we have to use U.S. Dollars to invest in our Chinese operations, we will suffer from the depreciation of U.S. Dollars against the RMB. On the other hand, if the value of the RMB were to depreciate compared to the U.S. Dollar, then our reported earnings and financial condition would be adversely affected when converted to U.S. Dollars.

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB 8.28 to approximately US$1.00 = RMB 8.11. So far the trend of such appreciation continues. The exchange rate of U.S. Dollar against RMB on June 30, 2018 was US$1.00 = RMB 6.6184.

Commitments and Contingencies

See Note 19 to the Unaudited Condensed Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are not effective to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s Rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is due to (i) failure to engage sufficient resources in regard to our accounting and reporting obligations and (ii) failure to fully document our internal control policies and procedures.

(b) Changes in Internal Control over Financial Reporting

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (FASB ASC Topic 606). There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the current quarter ended June 30, 2018 to have materially affected the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of shares of Company Common Stock issued for cash, the conversion of convertible debentures or as stock compensation to consultants during the period from January 1, 2018 through August 14, 2018, which were not registered under the Securities Act:

Stock Purchase for cash	247,700 shares

Consultant Fees	1,053,800 shares

Conversion of Convertible Note	126,045 shares

Salary Compensation	6,507 shares

Total	1,434,052 shares

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

August 14, 2018	By:	/s/ Yvonne Wang
Yvonne Wang, Interim Chief Executive Officer

