Form 10-Q
period 2018-09-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2018-11-19
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of November 19, 2018, the Company had 16,939,862 shares of common stock, $0.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,094	$1,083,539
Accounts receivable	6,764,523	28,620
Prepaid expenses	2,858,367	2,474,272
Rent deposits and other receivables	469,201	44,423
Advance to suppliers	13,223,623	12,660,793
Due from related parties - non-trade	12,726	19,017
Inventory	1,645,333	2,745,991
Deferred cost of goods sold	4,924,421	16,726
Total current assets	29,909,288	19,073,381
OTHER ASSETS
Property, plant and equipment - net	54,912	90,500
Rent deposits-non-current	613	72,631
Deposit for Long-Term Investment	728,173	768,074
Total non-current assets	783,698	931,205
Total assets	$30,692,986	$20,004,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,228,634	$1,800,614
Advances from customers	521,852	543,581
Due to related parties-non-trade	553,434	320,199
Convertible notes payable, net of discount of $171,716 and $1,977 at September 30, 2018 and December 31, 2017, respectively.	882,471	273,200
Derivative liabilities	3,437	247,933
Notes payable	360,000	360,000
Salaries payable	737,757	291,401
Taxes payable	2,401,760	1,142,973
Interest payable	1,935,240	1,756,275
Other payables and accruals	2,822,095	2,108,873
Deferred revenue	6,741,075	28,620
Total current liabilities	18,187,755	8,873,669
Convertible note payable – non-current, net of discount of $0 and $384,799 at September 30, 2018 and December 31, 2017, respectively.	-	460,082
Total Liabilities	18,187,755	9,333,751

Stockholders’ equity
Preferred stock - $0.001 par value, Authorized 20,000,000 shares. Series A - Issued and outstanding 500,000 and 500,000 shares at September 30, 2018, 2018 and December 31, 2017, respectively; Series B - Issued and outstanding 811,148 and 811,148 shares at September 30, 2018 and December 31, 2017, respectively.	1,311	1,311
Common stock - $0.001 per value. Authorized 100,000,000 shares. Issued and outstanding 16,939,862 and 15,202,965 shares at September 30, 2018, and December 31, 2017, respectively.	16,940	15,203
Additional paid-in capital	27,098,224	24,455,291
Statutory Reserve	458,334	458,334
Accumulated deficit	(14,542,119)	(14,583,080)
Accumulated other comprehensive income	(527,459)	323,776
Total stockholders’ equity	12,505,231	10,670,835
Total liabilities and stockholders’ equity	$30,692,986	$20,004,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$7,725,583	$31,025	$21,811,804	$30,411

Cost of goods sold	(5,452,125)	(19,697)	(15,632,191)	(19,308)

Gross Profit	2,273,458	11,328	6,179,613	11,103

Operating expenses
Selling expense	36,748	37,469	115,291	110,194
Research and development	64,094	147,782	409,661	236,252
General and administrative	961,509	1,068,446	4,040,537	2,073,035
Total operating expenses	1,062,351	1,253,697	4,565,489	2,419,481

Operating income (loss)	1,211,107	(1,242,369)	1,614,124	(2,408,378)

Other income/(expense), net
Change in fair value of derivative liabilities	42,125	205,612	244,496	199,051
Interest expense	(151,518)	(168,573)	(459,445)	(356,256)
Other income/(expense)	21	372,711	(884)	373,512
Exchange gain (loss)	36,026	(18,257)	54,279	(35,342)
Total other income/(expense), net	(73,346)	391,493	(161,554)	180,965

Income (loss) from continuing operations before income taxes	1,137,761	(850,876)	1,452,570	(2,227,413)

(Provision) benefit for income taxes
Current	(514,400)	-	(1,411,609)	-
Deferred	-	123,068	-	220,860
Total (provision) benefit for income taxes	(514,400)	123,068	(1,411,609)	220,860

Income (loss) from continuing operations	623,361	(727,808)	40,961	(2,006,553)

Income from discontinued operations, net of taxes	-	-	-	4,495,392

Net income (loss)	623,361	(727,808)	40,961	2,488,839

Other comprehensive income (loss)
Foreign currency translation adjustment	(569,528)	39,845	(851,235)	108,164
Total comprehensive income (loss)	$53,833	$(687,963)	$(810,274)	$2,597,003

Earnings per share – Basic:
Loss from continuing operations	0.04	(0.07)	(0.00)	(0.20)
Discontinued operations	-	-	-	0.46
Net Income (loss)	$0.04	$(0.07)	$(0.00)	$0.26

Earnings per share – Diluted:
Loss from continuing operations	0.04	(0.07)	(0.00)	(0.15)
Discontinued operations	-	-	-	0.38
Net Income (loss)	0.04	(0.07)	(0.00)	0.21

Weighted average number of common shares outstanding - basic	16,757,163	10,640,453	16,388,438	9,846,791
Weighted average number of common shares outstanding - diluted	18,314,713	10,640,453	16,388,438	11,891,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from continuing operating activities:
Net income (loss)	$40,961	$2,488,839
Income from discontinued operations, net of taxes	-	(4,495,392)
Net income (loss) from continuing operations	40,961	(2,006,553)
Adjustments to reconcile net income to net cash used in continuing operating activities:
Bed Debt		237,998
Depreciation	24,381	29,527
Accrued interest	459,445	356,256
Stock compensation expense	1,832,592	-
Consulting fee	-	474,301
(Gain) loss on derivative liabilities	(244,496)	(199,051)
Deferred income tax	-	(241,452)
Changes in continuing operating assets and liabilities:
Accounts receivable	(7,102,323)	(14,002,636)
Prepaid expenses	44,787	47,169
Rent deposit and other receivables	(378,085)	(86,938)
Advance to suppliers	(1,286,661)	(1,071,968)
Due from related party – non-trade	5,590	611,155
Inventory	1,009,897	(10,588)
Deferred cost of goods sold	(5,174,438)	(10,049,349)
Accounts payable	(504,355)	7,579,497
Salary payable	473,289	157,968
Taxes payable	1,389,562	(409,408)
Advances from customers	6,863	31,968
Due to related parties		110,690
Other payables and accruals	775,814	407,319
Deferred revenue	7,077,606	14,666,825
Net cash used in operating activities	(1,549,571)	(3,367,270)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,774)	(58,427)
Payment of deposit for long-term investment	-	(734,561)
Net cash used in investing activities	(4,774)	(792,988)

Cash flows from financing activities:
Borrowings from related parties, net	235,219	30,346
Proceeds from sale of common stock	307,600	3,221,127
Proceeds from convertible notes	-	976,356
Net cash provided by financing activities	542,819	4,227,829

Effect of exchange rate change	(60,919)	(57,765)

Cash and cash equivalents:
Net increase	(1,072,445)	9,806
Balance at beginning of period	1,083,539	13,469
Balance at end of period	$11,094	$23,275

Non-cash financing activities:
Issuance of common stock for consulting services	$2,242,050	$234,396
Issuance of common stock for financing related services	$-	$1,022,156
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$457,564

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

The Company operates through a series of subsidiaries in the Peoples Republic of China as detailed in the following Organizational Chart. The Company had previously operated its business through its subsidiaries Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) and Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”). Kiwa Tianjin was dissolved on July, 11, 2012. Kiwa Shandong was disposed on April 12, 2017. Currently, the Company mainly operates its business through its subsidiaries Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (“Kiwa Beijing”) which was acquired in January 2016, Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”), which was incorporated in China in November 2016, Kiwa Bio-Tech Products (Hebei) Co., Ltd. (“Kiwa Hebei”), which was incorporated in China in December 2016, and Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. Xian Branch Company, (“Kiwa Xian”), which was incorporated in China in December 2017. In July 2017, the Company established Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd. (“Kiwa Asia”) to be the direct holding company of Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian and Kiwa Hebei. The Company established Inner Mongolia Jing Nong Investment & Management, Ltd. (“Kiwa Jing Nong”) in August 2017. The Company established Kiwa Bio-Tech (Shanxi) Engineering Co., Ltd. (“Kiwa Shanxi”) in February 2018. The Company established Kiwa Bio-Tech (Yangling) Co., Ltd. (“Kiwa Yangling”) and The Institute of Kiwa-Yangling Ecological Agriculture and Environment Research Co., Ltd. (“Kiwa Institute”) in March 2018.

Kiwa Bio-Tech Products Group Corporation (U.S.A)
100%
Kiwa Bio-Tech Products Group Ltd. (BVI)
100%
Kiwa Bio-Tech Asia Holdings, Ltd. (HK)
100%
Kiwa Bio-Tech Asia Holdings (Shenzhen) Ltd., (Registered in Shenzhen on July 2017)
100%
Kiwa Bio-Tech (Yangling) Co., Ltd., (Registered in Shanxi on March 2018)
100%
Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (Beijing)
100%
Kiwa Bio-Tech (Shenzhen) Co., Ltd (Registered in Shenzhen on November 2016)
100%
Kangdu Bio-Tech Hebei., Ltd. (Registered in Hebei on December 2016)
100%
Kiwa Bio-Tech (Shenzhen) Co., Ltd, Xian Branch Company (Registered in Xian on December 2017)
100%
Kiwa Bio-Tech (Shanxi) Engineering Co., Ltd. (Registered in Shanxi on February 2018)
100%
The Institute of Kiwa-Yangling Ecological Agriculture and Environment Research Center Co., Ltd. (Registered in Shanxi on March 2018)

Business

The Company develops, manufactures, distributes and markets innovative, cost-effective and environmentally safe bio-technological products for agricultural use. Our products are designed to enhance the quality of human life by increasing the value, quality and productivity of crops and decreasing the negative environmental impact of chemicals and other wastes.

2. Going Concern

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

The Company engages in the business for organically bio-fertilizer and its customers are mainly agricultural cooperative company and distributors who then resell its products to individual farmers. Because the crop growing cycle usually takes approximately 3 to 9 months in the agricultural industry, it will take approximately similar time frame of 3 to 9 months for farmers to harvest crops and to realize profits to repay the Company’s distributors. The Company’s current payment terms on these customers are ranging from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. As a result, the Company’s accounts receivable turnover ratio is normally low due to the nature of the Company’s business. In addition, the Company’s business is capital intensive as the Company needs to make advance payment to its suppliers to secure timely delivery and current market price of raw materials. Debt financing in the form of notes payable and loans from related parties have been utilized to finance the working capital requirements of the Company. As of September 30, 2018, the Company’s working capital was approximately $11.7 million and the Company had cash of approximately $11,000, with remaining current assets mainly composed of accounts receivable and advance to suppliers.

Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets and the future operating revenues generated from its products. Because the Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry, the Company expects its revenues from its innovated and highly effective products, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer, will continue to grow in its business. In addition, the Company’s marketing team is expanding to the Western areas of China and Hainan province and it expects its revenues will continue to grow in 2019. Meanwhile, the Company expects to continue to gain market shares in its existing sales channel bases in the Northern and the Southern areas of China due to the good quality of the products and better reputation in the industry. The Company believes these factors will enable it sufficiently to support its working capital needs for the next twelve months.

Management has considered its historical experience, the economic environment, trends in the Agricultural industry, the realization of the accounts receivables and advance to suppliers as of September 30, 2018. The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve-month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve-month period, the Company may have to consider supplementing its available sources of funds through the following sources:

●	the Company will continuously seek additional equity financing to support its working capital;
●	other available sources of financing from PRC banks and other financial institutions;
●	financial support and credit guarantee commitments from the Company’s major shareholder.

The Company has incurred recurring losses and does not have enough cash to support the operation without raising additional capital, within the one year from the date of the issuance of these financial statements. To the extent that the Company is unable to successfully raise the capital necessary to fund its future cash requirements on a timely basis and under acceptable terms and conditions, the Company may not have sufficient liquidity to maintain operations and repay its liabilities for the next twelve months. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. As a result, the Company may be unable to implement its current plans for expansion, repay its debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Principle of Consolidation

These consolidated unaudited condensed financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Kiwa BVI, Kiwa Asia Holdings Company, Kiwa Beijing, Kiwa Shenzhen, Kiwa Hebei, Kiwa Asia, Kiwa Yangling, Kiwa Shanxi, Kiwa Institute and Kiwa Jing Nong. All significant inter-company balances or transactions are eliminated on consolidation.

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

Other comprehensive income for the three and nine months ended September 30, 2018 and 2017 represented foreign currency translation adjustments and were included in the unaudited condensed consolidated statements of operations and comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

	As of September 30, 2018	As of December 31, 2017
Balance sheet items, except for equity accounts	6.8665	6.5098

	Three months ended September 30,
	2018	2017
Items in the statements of comprehensive income	6.8031	6.6721

	Nine months ended September 30,
	2018	2017
Items in the statements of comprehensive income	6.5137	6.8068

The exchange rates used to translate amounts in HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of September 30, 2018	As of December 31, 2017
Balance sheet items, except for equity accounts	7.8278	7.8149

	Three months ended September 30,
	2018	2017
Items in the statements of comprehensive income	7.8446	7.8143

	Nine months ended September 30,
	2018	2017
Items in the statements of comprehensive income	7.8398	7.7868

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unassured claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unassured claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU will have a material effect on the Company’s unaudited condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a material effect on the Company’s unaudited condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statement presentation or disclosures.

4. Accounts Receivable, net

As of September 30, 2018, and December 31, 2017, we had $6,764,523 and $28,620, respectively, of accounts receivable from the Company’s customers. The Company’s current payment terms on these customers are ranging typically from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. These customers are either agricultural cooperative company or distributors who then resell the Company’s products to individual farmers.

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

Accounts receivable consisted of the following:

	September 30, 2018	December 31, 2017
Accounts receivable	$6,764,523	$83,860
Less: Allowance for doubtful accounts	-	(55,240)
Accounts receivable, net	$6,764,523	$28,620

5. Prepaid Expense

Prepaid expenses consisted of the following:

	Notes	September 30, 2018	December 31, 2017
Prepaid office rent		$11,168	$41,487
Prepaid license Fee (for fertilizer)		-	26,115
Prepaid government filing expense		9,500	5,000
Prepaid consulting expenses	(1)	2,818,354	2,392,273
Others		19,345	9,397
Total		$2,858,367	$2,474,272

(1) Prepaid consulting expense for issuance of common stock for prepaid services. Pursuant to the indemnification terms of the services agreements, the Company has the rights to demand the full services being accomplished as scheduled during the service period and to enforce the consultants to pay pro-rata penalties if the consultants do not fulfill the contract services within the services periods. As of September 30, 2018, the Company evaluated the performance of the consultants and concluded all the contracts were on schedule of delivery. The company amortized the consulting fee over the service periods per agreements based on the progress of services delivered. For the three months ended September 30, 2018 and 2017, the amortization of consulting expense was $547,509 and $164,599, respectively. For the nine months ended September 30, 2018 and 2017, the amortization of consulting expense was $1,815,969 and $474,301, respectively.

6. Advance to suppliers

Advance to suppliers are mainly funds deposited for future raw material purchases. As a common practice in China’s agriculture industry, many of these vendors require a certain amount to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis as well as securing the current agreed upon purchase price. Since the Company anticipates the price of raw materials is on the rise in 2018, it entered large amount of purchase agreements with its major raw materials supplier and made prepayments in advance to secure a lower purchase price and timely delivery. As of September 30, 2018 and December 31, 2017, such advance to suppliers was $13,223,623 and $12,660,793, respectively.

7. Inventory

Inventory consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$1,360,285	$2,745,991
Finished goods	253,686	-
Packing materials	31,362	-
Total	$1,645,333	$2,745,991

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	September 30, 2018	December 31, 2017
Property, Plant and Equipment
Office equipment	$17,468	$15,899
Furniture	24,522	23,331
Leasehold improvement	86,850	91,609
Construction in progress	25,340	26,729
Others	554	1,106
Property, plant and equipment - total	$154,734	$158,674
Less: accumulated depreciation	(99,822)	(68,174)
Property, plant and equipment - net	$54,912	$90,500

Depreciation expense was $3,930 and $11,878 for the three months ended September 30, 2018 and 2017, and $24,381 and $29,527 for the nine months ended September 30, 2018 and 2017, respectively.

9. Deposit for Long-Term Investment

On June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.3 million). As of September 30, 2018, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.8 million). Due to certain administrative approval process from the Chinese government, the closing of the equity purchase agreement has been delayed. RMB 6,500,000 (approximately $1.0 million) will be paid upon completion of the land use rights ownership transfer and RMB 3,500,000 (approximately $0.5 million) will be paid upon completion of the business licenses transfer. The Company estimated the completion of the transfer will be sometime in March 2019.

10. Salaries payable

	September 30, 2018	December 31, 2017
Ms. Yvonne Wang (“Ms. Wang”)	$238,000	$175,000
Other Employees	499,757	116,401
Total	$737,757	$291,401

No salary was paid to Ms. Wang since December 2015. The Company expects to be in negotiations with Ms. Wang to settle these obligations.

11. Related Party Transactions

Due from related parties – non-trade

Amounts due from related parties consisted of the following as of September 30, 2018 and December 31, 2017:

Item	Nature	Notes	September 30, 2018	December 31, 2017

Mr. Wei Li	Non-trade	(1)	-	19,017
Mr. Xiaoqiang Yu	Non-trade	(2)	12,726	-
Total			$12,726	$19,017

(1) Mr. Wei Li

During the year ended December 31, 2017, Mr. Wei Li, the former chairman and CEO, founder and major shareholder of the Company, obtained a cash advance from the Company for operational purpose. The balance was repaid in March 2018.

(1) Mr. Xiaoqiang Yu

During the three months ended September 30, 2018, Mr. Xiaoqiang Yu, the general manager of the operations division of the Company, obtained a cash advance from the Company for operational purpose.

Due to related parties– non-trade

Amounts due to related parties consisted of the following as of September 30, 2018 and December 31, 2017:

Item	Nature	Notes	September 30, 2018	December 31, 2017

Ms. Wang	Non-trade	(1)	517,025	320,199
Ms. Feng Li (“Ms. Li”)	Non-trade	(2)	36,409	-
Total amount due to related parties			$553,434	$320,199

(1) Ms. Wang

Effective November 20, 2015, the Company appointed Ms. Wang as the Chairman of the Board and effective August 11, 2016, the Company’s Board of Directors has assigned Ms. Wang the additional titles of Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer. On April 15, 2018, Ms. Wang turned over the Acting Chief Financial Officer to her successor.

During the nine months ended September 30, 2018 and 2017, Ms. Wang paid various expenses on behalf of the Company. As of September 30, 2018, and December 31, 2017, the amount due to Ms. Wang was $517,025 and $320,199, respectively.

(2) Ms. Feng Li

Ms. Feng Li is a member of the Company’s board of directors and shareholder of the Company. Ms. Li held approximately 20% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock. Ms. Feng Li paid various expenses on behalf of the Company. As of September 30, 2018, and December 31, 2017, the amount due to Ms. Feng Li was $36,409 and $0, respectively.

12. Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2018	December 31, 2017
6% secured convertible notes – FirsTrust Group Inc. (1)	$107,562	$121,562
15% convertible notes- Mr. Geng Liu (1)	145,635	153,615
15% convertible notes- Mr. Junwei Zheng (1)	800,990	844,881
Less: notes discount	(171,716)	(386,776)
Convertible notes payable - total	882,471	733,282
Non-current	-	(460,082)
Current	$882,471	$273,200

(1) Convertible Notes Payable

Convertible notes payable consists of $107,562 of 6% secured convertible notes issued to FirsTrust Group Inc. on June 29, 2006, $145,635 (face amount $145,635 net of discount of $0) of 15% convertible note issued to Mr. Geng Liu on January 17, 2017, and $629,274 (face amount $800,990 net of discount of $171,716) of 15% convertible note issued to Mr. Junwei Zheng on May 9, 2017.

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

The Company also incurs a financial liquidated damages in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches any affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in Purchase Agreement, the Company has accrued the amounts of $52,006 and $61,730 for liquidated damages for the nine months ended September 30, 2018 and 2017, respectively. The Company also accrued $12,654 and $16,857 for interest at the rate of 15% per annum for the nine months ended September 30, 2018 and 2017, respectively. The total 15% interest accrued was $173,113 and $182,858 at September 30, 2018 and at December 31, 2017, respectively. The total accrued liquidated damages were $532,263 and $522,257 at September 30, 2018 and at December 31, 2017, respectively.

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

On September 19, 2018, the Company has entered a Settlement Agreement and Release with FirsTrust to settle the 6% secured convertible notes and interest and penalties. The Company has agreed to allow FirsTrust to effect a conversion in accordance with the terms of the 6% Note by October 18, 2018, and to make a cash payment of $500,000 by December 17, 2018. If the payment is not timely made, then FirsTrust shall be permitted to immediately effect further conversion in accordance with the terms of the 6% Notes into the Company’s shares, and the Company shall make a final cash payment of $340,000 by February 28, 2019. As of the date of this filing, the Settlement Agreement has not been carried out by the Company as agreed. The interest and penalties on this Note are continuously accrued in accordance with the original terms.

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

For the nine months ended September 30, 2018 and 2017, the Company recorded interest expense of $19,477 and $45,535 on the note, including the amortization of the debt discount resulting from the value of beneficial conversion feature, and the carrying value of the note as at September 30, 2018 was $145,635.

15% convertible notes- Mr. Junwei Zheng

On May 9, 2017, the Company entered a Convertible Note Agreement with Mr. Junwei Zheng with principal of RMB 30 million. The note bears interest at 15% per annum and will mature on May 8, 2019. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal and accrued interest to the Company’s common shares with a conversion price of $3.5 per share. In May 2017, the Company received partial principal totaled RMB 5.5 million ($800,990 equivalent USD at September 30, 2018) out of the RMB 30 million Convertible Note Agreement. In August 2017, Mr. Junwei Zheng informed the Company that he will not purchase the remaining convertible notes of RMB 24.5 million.

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

The fair value of embedded conversion feature was calculated using the BlackScholesMerton model based on the following variables on September 30, 2018:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 107.27% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 2.40%, for the conversion options

●	Expected lives of 0.58 years

●	Market price at remeasurement date of $0.75

On May 9, 2017, the Company recorded $569,784 as derivative liability for fair value of the conversion option. The initial carrying value of the Notes was $227,051. On December 31, 2017, the fair value of derivative liabilities was recalculated at $247,933. On September 30, 2018, the fair value of derivative liabilities was recalculated at $3,437. For the three and nine months ended September 30, 2018, the Company recognized a gain of $42,125 and $244,496, respectively, in change in fair value of derivative liabilities.

For the three and nine months ended September 30, 2018, the Company recorded interest expense of $102,374 and $307,915 on the note, including the amortization of the debt discount resulting from the value of the embedded conversion feature, and the carrying value of the note as of September 30, 2018 was $629,274.

13. Note Payable

On May 29, 2007, the Company issued a $360,000 promissory note (the “Promissory Note”) to an unrelated individual (the “Original Note holder”). This note bears interest at 18% per annum and was due on July 27, 2007. This note is currently in default and bears interest of 25% per annum (the “Default rate”) until paid in full. This note is secured by a pledge of shares of the Company’s common stock owned by Investlink (China) Limited (the “Pledged Shares”). The Company accrued $67,500 and $67,500 interest expense on note payable for the nine months ended September 30, 2018 and 2017, respectively.

As of December 31, 2016, the Original Note holder informed the Company that all right, title and interests in the Promissory Note has been assigned and transferred to FirsTrust. As of September 30, 2018, all of $360,000 of Promissory Note to FirsTrust is still outstanding, and total accrued interest of the Promissory Note is $1,016,800.

On September 19, 2018, the Company has entered a Settlement Agreement and Release with Firs Trust to settle the Notes and interest. The Company has agreed to make a cash payment of $200,000 and issue 300,000 Shares to FirsTrust by October 18, 2018 and to make a final cash payment of $260,000 by February 28, 2019. However, the Company has not performed its obligations in the Settlement Agreement and considered the payment terms as default and continued to accrue its interest after September 19, 2018.

14. Other Payables and accruals

Other payable consisted of the following:

	Notes	September 30, 2018	December 31, 2017
Stock subscription proceeds received in advance	(1)	$1,693,106	$1,718,642
Accrued expenses		209,347	36,240
R&D expense payable		423,565	309,555
Others		496,077	44,436
		$2,822,095	$2,108,873

(1). The Company received RMB 3.2 million (approximately $466,030 as at September 30, 2018) in 2016 from two unrelated potential investors, and additionally received RMB 8 million (approximately $1,227,075 as at September 30, 2018) in 2017 from one unrelated potential investors pending for stock issuances. The Company is in the process of negotiating the issuance price per shares of these stock subscriptions with the investors.

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

These shares of Series B Preferred Stock have a liquidation preference which is same with the Company’s Series A Preferred Stock and is entitled to vote on an as-converted basis as the holder of common stock and is convertible into the Company’s common stock on a one-for-one basis at any time at the option of the holder. The holders of preferred stock are entitled to receive noncumulative dividends, when and if declared by the board of directors. Dividends are not mandatory and shall not accrue. The Company shall have the right to redeem the Series B Preferred Stock, plus any accrued and unpaid dividends at a cash redemption price equal to the aggregate issuance price of $1.3 per share.

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

Common stock

During the nine months ended September 30, 2018, the Company issued 247,700 common shares to five individuals residing in China for net proceeds of $307,600. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

During the nine months ended September 30, 2018, the Company entered into ten consulting agreements and issued 1,347,918 shares of common stock to consultants for IR, Training system, and business development services based on market price of the shares at the transaction dates. The valuation of the shares utilized an average issuance price of $1.66 per share.

During the nine months ended September 30, 2018, the Company issued 15,234 common shares to one officer for salary payment based on the average stock price of his service period which valued at $16,622.

Conversion of convertible note

As disclosed in Note 13(1), on October 19, 2017, the Company issued total 14,151 common shares at $1.04 per share price to FirsTrust Group, Inc. for the conversion of convertible note.

As disclosed in Note 13(1), on December 13, 2017, the Company issued total 105,095 common shares at $0.75 per share price to FirsTrust Group, Inc. for the conversion of convertible note.

As disclosed in Note 13(1), on April 27, 2018, the Company issued total 126,045 common shares at $0.62 per share price to FirsTrust Group, Inc. for the conversion of convertible note.

Additional paid-in-capital

As disclosed in Note 13(1), on January 17, 2017, the Company issued RMB 1 million ($144,944 equivalent). Convertible Note to Mr. Geng Liu with BCF embedded. The Company evaluated the intrinsic value of the BCF as $45,094 at the issue date and recorded the amount into additional paid in capital. All other amounts recorded in additional paid in capital are derived from issuance of preferred shares or common shares as disclosed in the above.

16. Stock-based Compensation

On March 15, 2017, the Board of Directors approved a new stock option plan with ten years’ term. As of September 30, 2018, the Company has not granted any incentive compensation under this plan.

17. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities recorded at fair value on recurring basis that were accounted for at fair value as of:

September 30, 2018

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$3,437	$3,437
Total	—	—	$3,437	$3,437

December 31, 2017

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$247,933	$247,933
Total	—	—	$247,933	$247,933

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2018 and for the year ended December 31, 2017:

	Nine months ended September 30, 2018	Year ended December 31, 2017

Beginning balance	$247,933	$-
Fair value of derivative liabilities at inception	-	569,784
Change in fair value of derivative liabilities	(244,496)	(321,851)
Ending balance	$3,437	$247,933

18. Income Tax

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three and nine months ended September 30, 2018 and 2017 as it has no taxable income in the U.S.

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

The Company determined that there is no impact of GILTI for the year ending December 31, 2018, which the Company believes that it will be imposed a minimum tax rate of 10.5% and to the extent foreign tax credits are available to reduce its US corporate tax, which may result in no additional US federal income tax being due.

In accordance with the current tax laws in China, Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian, and Kiwa Hebei, Kiwa Shanxi, and Kiwa Yangling is subject to a corporate income tax rate of 25% on its taxable income. Kiwa Xian, Kiwa Hebei, Kiwa Shenzhen, and Kiwa Shanxi has not provided for any corporate income taxes since it had no taxable income for the three and nine months ended September 30, 2018. For the three months ended September 30, 2018, Kiwa Beijing recorded no income tax provision; Kiwa Yangling recorded RMB 3,483,206 or approximately $514,000 income tax provision. For the nine months ended September 30, 2018, Kiwa Beijing recorded RMB 3,074,370 or approximately $472,000 income tax provision; Kiwa Yangling recorded RMB 6,120,407 or approximately $940,000 income tax provision.

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

A reconciliation of the provision for income taxes from continuing operation determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Pre-tax income (loss) from continuing operation	$1,137,761	$(850,876)	$1,452,570	$(2,227,413)

U.S. federal corporate income tax rate	21%	34%	21%	34%
Income tax expense (benefit) computed at U.S. federal corporation income tax rate	238,930	(289,298)	305,040	(757,320)
Reconciling items:
Rate differential for PRC earnings	75,311	85,840	155,581	133,249
Change of valuation allowance	193,880	73,251	934,250	381,789
Effect of tax exempted income in BVI	6,279	7,139	16,738	21,422
Deferred tax used to offset tax liability	-	-	-	-
Effective tax expenses (benefits)	$514,400	$(123,068)	$1,411,609	$(220,860)

The Company had deferred tax assets from continuing operation as follows:

	September 30, 2018	December 31, 2017

Net operating losses carried forward by parent Company in the US	$2,098,681	$1,746,802
Net operating losses carried forward by China Subsidiaries except for Kiwa Beijing	630,161	311,925
Less: Valuation allowance	(2,728,842)	(2,058,727)

Net deferred tax assets	$-	$-

As of September 30, 2018 and December 31, 2017, the Company had approximately $13.0 million and $9.5 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the parent Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of the Company’s PRC subsidiaries could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of September 30, 2018, and December 31, 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and six months ended September 30, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of September 30, 2018 and December 31, 2017.

19. Commitments and Contingencies

The Company has the following material contractual obligations:

(1) Investment in manufacturing facilities in Penglai City, Shandong Province in China

As disclosed in Note 9, on June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.3 million). As of December 31, 2017, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.8 million) and is committed to pay the remaining RMB10,000,000 based on the payment milestone in the equity purchase agreement. RMB 6,500,000 (approximately $1.0 million) will be paid upon completion of the land use rights ownership transfer and RMB 3,500,000 (approximately $0.5 million) will be paid upon completion of the business licenses transfer.

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

(4) Lease payments

The Company entered various lease agreements for business purpose. The future lease payments at September 30, 2018 are summarized below:

Twelve months ending September 30, 2019	$53,356
Twelve months ending September 30, 2020	12,632
Twelve months ending September 30, 2021	4,709
Thereafter	-
Total minimum lease payment	$70,697

20. Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of September 30, 2018, and December 31, 2017, $11,094, and $1,083,539 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended September 30, 2018, one customer accounted for 99% for the Company’s total sales. For the nine months ended September 30, 2018, four customers accounted for 36%, 32%, 20% and 10% for the Company’s total sales. For the three and nine months ended September 30, 2017, five customers accounted for 23%, 14%, 14%, 14% and 14% for the Company’s total sales.

As of September 30, 2018, three customers accounted for 42%, 30% and 27% of the Company’s accounts receivable. As of December 31, 2017, three customers accounted for 52%, 22% and 14% of the Company’s accounts receivable.

For the three months ended September 30, 2018, one supplier accounted for 94% of the Company’s total purchases. For the nine months ended September 30, 2018, three suppliers accounted for 53%, 24% and 17% of the Company’s total purchases.

For the three months ended September 30, 2017, one supplier accounted for 93% of the Company’s total purchase. For the nine months ended September 30, 2017, one supplier accounted for 93% of the Company’s total purchase.

As of September 30, 2018, three suppliers accounted for 76%, 13% and 11% of the Company’s accounts payable, respectively. As of December 31, 2017, two suppliers accounted for 67% and 27% of the Company’s accounts payable, respectively.

As of September 30, 2018, two suppliers accounted for 55% and 44% and of the Company’s advance to suppliers. As of December 31, 2017, one supplier accounted for 97% of the Company’s advance to suppliers.

21. Subsequent Events

On October 12, 2018, Kiwa Bio-Tech Products Group Corp. got the approval for the use of a parcel of land from the Administrative Committee of Yangling Agricultural High-tech Industry Demonstration Zone to construct a new manufacturing facility to help meet the growing demand in China for bio-fertilizers. Yangling Free Trade Zone has agreed to offer Kiwa Bio-Tech approximately US$432,975 (3,000,000 RMB) in incentives and provide tax preferences for the first three years of production.

The manufacturing facility will specialize in developing and producing Kiwa Bio-Tech’s core microbes, the fundamental components for making high-quality bio-fertilizers. The total facility construction area is approximately 8.77 acres, and will include fermentation and production terminals, agricultural produce sorting facilities and storage, a research and development institute and corresponding ancillary facilities. The construction of the manufacturing facility is expected to be completed in 2020 and have a production capacity of 60,000 tons of Kiwa Bio-Tech’s core microbes. The annual production value is expected to be over US$65 million (approximately 462 million RMB).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

The Company currently mainly operates its business through its subsidiaries Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (“Kiwa Beijing”) which was acquired in January 2016, Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”), which was incorporated in China in November 2016, Kiwa Bio-Tech Products (Hebei) Co., Ltd. (“Kiwa Hebei”), which was incorporated in China in December 2016, and Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. Xian Branch Company, (“Kiwa Xian”), which was incorporated in China in December 2017. In July 2017, the Company established Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd. (“Kiwa Asia”) to be the direct holding company of Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian and Kiwa Hebei. The Company established Inner Mongolia Jing Nong Investment & Management, Ltd. (“Kiwa Jing Nong”) in August 2017. The Company established Kiwa Bio-Tech (Shanxi) Engineering Co., Ltd. (“Kiwa Shanxi”) in February 2018. The Company established Kiwa Bio-Tech (Yangling) Co., Ltd. (“Kiwa Yangling”) and The Institute of Kiwa-Yangling Ecological Agriculture and Environment Research Co., Ltd. (“Kiwa Institute”) in March 2018.

The Company develops, manufactures, distributes and markets innovative, cost-effective and environmentally safe bio-technological products for agricultural use. Our products are designed to enhance the quality of human life by increasing the value, quality and productivity of crops and decreasing the negative environmental impact of chemicals and other wastes.

On October 12, 2018, the Company got the approval from the Administrative Committee of Yangling Agricultural High-tech Industry Demonstration Zone to obtain land to construct a new manufacturing facility to help meet the growing demand in China for bio-fertilizers. Yangling Free Trade Zone has agreed to offer the Company approximately US$432,975 (3,000,000 RMB) in incentives and provide tax preferences for the first three years of production. The manufacturing facility will specialize in developing and producing Kiwa Bio-Tech’s core microbes, the fundamental components for making high-quality bio-fertilizers. The total facility construction area is approximately 8.77 acres, and will include fermentation and production terminals, agricultural produce sorting facilities and storage, a research and development institute and corresponding ancillary facilities. The construction of the manufacturing facility is expected to be completed in 2020 and have a production capacity of 60,000 tons of Kiwa Bio-Tech’s core microbes. The annual production value is expected to be over US$65 million (approximately 462 million RMB).

Principal Factors Affecting Our Financial Performance

We believe that the following factors that would affect our financial performance:

We believe that the following factors could affect our financial performance:

●	Change in the Chinese Government Policy on agricultural industry. The Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry. Below is a list of government policies issued by the Chinese Government to promote green environment and these policies are either directly or indirectly to encourage the end users of the bio-fertilizer to use more organic related products. Unfavorable changes to these policies could affect demand of our products that we produce and could materially and adversely affect the results of operations. Although we have generally benefited from these policies by using our bio-fertilizer to enhances the capacity of plants to transform inorganic materials to organic products, to boost overall plant health and productivity and not to deteriorate landfall soil.

○	In April 2008, the Ministry of Finance of PRC issued Circular No. 2008-56 to tax-exempt value-added taxes on all organically fertilizer related products effectively from June 1, 2008.

○	In January 2016, the PRC State Council official website issued statements to fasten the agricultural modernization process.

○	In June 2016, the PRC State Council issued Circular No. 2016-31 to prevent further deterioration of landfall soil action plan.

○	In February 2017, the PRC State Council official website issued statements to promote agricultural structural reform on accelerating the cultivation in the agricultural development.

○	In February 2017, the Ministry of Agriculture of PRC issued Circular No. 2017-02 to carry out replacement of chemical bio-fertilizers by organically bio-fertilizers action plan on vegetables, fruits and teas planting.

○	In April 2017, the Ministry of Agriculture of PRC issued Circular No. 2017-06 to implementing five major action plans on agriculture green development with an action plan for replacing chemical bio-fertilizers with organically bio-fertilizers on vegetables, fruits and teas planting under action plan No. 2-2.

○	In April 2018, at the second meeting of the 13th National People’s Congress meeting, the Minister of the Agriculture and Rural Affairs has pronoun that the Chinese government will continue to promote green environment, to ensure food safety and food qualify for the people in the PRC, and to provide more education and training cause to the farmer in the Agriculture industry. Follow up with the second meeting, in July 2018, the Chinese government is in the process of setting up some government grants to these companies or individuals, including but not limited, organic fertilizer production companies, organic fertilizer raw materials (livestock and poultry excrement) storage and transportation companies, users of organic fertilizer, and users of organic fertilizer production machinery.

●	Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintained close relationships with institutes in the PRC.

○	We signed a strategic cooperation agreement with China Academy of Agricultural Science’s Institute of Agricultural Resources & Regional Planning and Institute of Agricultural Economy & Development. Pursuant to the Agreement, we will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, we will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018.

○	In March 2018, Kiwa Bio-Tech has established a Research Institute of Ecological Agriculture and Environmental Research. Based on cooperation with various Universities including the China Agriculture University, Northwest University, Northwest A&F University, Harbin Institute of Technology and Tsinghua University, we believe that it can secure a leading position in the KETS technology in the next thirty years. In comparison to our existing technology, Ecology Technological Sustainability (“KETS”) technology is comprised of microorganisms with a larger scale of micro-flora. The micro-flora could significantly increase the beneficial microorganism in the soil that enhances the yield of the plant crops and prevents soil ecological problems. The newly upgraded technology will be applied to the main crop planting areas and presently-polluted arable areas for soil restoration.

●	Experienced Management. Management’s technical knowledge and business relationships give us the ability to secure more sales orders with our customers. If there were to be any significant turnover in our senior management, it could deplete the institutional knowledge held by our existing senior management team.

●	Large Scale Customer Relationship. We have contracts with major customers that are distributors of our products. Our sales efforts focus on these distributors which place large recurring orders and present less credit risk to us. For the three months ended September 30, 2018, one customers accounted for 98% for the Company’s total sales. Should we lose any large-scale customer in the future and are unable to obtain additional customers, our revenues will suffer.

●	Competition. Our competition includes a number of publicly traded companies in the PRC and privately-held PRC-based companies that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Some of our competitors have achieved greater market penetration but with less sophisticated technological innovation than our products as there were in the transition period from being the chemical bio-fertilizer producers to the organically bio-fertilizer producers. We believe that we have a better competitive advantage over them as we are the pioneer within our markets. Some of our competitors competed within our markets have lesser financial and other resources than us as they have established their companies a few years behind us. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

Results of Operations

Three months ended September 30, 2018 and September 30, 2017

The following table summarizes the results of our operations during the three months periods ended September 30, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Three months Ended September 30,		Change	Change
Statement of Operations Data:	2018	2017	(Amount)	(Percentage)

Revenues	$7,725,583	$31,025	$7,694,558	24,801%
Cost of goods sold	(5,452,125)	(19,697)	(5,432,428)	27,580%
Gross profit	2,273,458	11,328	2,262,130	19,969%
Operating expenses
Research and development	36,748	37,469	(721)	(2)%
Selling expenses	64,094	147,782	(83,688)	(57)%
General and administrative	961,509	1,068,446	(106,937)	(10)%
Total operating expenses	1,062,351	1,253,697	(191,346)	(15)%
Operating Income (Loss)	1,211,107	(1,242,369)	2,453,476	(197)%
Other income/(expense), net
Change in fair value of derivative liabilities	42,125	205,612	(163,487)	(80)%
Interest expense	(151,518)	(168,573)	17,055	(10)%
Other income/ (expense)	21	372,711	(372,690)	(100)%
Exchange gain (loss)	36,026	(18,257)	54,283	(297)%
Total other income/(expense), net	(73,346)	391,493	(464,839)	(119)%
Income (loss) from continuing operations before income taxes	1,137,761	(850,876)	1,988,637	(234)%

(Provision) benefit for income taxes
Current	(514,400)	-	(514,400)	(100)%
Deferred	-	123,068	(123,068)	(100)%
Total (provision) benefit for income taxes	(514,400)	123,068	(637,468)	(518)%

Income (loss) from continuing operations	623,361	(727,808)	1,351,169	(186)%
Income from discontinued operations, net of taxes	-	-	-	-
Net Income (loss)	$623,361	$(727,808)	$1,351,169	(186)%

Revenue

Revenue increased by approximately $7.7 million or 24,801%, to approximately $7.7 million in the three months ended September 30, 2018 from $31,025 in the three months ended September 30, 2017. The increase is mainly due to: 1) more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry; 2) more sales are achieved in different regions of the PRC, such as Hainan Province, Guangdong Province and Shanxi Province upon establishment of our sales office in different regions, and 3) introduction of our new product, Bio-water soluble fertilizer and Microbial Agent, during the three months ended September 30, 2018. As a result, our revenue increased significantly for the three months ended September 30, 2018 as compared to the same period in 2017. In addition, there are no revenue being deferred for the three months ended September 30, 2018, as compared to $5.9 million of our revenues being deferred for the three months ended September 30, 2017, as discusses in the non-GAAP analysis section below.

We currently realized revenue in four major product categories of Biological Organic Fertilizer, Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer. We sold and shipped Compound Microbial Fertilizer in the third quarter of 2017 and recorded the shipment amount in deferred revenue as our revenue recognition criteria has not been met. Our revenues from our major product category are summarized as follows:

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Revenue in USD	$3,812,127	$31,025	$3,781,102	12,187%
Quantity sold in tons	21,529	162	21,367	13,189%
Average selling price	$177.07	$191.51	$(14.44)	(8)%

Compound Microbial Fertilizer
Sold and shipped in USD	$2,048,318	$-	$2,048,318	100%
Quantity sold in tons	6,530	-	6,530	100%
Average selling price	$313.68	$-	$313.68	100%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$1,851,723	$-	$1,851,723	100%
Quantity sold in tons	2,656	-	2,656	100%
Average selling price	$697.18	$-	$697.18	100%

Microbial Inoculum Fertilizer
Sold and shipped in USD	$13,415	$-	$13,415	100%
Quantity sold in tons	18	-	18	100%
Average selling price	$745.28	$-	$745.28	100%

Revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer and Microbial Inoculum Fertilizer increased by approximately $3.8 million, $2.0 million, $1.9 million and $13,415 or 12,187%, 100%, 100% and 100% to $3.8 million, $2.0 million, $1.9 million and $13,415, respectively, in the three months ended September 30, 2018 from $31,025, $0, $0, and $0 in the three months ended September 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers and we have deferred most of our revenue to be recognized for products shipped during the three months ended September 30, 2017.

Compound Microbial Fertilizer is adding appropriate amount of nitrogen, phosphorus, potassium and other nutrients into Biological Organic Fertilizer. Through the action of organic matter and beneficial microorganisms, the utilization rate of nitrogen, phosphorus, potassium can be significantly improved. The Bio-Water Soluble Fertilizer is mainly another form of the biological fertilizer that we firstly introduced in the first quarter of 2018. It is in the form of powder which has high water solubility, and it is convenient for the farmers to use during the drop irrigation. Microbial Inoculum Fertilizer is an environment-friendly biological soil conditioner that made of compound high-silicon, calcium, and mineral raw materials, on the basis of dissolving-phosphorus, dissolving-potassium, and disease-resistant microbial agents. It is rich in highly active microorganisms, which can improve the micro-ecological environment in the soil, transform and reduce heavy metal toxicity, release the plant growth stimulants, promote crop growth, and enhance the stress resistance. Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer generally contain more microorganism and have a higher effectiveness on the productivity of crops and increasing the value and quality of the crops harvested than Biological Organic Fertilizer. As a result, our Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer generally have a higher average selling price as compared to Biological Organic Fertilizer.

Because the Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry, we expect our revenues from our innovated and highly effective products, Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer will continue to grow in a higher rate than that from Biological Organic Fertilizer. Our Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer generally have a higher effectiveness on the productivity of crops that are suitable for promoting green environment. In addition, our marketing team is expanding to the Western areas of China and Hainan province and we expect our revenues will continue to grow in the fourth quarters of 2018. Meanwhile, we expect to continue to gain more market shares in our existing sales channel bases in the Northern and the Southern areas of China due to the good quality of the products and better reputation in the industry.

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

We have sold and shipped approximately $7.7 million of our products and collected cash during the three months ended September 30, 2018, thus all of the revenue recognition criteria were met. We have sold and shipped approximately $5.9 million of our products during the three months ended September 30, 2017, however the collectability criteria of revenue recognition have not yet been met, thus we have deferred majority of these revenues to be recognized in the future periods when our collectability of payments will be assured.

Our sales and shipment from our two major products categories are summarized as follows including revenue recognized and deferred under U.S. GAAP:

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Revenue in USD	$3,812,127	$2,369,119	$1,443,008	61%
Quantity sold in tons	21,529	13,162	8,367	64%
Average selling price	$177.07	$180.00	$(2.92)	(2)%

Compound Microbial Fertilizer
Sold and shipped in USD	$2,048,318	$3,528,125	$(1,479,807)	(42)%
Quantity sold in tons	6,530	10,700	(4,170)	(39)%
Average selling price	$313.68	$329.73	$(16.05)	(5)%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$1,851,723	$-	$1,851,723	100%
Quantity sold in tons	2,656	-	2,656	100%
Average selling price	$697.18	$-	$697.18	100%

Microbial Inoculum Fertilizer
Sold and shipped in USD	$13,415	$-	$13,415	100%
Quantity sold in tons	18	-	18	100%
Average selling price	$745.28	$-	$745.28	100%

The sales and shipment of all our products increased in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry, and we added more diversity of our products, and therefore we can be able to attract more customers as discussed above. In addition, the increase is also attributable to more sales are achieved in different region of the PRC, such as Hainan Province, Guangdong Province and Shanxi Province upon establishment of our sales office in different regions. The increase is also slightly attributable to the introduction of our new product, Bio-water soluble fertilizer and Microbial Inoculum Fertilizer, in 2018.

Average selling prices of Biological Organic Fertilizers decreased by $2.92 or 2% in the three months ended September 30, 2018 as compared with the same period of 2017. In the third quarter of 2018, our headquarters moved to Yangling, China, and our marketing team is expanding to the western region. We lowered our average selling prices in order to quickly occupy the market and gain more market shares through the four newly established four sales channels in Shanxi Province. In additional, our customers are willing to cooperate with our supply chain financing model as discussed above, which they cooperated with the third-party financing companies to obtain approval of advancing and paying off our accounts receivable without waiting for the downstream customers of harvesting crops and realizing their profits to repay us in approximately 3 to 9 months as compared to the same period in 2017. By cooperating with our supply chain financing model, our customers will have to bear additional cost on interest and insurance expenses. As a result, we intend to slightly decrease the selling price as we were able to receive our accounts receivable sooner than the 3 to 9 months period.

Average selling prices of Compound Microbial Fertilizer decreased by $16.05 or 5% in the three months ended September 30, 2018 as compared with the same period of 2017 mainly due to the reason as discussed above.

Cost of Revenue

Our cost of revenues from our major product category are summarized as follows:

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Cost of sold and shipped in USD	$2,578,292	$19,697	$2,558,595	12,990%
Quantity sold and shipped in tons	21,529	162	21,367	13,190%
Average unit cost	$119.76	$121.59	$(1.82)	(1)%

Compound Microbial Fertilizer
Cost of sold and shipped in USD	$1,607,258	$-	$1,607,258	100%
Quantity sold and shipped in tons	6,530	-	6,530	100%
Average unit cost	$246.13	$-	$246.13	100%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$1,254,140	$-	$1,254,140	100%
Quantity sold in tons	2,656	-	2,656	100%
Average unit cost	$472.19	$-	$472.19	100%

Microbial Inoculum Fertilizer
Sold and shipped in USD	$12,435	$-	$12,435	100%
Quantity sold in tons	18	-	18	100%
Average unit cost	$690.83	$-	$690.83	100%

Cost of revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer increased by approximately $2.6 million, $1.6 million, 1.3 million, and $12,435 or 12,990%, 100%, 100% and 100% to approximately $2.6 million, $1.6 million, $1.3 million, and $12,435 in the three months ended September 30, 2018 from $19,697, $0, $0, and $0 in the three months ended September 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers and we have deferred all of our revenue to be recognized for products shipped during the three months ended September 30, 2017. As a result, our cost of revenue increased accordingly along with our sales.

Non-GAAP analysis

Our cost of goods sold for our two major products categories are summarized as follows including cost of goods sold recognized and deferred under U.S. GAAP:

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Cost of sold and shipped in USD	$2,578,292	$1,639,315	$938,977	57%
Quantity sold and shipped in tons	21,529	13,162	8,367	64%
Average unit cost	$119.76	$124.55	$(4.79)	(4)%

Compound Microbial Fertilizer
Cost of sold and shipped in USD	$1,607258	$2,413,924	$(806,666)	(33)%
Quantity sold and shipped in tons	6,530	10,700	(4,170)	(39)%
Average unit cost	$246.13	$225.60	$20.53	9%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$1,254,140	$-	$1,254,140	100%
Quantity sold in tons	2,659	-	2,659	100%
Average unit cost	$471.66	$-	$471.66	100%

Microbial Inoculum Fertilizer
Sold and shipped in USD	$12,435	$-	$12,435	100%
Quantity sold in tons	18	-	18	100%
Average unit cost	$690.83	$-	$690.83	100%

The costs of goods sold of all of our products increased in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers as discussed above. As a result, our cost of revenue increased accordingly along with our sales.

Average unit cost of Biological Organic Fertilizers decreased by $4.79 or 4% in the three months ended September 30, 2018 as compared with the same period of 2017 mainly due to increase in unit production causing the overhead cost allocation to each unit become lower. Average unit of Compound Microbial Fertilizer increased by $20.53 or 9% in the three months ended September 30, 2018 as compared with the same period of 2017 mainly due to the ingredient mix of raw material price increase of approximately 16%. The Chinese government has implemented strict environmental protection policies, resulting in a variety of raw material prices increased, therefore, the average unit cost goes higher.

Gross Profit

Our gross profit from our major product category are summarized as follows:

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$1,233,835	$11,327	$1,222,508	10,793%
Gross Profit Percentage	32.4%	36.5%	(4.1)%	(11)%

Compound Microbial Fertilizer
Gross Profit	$441,060	$-	$441,060	100%
Gross Profit Percentage	21.5%	-	21.5%	100%

Bio-Water Soluble Fertilizer
Gross Profit	$597,583	$-	$597,583	100%
Gross Profit Percentage	32.3%	-	32.3%	100%

Microbial Inoculum Fertilizer
Gross Profit	$980	$-	$980	100%
Gross Profit Percentage	7.3%	-	7.3%	100%

Gross profit for four of our products increased by 10,793%, 100%, 100% and 100% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers and we have deferred most of our revenue to be recognized for products shipped during the three months ended September 30, 2017.

Non-GAAP analysis

Our total gross profit from our two major products categories are summarized as follows including the gross profit recognized and deferred under U.S. GAAP:

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$1,233,835	$729,804	$504,031	69%
Gross Profit Percentage	32.4%	30.8%	1.6%	5%

Compound Microbial Fertilizer
Gross Profit	$441,060	$1,114,200	$(673,140)	(60)%
Gross Profit Percentage	21.5%	31.6%	(10.1)%	(32)%

Bio-Water Soluble Fertilizer
Gross Profit	$597,583	$-	$597,583	100%
Gross Profit Percentage	32.3%	-	32.3%	100%

Microbial Inoculum Fertilizer
Gross Profit	$980	$-	$980	100%
Gross Profit Percentage	7.3%	-	7.3%	100%

Gross profit percentage for Biological Organic Fertilizer increased from 30.8% for the three months ended September 30, 2017 to 32.4% for the three months ended September 30, 2018 mainly due to the average unit cost is slightly lower than decrease in selling price as discussed above.

Gross profit percentage for Compound Microbial decreased from 31.6% for the three months ended September 30, 2017 to 21.5% for the three months ended September 30, 2018 mainly due to the decrease in selling price of our products is higher than the decrease in unit cost as discussed above. In the third quarter of 2018, the company headquarters base moved to Yangling, China, and our marketing team is expanding to the western region. We lowered our average selling prices in order to quickly occupy the market and gain more market shares through the four newly established four sales channels in Shanxi Province.

Although the raw material prices remained the same during the three months ended September 30, 2018 as compared to the same period of 2017, the average selling prices decreases in order to quickly occupy the market and gain more market shares through the four newly established four sales channels in Shanxi Province. In additional, our customers are willing to cooperate with our supply chain financing model as discussed above, which they cooperated with the third-party financing companies to obtain approval of advancing and paying off our accounts receivable without waiting for the downstream customers of harvesting crops and realizing their profits to repay us in approximately 3 to 9 months as compared to the same period in 2017. By cooperating with our supply chain financing model, our customers will have to bear additional cost on interest and insurance expenses. As a result, we intend to slightly decrease the selling price as we were able to receive our accounts receivable sooner than the 3 to 9 months period.

Research and Development Expenses

Research and development expenses was approximately $37,000 (RMB 250,000) for the three months ended September 30, 2018, keeping the same as the prior comparable period of RMB 250,000 in RMB and approximately $37,000 in USD. On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018. However, the Company is only liable for the annual funds to be provided to the extent of the contract obligations performed by CAAS IARRP and IAED, and the agreement is terminable before the three years’ commitment date based on negotiations of both parties. The Company contributed approximately $37,000 (RMB 250,000) for the three months ended September 30, 2018. The Company plans to contribute the remaining balance quarterly until the date of the Agreement expired on November 19, 2018.

Selling Expenses

Selling expenses for the three months ended September 30, 2018 and 2017 were $64,094 and $147,782, respectively. Selling expenses include salaries of sales personnel, sales commission, travel and entertainment as well as freight out expenses. The decrease in selling expenses is mainly due to the decrease of salary expenses because the labor cost is lower in Yangling than Shenzhen and Beijing.

General and Administration Expenses

General and administrative expenses decreased by approximately 10% from approximately $1.1 million in the three months period ended September 30, 2017 to approximately $0.9 million in the same period in 2018. General and administrative expenses include professional fees, officers’ compensation, depreciation and amortization, salaries, travel and entertainment, rent, office expense and telephone expense. In the third quarter 2018, our headquarter base moved to Yangling. Beijing and Shenzhen office were downsizing. The average cost of running a business in Yangling is significantly lower, which reduced the general and administration expenses in general. The decrease in general and administration expenses was approximately $0.5 million, which offset by an increase of consulting expense for approximately $0.3 million in 2018. Therefore, the general and administrative expenses decreased.

Interest Expense

Net interest expense was $151,518 and $168,573 for the three months ended September 30, 2018 and 2017, respectively, representing an decrease of approximately $17,055 or 10%. Interest expense included accrued interest on convertible note and other note payable, and the amortization of the convertible note discount for the three months ended September 30, 2018 and 2017. The decrease in interest expenses is mainly attributed to the fluctuation of the exchange rate.

Net Income (loss)

Net income (loss) for the three months ended September 30, 2018 increased by approximately 186% from a loss of $727,808 to a profit of $623,361. Such change was the result of the combination of the changes as discussed above.

Results of Operations for Nine months ended September 30, 2018 and September 30, 2017

The following table summarizes the results of our operations during the nine months periods ended September 30, 2018 and 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Nine months Ended September 30,		Change	Change
Statement of Operations Data:	2018	2017	(Amount)	(Percentage)

Revenues	$21,811,804	$30,411	$21,781,393	71,623%
Cost of goods sold	(15,632,191)	(19,308)	(15,612,883)	80,862%
Gross profit	6,179,613	11,103	6,168,510	55,557%
Operating expenses
Research and development	115,291	110,194	5,097	5%
Selling expenses	409,661	236,252	173,409	73%
General and administrative	4,040,537	2,073,035	1,967,502	95%
Total operating expenses	4,565,489	2,419,481	2,146,008	89%
Operating Income (Loss)	1,614,124	(2,408,378)	4,022,502	(167)%
Other income/(expense), net
Change in fair value of derivative liabilities	244,496	199,051	45,445	23%
Interest expense	(459,445)	(356,256)	(103,189)	29%
Other income/ (expense)	(884)	373,512	(374,396)	(100)%
Exchange gain (loss)	54,279	(35,342)	89,621	(254)%
Total other income/(expense), net	(161,554)	180,965	(342,519)	(189)%
Income (loss) from continuing operations before income taxes	1,452,570	(2,227,413)	3,679,983	(165)%

(Provision) benefit for income taxes
Current	(1,411,609)	-	(1,411,609)	(100)%
Deferred	-	220,860	(220,860)	(100)%
Total (provision) benefit for income taxes	(1,411,609)	220,860	(1,632,469)	(739)%

Income (loss) from continuing operations	40,961	(2,006,553)	2,047,514	(102)%
Income from discontinued operations, net of taxes	-	4,495,392	(4,495,392)	(100)%
Net Income (loss)	$40,961	$2,488,839	$(2,447,878)	(98)%

Revenue

Revenue increased by approximately $21.8 million or 71,623%, to approximately $21.8 million in the nine months ended September 30, 2018 from $30,411 in the nine months ended September 30, 2017. The increase is mainly due to: 1) more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry; 2) more sales are achieved in different regions of the PRC, such as Hainan Province, Guangdong Province and Shanxi Province upon establishment of our sales office in different regions, and 3) introduction of our new product, Bio-water soluble fertilizer and Microbial Inoculum Fertilizer, during the nine months ended September 30, 2018. As a result, our revenue increased significantly for the nine months ended September 30, 2018 as compared to the same period in 2017. In addition, approximately $7.1 million and $14.7 million of our revenues was being deferred for the nine months ended September 30, 2018 and September 30, 2017 respectively, as discusses in the non-GAAP analysis section below.

We currently realized revenue in three major product categories of Biological Organic Fertilizer, Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer. We sold and shipped Biological Organic Fertilizer and Compound Microbial Fertilizer in the first three quarters of 2017 and recorded the selling amount in deferred revenue as our revenue recognition criteria has not been met. Our revenues from our major product category are summarized as follows:

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Revenue in USD	$10,938,259	$30,411	$10,907,848	35,868%
Quantity sold in tons	59,231	162	59,069	36,462%
Average selling price	$184.67	$187.72	$(3.05)	(2)%

Compound Microbial Fertilizer
Sold and shipped in USD	$8,978,185	$-	$8,978,185	100%
Quantity sold in tons	26,579	-	26,579	100%
Average selling price	$337.79	$-	$337.79	100%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$1,881,945	$-	$1,881,945	100%
Quantity sold in tons	2,731	-	2,731	100%
Average selling price	$689.10	$-	$689.10	100%

Microbial Inoculum Fertilizer
Sold and shipped in USD	$13,415	$-	$13,415	100%
Quantity sold in tons	18	-	18	100%
Average selling price	$745.28	$-	$745.28	100%

Revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer increased by approximately $10.9 million, $9.0 million, $1.9 million, and $13,415 or 35,868%, 100%, 100% and 100% to $10.9 million, $9.0 million, $1.9 million, and $13,415, respectively, in the nine months ended September 30, 2018 from $30,411, $0, $0, and $0 in the nine months ended September 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers and we have deferred most of our revenue to be recognized for products shipped during the nine months ended September 30, 2017.

Compound Microbial Fertilizer is adding appropriate amount of nitrogen, phosphorus, potassium and other nutrients into Biological Organic Fertilizer. Through the action of organic matter and beneficial microorganisms, the utilization rate of nitrogen, phosphorus, potassium can be significantly improved. The Bio-Water Soluble Fertilizer is mainly another form of the biological fertilizer that we firstly introduced in the first quarter of 2018. It is in the form of powder which has high water solubility, and it is convenient for the farmers to use during the drop irrigation. Microbial Inoculum Fertilizer is an environment-friendly biological soil conditioner that made of compound high-silicon, calcium, and mineral raw materials, on the basis of dissolving-phosphorus, dissolving-potassium, and disease-resistant microbial agents. It is rich in highly active microorganisms, which can improve the micro-ecological environment in the soil, transform and reduce heavy metal toxicity, release the plant growth stimulants, promote crop growth, and enhance the stress resistance. Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer generally contain more microorganism and have a higher effectiveness on the productivity of crops and increasing the value and quality of the crops harvested than Biological Organic Fertilizer. As a result, our Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer generally have a higher average selling price as compared to Biological Organic Fertilizer.

Because the Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry, we expect our revenues from our innovated and highly effective products, Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer will continue to grow in a higher rate than that from Biological Organic Fertilizer. Our Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer generally have a higher effectiveness on the productivity of crops that are suitable for promoting green environment. In addition, our marketing team is expanding to the Western areas of China and Hainan province and we expect our revenues will continue to grow in the fourth quarters of 2018. Meanwhile, we expect to continue to gain more market shares in our existing sales channel bases in the Northern and the Southern areas of China due to the good quality of the products and better reputation in the industry.

Non-GAAP analysis

We have sold and shipped approximately $29.0 million of our products during the nine months ended September 30, 2018, approximately $7.1 million of which the collectability criteria of revenue recognition have not yet been met, thus we deferred these revenues until when our collectability of payments will be assured. We have sold and shipped $14.7 million of our products during the nine months ended September 30, 2017, for almost all of which the collectability criteria of revenue recognition has not yet been met, thus we have deferred those revenues until when our collectability of payments will be assured.

Our sales and shipment from our two major products categories are summarized as follows including revenue recognized and deferred under U.S. GAAP:

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Revenue in USD	$14,300,609	$8,016,544	$6,284,065	78%
Quantity sold in tons	92,403	45,462	46,941	103%
Average selling price	$154.76	$176.34	$(21.58)	(12)%

Compound Microbial Fertilizer
Sold and shipped in USD	$12,693,441	$6,680,682	$6,012,759	90%
Quantity sold in tons	44,579	20,720	23,859	115%
Average selling price	$284.74	$322.43	$(37.69)	(12)%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$1,881,945	$-	$1,881,945	100%
Quantity sold in tons	2,731	-	2,731	100%
Average selling price	$689.10	$-	$689.10	100%

Microbial Inoculum Fertilizer
Sold and shipped in USD	$13,415	$-	$13,415	100%
Quantity sold in tons	18	-	18	100%
Average selling price	$745.28	$-	$745.28	100%

The sales and shipment of all our products increased in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and we added more diversity of our products, and therefore we can be able to attract more customers as discussed above. In addition, the increase is also attributable to more sales are achieved in different region of the PRC, such as Hainan Province, Guangdong Province and Shanxi Province upon establishment of our sales office in different regions. The increase is also slightly attributable to the introduction of our new products, Bio-water soluble fertilizer and Microbial Inoculum fertilizer, in 2018.

Average selling prices of Biological Organic Fertilizers decreased by $21.58 or 12% in the nine months ended September 30, 2018 as compared with the same period of 2017. In the third quarter of 2018, our headquarters moved to Yangling, China, and our marketing team is expanding to the western region. We lowered our average selling prices in order to quickly occupy the market and gain more market shares through the four newly established sales channels in Shanxi Province. In additional, our customers are willing to cooperate with our supply chain financing model as discussed above, which they cooperated with the third-party financing companies to obtain approval of advancing and paying off our accounts receivable without waiting for the downstream customers of harvesting crops and realizing their profits to repay us in approximately 3 to 9 months as compared to the same period in 2017. By cooperating with our supply chain financing model, our customers will have to bear additional cost on interest and insurance expenses. As a result, we slightly decreased the selling price as we were able to receive our accounts receivable sooner than the 3 to 9 months period.

Average selling prices of Compound Microbial Fertilizer increased by $37.69 or 12% in the nine months ended September 30, 2018 as compared with the same period of 2017 mainly due to the same reason as discussed above. Therefore, the average selling prices goes lower.

Cost of Revenue

Our cost of revenues from our major product category are summarized as follows:

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Cost of sold and shipped in USD	$7,412,374	$19,308	$7,393,066	38,290%
Quantity sold and shipped in tons	59,231	162	59,069	36,462%
Average unit cost	$125.14	$119.19	$5.95	5%

Compound Microbial Fertilizer
Cost of sold and shipped in USD	$6,933,138	$-	$6,933,138	100%
Quantity sold and shipped in tons	26,579	-	26,579	100%
Average unit cost	$260.85	$-	$260.85	100%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$1,274,244	$-	$1,274,244	100%
Quantity sold in tons	2,731	-	2,731	100%
Average unit cost	$466.59	$-	$466.59	100%

Microbial Inoculum Fertilizer
Sold and shipped in USD	$12,435	$-	$12,435	100%
Quantity sold in tons	18	-	18	100%
Average unit cost	$690.83	$-	$690.83	100%

Cost of revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer and Microbial Inoculum Fertilizer increased by approximately $7.4 million, $6.9 million, $1.3 million, and $12,435 or 38,290%, 100%, 100% and 100% to approximately $7.4 million, $6.9 million, $1.3 million, and $12,435 in the nine months ended September 30, 2018 from $19,308, $0, $0, and $0 in nine months ended September 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers and we have deferred most of our revenue to be recognized for products shipped during the nine months ended September 30, 2017. As a result, our cost of revenue increased accordingly along with our sales.

Non-GAAP analysis

Our cost of goods sold for our two major products categories are summarized as follows including cost of goods sold recognized and deferred under U.S. GAAP:

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Cost of sold and shipped in USD	$9,679,008	$5,419,723	$4,259,285	79%
Quantity sold and shipped in tons	92,403	45,462	46,941	103%
Average unit cost	$104.75	$119.21	$(14.46)	(12)%

Compound Microbial Fertilizer
Cost of sold and shipped in USD	$9,843,482	$4,648,934	$5,194,548	112%
Quantity sold and shipped in tons	44,579	20,720	23,859	115%
Average unit cost	$220.81	$224.37	$(3.56)	(2)%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$1,274,704	$-	$1,274,704	100%
Quantity sold in tons	2,731	-	2,731	100%
Average unit cost	$466.75	$-	$466.75	100%

Microbial Inoculum Fertilizer
Sold and shipped in USD	$12,435	$-	$12,435	100%
Quantity sold in tons	18	-	18	100%
Average unit cost	$690.83	$-	$690.83	100%

The costs of goods sold of all of our products increased in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers as discussed above. As a result, our cost of revenue increased accordingly along with our sales.

Average unit cost of Biological Organic Fertilizers decreased by $14.46 or 12% in the nine months ended September 30, 2018 as compared with the same period of 2017 mainly due to increase in unit production causing the overhead cost allocation to each unit become lower.

Average unit of Compound Microbial Fertilizer decreased by $3.56 or 2% in the nine months ended September 30, 2018 as compared with the same period of 2017 mainly due to the same reason as discussed above.

Gross Profit

Our gross profit from our major product category are summarized as follows:

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$3,525,885	$10,103	$3,515,782	34,799%
Gross Profit Percentage	32.2%	36.5%	(4.3)%	(12)%

Compound Microbial Fertilizer
Gross Profit	$2,045,047	$-	$2,045,047	100%
Gross Profit Percentage	22.8%	-	22.8%	100%

Bio-Water Soluble Fertilizer
Gross Profit	$607,701	$-	$607,701	100%
Gross Profit Percentage	32.3%	-	32.3%	100%

Microbial Inoculum Fertilizer
Gross Profit	$980	$-	$980	100%
Gross Profit Percentage	7.3%	-	7.3%	100%

Gross profit for all four of our products increased 34,799%, 100%, 100%, and 100% for the nine months ended September 30, 2018 as compared to nine months ended September 30, 2017 mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers and we have deferred most of our revenue to be recognized for products shipped during the nine months ended September 30, 2017 as discussed above.

Non-GAAP analysis

Our total gross profit from our two major products categories are summarized as follows including the gross profit recognized and deferred under U.S. GAAP:

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$4,621,601	$2,596,821	$2,024,780	78%
Gross Profit Percentage	32.3%	32.4%	(0.1)%	(0)%

Compound Microbial Fertilizer
Gross Profit	$2,849,959	$2,031,748	$818,211	40%
Gross Profit Percentage	22.5%	30.4%	(8.0)%	(26)%

Bio-Water Soluble Fertilizer
Gross Profit	$607,241	$-	$607,241	100%
Gross Profit Percentage	32.3%	-	32.3%	100%

Microbial Inoculum Fertilizer
Gross Profit	$980	$-	$980	100%
Gross Profit Percentage	7.3%	-	7.3%	100%

Gross profit percentage for Biological Organic Fertilizer decreased from 32.4% for the nine months ended September 30, 2017 to 32.3% for the nine months ended September 30, 2018 mainly due to the decrease in selling price of our products is greater than the increase in unit cost as discussed above.

Gross profit percentage for Compound Microbial decreased from 30.4% for the nine months ended September 30, 2017 to 22.5% for the nine months ended September 30, 2018 mainly due to the decrease in selling price of our products is greater than the decrease in unit cost as discussed above.

In the third quarter of 2018, our headquarters moved to Yangling, China, and our marketing team is expanding to the western region. We lowered our average selling prices to quickly occupy the market and gain more market shares through the four newly established sales channels in Shanxi Province. In addition, our customers are willing to cooperate with our supply chain financing model as discussed above, which they cooperated with the third-party financing companies to obtain approval of advancing and paying off our accounts receivable without waiting for the downstream customers of harvesting crops and realizing their profits to repay us in approximately 3 to 9 months as compared to the same period in 2017. By cooperating with our supply chain financing model, our customers will have to bear additional cost on interest and insurance expenses. As a result, we decide to sell at a lightly lower rate per unit as we were able to receive our accounts receivable sooner than the 3 to 9 months period.

Research and Development Expenses

Research and development expenses was approximately $115,000 (RMB 750,000) for the nine months ended September 30, 2018, keeping the same as the prior comparable period of RMB 750,000 and approximately $110,000 in USD. On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018. However, the Company is only liable for the annual funds to be provided to the extent of the contract obligations performed by CAAS IARRP and IAED, and the agreement is terminable before the three years’ commitment date based on negotiations of both parties. The Company contributed approximately $115,000 (RMB 750,000) for the nine months ended September 30, 2018. The Company plans to contribute the remaining balance quarterly until the date of the Agreement expired on November 19, 2018.

Selling Expenses

Selling expenses for the nine months ended September 30, 2018 and 2017 were approximately $410,000 and $236,000, respectively. Selling expenses include salaries of sales personnel, sales commission, travel and entertainment as well as freight out expenses. The increase in selling expenses is mainly due to the increase of salary expenses. The increase in salary expenses is mainly because we have hired more sales managers in the first half year of 2018 for the marketing of our products offset by the reduction of salary expenses during the third quarter of 2018 due to our relocation to the city of Yanglin.

General and Administration Expenses

General and administrative expenses increased by approximately 95% from approximately $2.1 million in the nine months period ended September 30, 2017 to approximately $4.0 million in the same period in 2018. General and administrative expenses include professional fees, officers’ compensation, depreciation and amortization, salaries, travel and entertainment, rent, office expense and telephone expense. The increase in general and administrative expenses is mainly attributed to business expansion and the establishment of Kiwa Xian in December 2017, Kiwa Shanxi in February 2018, and Kiwa Yangling in March 2018 where we did not have such expenses in the nine months ended September 30, 2017, which contributed approximately $1.0 million increase. In addition, approximately $1.4 million increase of G&A expenses are attributable to the increase of professional fees, such as attorneys, auditors, financial consultants, IT consultants, and business strategic and development consultants as we need more professional to assist and support us for our business expansion.

Interest Expense

Net interest expense was $459,445 and $356,256 for the nine months ended September 30, 2018 and 2017, respectively, representing an increase of approximately $103,189 or 29%. Interest expense included accrued interest on convertible note and other note payable, and the amortization of the convertible note discount for the nine months ended September 30, 2018 and 2017. The increase in interest expenses is mainly attributed to newly issuance a 15% convertible note issued in the middle of May 2017 where we incurred only four-and-a-half-month interest expense during the nine months ended September 30, 2017 on the notes for the nine months ended September 30, 2017.

Income from discontinued operations, net of taxes

Gain from discontinued operations, net of taxes was $0 and $4,495,392 for the nine months ended September 30, 2018 and 2017, respectively, which results in an increase of $4,495,392 from discontinued operations, net of taxes for the nine months ended September 30, 2018 to the same period of 2017. Due to suffering from losses for several years, On February 11, 2017, the Company executed an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) whereby the Company transferred all of its right, title and interest in Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Shandong”) to the Transferee for RMB 1.00. The government processing of the transaction was completed on April 12, 2017. This transaction was completed and effective on April 12, 2017. The Company recorded a net gain of approximately $4.5 million during the nine months ended September 30, 2017 based on the discharge of the excess liabilities over the assets of the Kiwa Shandong.

Net Income (loss)

Net income for the nine months ended September 30, 2018 decreased by approximately 98% from $2,488,839 to $40,961. Such change was the result of the combination of the changes as discussed above.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying unaudited condensed consolidated balance sheets as of September 30, 2018, and the unaudited condensed consolidated statements of operations and comprehensive income, and cash flows for the three and nine months ended September 30, 2018, and the related notes thereto, for further discussion of our accounting policies.

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

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. The unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our business is capital intensive as we need to make advance payment to our suppliers to secure timely delivery and current market price of raw materials. Debt financing in the form of notes payable and loans from related parties have been utilized to finance our working capital requirements. As of September 30, 2018, our working capital was approximately $11.7 million and we had cash of approximately $11,000, with remaining current assets mainly composed of accounts receivable, advance to suppliers and deferred cost of goods sold.

We may have to consider supplementing our available sources of funds for operations through the following sources:

●	We will continuously seek additional equity financing to support our working capital;
●	other available sources of financing from PRC banks and other financial institutions; and
●	financial support and credit guarantee commitments from our major shareholder

The following table set forth summary of our cash flows for the periods indicated:

	For the nine months ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$(1,549,571)	$(3,367,270)
Net cash used in investing activities	(4,774)	(792,988)
Net cash provided by financing activities	542,819	4,227,829
Effect of exchange rate changes on cash	(60,919)	(57,765)
Net increase in cash	(1,072,445)	9,806
Cash, beginning of period	1,083,539	13,469
Cash, end of period	$11,094	$23,275

Operating Activities

Net cash used in operating activities was approximately $1.5 million for the nine months ended September 30, 2018, compared to cash used in operating activities of approximately $3.4 million for the same period in 2017. Net cash used in operating activities for the nine months ended September 30, 2018 was primarily attributable to 1) increase of approximately $7.1 million of accounts receivable as we shipped out approximately $7.1 million products and pending for collection during the period; 2) increased of approximately of $1.3 million advance to suppliers as we previously secure current market price of raw materials purchases which we were anticipating the raw materials price is on the rise in the near future and we have received significant portion of the inventory for production and shipment accordingly during the period; 3) decreased of approximately of $0.5 million account payables to paid our suppliers; 4) increase of approximately $0.4 million of rent deposit and other receivables; offset by 5) increase of approximately $7.1 million of deferred revenue and increase of approximately $5.2 million of deferred cost of goods sold as we deferred our revenues and cost of goods sold due to our evaluation of the collectability with our customers until all revenue recognition criteria under the five-step model have been met; 6) approximately $1.8 million of non-cash stock compensation issued for consulting fees and officer salaries; 7) increase of approximately $1.4 million of taxes payable as we incurred more taxes payables from our operations; 8) decrease of approximately $1.0 million of inventory as we have shipped out more products on our inventory that we previously stocked up for productions during the period; 9) increase of approximately $0.8 million of other payables and accruals as we incurred more payables from our operations and 10) increase of approximately $0.5 million of salary payables as we incurred more payables to employees.

Investing Activities

Net cash used in investing activities was approximately $4,800 in the nine months ended September 30, 2018, which was mainly attributable to purchase of office equipment. Net cash used in investing activities was $0.8 million for the nine months ended September 30, 2017.

Financing Activities

Net cash provided by financing activities was approximately $0.5 million for the nine months ended September 30, 2018 and net cash provided by financing activities was approximately $4.2 million for the nine months ended September 30, 2017. The cash inflow for the nine months ended September 30, 2018 was mainly resulted from $0.2 million which we borrowed from our related parties for working capital purpose and $0.3 million from sale of common stocks.

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

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB 8.28 to approximately US$1.00 = RMB 8.11. So far the trend of such appreciation continues. The exchange rate of U.S. Dollar against RMB on September 30, 2018 was US$1.00 = RMB 6.8665.

Commitments and Contingencies

See Note 19 to the Unaudited Condensed Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

(b) Changes in Internal Control over Financial Reporting

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (FASB ASC Topic 606). There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the current quarter ended September 30, 2018 to have materially affected the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of shares of Company Common Stock issued for cash, the conversion of convertible debentures or as stock compensation to consultants during the period from January 1, 2018 through November 19, 2018, which were not registered under the Securities Act:

Stock Purchase for cash	247,700 shares

Consultant Fees	1,347,918 shares

Conversion of Convertible Note	126,045 shares

Salary Compensation	15,234 shares

Total	1,736,897 shares

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

November 19, 2018	By:	/s/ Yvonne Wang
Yvonne Wang, Interim Chief Executive Officer

