Form 10-Q/A
period 2017-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2019-03-15
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

There were 16,885,260 shares of the issuer’s common stock outstanding as of March 14, 2019.

Explanatory Note

On October 17, 2017, Kiwa Bio-Tech Products Group Corporation (the “Company”) filed a Current Report on Form 8-K with the Securities and Exchange Commission stating that it had concluded that the Company’s previously issued consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the year then ended should not be relied upon and that the Company would file with the Securities and Exchange Commission amendments to the aforementioned Annual Report and affected Quarterly Reports to restate the financial statements included therein.

Following a re-audit of the Company’s Annual Financial Statement by Friedman LLP, the Company’s new independent registered public accounting firm, on November 22, 2017 the Company filed an amended Annual Report on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2016. That Amended Annual Report incorporated restated financial statements which properly accounted for all matters which were the subject of the prior conclusion that the Annual Report should no longer be relied upon. Such restatements resolved all issues which were the basis of the Company’s prior advice that the originally filed Annual Report should no longer be relied upon.

While the financial statements for the period ended March 31, 2017 were previously restated in the Company’s Form 10-Q for the quarter ended March 31, 2018 (see Note 2 to that filing for details), this Amended Form 10-Q for the quarter ended March 31, 2017 is being filed to update the previously filed report for that period in order to be consistent with the Company’s subsequent filings.

Specifically, this Amended 10-Q is being filed in order to restate:

a)	Revenue and cost of goods sold were deferred as the Company considers the revenue recognition criteria are not met as of March 31, 2017 and therefore defers the revenue and cost of goods sold until payments were collected;
b)	Recognition of the relative fair value of beneficial conversion feature (“BCF”) into additional paid in capital and debt discount and amortize value over the term of the convertible notes issued on January 17, 2017;
c)	Reclassification of the balance due from Kangtan Gerui (Beijing) Bio-Tech Co, Ltd (“Gerui”), which Ms. Feng Li, a member of the Company’s board of directors and shareholder of the Company (Ms. Li held approximately 12.93% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock), is also a 23% shareholder of Gerui, from other receivables - third party to other receivables – related party as of March 31, 2017 and December 31, 2016, respectively;
d)	Reclassification of Kiwa Shandong as discontinued operations. The Company executed an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) on February 11, 2017 whereby the Company transferred all of its right, title and interest in Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Shandong”) to the Transferee for the RMB 1.00. The government approval and processing of the transaction was completed on April 12, 2017. This transaction was considered as completed and effective on April 12, 2017.

This amendment of the Company’s financial statements for the period ended March 31, 2017 results in the statements for this period being consistent with the Company’s financial statements for the Quarter ended September 30, 2017 and thereafter.

The Company’s amended Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2017 and June 30, 2017 (filed concurrently herewith) and the restated financial statements included therein properly account for all matters which were the subject of the prior conclusion that the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those quarters should no longer be relied upon. Such restatements have resolved all issues which were the basis of the Company’s prior advice with respect to reliance on such financials statements.

As a result thereof, the Company’s board of directors has concluded that all of the Company’s currently issued consolidated financial statements, including but not limited to the Company’s First Amendment to Form 10-Q for the three months ended March 31, 2017 may be relied upon and that the full review of the Company’s financial statements for all periods which was the basis of the Company’s prior non-reliance guidance have been successfully completed.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$140,101	$13,469
Accounts receivable, net	3,772,440	1,122,754
Prepaid expenses	1,272,619	1,417,554
Other receivables	1,098,150	38,897
Deferred cost of goods sold	2,067,140	-
Advance to suppliers	139,148	1,880,044
Total current assets	8,489,598	4,472,718
OTHER ASSETS
Property, plant and equipment - net	46,310	55,319
Rent deposit – non current	34,803	34,519
Deferred tax assets	270,676	-
Due from related party	1,329,166	1,522,434
Total non-current assets	1,680,955	1,612,272
Total assets	$10,170,553	6,084,990

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$1,089,736	1,073,094
Due to related parties	270,541	261,259
Convertible notes payable, net of discount	259,425	150,250
Notes payable	360,000	360,000
Salary payable	1,184,300	1,154,921
Taxes payable	637,052	414,970
Interest payable	1,577,638	1,524,988
Deferred revenue	3,149,844	-
Other payables and accruals	852,065	924,875
Current liabilities of discontinued operations	4,515,640	4,464,685
Total current liabilities	13,896,241	10,329,042

SHAREHOLDER’S EQUITY
Preferred stock - $0.001 par value, Authorized 20,000,000 shares. Issued and outstanding 500,000 and 500,000 shares at March 31, 2017 and December 31, 2016, respectively.	500	500
Common stock - $0.001 per value. Authorized 100,000,000 shares. Issued and outstanding $9,798,981 and 2,000,000 shares at March 31, 2017 and December 31, 2016, respectively	9,799	8,729
Additional paid-in capital	16,278,903	15,234,878
Statutory Reserve	127,473	127,473
Accumulated deficit	(20,052,715)	(19,561,255)
Accumulated other comprehensive loss	(89,648)	(54,377)
Total stockholders’ deficiency	(3,725,688)	(4,244,052)
Total liabilities and shareholder’s equity	$10,170,553	6,084,990

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(LOSS)

(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
	(As Restated)
Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

Operating expenses
Research and development	36,291	38,764
Selling expenses	36,286	-
General and administrative	394,307	70,781
Total operating expenses	466,884	109,545
Operating income (loss)	(466,884)	(109,545)

Other income/(expense), net
License revenue	-	267,010
Interest expense	(61,793)	(47,004)
Total other income/(expense), net	(61,793)	220,006

Income (loss) from continuing operations before income taxes	(528,677)	110,461

(Provision) benefit for income taxes
Current	(219,356)	-
Deferred	270,747	-
Total (provision) benefit for income taxes	51,391	-

Income (loss) from continuing operations	(477,286)	110,461

Loss from discontinued operations, net of taxes	(14,220)	(54,331)

Net Income (loss)	(491,506)	56,130

Other comprehensive income
Foreign currency translation adjustment	(35,271)	(35,093)
Total comprehensive income (loss)	(526,777)	$21,037

Earnings (loss) per share - Basic:
Income (loss) from continuing operations	(0.05)	$0.05
Discontinued operations	(0.00)	(0.02)
Net Income (loss)	(0.05)	$0.03

Earnings per share – Diluted:
Income (loss) from continuing operations	(0.05)	$0.02
Discontinued operations	(0.00)	(0.01)
Net Income (loss)	(0.05)	$0.01

Weighted average number of common shares outstanding - basic	9,073,759	2,241,743
Weighted average number of common shares outstanding - diluted	9,073,759	4,098,410

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended 2017	Three months ended 2016
	(As restated)
Cash flows from operating activities:
Net income (loss)	$(491,506)	$56,130
Loss from discontinued operations, net of taxes	14,220	54,331
Net income (loss) from continuing operations	(477,286)	110,461
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	9,466	-
Accrued interest	61,793	47,005
Stock compensation expense	157,050	-
Deferred income tax benefit	(51,391)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,641,137)	(40,616)
Other receivables	(1,059,210)	(185,206)
Advance to suppliers	1,756,189	-
Prepaid expenses	(12,017)	-
Deferred cost of goods sold	(2,067,680)	-
Deferred tax assets	(270,747)	-
Accounts payable	7,813	-
Salary payable	29,303	42,000
Due from related party	205,850	38,230
Taxes payable	218,724	-
Other payable and accruals	(40,951)	(10,523)
Deferred revenue	3,150,667	-
Net cash provided by (used in) operating activities in continuing operation	(1,023,564)	1,351
Net cash provided by (used in) operating activities	(1,023,564)	1,351

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	27,000	38,500
Proceeds from sales of common stock	1,000,000	-
Proceeds from convertible note	145,165	-
Net cash provided by financing activities	1,172,165	38,500

Effect of exchange rate change	(21,969)	2,073

Cash and cash equivalents:
Net increase	126,632	41,924
Balance at beginning of period	13,469	721
Balance at end of period	$140,101	42,645

Non-cash financing activities:

Issuance of common stock for debt settlement	$-	$3,141,000
Issuance of common stock for financing related service	$85,400	$-
Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The Company operates through a series of subsidiaries in the Peoples Republic of China as detailed in the following Organizational Chart. The Company had previously operated its business through its subsidiaries Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”) and Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin ”). Kiwa Tianjin has been dissolved since July, 11, 2012. On February 11, 2017, the Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest in Kiwa Shandong to the Transferee for RMB ¥1.00. The government approval and processing of the transaction was completed on April 12, 2017. This transaction was considered as completed and effective on April 12, 2017.

Business

The Company’s business plan is to develop and market innovative, manufacture, distribute cost-effective and environmentally safe bio-technological products for agriculture markets primarily in China. The Company has acquired technologies to produce and market bio-fertilizer.

2. Summaries of Significant Accounting Policies

Principle of Consolidation

These consolidated unaudited condensed financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Kiwa BVI, Hong Kong Baina Group Holding Company, Kiwa Baiao Bio-Tech (Beijing) Co., Ltd (“Kiwa Beijing”), Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Kiwa Shandong”). All significant inter-company balances or transactions are eliminated on consolidation.

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

Accounts Receivables

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience, the economic environment, trends in the microbial fertilizer industry, and a review of the current status of trade accounts receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. Such allowances, if any, would be recorded in the period the impairment is identified. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. There was $55,240 allowance for doubtful accounts at March 31, 2017 and December 31, 2016.

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

Useful Life
(In years)
Buildings	30 - 35
Machinery and equipment	5 - 10
Automobiles	8
Office equipment	2 - 5
Computer software	3
Leasehold improvements	The shorter of the lease term and useful life

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

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC Topic 740, “Income Tax,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance when it is more likely than not that the assets will not be recovered.

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of March 31	As of December 31
	2017	2016
Balance sheet items, except for equity accounts	6.8905	6.9472

	Three months ended March 31,
	2017	2016
Items in the statements of comprehensive loss	6.8887	6.5395

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

3. Accounts Receivable, net

Accounts receivable consisted of the following:

	March 31, 2017	December 31, 2016
Accounts receivable	$3,827,680	$1,177,994
Less: Allowance for doubtful accounts	(55,240)	(55,240)
Accounts receivable, net	$3,772,440	$1,122,754

4. Other Receivable

Other receivable consisted of the following:

	March 31, 2017	December 31, 2016
Weifang Deluke Fertilizer Co., Ltd.	$978,918	$-
Advance to employees	53,842	38,897
Others	65,390	-
	$1,098,150	$38,897

On May 10, 2017, the Company collected from Weifang Deluke Fertilizer Co., Ltd. of repayments totaled RMB 6,860,000 or approximately $996,000.

5. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	March 31, 2017	December 31, 2016
Property, Plant and Equipment
Buildings	$-	$-
Machinery and equipment	-	-
Automobiles	-	-
Office equipment	904	896
Furniture	7,903	7,838
Leasehold improvement	67,466	66,896
Property, plant and equipment - total	$76,253	$75,630
Less: accumulated depreciation	(29,943)	(20,311)

Property, plant and equipment - net	$46,310	$55,319

Depreciation expense was $9,466 and $nil for the three months ended March 31, 2017 and 2016, respectively.

All of our property, plant and equipment have been held as collateral to secure the 6% Notes (see Note 12).

6. Related Party Transactions

Amounts due from related parties consisted of the following as of March 31, 2017 and December 31, 2016:

Item	Nature	Notes	March 31, 2017	December 31, 2016

Kangtan Gerui (Beijing) Bio-Tech Co., Ltd. (“Gerui”)	Non-trade	(1)	1,329,166	1,522,434
Total			$1,329,166	$1,522,434

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

Amounts due to related parties consisted of the following as of March 31, 2017 and December 31, 2016:

Item	Nature	Notes	March 31, 2017	December 31, 2016

Ms. Yvonne Wang (“Ms. Wang”)	Non-trade	(1)	73,798	100,798

CAAS IARRP and IAED Institutes	Trade	(2)	196,743	160,461
Total			$270,541	$261,259

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

7. Convertible Notes Payable

Convertible notes payable - current consists of $ 150,250 of 6% secured convertible notes issued to FirsTrust Group Inc. on June 29, 2006 and $109,175 (face amount $145,127 net of discount of $35,952) of 15% convertible note issued to Mr. Geng Liu on January 17, 2017.

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

The Company also incurs a financial liquidated damages in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches any affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in Purchase Agreement, the Company has accrued the amounts of $20,239 and $18,886 liquidated damages for the three months ended March 31, 2017 and 2016, respectively. The Company also accrued $5,557 and $5,619 for interest at the rate of 15% per annum for the three months ended March 31, 2017 and 2016, respectively. The total 15% interest was $188,919 at March 31, 2017. The total accrued liquidated damages were $502,566 at March 31, 2017.

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

15% convertible notes- Mr. Geng Liu

On January 17, 2017, the Company entered a Convertible Note Agreement with Mr. Geng Liu with principal of RMB 3 million. The note bears interest at 15% per annum and will mature on January 16, 2018. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal to the Company’s common shares with a conversion price of $0.90 per share. As of March 31, 2017, the Company has received partial principal totaled RMB 1 million ($145,127 equivalent revalued as at March 31, 2017).

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

For the three months ended March 31, 2017, the Company recorded interest expense of $13,497 on the note, including the amortization of the debt discount resulting from the value of beneficial conversion feature, and the carrying value of the note as at March 31, 2017 was $109,175.

8. Note payable

On May 29, 2007, the Company issued a $360,000 promissory note (the “Promissory Note”) to an unrelated individual (the “Original Note holder”). This note bears interest at 18% per annum and was due on July 27, 2007. This note is currently in default and bears interest of 25% per annum (the “Default rate”) until paid in full. This note is secured by a pledge of shares of the Company’s common stock owned by Investlink (China) Limited (the “Pledged Shares”). The Company accrued $22,500 and $22,500 interest expense on note payable for the three months ended March 31 and 2016, respectively.

As of December 31, 2016, the Original Note holder informed the Company that all right, title and interests in the Promissory Note has been assigned and transferred to FirsTrust. As of March 31, 2017, all of $360,000 of Promissory Note to FirsTrust is still outstanding, and total accrued interest of the Promissory Note is $ 881,800. The Company has begun preliminary discussion with FirsTrust with regards to a potential settlement of the Note, but no agreement has been reached yet.

9. Other payables and accruals

Other payable and accruals includes the payables to two unrelated potential investors, accrued expenses and other liabilities. As of March 31, 2017, two potential investors have made the payments approximately $464,408 to the Company and the investment agreements have not finalized. As of March 31, 2017, the balance of other payables and accruals was $852,065.

10. Stockholders’ Equity (Deficiency)

During the three months ended March 31, 2017, the Company issued 1,000,000 common shares to one individual residing in China for net proceeds of $1,000,000.

During the three months ended March 31, 2017, the Company entered into one consulting agreement and issued 70,000 shares of common stocks to consultants for financing services based on market price of issuance.

11. Stock-based Compensation

On March 15, 2017, the Board of Directors approved a new stock option plan with ten years’ term. As of March 31, 2017, the Company has not granted any option yet.

12. Income Tax

In accordance with the current tax laws in China, Kiwa Beijing is subject to a corporation income tax rate of 25% on its taxable income. For the three months ended March 31, 2017, it recorded income tax provision for RMB1,511,077 or approximately USD219,356.

No provision for taxes is made for U.S. income tax as the Company has no taxable income in the U.S. In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2017	2016

Pre-tax income (loss)	$(528,677)	$110,461
Income tax computed at U.S. federal corporate income tax rate	(179,750)	37,557
Reconciling items:
Rate differential	18,519	(90,577)
Change of valuation allowance	102,700	53,020
Non-deductible expenses	7,140	-
Effective tax expense	$(51,391)	$-

The Company had deferred tax assets as follows:

	March 31, 2017	December 31, 2016

Net operating losses	$3,565,236	$2,555,064
Less: Valuation allowance	(3,294,560)	(2,555,064)
Net deferred tax assets	$270,676	$-

As of March 31, 2017, and December 31, 2016, the Company had approximately $10.5 million and $7.3 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Beijing could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant tax laws and regulations. As of March 31, 2017, the Company recorded $3,294,560 valuation allowance, and the deferred tax assets was $270,676.

As of March 31, 2017 and December 31, 2016, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the during three months ended March 31, 2017 and December 31, 2016, and no provision for interest and penalties is deemed necessary as of March 31, 2017 and December 31, 2016.

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

13. Discontinued Operations

The Company initiated the process of selling Kiwa Shandong to an unrelated third-party company at the end of 2016. The Company assessed that all the criteria required for the classification of Kiwa Shandong as held for sale have been met as at December 31, 2016. As a result, the consolidated balance sheets at March 31, 2017 reflected the assets and liabilities of Kiwa Shandong business segment as a discontinued operation.

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

The following table summarizes the assets and liabilities of the discontinued operation, excluding intercompany balances eliminated in consolidation, at March 31, 2017:

	March 31, 2017	December 31, 2016
Assets held for sale:
Cash	-	-
Other receivables	-	-
Property, plant and equipment - total	623,060	2,117,324
Less: accumulated depreciation	(623,060)	(765,598)
Less: impairment on long-lived assets	-	(1,351,726)
Deferred tax assets	-	1,013,365
Less: Deferred tax assets allowance	-	(1,013,365)
Total assets of business held for sale	$-	$-

Liabilities of business held for sale:
Accounts Payable	253,535	251,466
Advances from customers	-	12,883
Salary payable	537,821	533,432
Accrued expense	29,072	28,835
Other payable	115,413	101,588
Due to related party-trade	1,131,993	1,122,754
Loan payable	1,668,965	1,655,343
Construction cost payable	257,642	255,539
Tax payable	521,199	502,845
Total liabilities of business held for sale	$4,515,640	$4,464,685

The income statement for the three months ended March 31, 2017 reflected the Kiwa Shandong business segment as a discontinued operation. The following results of operations of Kiwa Shandong are presented as a loss from a discontinued operation in the consolidated statements of operations:

	March 31, 2017	March 31, 2016

Net sales	-	-
Gross profit	-	-
Operating expense	14,220	54,331
Income tax	-	-
Loss from discontinued operations	$14,220	$54,331

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

15. Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2017 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q/A Amendment No. 2 for the three months ended March 31, 2017 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

We have established a subsidiary in China, Kiwa Shandong in 2002, a wholly-owned subsidiary, engaging in the bio-fertilizer business. Formerly, our subsidiary Tianjin Kiwa Feed Co., Ltd. (“Kiwa Tianjin”), was engaged in the bio-enhanced feed business. At the end of 2009, Kiwa Tianjin could no longer use its assets including machinery and inventory in the normal course of operations. The Company has classified the bio-enhanced feed business as discontinued operations. Effective on July 11, 2012, the Company formally dissolved Kiwa Tianjin and Kiwa Shandong is inactive as of March 31, 2017.

On November 30, 2015, we entered into an acquisition agreement (the “Agreement”) with the shareholders of Caber Holdings LTD, whose Chinese name is Hong Kong Baina Group Co., Ltd, located in Hong Kong (“Baina Hong Kong”), and Oriental Baina Co. Ltd. (hereinafter referred to as “Baina Beijing”), Baina Hong Kong’s wholly-owned subsidiary in Beijing, China. Kiwa will rename Baina Beijing to Kiwa Baiao Co. Ltd. Kiwa Baiao Co. Ltd will replace Kiwa’s current subsidiary in China - Kiwa Bio-Tech (Shandong) Co., Ltd (“Kiwa Shandong”) - to operate Kiwa’s bio-fertilizer market expansion and become Kiwa’s platform for future acquisitions of new agricultural-related projects in China. In accordance with the terms of the Agreement, Kiwa agreed to pay US$30,000 to the Baina Hong Kong Shareholders for the acquisition of 100% of the equity of Baina Hong Kong. The acquisition was completed on January 7, 2016. Both Baina Hong Kong and Baina Beijing had no activities before the acquisition date and had no assets and liabilities. The purpose of this acquisition was to acquire Baina Hong Kong’s corporation registration in Hong Kong and In China. Kiwa Baiao Co. Ltd established Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”) in China in November 2016, and Kiwa Bio-Tech Products (Hebei) Co., Ltd. (“Kiwa Hebei”) in China in December 2016,

We generated no sales revenues in the three months ended March 31, 2017 and three months ended March 31, 2016. Meanwhile, we generated no license revenue in the three months ended March 31, 2017 compare with some license revenues in the three months ended March 31, 2016. We incurred a net loss of $491,506 and a net income of $56,130 for the three months ended March 31, 2017 and 2016, respectively.

The Company entered into an agreement with a company, Kangtan Gerui (Beijing) Bio-Tech Co., Ltd. (“Gerui”), to allow Gerui to sell products with the Company’s trademark in the first quarter of 2016. Gerui will pay 10% of total sales amount to the Company as license fee. The Company recognized license fees when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured. From the fourth quarter of 2016 on, the Company began to gradually generate sales revenue instead of relying on Gerui to generate the license revenue.

As of March 31, 2017, the Company had cash of $141,101. Due to shortage of working capital, we have relied on the proceeds from advances from related parties to provide the necessary to fund the development of our business plan and operations. Meanwhile, The Company is generating additional revenue while seeking additional equity financing. The management of the Company already raised additional equity for approximately $1,000,000 and convertible note for approximately $145,165 during the first quarter of 2017. Management is very optimistic about the Company’s continue profitability for the coming years.

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

As of March 31, 2017, we had an accumulated deficit of $20,118,933. We currently have negative working capital. We will require additional capital to fund our operations.

As of March 31, 2017, our current liabilities were $13,896,241 which exceeded current assets by $5,406,643, representing a current ratio of 0.61; comparably, as of December 31, 2016, we had total current assets of $4,472,718 and current liabilities of $10,329,042, denoting a current ratio of 0.43. If we can achieve the necessary financing to increase our working capital, we believe the Company will be well-positioned to generate sales of our products and to generate more revenues in the future. There can be no assurances that we will be successful in obtaining this financing or in increasing our sales revenue if we do obtain the enough financing.

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

Results of Operations

Results of Operations for Three Months Ended March 31, 2017 and 2016

Revenue

Revenue was $nil for the three months ended March 31, 2017 and 2016, respectively. We have sold and shipped approximately $3.1 million of our products during the three months ended March 31, 2017, all of which the revenue recognition criteria of collectability of payments is reasonably assured has not yet been met, and we have deferred approximately $3.1 million of revenues to be recognized in the future periods when our collectability of payments will be assured. There was no products shipment during the three months ended March 31, 2016.

Cost of Revenue and Gross Profit

Cost of revenue was $nil for the three months ended March 31, 2017 and 2016, respectively. Consequently, gross margin was nil for the three months ended March 31, 2017 and 2016, respectively.

Selling Expense

Selling expenses for the three months ended March 31, 2017 and 2016 were $36,286 and nil, respectively, representing a 100% increase from the same period last year. Selling expenses include salaries of sales personnel, sales commission, travel and entertainment etc. The increase in selling expenses is mainly because we have hired more sales managers in the first quarter of 2017 for the marketing of our products after we started selling products since August 2016, while there was no sales personnel in the first quarter of 2016.

General and Administration

General and administration expenses for the three months ended March 31, 2017 and 2016 were $394,307 and $70,781, respectively, representing a $323,526 or 457.08% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense, consulting expense and insurance costs etc. The increase in general and administrative expenses is mainly attributed to business expansion and the establishment of Kiwa Shenzhen in November, 2016, and Kiwa Hebei in December 2016.

Research and Development

Research and development expenses was approximately $36,291 (RMB 250,000) for the three months ended March 31, 2017, keeping the same as the prior comparable period. On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018. However, the Company is only liable for the annual funds to be provided to the extent of the contract obligations performed by CAAS IARRP and IAED, and the agreement is terminable before the three years’ commitment date based on negotiations of both parties. The Company contributed approximately $39,313 (RMB 250,000) for the three months ended March 31, 2018. The Company plans to contribute the remaining balance quarterly until the date of the Agreement expired on November 19, 2018.

Interest Expenses

Net interest expense was $61,793 for the three months ended March 31, 2017 and $47,004 for the same period of 2016. Interest expense included accrued interest and penalty charge on convertible note and other note payable for the three months ended March 31, 2017 and 2016.

Other Income (License revenue)

Other income was nil and $267,010 for the three months ended March 31, 2017 and 2016, respectively. Revenue was generated from licensing our trademark to Gerui. We signed the license agreement with Gerui to allow Gerui to sell fertilizer using our trademark in December 2015.

Net Income / Loss

During the three months ended March 31, 2017, net loss was $491,506 and for the same period of 2016 net income was $56,130, representing a change of $547,636 or 975.66%. The change was due to the reasons discussed above.

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

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the three months ended March 31, 2017, the advances from related parties, net of repayment by the Company to related parties, was $27,000. As of March 31, 2017, our current liabilities exceeded current assets by $5,406,643, representing a current ratio of 0.61. Comparably, as of December 31, 2016, our current liabilities exceeded current assets by $5,856,324, denoting a current ratio of 0.43.

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

As of March 31, 2017 and December 31, 2016, we had cash of $140,101 and $13,469, respectively. Changes in cash balances are outlined as follows:

During the three months ended March 31, 2017, our operations used cash of $1,023,564 as compared with $1,351 provided in the same period of 2016. Cash was mainly used for working capital for public company operation.

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

To the extent that we are unable to successfully raise capital necessary to fund our future cash requirements on a timely basis and under acceptable terms and conditions, we will not have sufficient cash resources to maintain operations and may have to curtail operations and consider a formal or informal restructuring or reorganization.

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

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants or as salary compensation during the period from January 1, 2017 through March 14, 2019, which were not registered under the Securities Act:

Stock Purchase	4,500,600 shares

Consultant Fees	3,281,906 shares

Conversion of Note	245,291 shares

Salary Compensation	128,482 shares

Total	8,156,279 shares

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

KIWA BIO-TECH PRODUCTS GROUP CORPORATION

March 15, 2019	By:	/s/ Yvonne Wang
Yvonne Wang, Interim Chief Executive Officer and Interim Chief Financial Officer

