Form 10-Q/A
period 2017-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2019-03-15
CIK 1159275

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

While the financial statements for the period ended June 30, 2017 were previously restated in the Company’s Form 10-Q for the quarter ended June 30, 2018 (see Note 2 to that filing for details), this Amended Form 10-Q for the quarter ended June 30, 2017 is being filed to update the previously filed report for that period in order to be consistent with the Company’s subsequent filings.

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

Recognition of derivative liability from conversion feature of convertible note into debt discount and amortize value over the term of the convertible notes issued on May 9, 2017;

c)	Reclassification of the balance due from Kangtan Gerui (Beijing) Bio-Tech Co, Ltd (“Gerui”), which Ms. Feng Li, a member of the Company’s board of directors and shareholder of the Company (Ms. Li held approximately 12.93% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock), is also a 23% shareholder of Gerui, from other receivables - third party to other receivables – related party as of June 30, 2017 and December 31, 2016, respectively;
d)	Reclassification of Kiwa Shandong as discontinued operations. The Company executed an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) on February 11, 2017 whereby the Company transferred all of its right, title and interest in Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Shandong”) to the Transferee for the RMB 1.00. The government approval and processing of the transaction was completed on April 12, 2017. This transaction was considered as completed and effective on April 12, 2017.

This amendment of the Company’s financial statements for the period ended June 30, 2017 results in the statements for this period being consistent with the Company’s financial statements for the Quarter ended September 30, 2017 and thereafter.

The Company’s amended Quarterly Reports on Form 10-Q for the Quarters ended June 30, 2017 and March 31, 2017 (filed concurrently herewith) and the restated financial statements included therein properly account for all matters which were the subject of the prior conclusion that the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those quarters should no longer be relied upon. Such restatements have resolved all issues which were the basis of the Company’s prior advice with respect to reliance on such financials statements.

As a result thereof, the Company’s board of directors has concluded that all of the Company’s currently issued consolidated financial statements, including but not limited to the Company’s First Amendment to Form 10-Q for the three months ended June 30, 2017 may be relied upon and that the full review of the Company’s financial statements for all periods which was the basis of the Company’s prior non-reliance guidance have been successfully completed.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$71,554	$13,469
Accounts receivable, net	9,425,359	1,122,754
Prepaid expenses	1,198,513	1,417,554
Rent deposit and other receivable	160,399	38,897
Due from related party	1,350,193	-
Advance to suppliers	1,255,218	1,880,044
Deferred cost of goods sold	6,116,829	-
Total current assets	19,578,065	4,472,718
OTHER ASSETS
Property, plant and equipment, net	41,696	55,319
Deferred tax assets	707,720	-
Due from related party	-	1,522,434
Other long-term assets	181,330	34,519
Total non-current assets	930,746	1,612,272
Total assets	$20,508,811	$6,084,990

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)
Current liabilities
Accounts payable	$4,703,661	$1,073,094
Due to related parties	83,798	261,259
Derivative liabilities	576,345	-
Convertible notes payable, net of discount	272,965	150,250
Notes payable	360,000	360,000
Interest payable	1,649,102	1,524,988
Salary payable	1,225,869	1,154,921
Taxes payable	615,434	414,970
Deferred Revenue	8,947,707	-
Other payables and accruals	1,116,574	924,875
Current liabilities of discontinued operations	-	4,464,685
Total current liabilities	19,551,455	10,329,042
Convertible note payable – non-current	282,412	-
Total liabilities	19,833,867	10,329,042

SHAREHOLDER’S EQUITY(DEFICIENCY)
Preferred stock - $0.001 par value, Authorized 20,000,000 shares. Issued and outstanding 500,000 and 500,000 shares at June 30, 2017 and December 31, 2016, respectively.	500	500
Common stock - $0.001 per value. Authorized 100,000,000 shares. Issued and outstanding $10,028,219 and 8,728,981 shares at June 30, 2017 and December 31, 2016, respectively	10,028	8,729
Additional paid-in capital	16,904,321	15,234,878
Statutory Reserve	127,473	127,473
Accumulated deficit	(16,356,419)	(19,561,255)
Accumulated other comprehensive gain (loss)	(10,959	(54,377)
Total stockholders’ equity (deficiency)	674,944	(4,244,052)
Total liabilities and shareholder’s equity	$20,508,811	6,084,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(As Restated)		(As Restated)
Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross Profit	-	-	-	-

Operating expenses
Selling expense	54,232	-	90,485	-
Research and development	36,433	36,488	72,724	75,252
General and administrative	625,275	123,784	1,033,437	194,565
Total operating expenses	715,940	160,272	1,196,646	269,817

Operating loss	(715,940)	(160,272)	(1,196,646)	(269,817)

Other income/(expense), net
License revenue	-	443,085	-	710,095
Change in fair value of derivative liabilities	(6,561)	-	(6,561)	-
Interest expense	(125,341)	(47,547)	(187,131)	(94,551)
Other income/(expense)	800	-	800	-
Exchange gain (loss)	(16,903)		(17,075)	-
Total other income/(expense), net	(148,005)	395,538	(209,967)	615,544

Income (loss) from continuing operations before income taxes	(863,945)	235,266	(1,406,613)	345,727

(Provision) benefit for income taxes
Current	(379,973)	-	(599,022)	-
Deferred	427,798	-	698,243	-
Total (provision) benefit for income taxes	47,825	-	99,221	-

Income (loss) from continuing operations	(816,120)	235,266	(1,307,392)	345,727

Income from discontinued operations, net of taxes	4,511,384	(53,291)	4,512,182	(107,622)

Net income	3,695,264	181,975	3,204,790	238,105

Other comprehensive income
Foreign currency translation adjustment	78,689	129,198	43,418	94,105
Total comprehensive income	$3,773,953	$311,173	$3,248,208	$332,210

Earnings per share – Basic:
Income (Loss) from continuing operations	(0.08)	0.09	(0.14)	0.09
Discontinued operations	0.46	(0.02)	0.48	(0.03)
Net Income (loss)	$0.38	$0.07	$0.34	$0.06

Earnings per share – Diluted:
Income (Loss) from continuing operations	(0.08)	0.07	(0.14)	0.06
Discontinued operations	0.46	(0.02)	0.48	(0.02)
Net Income (loss)	0.38	0.05	0.34	0.05

Weighted average number of common shares outstanding - basic	9,823,223	2,617,584	9,450,561	3,766,705
Weighted average number of common shares outstanding - diluted	9,823,223	3,550,696	9,450,561	5,623,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended 2017	Six months ended 2016
	(As restated)
Cash flows from operating activities:
Net income	$3,204,790		$238,105
Loss (Income) from discontinued operations, net of taxes	(4,512,182)		107,621
Net income (loss) from continuing operations	(1,307,392)		345,726
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	17,787		2,036
Accrued interest	186,649		94,551
Stock compensation consulting expense	310,506		-
Employee benefits	102,743		-
(Gain) loss on derivative liabilities	6,561		-
Deferred income tax	(698,243)		-
Changes in operating assets and liabilities:
Accounts receivable	(8,164,649)		(54,940)
Rent deposit and other receivables	(117,586)		(1,210,196)
Due from related party	206,253		76,516
Advance to suppliers	660,523		-
Prepaid expenses	(48,374)		-
Deferred cost of goods sold	(6,034,924)		-
Accounts payable	3,556,354		49,999
Advance from customers	(13,018)		-
Salary payable	70,383		78,080
Taxes payable	187,896		-
Other payable and accruals	(83,312)		469,297
Deferred revenue	8,827,897		-
Net cash provided by (used in) operating activities in continuing operation	(2,333,946)		(148,931)
Net cash provided by (used in) operating activities	(2,333,946)		(148,931)

Cash flows from investing activities:
Payment of deposit for long-term investment	(145,449)		-
Purchase of property plant and equipment	(2,333)		(78,775)
Net cash used in investing activities	(147,782)		(78,775)

Cash flows from financing activities:
Proceeds from related parties, net of payments to related parties	17,000		40,500
Proceeds from sales of common stock	1,481,508		176,000
Proceeds from convertible note	955,955		-
Net cash provided by financing activities	2,454,463		216,500

Effect of exchange rate change	85,350		22,852

Cash and cash equivalents:
Net increase	58,085		11,646
Balance at beginning of period	13,469		721
Balance at end of period	$71,554		$12,367

Non-cash financing activities:

Issuance of common stock for debt settlement	$-		$3,141,000
Issuance of common stock for consulting service	$41,396	$
Issuance of common stock for financing related service	$138,501	$
Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-		$-
Cash paid for income taxes	$444,331		$-

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

2. Summaries of Significant Accounting Policies

Principle of Consolidation

These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Kiwa BVI, Hong Kong Baina Group Holding Company, Kiwa Baiao Bio-Tech (Beijing) Co., Ltd, Kiwa Baiao Bio-Tech (Beijing) Co., Ltd (“Kiwa Beijing”), Kiwa Bio-Tech Products (Shenzhen) Co., Ltd and Kiwa Bio-Tech Products (Hebei) Co., Ltd. All significant inter-company balances or transactions are eliminated on consolidation.

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

Accounts Receivables

Accounts receivable represent amounts due from customers in the ordinary course of business and are recorded at the invoiced amount and do not bear interest. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience, the economic environment, trends in the microbial fertilizer industry, and a review of the current status of trade accounts receivable. Management reviews its accounts receivable each reporting period to determine if the allowance for doubtful accounts is adequate. Such allowances, if any, would be recorded in the period the impairment is identified. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted.There was $55,240 allowance for doubtful accounts at June 30, 2017 and December 31, 2016.

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

3. Accounts Receivable, net

Accounts receivable, net consisted of the following:

	June 30, 2017	December 31, 2016
Accounts receivable	$9,480,599	$1,177,994
Less: Allowance for doubtful accounts	(55,240)	(55,240)
Accounts receivable, net	$9,425,359	$1,122,754

4. Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2017	December 31, 2016
Prepaid office rent	$28,021	$12,504
Prepaid government filing expense	33,588	5,000
Prepaid office expense	5,160	-
Prepaid Consulting fee	1,131,744	1,400,050
	$1,198,513	$1,417,554

5. Rent Deposit and Other Receivable

Rent deposit and other receivables consisted of the following:

	June 30, 2017	December 31, 2016
Advance to employees	$101,103	$38,897
Rent deposit	39,301	-
Others	19,995	-
Other receivables, net	$160,399	$38,897

6. Advances to Suppliers

Since currently the Company does not have manufacturing facility, it has contracted with several third parties to produce fertilizer products. Pursuant to the agreements entered by the Company and those third-party companies, the Company was required to make partially prepayments in advance of purchase or completion of productions. As of June 30, 2017 and December 31, 2016, such advance to suppliers was $ 1,255,218 and $1,880,044, respectively.

7. Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	June 30, 2017	December 31, 2016
Office equipment	$3,975	$896
Furniture	8,028	7,838
Leasehold improvements	69,816	66,896
Total Property, plant and equipment	$81,819	$75,630
Less: accumulated depreciation	(40,123)	(20,311)
Property, plant and equipment - net	$41,696	$55,319

Depreciation expense was $17,787 and $2,036 for the six months ended June 30, 2017 and 2016, and $8,318 and $2,036 for the three months ended June 30, 2017 and 2016, respectively.

All of the Company’s property, plant and equipment have been held as collateral to secure the 6% Notes (see Note 14).

8. Other Long-Term Assets

Other long-term assets consisted of deposit for long-term investment and non-current rent deposits.

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

Pursuant to the payment terms of purchase agreement, the Company made the first payment of $147,423 (approximately RMB 1,000,000) to Yantai Peng Hao New Materials Technology Co. Ltd. on June 30, 2017. Due to certain administrative approval process from the Chinese government, the closing of the equity purchase agreement has been delayed. RMB 6,500,000 (approximately $1.0 million) will be paid upon completion of the land use rights ownership transfer and RMB 3,500,000 (approximately $0.5 million) will be paid upon completion of the business licenses transfer. The Company estimated the completion of the transfer will be sometime in 2019.

9. Related Party Transactions

(1). Amounts due from related parties consisted of the following as of June 30, 2017 and December 31, 2016:

Item	Nature	Notes	June 30, 2017	December 31, 2016

Kangtan Gerui (Beijing) Bio-Tech Co., Ltd. (“Gerui”)	Non-trade	(a)	1,350,193	1,522,434
Total			$1,350,193	$1,522,434

(a) Gerui

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

(2). Amounts due to related parties consisted of the following as of June 30, 2017 and December 31, 2016:

Item	Nature	Notes	June 30, 2017	December 31, 2016

Ms. Yvonne Wang (“Ms. Wang”)	Non-trade	(a)	83,798	100,798

CAAS IARRP and IAED Institutes	Trade	(b)	-	160,461
Total			$83,798	261,259

(a) Yvonne Wang

Ms. Wang is a board member and Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer. From time to time, Ms. Wang paid various expenses on behalf of the Company. As of June 30, the amount due to Ms. Wang was $83,798.

 (b) CAAS IARRP and IAED Institutes

 On November 5, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). The term of the Agreement was three years commencing November 20, 2015.

Pursuant to the agreement, Kiwa agree to invest RMB 1 million (approximately $160,000) each year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. Prof. Yong Chang Wu, the authorized representative of IARRP, CAAS, is also one of the Company’s directors effective since November 20, 2015 until March 13, 2017. As of June 30, 2018, the Company reclassified the R&D expense payable to CAAS IARRP and IAED Institutes to other payables.

10. Convertible Notes Payable

(1) Convertible Notes Payable - Current

Convertible notes payable - current consists of $ 150,250 of 6% secured convertible notes issued to FirsTrust Group Inc. on June 29, 2006 and $122,715 (face amount $147,424 net of discount of $24,709) of 15% convertible note issued to Mr. Geng Liu on January 17, 2017.

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

The Company also incurs a financial liquidated damages in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches any affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in Purchase Agreement, the Company has accrued the amounts of $40,814 and $38,108 for liquidated damages for the six months ended June 30, 2017 and 2016 respectively. The Company also accrued $11,176 and $11,238 for interest at the rate of 15% per annum for the six months ended June 30, 2017 and 2016, respectively. The total 15% interest was $194,538 at June 30, 2017. The total accrued liquidated damages were $523,141 at June 30, 2017.

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

15% convertible notes- Mr. Geng Liu

On January 17, 2017, the Company entered a Convertible Note Agreement with Mr. Geng Liu with principal of RMB 3 million. The note bears interest at 15% per annum and will mature on January 16, 2018. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal to the Company’s common shares with a conversion price of $0.90 per share. As of June 30, 2017, the Company has received partial principal totaled RMB 1 million ($147,423 equivalent revalued as at June 30, 2017).

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

For the six months ended June 30, 2017, the Company recorded interest expense of $30,252 on the note, including the amortization of the debt discount resulting from the value of beneficial conversion feature, and the carrying value of the note as at June 30, 2017 was $122,715.

(2) Convertible Notes Payable - Non-current and derivative liabilities

Convertible notes payable – non-current consists $810,828 of 15% convertible note issued to Mr. Junwei Zheng on May 9, 2017.

15% convertible notes- Mr. Junwei Zheng

On May 9, 2017, the Company entered a Convertible Note Agreement with Mr. Junwei Zheng with principal of RMB 30 million. The note bears interest at 15% per annum and will mature on May 8, 2019. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal and accrued interest to the Company’s common shares with a conversion price of $3.5 per share. As of June 30, 2017, the Company has received partial principal totaled RMB 5.5 million ($810,828 equivalent revalued at June 30, 2017).

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

The fair value of embedded conversion feature were calculated using the BlackScholesMerton model based on the following variables at inception on May 9, 2017:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 260.8% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 1.37%, for the conversion options

●	Expected lives of 2.0 years

●	Market price at issuance date of $2.7

The fair value of embedded conversion feature were calculated using the BlackScholesMerton model based on the following variables on June 30, 2017:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 256.4% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 1.35%, for the conversion options

●	Expected lives of 1.83 years

●	Market price at remeasurement date of $2.74

On May 9, 2017, the Company recorded $569,784 as derivative liability for fair value of the conversion option. The initial carrying value of the Notes was $227,051. On June 30, 2017, the fair value of derivative liabilities was recalculated at $576,345. For the three months and six months ended June 30, 2017, the Company recognized a gain of $6,561, in change in fair value of derivative liabilities.

For the six months ended June 30, 2017, the Company recorded interest expense of $58,497 on the note, including the amortization of the debt discount resulting from the value of the embedded conversion feature, and the carrying value of the note as of June 30, 2017 was $282,412.

11. Note Payable

On May 29, 2007, the Company issued a $360,000 promissory note (the “Promissory Note”) to an unrelated individual (the “Original Note holder”). This note bears interest at 18% per annum and was due on July 27, 2007. This note is currently in default and bears interest of 25% per annum (the “Default rate”) until paid in full. This note is secured by a pledge of shares of the Company’s common stock owned by Investlink (China) Limited (the “Pledged Shares”). The Company accrued $22,500 and $22,500 interest expense on note payable for the three months ended June 30, 2017 and 2016, respectively, and $45,000 and $45,000 interest expense on note payable for the six months ended June 30, 2017 and 2016, respectively.

As of December 31, 2016, the Original Note holder informed the Company that all right, title and interests in the Promissory Note has been assigned and transferred to FirsTrust. As of June 30, 2017, all of $360,000 of Promissory Note to FirsTrust is still outstanding, and total accrued interest of the Promissory Note is $ 904,300. The Company has begun preliminary discussion with FirsTrust with regards to a potential settlement of the Note, but no agreement has been reached yet.

12. Other Payables and Accruals

Other payables and accruals includes the payables to two unrelated potential investors, R&D expense payable to CAAS IARRP and IAED, accrued expenses and other liabilities. As of June 30, 2017, two potential investors have made the payments approximately $471,754 to the Company and the investment agreements have not been finalized. As of June 30, 2017, the Company had R&D expense payable to CAAS IARRP and IAED at $233,598. Other payables and accruals were $1,116,574 at June 30, 2017.

13. Stockholders’ Equity

During the six months ended June 30, 2017, the Company issued 1,096,900 common shares to two individuals residing in China for net proceeds of $1,290,700.

On June 30, 2017, the Company issued 97,850 common shares to ten employees for cash at $1.95 per share for an aggregate price to $190,807. The difference $102,273 based on the calculation between stock price and employee purchase price was recognized as expense of employee benefits and accordingly, credited the same amount to APIC.

During the six months ended June 30, 2017, the Company entered into three consulting agreements and issued 104,488 shares of common stocks to consultants for financing and IT services based on market price of issuance.

14. Stock-based Compensation

On March 15, 2017, the Board of Directors approved a new stock option plan with ten years’ term. As of June 30, 2017, the Company has not granted any incentive compensation under this plan.

15. Income Tax

In accordance with the current tax laws in China, Kiwa Beijing is subject to a corporation income tax rate of 25% on its taxable income. For the six months ended June 30, 2017, it recorded income tax provision for RMB 4,112,924 or approximately $598,222. For the three months ended June 30, 2017, it recorded income tax provision for RMB 2,601,847 or approximately $379,173.

Provision for taxes $800 to the minimum California state franchise tax. In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes.

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Pre-tax income	$(863,945)	$235,266	$(1,406,613)	$345,727
Income tax computed at U.S. federal corporation income tax rate	(292,942)	79,990	(478,248)	117,547
Reconciling items:
Rate differential	29,325	(146,672)	48,623	(237,249)
Change of valuation allowance	207,758	66,682	310,395	119,702
Non-deductible expenses	8,034	-	20,009	-
Effective tax expenses	$(47,825)	$-	$(99,221)	$-

The Company had deferred tax assets as follows:

	June 30, 2017	December 31, 2016

Net operating losses	$3,458,902	$2,555,064
Less: Valuation allowance	(2,751,182)	(2,555,064)

Net deferred tax assets	$707,720	$-

As of June 30, 2017 and December 31, 2016, the Company had approximately $10.2 million and $7.5 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Beijing could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. As of June 30, 2017, the Company recorded $2,751,182 valuation allowance, and the deferred tax assets was $707,720.

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

16. Commitments and Contingencies

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

17. Discontinued Operations

On February 11, 2017, the Company executed an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) whereby the Company transferred all of its right, title and interest in Kiwa Bio-Tech Products (Shandong) Co., Ltd. (“Shandong”) to the Transferee for the RMB equivalent of US$1.00. The government processing of the transaction has been completed on April 12, 2017. This transaction was completed and effective on April 12, 2017. The Company recorded a net gain of approximately $4,512,182 during the six months ended June 30, 2017 and approximately $4,513,363 during the three months ended June 30, 2017 based on the discharge of the excess liabilities over the assets of the Kiwa Shandong.

18. Subsequent Events

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

On August 3, 2017, the Company fully collected $487,627 (RMB 3,360,000) of the entire subscribe receivable balance at December 31, 2016.

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date these financial statements were issued on August 14, 2017 and has determined that, other than as stated above, there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q Amendment No. 1 for the three and six months ended June 30, 2017 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q Amendment No. 1 for the three and six months ended June 30, 2017 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

On November 30, 2015, we entered into an acquisition agreement (the “Agreement”) with the shareholders of Caber Holdings LTD, whose Chinese name is Hong Kong Baina Group Co., Ltd, located in Hong Kong (“Baina Hong Kong”), and Oriental Baina Co. Ltd. (hereinafter referred to as “Baina Beijing”), Baina Hong Kong’s wholly-owned subsidiary in Beijing, China. Kiwa will rename Baina Beijing to Kiwa Baiao Co. Ltd. Kiwa Baiao Co. Ltd will replace Kiwa’s current subsidiary in China - Kiwa Bio-Tech (Shandong) Co., Ltd (“Kiwa Shandong”) - to operate Kiwa’s bio-fertilizer market expansion and become Kiwa’s platform for future acquisitions of new agricultural-related projects in China. In accordance with the terms of the Agreement, Kiwa agreed to pay US$30,000 to the Baina Hong Kong Shareholders for the acquisition of 100% of the equity of Baina Hong Kong. The acquisition was completed on January 7, 2016. Both Baina Hong Kong and Baina Beijing had no activities before the acquisition date and had no assets and liabilities. The purpose of this acquisition was to acquire Baina Hong Kong’s corporation registration in Hong Kong and In China. Kiwa Baiao Co. Ltd established Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”) in China in November 2016, and Kiwa Bio-Tech Products (Hebei) Co., Ltd. (“Kiwa Hebei”) in China in December 2016,

There was no sales revenues for the six months ended June 30, 2017 and the six months ended June 30, 2016. We generated no license revenue in the six months ended June 30, 2017, compared approximately $710,095 license revenues recorded in the six months ended June 30, 2016. We recognized a net income of $3,204,790 and $238,105 for the six months ended June 30, 2017 and 2016, respectively, of which includes $4,512,182 gain from discontinued operations.

As of June 30, 2017, the Company had cash of $71,554. The Company expects to generate additional revenue while seeking additional equity and debt financing. Management of the Company already raised additional equity for approximately $1,481,508 and approximately $955,955 from issuance of convertible note during the six months ended June 30, 2017 and $107,622 loss from discontinued operations.

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

Results of Operations

Results of Operations for Three Months Ended June 30, 2017 and 2016

Revenue

Revenue was $nil for the three months ended March 31, 2017 and 2016, respectively. We have sold and shipped approximately $5.7 million of our products during the three months ended June 30, 2017, all of which the revenue recognition criteria of collectability of payments is reasonably assured has not yet been met, and we have deferred all of these revenues to be recognized in the future periods when our collectability of payments will be assured. There was no products shipment during the three months ended June 30, 2016.

Cost of Revenue and Gross Profit

Cost of revenue was $nil for the three months ended March 31, 2017 and 2016, respectively. Consequently, gross margin was nil for the three months ended March 31, 2017 and 2016, respectively.

Selling Expense

Selling expenses for the three months ended June 30, 2017 and 2016 were $54,232 and nil, respectively, representing a 100% increase from the same period last year. Selling expenses include salaries of sales personnel, sales commission, travel and entertainment etc. The increase in selling expenses is mainly because we have hired more sales managers in the second quarter of 2017 for the marketing of our products after we started selling products since August 2016, while there was no sales personnel in the second quarter of 2016.

General and Administration

General and administration expenses for the three months ended June 30, 2017 and 2016 were $625,275 and $123,784, respectively, representing a $501,491 or 405% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense, consulting expense and insurance costs etc. The increase in general and administrative expenses is mainly attributed to business expansion and the establishment of Kiwa Shenzhen in November, 2016, and Kiwa Hebei in December 2016.

Research and Development

Research and development expenses was $36,433 (RMB 250,000) for the three months ended June 30, 2018, keeping the same as the prior comparable period of RMB 250,000 in RMB and $36,488 in USD. On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018. However, the Company is only liable for the annual funds to be provided to the extent of the contract obligations performed by CAAS IARRP and IAED, and the agreement is terminable before the three years’ commitment date based on negotiations of both parties. The Company contributed approximately $36,000 (RMB 250,000) for the three months ended June 30, 2018. The Company plans to contribute the remaining balance quarterly until the date of the Agreement expired on November 19, 2018.

Interest Expenses

Net interest expense was $125,341 for the three months ended June 30, 2017 and $47,547 for the same period of 2016. Interest expense included accrued interest and penalty charge on convertible note and other note payable for the three months ended June 30, 2017 and 2016. The increase in interest expenses is mainly attributed to newly issuance of two 15% convertible notes for the three months ended June 30, 2017.

Other Income (License revenue)

Other income was nil and $443,085 for the three months ended June 30, 2017 and 2016, respectively. Revenue was generated from licensing our trademark to Gerui. We signed the license agreement with Gerui to allow Gerui to sell fertilizer using our trademark in December 2015.

Gain (Loss) from discontinued operation

Gain from discontinued operation was $4,511,384 and loss from discontinued operation was $53,291 for the three months ended June 30, 2017 and 2016, respectively. The Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest, as well as all the obligations in Kiwa Shandong to the Transferee for USD $1.00 on April 12, 2017, which results in 8366% increase of gain from discontinued operation for the three months ended June 30, 2017 compared with the same period of 2016.

Net Income

During the three months ended June 30, 2017, net income was $3,695,264 and for the same period of 2016 net income was $181,975, representing a change of $3,513,289 or 1931%. The change was due to the reasons discussed above.

Results of Operations for Six Months Ended June 30, 2017 and 2016

Revenue

Revenue was $nil for the six months ended March 31, 2017 and 2016, respectively. We have sold and shipped approximately $8.8 million of our products during the six months ended June 30, 2017, all of which the revenue recognition criteria of collectability of payments is reasonably assured has not yet been met, and we have deferred all of these revenues to be recognized in the future periods when our collectability of payments will be assured. There was no products shipment during the six months ended June 30, 2016.

Cost of Revenue and Gross Profit

Cost of revenue was $nil for the six months ended March 31, 2017 and 2016, respectively. Consequently, gross margin was nil for the six months ended March 31, 2017 and 2016, respectively.

Selling Expense

Selling expenses for the six months ended June 30, 2017 and 2016 were $90,485 and nil, respectively, representing a 100% increase from the same period last year. Selling expenses include salaries of sales personnel, sales commission, travel and entertainment etc. The increase in selling expenses is mainly because we have hired more sales managers in the first six months of 2017 for the marketing of our products after we started selling products since August 2016, while there was no sales personnel in the first six months of 2016.

General and Administration

General and administration expenses for the six months ended June 30, 2017 and 2016 were $1,033,437 and $194,565, respectively, representing a $838,872 or 4312% increase. General and administrative expenses include salaries, travel and entertainment, rent, office expense, telephone expense and insurance costs etc. The increase in general and administrative expenses is mainly attributed to business expansion and the establishment of Kiwa Shenzhen in November, 2016, and Kiwa Hebei in December 2016.

Research and Development

Research and development expenses was $72,724 (RMB 500,000) for the six months ended June 30, 2017, keeping the same as the prior comparable period of RMB 500,000 and $75,252 in USD. On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $160,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and will expire on November 19, 2018. However, the Company is only liable for the annual funds to be provided to the extent of the contract obligations performed by CAAS IARRP and IAED, and the agreement is terminable before the three years’ commitment date based on negotiations of both parties. The Company contributed approximately $73,000 (RMB 500,000) for the six months ended June 30, 2017. The Company plans to contribute the remaining balance quarterly until the date of the Agreement expired on November 19, 2018.

Interest Expenses

Net interest expense was $187,131 for the six months ended June 30, 2017 and $94,551 for the same period of 2016. Interest expense included accrued interest and penalty charge on convertible note and other note payable for the six months ended June 30, 2017 and 2016. The increase in interest expenses is mainly attributed to newly issuance of two 15% convertible notes for the three months ended June 30, 2017.

Other Income (License revenue)

Other income was nil and $710,095 for the six months ended June 30, 2017 and 2016, respectively. Revenue was generated from licensing our trademark to Gerui. We signed the license agreement with Gerui to allow Gerui to sell fertilizer using our trademark in December 2015.

Gain from discontinued opereation

Gain from discontinued operation was $4,512,182 and loss from discontinued operation was $107,622 for the six months ended June 30, 2017 and 2016, respectively. The Company entered an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) to transfer all of shareholders’ right, title and interest, as well as all the obligations in Kiwa Shandong to the Transferee for USD $1.00 on April 12, 2017, which results in 4293% increase of gain from discontinued operation for the six months ended June 30, 2017 compared with the same period of 2016.

Net Income

During the six months ended June 30, 2017, net income was $3,204,790, and for the same period of 2016 net income was $238,105, representing a change of $2,966,685 or 1246%. The change was due to the reasons discussed above.

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

Since inception of our ag-biotech business in 2002, we have relied on the proceeds from the sale of our equity securities and loans from both unrelated and related parties to provide the resources necessary to fund our operations and the execution of our business plan. During the six months ended June 30, 2017, the advances from related parties, net of repayment by the Company to related parties, was $17,000. As of June 30, 2017, our current assets exceeded current liabilities by $26,610, representing a current ratio of 1.00. Comparably, as of December 31, 2016, our current liabilities exceeded current assets by $5,856,324, denoting a current ratio of 0.43.

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

As of June 30, 2017 and December 31, 2016, we had cash of $71,554 and $13,469, respectively. Changes in cash balances are outlined as follows:

During the six months ended June 30, 2017, our operations used cash of $2,333,946 as compared with $148,931 used in the same period of 2016. Cash was mainly used for working capital for public company operation.

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

Commitments and Contingencies

See Note 16 to the Consolidated Financial Statements under Item 1 in Part I.

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

