Form 10-K
period 2018-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2019-04-12
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,382,012 (assuming $1.14 per share)

As of April 12, 2019, the Company had 18,858,719 shares of common stock, $0.001 par value, issued and outstanding.

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

The Company currently mainly operates its business through Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (“Kiwa Beijing”), which was incorporated in China in January 2016, Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”), which was incorporated in China in November 2016, Kiwa Bio-Tech Products (Hebei) Co., Ltd. (“Kiwa Hebei”), which was incorporated in China in December 2016, Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. Xian Branch Company, (“Kiwa Xian”), which was incorporated in China in December 2017, Kiwa Bio-Tech (Yangling) Co., Ltd. (“Kiwa Yangling”), which incorporated in March 2018, and The Institute of Kiwa-Yangling Ecological Agriculture and Environment Research Co., Ltd. (“Kiwa Institute”), which incorporated in March 2018. In July 2017, the Company established Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd. (“Kiwa Asia”) to be the direct holding company of Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian, Kiwa Institue and Kiwa Hebei.

The Company’s Research and Development department has been conducting application experiments in Hainan and Hunan Provinces since August 2015, in accordance with the market requirements. The experiment data indicates that the Company’s fertilizer products have fulfilled the requirements of reduction of content of heavy metals in soil and improved crop yield. On December 17, 2015, we awarded Kangtan Gerui (Beijing) Bio-Tech Co., Ltd. (“Gerui”), a related party of the Company who was founded in Beijing in April 2015 and has fertilizer sales permit in China, the right to sell and distribute the Company’s fertilizer products in 3 major agricultural regions of China— Hainan Province, Hunan Province and Xinjiang Autonomous Region for a period of three years commencing December 17, 2015. In September 2016, Kiwa Beijing obtained a fertilizer sales permit from the Chinese government and began to sale the products directly to customers in those 3 major agricultural regions.

On October 12, 2018, the Company got the approval from the Administrative Committee of Yangling Agricultural High-tech Industry Demonstration Zone to obtain land to construct a new manufacturing facility to help meet the growing demand in China for bio-fertilizers. Yangling Free Trade Zone has agreed to offer the Company approximately US$432,975 (RMB 3,000,000) in incentives and provide tax preferences for the first three years of production. The manufacturing facility will specialize in developing and producing Kiwa Bio-Tech’s core microbes, the fundamental components for making high-quality bio-fertilizers. The total facility construction area is approximately 8.77 acres, and will include fermentation and production terminals, agricultural produce sorting facilities and storage, a research and development institute and corresponding ancillary facilities. The construction of the manufacturing facility is expected to be completed in 2020 and have a production capacity of 60,000 tons of Kiwa Bio-Tech’s core microbes. The annual production value is expected to be over US$65 million (approximately 462 million RMB).

The company plans to restructure its operations in China to relocate its activities previously located in Shenzhen and Beijing to Yangling and focus its research and development, and strains fermentation activities in the Yangling Free Trade Zone. The Company will streamline its corporate structure in China to conduct its business through its wholly-owned subsidiary, Kiwa Yangling, and will divest its interest in Kiwa Asia and all of its subsidiaries except for Kiwa Hebei and the Kiwa-Yangling Institute. Kiwa Hebei and Kiwa Institute will become subsidiaries of Kiwa Yangling. The Company expects to complete this restructuring and divestiture in early 2019, and plans to build four fertilizer production bases in China’s major agricultural regions in the next five years.

Kiwa Bio-Tech Products Group Corporation
(U.S.A.)
100%
Kiwa Bio-Tech Products Group Ltd.,
(BVI)
100%
Kiwa Bio-Tech Asia Holdings, Ltd.,
(HK)
100%
Kiwa Bio-Tech Asia Holdings (Shenzhen) Ltd.
(Registered in Shenzhen on July 2017)
100%
Kiwa Bio-Tech (Yangling) Co., Ltd.
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

Our Products

We have developed three bio-fertilizer products with bacillus species (“bacillus spp”) and/or photosynthetic bacteria as core ingredients. For the year ended December 31, 2018, we are currently generating revenues from our four bio-fertilizer products: 1) Biological Organic Fertilizer; 2) Compound Microbial Fertilizer; 3) Bio-Water Soluble Fertilizer; 4) Microbial Inoculum Fertilizer.

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

Biological Fertilizer provide beneficial living microorganisms and micronutrition to soil and improve plants absorptivity of main growth ingredients. Proper use could prevent soil-borne, crops disease, improve soil fertility, alleviate agricultural pollution and degrade heavy metal in farmland soil.

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

Our Customers

For the year ended December 31, 2018, four customers accounted for 43%, 23%, 19%, 14% of the Company’s sales.

1. Yangling Shaotao Agricultural Service Co., Ltd. (43% of sales)

2. Deluke Agriculture Bio-Tech (Shenzhen) Ltd. (23% of sales)

3. Mingke Biotechnology Development (Shenzhen) Co., Ltd. (19% of sales)

4. Qingdao Lanhai Hanrui Biotechnology Co., Ltd. (14% of sales)

Should we lose any of these large scale customers in the future and are unable to obtain additional customers, our revenues and operation results might be adversely affected.

Our Suppliers

For the year ended December 31, 2018, three suppliers accounted for 42%, 40%, 10% of the Company’s total purchases, respectively.

1. Sankang Life Agricultural Technology (Shenzhen) Co., Ltd. (42% of purchase)

2. Shandong Ronghua Biological Technology Co., Ltd. (40% of purchase)

3. Weifang Deluke Fertilizer Co., Ltd. (10% of purchase)

Our Competition

We compete primarily on the basis of quality, technological innovation and price. Some of our competitors have achieved greater market penetration but with less sophisticated technological innovation than our products as they were in the transition period from being the chemical bio-fertilizer producers to the organically bio-fertilizer producers. We believe that we have a better competitive advantage over them as we are the pioneer within our markets. Some of our competitors competed within our markets have lesser financial and other resources than us as they have established their companies a few years behind us. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

Our main competitors include China Green Agriculture, Inc., Genliduo Biotechnology Ltd., Shenzhen Baitan Ecotypic Engineering Co. Ltd., Hunan Taigu Biotechnology Co. Ltd. and Shanxi A.K. Quantum Agricultural Technology Corporation.

Research and Development

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

Other

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

On April 2, 2018, the company had terminated its cooperation agreement with ETS Biological Science and Technology Development Co., Ltd. (“ETS”) and, in its place, has developed “Ecology Technological Sustainability” (“KETS”) as its core technology to upgrade its microbial fertilizer products. In February 2017, the Company had signed a strategic cooperation agreement with ETS and planned to build new product categories based on the cooperative research results. Following the research, the two parties did not reach a further agreement and determined to terminate the partnership. As a result, the Company switched its focus to the KETS technology to fulfill its needs in connection with fertilizer production. As a part of this process, Kiwa Bio-Tech has established a Research Institute of Ecological Agriculture and Environmental Research. Based on cooperation with various Universities including the China Agriculture University, Northwest University, Northwest A&F University, Harbin Institute of Technology and Tsinghua University, the Company believes that it can secure a leading position in the KETS technology in the next thirty years. In comparison to the Company’s existing technology, KETS technology is comprised of microorganisms with a larger scale of micro-flora. The micro-flora could significantly increase the beneficial bacteria in the soil that enhances the yield of the plant crops and prevents soil ecological problems. The newly upgraded technology will be applied to the main crop planting areas and presently-polluted arable areas for soil restoration.

Employees

As of December 31, 2018, we employed 63 full-time employees. The following table sets forth the number of our full-time employees by function as of December 31, 2018.

Employees and their Functions

Management & Administrative Staff	19	30%
Sales	11	18%
Technical & Engineering Staff	33	52%
Total	63	100.00%

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

During the year ended December 31, 2018, the company leased six offices with total useable space of 685 square meters.

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

Fiscal Year 2018	High	Low
First Quarter	$1.77	$1.70
Second Quarter	$1.23	$1.17
Third Quarter	$1.02	$0.97
Fourth Quarter	$0.58	$0.54

Fiscal Year 2017	High	Low
First Quarter	$1.49	$1.44
Second Quarter	$2.61	$2.48
Third Quarter	$2.52	$2.31
Fourth Quarter	$1.92	$1.83

Holders

As of December 31, 2018, there were approximately 500 shareholders of record of our common shares.

Dividend Policy

We have not paid any dividends on our common shares since our inception and do not anticipate that dividends will be paid at any time in the immediate future.

Equity Compensation Plan Information

The information required by Item 5 regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this report.

Recent Sales of Unregistered Securities

The following is a list of shares of Company Common Stock issued for cash, the conversion of convertible debentures or as stock compensation to consultants during the period from January 1, 2018 through April 12, 2019, which were not registered under the Securities Act:

Stock Purchase for cash	1,345,200 shares

Consultant Fees	157,918 shares

Conversion of Convertible Note	126,045 shares

Salary Compensation	30,632 shares

Debt Settlement	695,959 shares

Total	3,655,754 shares

There were no other sales of unregistered securities not already reported on the Company’s quarterly filings on Form 10-Q or on a Current Report on Form 8-K.

ITEM 6. Selected Financial Data

Not required.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K for the fiscal year ended December 31, 2018 contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

The Company currently mainly operates its business through Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (“Kiwa Beijing”), which was incorporated in China in January 2016, Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”), which was incorporated in China in November 2016, Kiwa Bio-Tech Products (Hebei) Co., Ltd. (“Kiwa Hebei”), which was incorporated in China in December 2016, Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. Xian Branch Company, (“Kiwa Xian”), which was incorporated in China in December 2017, Kiwa Bio-Tech (Yangling) Co., Ltd. (“Kiwa Yangling”), which incorporated in March 2018, and The Institute of Kiwa-Yangling Ecological Agriculture and Environment Research Co., Ltd. (“Kiwa Institute”), which incorporated in March 2018. In July 2017, the Company established Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd. (“Kiwa Asia”) to be the direct holding company of Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian, Kiwa Institue and Kiwa Hebei.

Principal Factors Affecting Our Financial Performance

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

On October 12, 2018, Kiwa Bio-Tech got the approval from the Administrative Committee of Yangling Agricultural High-tech Industry Demonstration Zone to obtain land use rights to construct a new manufacturing facility to help meet the growing demand in China for bio-fertilizers. Yangling Free Trade Zone has agreed to offer Kiwa Bio-Tech approximately US$432,975 (3,000,000 RMB) in incentives and provide tax preferences for the first three years of production.

The manufacturing facility will specialize in developing and producing Kiwa Bio-Tech’s core microbes, the fundamental components for making high-quality bio-fertilizers. The total facility construction area is approximately 8.77 acres, and will include fermentation and production terminals, agricultural produce sorting facilities and storage, a research and development institute and corresponding ancillary facilities. The construction of the manufacturing facility is expected to be completed in 2020 and have a production capacity of 60,000 tons of Kiwa Bio-Tech’s core microbes. The annual production value is expected to be over US$65 million (approximately RMB 462 million).

●	Experienced Management. Management’s technical knowledge and business relationships give us the ability to secure more sales orders with our customers. If there were to be any significant turnover in our senior management, it could deplete the institutional knowledge held by our existing senior management team.

●	Large Scale Customer Relationship. We have contracts with major customers that are distributors of our products. Our sales efforts focus on these distributors which place large recurring orders. For the year ended December 31, 2018, four customers accounted for 43%, 23%, 19%, 14% of the Company’s total sales. Should we lose any large-scale customer in the future and are unable to obtain additional customers, our revenues will suffer.

●	Competition. Our competition includes a number of publicly traded companies in the PRC and privately-held PRC-based companies that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Some of our competitors have achieved greater market penetration but with less sophisticated technological innovation than our products as there were in the transition period from being the chemical bio-fertilizer producers to the organically bio-fertilizer producers. We believe that we have a better competitive advantage over them as we are the pioneer within our markets. Some of our competitors competed within our markets have lesser financial and other resources than us as they have established their companies a few years behind us. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

Results of Operations for the Year ended December 31, 2018 and December 31, 2017

The following table summarizes the results of our operations for the years ended December 31, 2018 and December 31, 2017, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Year Ended December 31,		Amount Increase	Percentage Increase
Statement of Operations Data:	2018	2017	(Decrease)	(Decrease)

Revenues	$30,650,402	$17,270,069	$13,380,333	77%
Cost of goods sold	(22,391,952)	(11,845,874)	(10,546,078)	89%
Gross profit	8,258,450	5,424,195	2,834,255	52%
Operating expenses
Research and development expense	122,774	147,992	(25,218)	(17)%
Selling expenses	617,387	483,045	134,342	28%
General and administrative expenses	4,928,943	2,997,027	1,931,916	64%
Total operating expenses	5,669,104	3,628,064	2,041,040	56%
Operating Income	2,589,346	1,796,131	793,215	44%
Other income/(expense), net
Change in fair value of derivative liabilities	241,312	321,851	(80,539)	(25)%
Interest expense	(634,874)	(524,333)	(110,541)	21%
Other income/(expense)	(1,185)	382,126	(383,311)	(100)%
Exchange loss	55,444	(58,757)	114,201	(194)%
Total other income/(expense), net	(339,303)	120,887	(460,190)	(381)%
Income from continuing operations before income taxes	2,250,043	1,917,018	333,025	17%
Income taxes	(1,906,222)	(1,103,315)	(802,907)	73%
Income from continuing operations	$343,821	$813,703	$(469,882)	(58)%
Income (loss) from discontinued operations, net of taxes	-	4,495,333	(4,495,333)	(100)%
Net Income	$343,821	$5,309,036	$(4,965,215)	(94)%

Revenue

Revenue increased by approximately $13.4 million or 77%, to approximately $30.7 million in the year ended December 31, 2018 from approximately $17.3 million in the year ended December 31, 2017. The increase is mainly due to: 1) a $11.6 million increase in revenues due to more sales are achieved due to the good quality of our products and more reputation gained in different regions of the PRC, such as Hainan Province, Guangdong Province and Shanxi Province upon establishment of our sales office in different regions, and 2) a $1.8 million increase in revenues of introduction of our new product, Bio-water soluble fertilizer and Microbial Agent, during the year ended December 31, 2018. In addition, there are approximately $7.0 million being deferred for the year ended December 31, 2018, as compared to $27,568 of our revenues being deferred for the year ended December 31, 2017, as discussed in the non-GAAP analysis section below.

We currently realized revenue in four major product categories of Biological Organic Fertilizer, Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer. Our revenues from our major product category are summarized as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017	Change	Change (%)

Biological Organic Fertilizer
Sold and shipped in USD	$15,311,862	$9,219,453	$6,092,409	66%
Quantity sold in tons	84,139	51,877	32,262	62%
Average selling price	$181.98	$177.72	$4.26	2%

Compound Microbial Fertilizer
Sold and shipped in USD	$13,499,578	$8,050,616	$5,448,962	68%
Quantity sold in tons	40,585	24,781	15,804	64%
Average selling price	$332.62	$324.87	$7.75	2%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$1,825,752	$-	$1,825,752	100%
Quantity sold in tons	2,733	-	2,733	100%
Average selling price	$668.04	$-	$667.98	100%

Microbial Inoculum Fertilizer
Sold and shipped in USD	$13,210	$-	$13,210	100%
Quantity sold in tons	18	-	18	100%
Average selling price	$733.89	$-	$733.88	100%

Total
Sold and shipped in USD	$30,650,402	$17,270,069	$13,380,333	77%
Quantity sold in tons	127,475	76,658	50,817	66%
Average selling price	$240.44	$225.29	$15.16	7%

Average selling prices of Biological Organic Fertilizers and Compound Microbial Fertilizer increased by $4.26 or 2% and $7.75 or 2%, respectively in the year ended December 31, 2018 as compared with the same period of 2017. The increase in average selling price is due to the fluctuation of exchange rate.

Because the Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry, we expect our revenues from our innovated and highly effective products, Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer will continue to grow in a higher rate than that from Biological Organic Fertilizer. Our Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer generally have a higher effectiveness on the productivity of crops that are suitable for promoting green environment. In addition, our marketing team is expanding to the Western areas of China and Hainan province and we expect our revenues will continue to grow in 2019. Meanwhile, we expect to continue to gain more market shares in our existing sales channel bases in the Northern and the Southern areas of China due to the good quality of the products and better reputation in the industry.

Non-GAAP analysis

Our strategy on the expansion of our business was to gain market shares in the bio-fertilizer market, thereby, we have extended credit to our customers. Our current payment terms on these customers are ranging from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. These customers are mainly agricultural cooperative company and distributors who then resell our products to individual farmers. Because the crop growing cycle usually takes approximately 3 to 9 months in the agricultural industry, it will take approximately similar time frame of 3 to 9 months for farmers to harvest crops and to realize profits to repay our distributors. As a result, for the sales contracts with these customers, the collectability of payment is highly dependent on the successful harvest of corps and the customers’ ability to collect money from farmers. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid. Starting in March 2018, the Company began to use a supply chain financing model, which the Company’s customers engage with third party financing companies to advance the Company’s accounts receivable on its behalf without recourse to the Company. This model has a one-year trial period. The Company’s customers are required to purchase an insurance product to cover the risk of bad weather or any other reason which they are not able to harvest crops and to realize profits of repaying the third-party financing companies. This model allows the Company to collect its accounts receivables sooner than the 3 to 9 months crop growing period. The Company deemed the collectability of payment may not be reasonably assured until after the Company get paid from these financing companies. For those sales contracts that the Company has shipped its products but the payment is contingent on collections of payments from the downstream customers or is contingent on the approval of the financing companies to advance payment on behalf of the Company’s customers, the Company considers the revenue recognition criteria using the five-step model under the new guidance are not met and therefore defers the revenue and cost of goods sold until payments are collected.

We have sold and shipped approximately $37.7 million of our products during the year ended December 31, 2018, among which $7.0 million of the shipment did not meet the the collectability criteria of revenue recognition and were deferred to be recognized in the future periods when our collectability of payments will be assured, as compared to $27,568 were deferred for the year ended December 31, 2017.

Our sales and shipment from our four products categories are summarized as follows including revenue recognized and deferred under U.S. GAAP:

	For the year ended December 31, 2018	For the year ended December 31, 2017	Change	Change (%)

Biological Organic Fertilizer
Revenue in USD	$18,669,770	$9,247,713	$9,422,057	102%
Quantity sold in tons	102,580	52,036	50,544	97%
Average selling price	$182.00	$177.72	$4.28	2%

Compound Microbial Fertilizer
Sold and shipped in USD	$17,158,885	$8,050,616	$9,108,269	113%
Quantity sold in tons	51,587	24,781	26,806	108%
Average selling price	$332.62	$324.87	$7.75	2%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$1,826,514	$-	$1,826,514	100%
Quantity sold in tons	2,734	-	2,734	100%
Average selling price	$668.07	$-	$668.07	100%

Microbial Inoculum Fertilizer
Sold and shipped in USD	$13,210	$-	$13,210	100%
Quantity sold in tons	18	-	18	100%
Average selling price	$733.89	$-	$733.89	100%

Total
Sold and shipped in USD	$37,668,379	$17,298,329	$20,370,050	118%
Quantity sold in tons	156,919	76,817	80,103	104%
Average selling price	$240.05	$225.19	$14.86	7%

The sales and shipment of all our products increased by $20.4 million in the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase is due to: 1) a $18.6 million increase in revenues due to more sales are achieved due to the good quality of our products and more reputation gained in different regions of the PRC, such as Hainan Province, Guangdong Province and Shanxi Province upon establishment of our sales office in different regions, and 2) a $1.8 million increase in revenues of introduction of our new product, Bio-water soluble fertilizer and Microbial Agent, during the year ended December 31, 2018.

Average selling prices of Biological Organic Fertilizers and Compound Microbial Fertilizer increased by $4.28 or 2% and $7.75 or 2%, respectively, in the year ended December 31, 2018 as compared with the same period of 2017. The increase in average selling price is due to the fluctuation of exchange rate.

Cost of Revenue

Our cost of revenues from our major product categories are summarized as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017	Change	Change (%)

Biological Organic Fertilizer

Cost of sold and shipped in USD	$10,470,687	$6,196,511	$4,274,176	69%
Quantity sold and shipped in tons	84,139	51,877	32,262	62%
Average unit cost	$124.45	$119.45	$5.00	4%

Compound Microbial Fertilizer
Cost of sold and shipped in USD	$10,644,951	$5,649,363	$4,995,588	88%
Quantity sold and shipped in tons	40,585	24,781	15,804	64%
Average unit cost	$262.29	$227.97	$34.32	15%

Bio-Water Soluble Fertilizer
Cost of sold and shipped in USD	$1,264,068	$-	$1,264,068	100%
Quantity sold and shipped in tons	2,733	-	2,733	100%
Average unit cost	$462.52	$-	$462.52	100%

Microbial Inoculum Fertilizer
Cost of sold and shipped in USD	$12,246	$-	$12,246	100%
Quantity sold and shipped in tons	18	-	18	100%
Average unit cost	$680.33	$-	$680.33	100%

Total
Cost of sold and shipped in USD	22,391,952	11,845,874	10,546,078	89%
Quantity sold and shipped in tons	127,475	76,658	50,817	66%
Average unit cost	175.66	154.53	21.13	14%

Cost of revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer increased by approximately $4.3 million, $5.0 million, $1.3 million, and $12,246 or 69%, 88%, 100% and 100% to approximately $10.5 million, $10.6 million, $1.3 million, and $12,246 in the year ended December 31, 2018 from $6.2 million, $5.6 million, $0, and $0 in the year ended December 31, 2017. The increase is in line with the revenue increase.

Average unit cost of Biological Organic Fertilizers and Compound Microbial Fertilizer increased by $5.00 or 4% and $34.32 or 15%, respectively, in the year ended December 31, 2018 as compared with the same period of 2017. The increase is mainly due to the RMB appreciation against USD of approximately 2% along with the ingredient mix of raw material price increase. The Chinese government has implemented strict environmental protection policies, resulting in a variety of raw material prices increased, therefore, the average unit cost goes higher.

Non-GAAP analysis

Our cost of goods sold for our four products categories are summarized as follows including cost of goods sold recognized and deferred under U.S. GAAP:

	For the year ended December 31, 2018	For the year ended December 31, 2017	Change	Change (%)

Biological Organic Fertilizer
Cost of sold and shipped in USD	$12,733,657	$6,213,237	$6,520,420	105%
Quantity sold and shipped in tons	102,580	52,017	50,563	97%
Average unit cost	$124.13	$119.45	$4.68	4%

Compound Microbial Fertilizer
Cost of sold and shipped in USD	$13,512,022	$5,649,363	$7,862,659	139%
Quantity sold and shipped in tons	51,587	24,781	26,806	108%
Average unit cost	$261.93	$227.97	$33.96	15%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$1,264,592	$-	$1,264,592	100%
Quantity sold in tons	2,734	-	2,734	100%
Average unit cost	$462.54	$-	$462.54	100%

Microbial Inoculum Fertilizer
Sold and shipped in USD	$12,246	$-	$12,246	100%
Quantity sold in tons	18	-	18	100%
Average unit cost	$680.33	$-	$680.33	100%
Total
Sold and shipped in USD	27,522,517	11,862,600	15,659,917	132%
Quantity sold in tons	156,919	76,798	80,121	104%
Average unit cost	175.39	154.46	20.93	14%

The costs of goods sold of all of our products increased in the year ended December 31, 2018 as compared to the year ended December 31, 2017, which is in line with the revenue increase.

Average unit cost of Biological Organic Fertilizers and Compound Microbial Fertilizer increased by $4.68 or 4%, or $33.96 or 15%, respectively, in the year ended December 31, 2018 as compared with the same period of 2017 mainly due to the RMB appreciation against USD of approximately 2% along with the ingredient mix of raw material price increase. The Chinese government has implemented strict environmental protection policies, resulting in a variety of raw material prices increased, therefore, the average unit cost goes higher.

Gross Profit

Our gross profit from our major product categories are summarized as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$4,841,175	$3,022,942	$1,818,233	60%
Gross Profit Percentage	32%	33%	(1)%	(3)%

Compound Microbial Fertilizer
Gross Profit	$2,854,627	$2,401,253	$453,374	19%
Gross Profit Percentage	21%	30%	(9)%	(30)%

Bio-Water Soluble Fertilizer
Gross Profit	$561,684	$-	$561,684	100%
Gross Profit Percentage	31%	-	31%	100%

Microbial Inoculum Fertilizer
Gross Profit	$964	$-	$964	100%
Gross Profit Percentage	7%	-	7%	100%

Total
Gross Profit	8,258,450	5,424,195	2,834,255	52%
Gross Profit Percentage	27%	31%	(4)%	(13)%

Gross profit percentage for Biological Organic Fertilizer decreased from 33% for the year ended December 31, 2017 to 32% for the year ended December 31, 2018 mainly due to the increase in average unit cost is slightly higher than increase in selling price as discussed above.

Gross profit percentage for Compound Microbial decreased from 30% for the year ended December 31, 2017 to 21% for the year ended December 31, 2018 mainly due to the increase in selling price of our products is lower than the increase in unit cost as discussed above.

Research and Development Expenses

Research and development expenses was approximately $123,000 (RMB 801,630) for the year ended December 31, 2018, decreased by approximately $25,000 or 17% from approximately $148,000 (RMB 1,000,000) for the year ended December 31, 2017. On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $148,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and has expired on November 19, 2018. The Company contributed approximately $122,774 (RMB 801,630) for the year ended December 31, 2018 and approximately $148,000 (RMB 1,000,000) for the year ended December 31, 2017.

Selling Expenses

Selling expenses for the years ended December 31, 2018 and 2017 were approximately $617,000 and $483,000, respectively. Selling expenses include salaries of sales personnel, sales commission, travel and entertainment as well as freight out expenses. The increase in selling expenses is mainly due to an increase of approximately $67,000 salary expenses as we have hired more sales managers for marketing of our products, and an increase of approximately $67,000 freight out expense, and travel and entertainment expense because of the expansion of our business in 2018.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by approximately $1.9 million or 64% from approximately $3.0 million in the year ended December 31, 2017 to approximately $4.9 million in the same period in 2018. General and administrative expenses include professional fees, officers’ compensation, depreciation and amortization, insurance, salaries, employee benefits, travel, auto expense, meal and entertainment, rent, office expense and telephone expense and other miscellaneous G&A expenses. The increase in G&A expenses is mainly due to the increase of professional fees, such as attorneys, auditors, financial consultants, IT consultants, and business strategic and development consultants, for approximately $1.7 million as we need more professional to assist and support us for our business expansion and the increase in salary expense for approximately $0.6 million, which offset by the decrease of auto expense for approximately $0.1 million, the decrease of employee benefits expenses for approximately $0.1 million, and the decrease of travel expense for approximately $0.1 million.

Interest Expense

Net interest expense was $634,874 and $524,333 for the years ended December 31, 2018 and 2017, respectively, representing an increase of $110,541 or 21%. Interest expense included accrued interest on convertible note and other note payable, and the amortization of the convertible note discount for the year ended December 31, 2018 and 2017. The increase in interest expenses is mainly attributed to newly issuance a 15% convertible note issued in the middle of May 2017 where we incurred only seven-and-a-half-month interest expense during the year ended December 31, 2017 on the notes.

Income (Loss) from discontinued operations, net of taxes

Gain from discontinued operations, net of taxes was $0 and $4,495,333 for the year ended December 31, 2018 and 2017, which results an decrease of $4,495,333 gain from discontinued operations, net of taxes for the years ended December 31, 2018 and 2017. On February 11, 2017, the Company executed an Equity Transfer Agreement with Dian Shi Cheng Jing (Beijing) Technology Co. (“Transferee”) whereby the Company transferred all of its right, title and interest in Kiwa Shandong to the Transferee for RMB 1.00. The government processing of the transaction was completed on April 12, 2017. The Company recorded a net gain of $4,495,333 during the year ended December 31, 2017 based on the discharge of the excess liabilities over the assets of the Kiwa Shandong.

Net Income

During the fiscal year 2018, net income was $343,821, compared with $ $5,309,036 for the same period of 2017, representing a decrease of $4,965,215 or 94%. Such change was the result of the combination of the changes as discussed above.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying consolidated balance sheets as of December 31, 2018, and the consolidated statements of operations and comprehensive income, and cash flows for the year ended December 31, 2018, and the related notes thereto, for further discussion of our accounting policies.

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

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs is to meet our working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2018, Kiwa Hebei is committed to pay a RMB10,000,000 based on the payment milestone in the equity purchase agreement.

Our business is capital intensive as we need to make advance payment to our suppliers to secure timely delivery and current market price of raw materials. Debt financing in the form of notes payable and loans from related parties have been utilized to finance our working capital requirements. As of December 31, 2018, our working capital was approximately $11.9 million and we had only cash of approximately $8,000, with remaining current assets mainly composed of advance to suppliers, accounts receivables, prepaid expenses and deferred cost of goods sold. In addition, we sold Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $1,665,000.00 in February and March 2019.

We may have to consider supplementing our available sources of funds for operations through the following sources:

●	We will continuously seek additional equity financing to support our working capital;
●	other available sources of financing from PRC banks and other financial institutions; and
●	financial support and credit guarantee commitments from our major shareholder.

Based on the above considerations, our management is of the opinion that it does not have sufficient funds to meet our working capital requirements and debt obligations as they become due one year from the date of this report. Therefore, our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If the Company can’t raise enough funds, it might be unable to fund our future cash requirement on a timely basis and under acceptable terms and conditions and may not have sufficient liquidity to maintain operations and repay our liabilities for the next twelve months. As a result, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

The following table set forth summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2018	2017
Net cash used in operating activities	$(1,648,963)	$(5,649,150)
Net cash used in investing activities	(52,992)	(815,126)
Net cash provided by financing activities	510,707	7,534,356
Effect of exchange rate changes on cash	115,568	(10)
Net increase (decrease) in cash	(1,075,680)	1,070,070
Cash, beginning of year	1,083,539	13,469
Cash, end of year	$7,859	$1,083,539

Operating Activities

Net cash used in operating activities was approximately $1.6 million for the year ended December 31, 2018, compared to cash used in operating activities of approximately $5.6 million for the same period in 2017. Net cash used in operating activities for the year ended December 31, 2018 was primarily attributable to 1) increased of approximately of $3.9 million advance to suppliers as we previously secure current market price of raw materials purchases which we were anticipating the raw materials price is on the rise in the near future; 2) increase of approximately $0.2 million of rent deposit and other receivables; 3) increase of approximately $5.1 million of deferred cost of goods sold as we deferred our revenues and cost of goods sold due to our evaluation of the collectability with our customers until all revenue recognition criteria under the five-step model have been met; 4) increase of approximately $0.2 million of gain on derivative liabilities; offset by 5) net income of approximately $0.3 million; and 6) approximately $2.2 million of non-cash stock compensation issued for consulting fees and officer salaries; 7) increase of approximately $1.9 million of taxes payable as we incurred more taxes payables from our operations; 8) decrease of approximately $1.0 million of inventory as we have shipped out more products on our inventory that we previously stocked up for productions during the period; 9) increase of approximately $0.9 million of other payables and accruals as we incurred more payables from our operations and 10) increase of approximately $0.8 million of salary payables as we incurred more payables to employees and 11) increase of approximately $0.6 million of accrued interest and penalties.

Investing Activities

Net cash used in investing activities was approximately $53,000 in the year ended December 31, 2018, which was mainly attributable to purchase of property, plant and equipment. Net cash used in investing activities was $0.8 million for the year ended December 31, 2017.

Financing Activities

Net cash provided by financing activities was approximately $0.5 million for the year ended December 31, 2018 and net cash provided by financing activities was approximately $7.5 million for the year ended December 31, 2017. The cash inflow for the year ended December 31, 2018 was mainly resulted from sale of common stocks of approximately $0.3 million, and approximately $0.3 million which we borrowed from our related parties for working capital purpose.

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

From the end of 2017 through the end of 2018, the value of the RMB depreciated by approximately 5.4% against the U.S. Dollar. With the development of the foreign exchange market and progress towards interest rate liberalization and RMB internationalization, the PRC government may in the future announce further changes to the exchange rate system and there is no guarantee that the RMB will not appreciate or depreciate significantly in value against the U.S. Dollar in the future. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. Dollar in the future.

On July 21, 2005, the People’s Bank of China announced it would appreciate the RMB, increasing the RMB-U.S. Dollar exchange rate from approximately US$1.00 = RMB 8.28 to approximately US$1.00 = RMB 8.11. So far the trend of such appreciation continues. The exchange rate of U.S. Dollar against RMB on December 31, 2018 was US$1.00 = RMB 6.5098.

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

Accounts receivable are typically unsecured and derived from revenue (or deferred revenue) earned from customers, thereby exposed to credit risk. Credit risk is controlled by the application of credit approvals, limits and monitoring procedures. We manage credit risk through in-house research and analysis of the Chinese economy and the underlying obligors and transaction structures. To minimize credit risk, we normally require certain prepayment from the customers prior to begin production or delivery products. We identify credit risk collectively based on industry, geography and customer type. This information is monitored regularly by management.

In measuring the credit risk of our sales to our customers, we mainly reflect the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the exposures to the customer and its likely future development.

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

Commitments and Contingencies

See Note 17 to the Consolidated Financial Statements under Item 8 in Part II.

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 8, Part II.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of December 31, 2018 and 2017 begins on page F-1 of this annual report.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

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

The management has evaluated the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2018. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our evaluation and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2018. The principal basis for this conclusion is (i) failure to engage sufficient resources in regards to our accounting and reporting obligations and (ii) failure to fully document our internal control policies and procedures.

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

(c) Changes in Internal Control over Financial Reporting

Except as disclosed in the aforementioned remediation plans, there have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the year ended December 31, 2018, to have materially affected the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years. The directors listed below will serve until the Company’s next annual meeting of the shareholders:

Name	Age	Position	Director Since

Yvonne Wang	40	Acting President, CEO and Director	2015
Hon Man Yun	49	CFO	2018
Feng Li	29	Secretary and Director	2015
Qi Wang	50	Vice President of Technology, Director	2007
Yong Lin Song Xiao Qiang Yu	51 40	CTO, Director of Technology and Director COO	2017 2016

Yvonne Wang Ms. Wang became our Chairman in November 2015. She served as corporate Secretary from 2005 to 2015. Prior to 2005, she served as an executive assistant and a manager of the Company’s U.S. office between April 2003 and September 2005. She obtained her B.S. degree of Business Administration from University of Phoenix.

On August 11, 2016, she became Company’s acting president, CEO and CFO. On April 15, 2018, the Company’s Board of Directors appointed Hon Man Yun as Chief Financial Officer of the Company. The position had been formerly held by Yvonne Wang, who also serves as Chief Executive Officer of the Company.

Hon Man Yun Mr. Yun became our CFO in April 2018. Mr. Yun is a Chartered Accountant having fellowship with the Institute of Chartered Accountants in England and Wales. He is also a Fellow Member of the Chartered Association of Certified Accountants and a member of the Hong Kong Institute of Certified Public Accountants. He was a member of Association of International Accountants, the Society of Registered Financial Planners, the Institute of Financial Accountants and the Institute of Crisis and Risk Management. Mr. Yun received his MBA at the University of Western Sydney in 2007.

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

Xiao Qiang Yu became our COO on June 2016 and is responsible for managing the overall marketing strategy of Kiwa, which includes brand expansion, sale targets, strategic planning and corporate communications. Mr. Yu participated in Chinese fertilizer market since 1999. Mr. Yu has over 15 years of marketing, management and strategy experience from two major fertilizer companies in China.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and certain other shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely upon a review of the copies of such reports, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and certain other shareholders were complied with during the fiscal year ended December 31, 2018.

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

The Board of Directors either met or took action by unanimous consent ten (10) times during fiscal year 2018. No Committee Meetings were held during fiscal year 2018. The Company did not have an Annual Meeting of Shareholders in 2018.

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

Summary Compensation Table

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Yvonne Wang,	2018	84,000	-0-	-0-	-0-	-0-	-0-	-0-	84,000
Acting President, CEO	2017	84,000	-0-	-0-	-0-	-0-	-0-	-0-	84,000

Hon Man Yun	2018	77,102	-0-	-0-	-0-	25,299	-0-	-0-	102,401
CFO	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Yong Lin Song,	2018	36,271	-0-	-0-	-0-	-0-	-0-	-0-	62,295
CTO, Director of Technology	2017	62,295	-0-	-0-	-0-	-0-	-0-	-0-	29,828

Xiao Qiang Yu,	2018	31,003	-0-	-0-	-0-	-0-	-0-	-0-	59,927
COO	2017	59,927	-0-	-0-	-0-	-0-	-0-	-0-	30,259

Employment Contracts and Termination of Employment and Change of Control Arrangements

There are no compensatory plans or arrangements with respect to a named executive officer that would result in payments or installments in excess of $100,000 upon the resignation, retirement or other termination of such executive officer’s employment with us or from a change-in-control.

Stock Incentive Plan and Option Grants

2018 Stock-based Compensation

During 2018, the Company registered 1,663,702 shares of common stock, par value $0.001 allocated to its 2016 Employee, Director and Consultant Stock Plan. No options were granted under the Plan.

Option Exercises and Stock Vested

No stock options were exercised by any officers or directors during 2018 and 2017. We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2018 and 2017.

Director Compensation for 2018

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors, and did not compensate our directors in 2018 for services performed as directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 12, 2019 certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 16,120,465 shares of our common stock 500,000 shares of our Series A Preferred Stock, and 811,148 shares of our Series B Preferred Stock outstanding as of April 12, 2019. None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Title of class	Name and Address of Beneficial Ownership(1)	Amount and Nature of Beneficial Owner (2)	Percentage of class

Common Stock	Yvonne Wang	240,000	1.28%
Common Stock	Feng Li (3)	1,965,326	10.52%
Common Stock	Qi Wang	-	-
Common Stock	Yong Lin Song	-	-
Common Stock	All officers and directors as a group	2,205,326	11.81%

Ser. A Pref. Stock	Yvonne Wang	250,000	50.00%
Ser. A Pref. Stock	Feng Li	250,000	50.00%

Ser. A Pref. Stock	All officers and directors as a group	500,000	100.00%
Ser. B Preferred	Wei Li	811,148	100.00%

5% Holders:

Common Stock	Wei Li (3)	2,734,690	13.56%
Common Stock	Tianao Zhang	1,540,000	7.64%
Common Stock	Zheng JunWei	1,165,000	5.78%

(1)	The address for all holders is 3200 Guasti Road, Ste. 100, California 91761.

(2)	In determining beneficial ownership of our Common Stock and Series A Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)	Includes 61,784 shares of common stock held by All Star Technology, Inc., a British Virgin Islands international business company. Feng Li’s father, Wei Li, exercises voting and investment control over the shares held by All Star Technology, Inc. Wei Li is a principal shareholder of All Star Technology, Inc. and may be deemed to beneficially own such shares, but disclaims beneficial ownership in such shares held by All Star Technology, Inc. except to the extent of his pecuniary interest therein. Mr. Li has pledged all of his common stock of the Company as collateral security for the Company’s obligations under certain 6% Convertible Notes owed by the Company.

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

Fees Paid to Independent Public Accountants for 2018 and 2017.

Audit Fees

All of the services described below were approved by our board of directors prior to performance of such services. The board of directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditor’s independence.

The aggregate audit fees for 2018 paid and payable to Friedman LLP were approximately $205,000. The aggregate audit fees for 2017 paid and payable to Friedman LLP and DYH & Company were approximately $144,000, of which, $135,000 paid and payable to Friedman, LLP and $9,000 paid to DYH & Company.

The amounts include: (1) fees for professional services rendered by Friedman LLP and DYH & Company in connection with the audit of our consolidated financial statements; (2) reviews of our quarterly reports on the Form 10-Q.

Audit-Related Fees

Audit-related fees for 2018 and 2017 were $0.

Tax Fees

Tax fees for 2018 and 2017 were $0.

All Other Fees

None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2018 and 2017. All of the services provided and fees charged by our independent registered accounting firms in 2018 and 2017 were approved by the board of directors. There is no non-audit services provided by our independent auditors during the year of 2018 and 2017.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2019

KIWA BIO-TECH PRODUCTS GROUP CORPORATION.

By:	/s/ Yvonne Wang
Yvonne Wang Chief Executive Officer (Principal Executive Officer)

By:	/s/ Hon Man Yun
Hon Man Yun Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Yvonne Wang	Chief Executive Officer and Director	April 12, 2019
Yvonne Wang	(Principal Executive Officer)

/s/ Hon Man Yun	Chief Financial Officer	April 12, 2019
Hon Man Yun	(Principal Financial and Accounting Officer)

Kiwa Bio-Tech Products Group Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kiwa Bio-Tech Products Group Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kiwa Bio-Tech Products Group Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $14,803,530 and $14,583,080 as at December 31, 2018 and 2017, respectively, and negative operating cash flow of $1,648,963 and $5,649,151 for the year ended December 31, 2018 and 2017, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

April 12, 2019

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents	$7,859	$1,083,539
Accounts receivable	6,751,113	28,620
Prepaid expenses	2,259,565	2,474,272
Rent deposits and other receivables	323,362	44,423
Advance to suppliers	15,763,198	12,660,793
Due from related parties - non-trade	12,108	19,017
Inventories	1,643,033	2,745,991
Deferred cost of goods sold	4,929,855	16,726

Total current assets	31,690,093	19,073,381

Property, plant and equipment - net	93,181	90,500
Rent deposits-non current	613	72,631
Deposit for long-term investment	727,155	768,074

Total non-current assets	820,949	931,205
Total assets	$32,511,042	$20,004,586

LIABILITIES AND stockholders’ EQUITY
Current liabilities
Accounts payable	$1,611,273	$1,800,614
Advances from customers	580,720	543,581
Due to related parties	570,921	320,199
Convertible notes payable, net of discount of $99,908 and $1,977 at December 31, 2018 and 2017, respectively	971,086	273,200
Derivative liabilities	6,621	247,933
Notes payable	360,000	360,000
Salary payable	1,024,959	291,401
Income taxes payable	2,946,926	1,142,973
Interest payable	2,020,821	1,756,275
Other payables and accruals	2,940,088	2,108,873
Deferred revenue	6,751,113	28,620
Total current liabilities	19,784,528	8,873,669

Convertible notes payable-non-current, net of discount of $0 and $384,799 at December 31, 2018 and 2017, respectively	-	460,082
Total liabilities	19,784,528	9,333,751

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value, Authorized 20,000,000 shares. Series A - Issued and outstanding 500,000 and 500,000 shares (liquidation preference in $1,000,000) at December 31, 2018 and December 31, 2017, respectively; Series B - Issued and outstanding 811,148 and 811,148 shares (liquidation preference in $1,054,492) at December 31, 2018 and December 31, 2017, respectively.	1,311	1,311
Common stock - $0.001 per value. Authorized 100,000,000 shares. Issued and outstanding 16,885,260 and 15,202,965 shares at December 31, 2018 and 2017, respectively.	16,886	15,203
Additional paid-in capital	27,047,457	24,455,291
Statutory Reserve	1,022,605	458,334
Accumulated deficit	(14,803,530)	(14,583,080)
Accumulated other comprehensive gain (loss)	(558,215)	323,776
Total stockholders’ equity	12,726,514	10,670,835
Total liabilities and stockholder’s equity	$32,511,042	$20,004,586

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
	2018	2017

Revenue	$30,650,402	$17,270,069

Cost of goods sold	(22,391,952)	(11,845,874)

Gross profit	8,258,450	5,424,195

Operating expenses
Research and development expenses	122,774	147,992
Selling expenses	617,387	483,045
General and administrative expenses	4,928,943	2,997,027
Total operating expenses	5,669,104	3,628,064
Operating Income	2,589,346	1,796,131

Other income/(expense), net
Change in fair value of derivative liabilities	241,312	321,851
Interest expense	(634,874)	(524,333)
Other income/(expense)	(1,185)	382,126
Exchange gain/(loss)	55,444	(58,757)
Total other income/(expense), net	(339,303)	120,887
Income from continuing operations before income taxes	2,250,043	1,917,018
Income taxes	(1,906,222)	(1,103,315)
Income from continuing operations	343,821	813,703

Discontinued operations:
Loss from discontinued operations, net of taxes	-	(16,849)
Gain on disposal of discontinued operations, net of taxes	-	4,512,182
Income from discontinued operations, net of taxes	-	4,495,333

Net income	343,821	5,309,036

Other comprehensive income
Foreign currency translation adjustment	(881,991)	378,153
Total comprehensive income/(loss)	$(538,170)	$5,687,189

Earnings per share - Basic:
Income from continuing operations	0.02	0.08
Income from discontinued operations	-	0.43
Net income	0.02	0.51

Earnings per share - Diluted:
Income from continuing operations	0.02	0.07
Income from discontinued operations	-	0.36
Net income	0.02	0.43

Weighted average number of common shares outstanding - basic	16,522,099	10,471,725
Weighted average number of common shares outstanding - diluted	16,522,099	12,541,946

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHODERS’ EQUITY

								Accumulated	Total
					Additional			Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Statutory	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Gain/(Loss)	(Deficiency)
Balance, December 31, 2016	500,000	500	8,728,981	8,729	15,234,878	127,473	(19,561,255)	(54,377)	(4,244,052)
Issuance of common stock for cash	-	-	4,350,750	4,351	6,340,777	-	-	-	6,345,128
Issuance of preferred stock for liabilities settlement	811,148	811	-	-	1,053,681	-	-	-	1,054,492
Issuance of common stock for consulting services	-	-	2,003,988	2,004	1,687,893	-	-	-	1,689,897
Fair value of beneficial conversion feature of convertible note	-	-	-	-	45,094	-	-	-	45,094
Conversion of convertible note	-	-	119,246	119	92,968	-	-	-	93,087
Net income	-	-	-	-	-	-	5,309,036	-	5,309,036
Statutory reserve	-	-	-	-	-	330,861	(330,861)	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	378,153	378,153
Balance, December 31, 2017	1,311,148	$1,311	15,202,965	$15,203	$24,455,291	$458,334	$(14,583,080)	$323,776	$10,670,835
Issuance of common stock for cash	-	-	247,700	248	307,352	-	-	-	307,600
Issuance of common stock for consulting services	-	-	1,277,918	1,278	2,181,271	-	-	-	2,182,549
Issuance of common shares for salary payment	-	-	30,632	31	25,270				25,301
Conversion of convertible note	-	-	126,045	126	78,273	-	-	-	78,399
Net income	-	-	-	-	-	-	343,821	-	343,821
Statutory reserve	-	-	-	-	-	564,271	(564,271)	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(881,991)	(881,991)
Balance, December 31, 2018	1,311,148	$1,311	16,885,260	$16,886	$27,047,457	$1,022,605	$(14,803,530)	$(558,215)	$12,726,514

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017

Cash flow from continuing operating activities:
Net income	$343,821	$5,309,036
Income from discontinued operations, net of taxes	-	(4,495,333)
Net Income from continuing operations	343,821	813,703
Adjustments to reconcile net income to net cash used in continuing operating activities:
Depreciation	27,947	46,491
Bad debt	19,844	-
Accrued interest	634,874	524,333
Stock compensation for consulting services and salary payment	2,207,850	697,673
Gain on derivative liabilities	(241,312)	(321,851)
Changes in continuing operating assets and liabilities:
Accounts receivable	(6,989,810)	1,126,584
Prepaid expenses	52,895	(66,315)
Rent deposits and other receivables	(221,388)	(37,412)
Advance to suppliers	(3,926,197)	(10,264,884)
Due from related parties-non-trade	6,128	1,546,691
Inventories	994,483	(2,645,053)
Deferred cost of goods sold	(5,108,265)	(16,112)
Accounts payable	(97,108)	631,324
Salary payable	763,005	102,469
Taxes payable	1,938,545	674,414
Advances from customers	68,711	523,600
Other payables and accruals	887,204	987,626
Deferred revenue	6,989,810	27,568
Net cash used in continuing operating activities	(1,648,963)	(5,649,151)
Net cash provided by discontinued operations	-	-
Net cash used in operating activities	(1,648,963)	(5,649,151)

Cash flows from investing activities:
Payment of deposit for long-term investment	-	(739,841)
Purchase of property, plant and equipment	(52,992)	(75,285)
Net cash used in investing activities	(52,992)	(815,126)

Cash flows from financing activities:
Working capital borrowed from related parties, net of payments to related parties	252,171	219,420
Proceeds from sale of common stock	307,600	6,345,128
Proceeds from convertible note	-	969,808
Net cash provided by financing activities	559,771	7,534,356

Effect of exchange rate change	66,504	(9)

Cash and cash equivalents:
Net increase/(decrease)	(1,075,680)	1,070,070
Balance at beginning of year	1,083,539	13,469
Balance at end of year	$7,859	$1,083,539

SUPPLEMENTARY DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:
Issuance of preferred stock for debt settlement	$-	$1,054,492
Issuance of common stock for consulting services	$2,242,550	$1,689,896
Issuance of common stock for financing related services	$-	$1,433,156
Conversion of convertible note	$78,399	$93,088
SUPPLEMENTARY DISCLOSURE:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$460,853

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The Company operates through a series of subsidiaries in the Peoples Republic of China as detailed in the following Organizational Chart. The Company currently mainly operates its business through Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (“Kiwa Beijing”), which was incorporated in China in January 2016, Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”), which was incorporated in China in November 2016, Kiwa Bio-Tech Products (Hebei) Co., Ltd. (“Kiwa Hebei”), which was incorporated in China in December 2016, Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. Xian Branch Company, (“Kiwa Xian”), which was incorporated in China in December 2017, Kiwa Bio-Tech (Yangling) Co., Ltd. (“Kiwa Yangling”), which incorporated in March 2018, and The Institute of Kiwa-Yangling Ecological Agriculture and Environment Research Co., Ltd. (“Kiwa Institute”), which incorporated in March 2018. In July 2017, the Company established Kiwa Bio-Tech Asia Holding (Shenzhen) Ltd. (“Kiwa Asia”) to be the direct holding company of Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian, Kiwa Institue and Kiwa Hebei.

Business

The Company develops, manufactures, distributes and markets innovative, cost-effective and environmentally safe bio-technological products for agricultural use. Our products are designed to enhance the quality of human life by increasing the value, quality and productivity of crops and decreasing the negative environmental impact of chemicals and other wastes.

2. Going concern

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2018 and 2017, the Company had an accumulated deficit of $14,803,530 and $14,583,080, respectively, and the Company had a negative operating cash flow of $1,648,963 and $5,649,150 for the year ended December 31, 2018 and 2017, respectively. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2018, Kiwa Hebei is committed to pay a RMB10,000,000 based on the payment milestone in an equity purchase agreement.

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

As of December 31, 2018, the Company’s working capital was approximately $12.6 million and the Company had only cash of approximately $8,000, with remaining current assets mainly composed of advance to suppliers, accounts receivables, prepaid expenses and deferred cost of goods sold. In addition, the Company sold Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $1,665,000.00 in February and March 2019.

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

Management has considered its historical experience, the economic environment, trends in the Agricultural industry, the realization of the accounts receivables and advance to suppliers as of December 31, 2018. The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve-month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve-month period, the Company may have to consider supplementing its available sources of funds through the following sources:

●	the Company will continuously seek additional equity financing to support its working capital;
●	other available sources of financing from PRC banks and other financial institutions;
●	financial support and credit guarantee commitments from the Company’s major shareholder.

Based on the above considerations, the Company’s management is of the opinion that it may not have sufficient funds to meet the Company’s working capital requirements and debt obligations as they become due one year from the date of this report. If the Company can’t raise enough funds, it might be unable to fund its future cash requirement on a timely basis and under acceptable terms and conditions and may not have sufficient liquidity to maintain operations and repay its liabilities for the next twelve months. As a result, the Company may be unable to implement its current plans for expansion, repay its debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations.

3. Summaries of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

Principle of Consolidation

These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Kiwa BVI, Kiwa Asia Holdings Company, Kiwa Beijing, Kiwa Shenzhen, Kiwa Hebei, Kiwa Asia, Kiwa Yangling, Kiwa Shanxi, and Kiwa Institute. All significant inter-company balances or transactions are eliminated on consolidation.

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

Other comprehensive income for the three and nine months ended December 31, 2018 and 2017 represented foreign currency translation adjustments and were included in the consolidated statements of operations and comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of December 31,
	2018	2017
Balance sheet items, except for equity accounts	6.8761	6.5098

	Years ended December 31,
	2018	2017
Items in the statements of operations and comprehensive income/(loss)	6.6146	6.7582

The exchange rates used to translate amounts in HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of December 31,
	2018	2017
Balance sheet items, except for equity accounts	7.8297	7.8149

	Years ended December 31,
	2018	2017
Items in the statements of operations and comprehensive income/(loss)	7.8370	7.7921

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We adopted ASU 2016-02 on January 1, 2019 and determined that the effect of recognizing additional right of use (“ROU”) assets and operating liabilities under current leasing standards for existing operating leases with a term longer than 12 months are immaterial to our consolidated financial statements for the period beginning January 1, 2019.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s consolidated financial statement presentation or disclosures.

4. Accounts Receivable, net

As of December 31, 2018 and 2017, we had $6,751,113 and $28,620, respectively, of accounts receivable due from the Company’s customers. The Company’s current payment terms on these customers are ranging from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. These customers are either agricultural cooperative company or distributors who then resell the Company’s products to individual farmers.

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

Accounts receivable consisted of the following:

	December 31, 2018	December 31, 2017
Accounts receivable	$6,751,113	$83,860
Less: Allowance for doubtful debt	-	(55,240)
Accounts receivable, net	$6,751,113	$28,620

5. Prepaid Expenses

Prepaid expenses consisted of the following:

	Notes	December 31, 2018	December 31, 2017
Prepaid office rent		$4,921	$41,487
Prepaid License Fee (for fertilizer)		-	26,115
Prepaid government filing expense		7,000	5,000
Prepaid consulting expenses	(1)	2,230,553	2,392,273
Others		17,091	9,397
Total		$2,259,565	$2,474,272

(1) Prepaid consulting expenses represent issuance of common stock for prepaid services. As of December 31, 2018, the Company evaluated the performance of the consultants and concluded all the contracts were on schedule of delivery. The company amortized the consulting fee over the service periods per agreements based on the progress of services delivered. For the year ended December 31, 2018 and 2017, the prepaid consulting expenses totaled $2,242,050 and $1,689,896, respectively. For the year ended December 31, 2018 and 2017, the amortization of consulting expense was $2,403,770 and $697,673, respectively.

6. Advance to suppliers

Advance to suppliers are mainly funds deposited for future raw material and finished goods purchases. As a common practice in China’s agriculture industry, many of these vendors require a certain amount to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis as well as securing the current agreed upon purchase price. Since the Company anticipated the price of raw materials continues to be on the rise, the Company agreed to make large amount of advances to suppliers. As of December 31, 2018 and 2017, such advance to suppliers was $15,763,198 and $12,660,793, respectively.

7. Inventory

Inventory consisted of the following:

	December 31, 2018	December 31, 2017
Raw materials	$1,358,384	$2,745,991
Finished goods	253,331	-
Packing materials	31,318	-
Total	$1,643,033	$2,745,991

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	December 31, 2018	December 31, 2017
Property, Plant and Equipment
Office equipment	$17,451	$15,899
Furniture	27,312	23,331
Leasehold improvements	130,357	91,609
Construction in progress	25,305	26,729
Others	1,047	1,106
Property, plant and equipment - total	201,472	158,674
Less: accumulated depreciation	(108,291)	(68,174)
Property, plant and equipment - net	$93,181	$90,500

Depreciation expense was $27,947, and $46,491 for the years ended December 31, 2018 and 2017, respectively.

9. Deposit for Long-Term Investment

On June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.3 million). As of December 31, 2018, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.7 million). Due to certain administrative approval process from the Chinese government and the establishment of Yangling base in October 2018, the closing of the equity purchase agreement has been delayed. RMB 6,500,000 (approximately $1.0 million) will be paid upon completion of the land use rights ownership transfer and RMB 3,500,000 (approximately $0.5 million) will be paid upon completion of the business licenses transfer. The Company estimated the completion of the transfer will be in December 2019.

10. Salary payable

	December 31, 2018	December 31, 2017
Ms. Yvonne Wang (“Ms. Wang”)	$259,000	$175,000
Hon Man Yun (“Mr. Yun”)	60,702	-
Other Employees	705,257	116,401
Total	$1,024,959	$291,401

Ms. Wang served as Chairman of the Board since November 2015 and served as CEO since August 2016. No salary was paid to Ms. Wang since December 2015. Mr. Yun was the Chief Financial Officer of the Company since April 2018. The Company expects to be in negotiations with Mr. Yun and Ms. Wang to settle these obligations.

11. Related Party Transactions

Due from related parties – non-trade

Amounts due from related parties consisted of the following as of December 31, 2018 and 2017:

Item	Nature	Notes	December 31, 2018	December 31, 2017
Mr. Wei Li	Non-trade	(1)	-	19,017
Mr. Xiaoqiang Yu	Non-trade	(2)	12,108	-
Total			$12,108	$19,017

(1) Mr. Wei Li

During the year ended December 31, 2017, Mr. Wei Li, the former chairman and CEO, founder and major shareholder of the Company, obtained a cash advance from the Company for operational purpose. The balance was repaid in March 2018.

(2) Mr. Xiaoqiang Yu

During the year ended December 31, 2018, Mr. Xiaoqiang Yu, the COO of the Company, obtained a cash advance from the Company for operational purpose. As of December 31, 2018 and 2017, the amount due from Mr. Xiaoqiang Yu was $12,108 and $0, respectively.

Due to related parties

Amounts due to related parties consisted of the following as of December 31, 2018 and 2017:

Item	Nature	Notes	December 31, 2018	December 31, 2017
Ms. Wang	Non-trade	(1)	534,563	320,199
Ms. Feng Li (“Ms. Li”)	Non-trade	(2)	36,358	-
Total			$570,921	$320,199

(1) Ms. Wang

Effective November 20, 2015, the Company appointed Ms. Wang as the Chairman of the Board and effective August 11, 2016, the Company’s Board of Directors has assigned Ms. Wang the additional titles of Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer. On April 15, 2018, Ms. Wang turned over the Acting Chief Financial Officer to her successor.

During the years ended December 31, 2018 and 2017, Ms. Wang paid various expenses on behalf of the Company. As of December 31, 2018 and 2017, the amount due to Ms. Wang was $534,563 and $320,199, respectively.

(2) Ms. Feng Li

Ms. Feng Li is a member of the Company’s board of directors and shareholder of the Company. Ms. Li held approximately 11% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock. Ms. Feng Li paid various expenses on behalf of the Company. As of December 31, 2018 and December 31, 2017, the amount due to Ms. Feng Li was $36,358 and $0, respectively.

12. Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2018	December 31, 2017
6% secured convertible notes – FirsTrust Group Inc. (1)	$125,692	$121,562
15% convertible notes- Mr. Geng Liu (2)	145,431	153,615
15% convertible notes- Mr. Junwei Zheng (3)	799,870	844,881
Less: notes discount	(99,907)	(386,776)
Convertible notes payable - total	971,086	733,282
Non-current	-	(460,082)
Current	$971,086	$273,200

Convertible notes payable consists of $125,692 of 6% secured convertible notes issued to FirsTrust Group Inc. on June 29, 2006, $145,431 of 15% convertible note issued to Mr. Geng Liu on January 17, 2017 and $799,870 of 15% convertible note issued to Mr. Junwei Zheng on May 9, 2017.

(1) 6% secured convertible notes – FirsTrust Group Inc.

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

The Company also incurs a financial liquidated damages in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches any affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in Purchase Agreement, the Company has accrued the amounts of $75,280 and $81,930 for liquidated damages for the years ended December 31, 2018 and 2017, respectively. The Company also accrued $16,914 and $21,897 for interest at the rate of 15% per annum for the years ended December 31, 2018 and 2017, respectively. The total 15% accrued interests were $177,179 and $182,858 at December 31, 2018 and 2017, respectively. The total accrued liquidated damages were $555,538 and $522,257 at December 31, 2018 and 2017, respectively.

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

On April 27, 2018, the Company issued total 126,045 common shares to FirsTrust Group, Inc. for the conversion of convertible note. According to the convertible note agreement, the conversion price is based on a 40% discount to the average of the lowest three days trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period per the convertible notes agreement.

On September 19, 2018, the Company has entered a Settlement Agreement and Release (“Settlement Agreement”) with FirsTrust to settle the 6% secured convertible notes and interest and penalties. The Company has agreed to allow FirsTrust to effect a conversion in accordance with the terms of the 6% Note by October 18, 2018, and to make a cash payment of $500,000 by December 17, 2018. If the payment is not timely made, then FirsTrust shall be permitted to immediately effect further conversion in accordance with the terms of the 6% Notes into the Company’s shares, and the Company shall make a final cash payment of $340,000 by February 28, 2019. The Settlement Agreement has not been carried out by the Company as agreed as of December 31, 2018. The interest and penalties on this Note are continuously accrued in accordance with the original terms.

On October 18, 2018, FirsTrust requested a conversion in accordance with the terms of the 6% Notes into the Company’s shares. The Company had failed to convert and thus incurred a financial liquidated damage at $245 per day for a total of $18,130 as of December 31, 2018, which had been added to the principle amount of the Note. On March 26, 2019, the Company issued 395,959 shares to FirsTrust for the conversion.

On March 26, 2019, the Company has entered into a First Amendment to Settlement Agreement and Release (“First Amendment Agreement”) with FirsTrust to settle the 6% secured convertible notes together with the promissory notes as disclosed under Note 12 plus interest and penalties with a total payable of approximately $2.3 million as of the date of the First Amendment Agreement was entered. The Company has agreed to make a payment of approximately $29,789 (RMB200,000), which has been paid on April 1, 2019, to enter into this Amendment and settled with the total outstanding balance of $1.3 million to be due under the terms of the First Amendment Agreement by June 30, 2019. If such settled outstanding balance was not made by June 30, 2019, it will deem the First Amendment Agreement to be ineffective and the Company will need to continue to pay FirsTrust the amount set forth in the Settlement Agreement.

(2) 15% convertible notes- Mr. Geng Liu

On January 17, 2017, the Company entered a Convertible Note Agreement with Mr. Geng Liu with principal of RMB 3 million, approximately $145,000. The note bears interest at 15% per annum and matured on January 16, 2018. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal to the Company’s common shares with a conversion price of $0.90 per share. Subsequently, the Company reached an agreement with Mr. Geng Liu that the maturity date will be extended to June 30, 2019.

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

For the year ended December 31, 2018 and 2017, the Company recorded interest expense of $24,945 and $64,305 on the note, including the amortization of the debt discount resulting from the value of beneficial conversion feature, and the carrying value of the note as at December 31, 2018 was $145,431.

(3) 15% convertible notes- Mr. Junwei Zheng

On May 9, 2017, the Company entered a Convertible Note Agreement with Mr. Junwei Zheng with principal of RMB 30 million. The note bears interest at 15% per annum and will mature on May 8, 2019. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal and accrued interest to the Company’s common shares with a conversion price of $3.5 per share. On August 17, 2018, the Company does not expect that the remaining funds will ever be so advanced. As of December 31, 2018, the Company has received principal totaled RMB 5.5 million ($799,871 equivalent USD at December 31, 2018) out of the RMB 30 million Convertible Note Agreement.

The notes are convertible into shares of the common stock, at conversion price is $3.5 which is higher than the price of the Company’s common stock on the date of issue, therefore the conversion feature embedded in the note did not meet the definition of BCF. The Company determined that conversion option embedded in the note meet the definition of a derivative instrument. Since the embedded conversion price of the conversion feature is denominated in U.S. dollar, a currency other than the convertible note payable currency. As a result, the embedded conversion feature is not considered indexed to the Company’s own stock due to the variable exchange rate between U.S. Dollar and RMB, and as such, the Company determined that the embedded conversion feature to be carried as a liability and re-measured at fair value at each financial reporting date until such time as the conversion feature is exercised or expired. The Company evaluated the fair value of the embedded conversion feature at the issue date and recorded the amount into as discount to convertible note payable. The discount to convertible note payable is being amortized to interest expense over the life of the note using the straight-line method, which approximates the effective interest method.

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

The fair value of embedded conversion feature were calculated using the BlackScholesMerton model based on the following variables on December 31, 2017:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 151.9% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 1.80%, for the conversion options

●	Expected lives of 1.33 years

●	Market price at re-measurement date of $2.0

The fair value of embedded conversion feature was calculated using the BlackScholesMerton model based on the following variables on December 31, 2018:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 204.73% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 2.49%, for the conversion options

●	Expected lives of 0.33 years

●	Market price at re-measurement date of $0.50

For the year ended December 31, 2018, the Company recorded interest expense of $409,798 on the note, including the amortization of the debt discount resulting from the value of the embedded conversion feature, and the carrying value of the note as of December 31, 2018 was $699,963.

13. Note payable

On May 29, 2007, the Company issued a $360,000 promissory note (the “Promissory Note”) to an unrelated individual (the “Original Note holder”). This note bears interest at 18% per annum and was due on July 27, 2007. This note is currently in default and bears interest of 25% per annum (the “Default rate”) until paid in full. This note is secured by a pledge of shares of the Company’s common stock owned by Investlink (China) Limited (the “Pledged Shares”). In 2016, the Original Note holder informed the Company that all right, title and interests in the Promissory Note has been assigned and transferred to FirsTrust.

On September 19, 2018, the Company has entered a Settlement Agreement and Release with Firs Trust to settle the Notes and interest. The Company has agreed to make a cash payment of $200,000 and issue 300,000 Shares to FirsTrust by October 18, 2018 and to make a final cash payment of $260,000 by February 28, 2019. However, the Company has not performed its obligations in the Settlement Agreement as of December 31, 2018, and considered the payment terms as default and continued to accrue its interest after September 19, 2018.

As of December 31, 2018, all of $360,000 of Promissory Note to FirsTrust is still outstanding, and total accrued interest of the Promissory Note is $1,039,300. The Company accrued $90,000 and $90,000 interest expense on note payable for the years ended December 31, 2018 and 2017, respectively.

On March 26, 2019, the Company has entered into the First Amendment Agreement with FirsTrust to settle the promissory notes together with the 6% secured convertible notes as disclosed under Note 11 plus interest and penalties with a total payable of approximately $2.3 million as of the date of the First Amendment Agreement was entered. The Company has agreed to make a payment of $29,789 (RMB200,000) ), which has been paid on April 1, 2019, to enter into this Amendment, and settled with the total outstanding balance of $1.3 million to be due under the terms of the First Amendment Agreement by June 30, 2019. If such settled outstanding balance was not made by June 30, 2019, it will deem the First Amendment Agreement to be ineffective and the Company will need to continue to pay FirsTrust the amount set forth in the Settlement Agreement. On March 26, 2019, the Company issued 300,000 shares to FirsTrust Group Inc. for debt settlement under the terms of the Settlement Agreement and Release (“Settlement Agreement”) with FirsTrust to settle the Promissory Note.

14. Other payable and accruals

Other payable consisted of the following:

	Notes	December 31, 2018	December 31, 2017
Stock subscription proceeds received in advance	(1)	$1,692,454	$1,718,642
Accrued expenses		219,033	36,240
R&D expense payable		431,009	309,555
Others		597,592	44,436
		$2,940,088	$2,108,873

(1) The Company received $465,379 (RMB 3.2 million, revalued as $465,379 as at December 31, 2018) in 2016 from two unrelated potential investors, and additionally received $1,227,075 in 2017 from three unrelated potential investors pending for stock issuances. The Company is in the process of negotiating the issuance price per shares of these stock subscriptions with the investors.

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

Common stock

During the year ended December 31, 2018, the Company issued 247,700 common shares to five individuals residing in China for net proceeds of $307,600. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

During the year ended December 31, 2018, the Company entered into eleven consulting agreements and issued 1,277,918 shares of common stock to consultants for IR, Training system, and business development services based on market price of the shares at the transaction dates. The valuation of the shares utilized an average issuance price of $1.71 per share.

During the year ended December 31, 2018, the Company issued 30,632 common shares to one officer for salary payment based on the average stock price of his service period which valued at $25,299.

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

Additional paid-in-capital

As disclosed in Note 11(1), on January 17, 2017, the Company issued RMB 1 million ($144,944 equivalent). Convertible Note to Mr. Geng Liu with BCF embedded. The Company evaluated the intrinsic value of the BCF as $45,094 at the issue date and recorded the amount into additional paid in capital. All other amounts recorded in additional paid in capital are derived from issuance of preferred shares or common shares as disclosed in the above.

16. Stock-based Compensation

On March 15, 2017, the Board of Directors approved a new stock option plan with ten years’ term. As of December 31, 2018, the Company has not granted any incentive compensation under this plan.

17. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities recorded at fair value on recurring basis that were accounted for at fair value as of:

December 31, 2018

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$6,621	$6,621
Total	—	—	$6,621	$6,621

December 31, 2017

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$247,933	$247,933
Total	—	—	$247,933	$247,933

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017:

	Year ended December 31, 2018	Year ended December 31, 2017

Beginning balance	$247,933	$-
Fair value of derivative liabilities at inception	-	569,784
Change in fair value of derivative liabilities	(241,312)	(321,851)
Ending balance	$6,621	$247,933

18. Income Tax

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% and 34% on its taxable income for the years ended December 31, 2018 and 2017. No provision for taxes is made for U.S. income tax for the years ended December 31, 2018 and 2017 as it has no taxable income in the U.S.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. Accordingly, the Company has re-measured its deferred tax assets on net operating loss carry forwards in the U.S at the lower enacted cooperated tax rate of 21%. However, this re-measurement has no effect on the Company’s income tax expenses as the Company has provided a 100% valuation allowance on its deferred tax assets previously.

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

The Company has determined that this one-time Toll Charge has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings at either of the two testing dates of November 2, 2017 and December 31, 2017.

For purposes of the inclusion of GILTI, the Company has determined the taxable off-shore earnings in the amount of $3.5 million in the year ended December 31, 2018, which has been fully offset by the current year loss of $3.2 million and NOL carryforwards of $0.3 million of Kiwa US. Therefore, this is no accrual of US income tax for GILTI as of December 31, 2018.

In accordance with the current tax laws in China, Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian, Kiwa Hebei, Kiwa Yangling, Kiwa Shanxi, and Kiwa Institute are subject to a corporate income tax rate of 25% on its taxable income. Kiwa Shenzhen, Kiwa Xian, Kiwa Hebei, Kiwa Shanxi, and Kiwa Institute have not provided for any corporate income taxes since each had no taxable income for the year ended December 31, 2018. For the year ended December 31, 2018, Kiwa Beijing recorded income tax provision for approximately $457,583, Kiwa Yangling recorded income tax provision for approximately $1,448,639.

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes in the BVI.

A reconciliation of the provision for income taxes from continuing operation determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2018	2017
Pre-tax income from continuing operation	$2,250,043	$1,917,018

U.S. federal corporate income tax rate	21%	34%
Income tax expense computed at U.S. federal corporation income tax rate	472,509	651,786
Reconciling items:
Rate differential	260,451	(255,888)
Utilization of NOL	734,564	-
Change of valuation allowance	438,698	707,416
Effective tax expenses	$1,906,222	$1,103,314

The Company had deferred tax assets from continuing operation as follows:

	December 31, 2018	December 31, 2017

Net operating losses carried forward by parent Company in the US	$1,676,335	$1,746,802
Net operating losses carried forward by China Subsidiaries	821,089	311,925
Less: Valuation allowance	(2,497,424)	(2,058,727)

Net deferred tax assets	$-	$-

As of December 31, 2018 and 2017, the Company had approximately $11.3 million and $9.5 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the parent Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Shenzhen, Kiwa Xian, Kiwa Hebei, Kiwa Institute, and Kiwa Shanxi could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2018 and 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of December 31, 2018 and 2017.

19. Commitments and Contingencies

The Company has the following material contractual obligations:

(1) Investment in manufacturing facilities in Penglai City, Shandong Province in China

As disclosed in Note 7, on June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.3 million). As of December 31, 2018 and 2017, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.7 million) and is committed to pay the remaining RMB10,000,000 based on the payment milestone in the equity purchase agreement. RMB 6,500,000 (approximately $1.0 million) will be paid upon completion of the land use rights ownership transfer and RMB 3,500,000 (approximately $0.5 million) will be paid upon completion of the business licenses transfer.

(2) Lease payments

The Company entered various lease agreements for business purpose. The future lease payments at December 31, 2018 are summarized below:

2019	$43,595
2020	$10,592
2021	$2,181
Thereafter	$-
Total minimum lease payment	56,369

20. Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of December 31, 2018, and 2017, $7,859, and $1,083,539 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the year ended December 31, 2018, four customers accounted for 43%, 23%, 19%, 14% of the Company’s sales. For the year ended December 31, 2017, three customers accounted for 46%, 26%, 17% of the Company’s sales.

As of December 31, 2018, three customers accounted for 42%, 30%, 27% of the Company’s accounts receivable. As of December 31, 2017, three customers accounted for 52%, 22% and 14% of the Company’s accounts receivable.

For the year ended December 31, 2018, three suppliers accounted for 42%, 40%, and 10% of the Company’s total purchases. For the year ended December 31, 2017, two suppliers accounted for 49% and 47% of the Company’s total purchases.

As of December 31, 2018, one supplier accounted for 84% of the Company’s accounts payable. As of December 31, 2017, two suppliers accounted for 67% and 27% of the Company’s accounts payable.

21. Subsequent Events

On January 11, 2019, the Company issued 180,000 common shares to WSMG Advisors for their consulting service to assist the Company in investor relationship management. The number of shares was determined based on the fair value of the service. The agreement has a one year term.

On February 27, 2019, Kiwa Bio-Tech Products Group Corporation (the “Company”) executed a Securities Purchase Agreement (the “SPA”) between Labrys Fund, LP (“Labrys”) and the Company, pursuant to which Labrys purchased from the Company a Convertible Promissory Note in the principal amount of $1,365,000.00 (the “Note”) dated February 27, 2019. The Company issued 860,000 common shares to Labrys according to the agreement.

On March 21, 2019, Kiwa Bio-Tech Products Group Corporation (the “Company”) executed a Securities Purchase Agreement (the “SPA”) between TFK investments LLC (“TFK”) and the Company, pursuant to which TFK   purchased from the Company a Convertible Promissory Note in the principal amount of $300,000 (the “Note”) dated March 21, 2019. The Company issued 237,500 common shares to TFK according to the agreement.

On March 26, 2019, Kiwa Bio-Tech Products Group Corporation (the “Company”) issued 300,000 shares to FirsTrust Group Inc. for debt settlement under the terms of the Settlement Agreement and Release (“Settlement Agreement”) with FirsTrust to settle the promissory note.

On March 26, 2019, Kiwa Bio-Tech Products Group Corporation (the “Company”) issued 395,959 shares to FirsTrust Group Inc. for conversion of shares of debt settlement under the terms of the Settlement Agreement and Release (“Settlement Agreement”) with FirsTrust to settle the 6% secured convertible notes and interest and penalties.

