Form 10-Q
period 2019-03-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2019-05-15
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

As of May 15, 2019, the Company had 19,368,797 shares of common stock, $0.001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$356,763	$7,859
Accounts receivable, net	7,129,239	6,751,113
Prepaid expenses	1,909,334	2,259,565
Rent deposits and other receivables	419,314	323,362
Advance to suppliers	20,038,867	15,763,198
Due from related parties - non-trade	12,406	12,108
Inventories	117,257	1,643,033
Deferred cost of goods sold	5,051,069	4,929,855

Total current assets	35,034,249	31,690,093

Property, plant and equipment, net	89,697	93,181
Rent deposits-non current	-	613
Deposit for long-term investment	745,034	727,155

Total non-current assets	834,731	820,949
Total assets	$35,868,980	$32,511,042

LIABILITIES AND stockholders’ EQUITY
Current liabilities
Accounts payable	$2,080,878	$1,611,273
Advances from customers	474,542	580,720
Due to related parties	261,099	570,921
Convertible notes payable, net of discount of $1,263,588 and $99,907 of March 31, 2019 and December 31, 2018, respectively	1,200,969	971,086
Derivative liabilities	1,390	6,621
Notes payable	138,000	360,000
Salary payable	1,125,666	1,024,959
Income taxes payable	3,546,206	2,946,926
Interest payable	2,050,881	2,020,821
Other payables and accruals	2,824,368	2,940,088
Deferred revenue	6,917,107	6,751,113
Total current liabilities	20,621,106	19,784,528

Total liabilities	20,621,106	19,784,528

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value, Authorized 20,000,000 shares. Series A - Issued and outstanding 500,000 and 500,000 shares (liquidation preference in $1,000,000) at March 31, 2019 and March 31, 2018, respectively; Series B - Issued and outstanding 811,148 and 811,148 shares (liquidation preference in $1,054,492) at March 31, 2019 and December 31, 2018, respectively.	1,311	1,311
Common stock - $0.001 per value. Authorized 100,000,000 shares. Issued and outstanding 18,678,717 and 16,885,860 shares at March 31, 2019 and December 31, 2018, respectively.	18,870	16,886
Additional paid-in capital	28,763,998	27,047,457
Statutory Reserve	1,022,605	1,022,605
Accumulated deficit	(14,412,907)	(14,803,530)
Accumulated other comprehensive loss	(146,003)	(558,215)
Total stockholders’ equity	15,247,874	12,726,514
Total liabilities and stockholders’ equity	$35,868,980	$32,511,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$9,542,998	$8,755,106

Cost of goods sold	(7,366,587)	(6,309,209)

Gross Profit	2,176,411	2,445,897

Operating expenses
Research and development expenses	-	39,313
Selling expenses	37,806	184,337
General and administrative expenses	959,594	1,564,939
Total operating expenses	997,400	1,788,589

Operating Income	1,179,011	657,308

Other income/(expense), net
Change in fair value of derivative liabilities	5,231	129,938
Interest expense	(303,968)	(155,363)
Other income/(expense)	54,688	(906)
Foreign exchange loss	(23,431)	(38,032)
Total other income/(expense), net	(267,480)	(64,363)

Income from continuing operations before income taxes	911,531	592,945

(Provision) benefit for income taxes
Current	(520,908)	(539,341)
Deferred	-	-
Total provision for income taxes	(520,908)	(539,341)

Net Income	390,623	53,604

Other comprehensive income
Foreign currency translation adjustment	412,212	499,306
Total comprehensive income	$802,835	$552,910

Earnings per share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00
Weighted average of common shares
Basic	17,190,119	15,919,632
Diluted	19,969,395	15,919,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHODERS’ EQUITY

	For the Three Months Ended March 31, 2018
	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Gain/(Loss)	(Deficiency)
Balance, January 1, 2018	1,311,148	1,311	15,202,965	15,203	24,455,291	458,334	(14,583,080)	323,776	10,670,835
Issuance of common shares for consulting service	-	-	917,500	917	1,759,082	-	-	-	1,759,999
Net income							53,604		53,604
Foreign currency translation adjustments	-	-	-	-	-	-	-	499,306	499,306
Balance, March 31, 2018	1,311,148	1,311	16,120,465	16,120	26,214,373	458,334	(14,529,476)	823,082	12,983,744

	For the Three Months Ended March 31, 2019
								Accumulated	Total
					Additional			Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Statutory	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Gain/(Loss)	(Deficiency)
Balance, January 1, 2019	1,311,148	1,311	16,885,260	16,886	27,047,457	1,022,605	(14,803,530)	(558,215)	12,726,514
Issuance of common shares as convertible note issuance costs	-	-	57,500	58	46,917	-	-	-	46,975
Issuance of common shares for Liabilities settlement	-	-	300,000	300	221,700	-	-	-	222,000
Issuance of common shares for convertible notes	-	-	1,040,000	1,040	(1,040)	-	-	-
Issuance of common shares for consulting service	-	-	180,000	180	161,820	-	-	-	162,000
Salary Expense of issuance of common shares for Cash	-	-	10,078	10	8,859	-	-	-	8,869
Fair value of beneficial conversion feature of convertible note	-	-	-	-	1,200,281	-	-	-	1,200,281
Conversion of convertible note	-	-	395,959	396	78,004	-	-	-	78,400
Net income							390,623		390,623
Foreign currency translation adjustments	-	-	-	-	-	-	-	412,212	412,212
Balance, March 31, 2019	1,311,148	1,311	18,868,797	18,870	28,763,998	1,022,605	(14,412,907)	(146,003)	15,247,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$390,623	$53,604
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	5,684	19,564
Accrued interest	30,060	155,363
Stock compensation	529,659	588,535
Gain on derivative liabilities	(5,231)	(129,938)
Changes in operating assets and liabilities:
Accounts receivable	(211,022)	5,513
Prepaid expenses	350,791	(19,369)
Rent deposit and other receivables	(87,003)	(531,677)
Advance to suppliers	(3,867,745)	6,760,357
Due from related party – non-trade	-	19,467
Inventory	1,557,981	(10,636,800)
Deferred cost of goods sold	-	4,702
Accounts payable	427,738	1,584,721
Salary payable	83,327	77,004
Taxes payable	524,066	530,147
Advances from customers	(119,826)	33,943
Other payables and accruals	(148,968)	315,130
Deferred revenue	-	(5,513)
Net cash used in operating activities	(539,866)	(1,175,247)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(1,935)
Net cash used in investing activities	-	(1,935)

Cash flows from financing activities:
Borrowings from related parties, net	(310,700)	99,267
Proceeds from convertible notes	1,247,256	-
Net cash provided by financing activities	936,556	99,267

Effect of exchange rate change	(47,786)	56,144

Cash and cash equivalents:
Net (decrease) increase	348,904	(1,021,771)
Balance at beginning of period	7,859	1,083,539
Balance at end of period	$356,763	$61,768

Non-cash financing activities:
Issuance of common stock for consulting services	$162,000	$1,760,000
Issuance of common stock for debt settlements	$222,000	-
Issuance of common stock for financing service	$46,975	-
Conversion of convertible note	$78,400	$-
Supplemental Disclosures of Cash flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business and Organization

Organization

Kiwa Bio-Tech Products Group Corporation (“the Company”) is the result of a share exchange transaction accomplished on March 12, 2004 between the shareholders of Kiwa Bio-Tech Products Group Ltd. (“Kiwa BVI”), a company originally organized under the laws of the British Virgin Islands on June 5, 2002 and Tintic Gold Mining Company (“Tintic”), a corporation originally incorporated in the state of Utah on June 14, 1933 to perform mining operations in Utah. The share exchange resulted in a change of control of Tintic, with former Kiwa BVI stockholders owning approximately 89% of Tintic on a fully diluted basis and Kiwa BVI surviving as a wholly-owned subsidiary of Tintic. Subsequent to the share exchange transaction, Tintic changed its name to Kiwa Bio-Tech Products Group Corporation. On July 21, 2004, the Company completed its reincorporation in the State of Delaware. On March 8, 2017, the Company completed its reincorporation in the State of Nevada.

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

Business

The Company develops, manufactures, distributes and markets innovative, cost-effective and environmentally safe bio-technological products for agricultural use. The Company’s products are designed to enhance the quality of human life by increasing the value, quality and productivity of crops and decreasing the negative environmental impact of chemicals and other wastes.

2. Going concern

The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2019, and December 31, 2018, the Company had an accumulated deficit of $14,412,907 and $14,803,530, respectively, and the Company had a negative operating cash flow of $539,866 and $1,175,247 for the three months ended March 31, 2019 and 2018, respectively. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The unaudited condensed financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these unaudited condensed financial statements. In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2019, Kiwa Hebei is committed to pay a RMB10, 000,000 based on the payment milestone in an equity purchase agreement.

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

The Company sold Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $1,665,000 in February and March 2019. As of March 31, 2019, the Company’s working capital was approximately $14.4 million and the Company had only cash of approximately $ $357,000, with remaining current assets mainly composed of advance to suppliers, accounts receivable, prepaid expenses, inventory and deferred cost of goods sold.

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

Management has considered its historical experience, the economic environment, trends in the Agricultural industry, the realization of the accounts receivables and advance to suppliers as of March 31, 2019. The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve-month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve-month period, the Company may have to consider supplementing its available sources of funds through the following sources:

●	the Company will continuously seek additional equity financing to support its working capital;
●	other available sources of financing from PRC banks and other financial institutions;
●	financial support and credit guarantee commitments from the Company’s major shareholder.

Based on the above considerations, management is of the opinion that it does not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the date of this report. If the Company can’t raise enough funds, it might be unable to fund its future cash requirement on a timely basis and under acceptable terms and conditions and may not have sufficient liquidity to maintain operations and repay its liabilities for the next twelve months. As a result, the Company may be unable to implement its current plans for expansion, repay its debt obligations or respond to competitive pressures, any of which would have a material adverse effect on its business, prospects, financial condition and results of operations.

3. Summaries of Significant Accounting Policies

Basic of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of results of a full year. The information in this Form 10-Q should be read in conjunction with information included in the annual report for the fiscal year ended December 31, 2018 on Form 10-K filed with the SEC on April 12, 2019.

Principle of Consolidation

These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries, Kiwa BVI, Kiwa Asia Holdings Company, Kiwa Beijing, Kiwa Shenzhen, Kiwa Hebei, Kiwa Asia, Kiwa Yangling, and Kiwa Institute. All significant inter-company balances or transactions are eliminated on consolidation.

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

Certain of the Company’s estimates, including evaluating the collectability of accounts receivable and the fair market value of long-lived assets, could be affected by external conditions, including those unique to the Company’s industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of the Company’s accounting estimates annually based on these conditions and record adjustments when necessary.

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

Lease

The Company adopted ASU 2016-02 on January 1, 2019 and determined that the effect of recognizing additional right of use (“ROU”) assets and operating liabilities under current leasing standards for existing operating leases with a term longer than 12 months are immaterial to its consolidated financial statements for the period beginning January 1, 2019. As a result, no such recognition ROU and operating labilities has been made on January 1, 2019.

As of March 31, 2019, future lease payments are summarized below:

Twelve months ending March 31, 2020	$5,450
Thereafter	$-
Total minimum lease payment	$5,450

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

Other comprehensive income for the three months ended March 31, 2019 and 2018 represented foreign currency translation adjustments and were included in the unaudited condensed consolidated statements of operations and comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of March 31, 2019	As of December 31, 2018
Balance sheet items, except for equity accounts	6.7111	6.8761

	Three months ended March 31,
	2019	2018
Items in the statements of comprehensive income	6.7464	6.3591

The exchange rates used to translate amounts in HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of March 31, 2019	As of December 31, 2018
Balance sheet items, except for equity accounts	7.8493	7.8297

	Three months ended March 31,
	2019	2018
Items in the statements of comprehensive income	7.8456	7.8267

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

In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect this guidance will have a material impact on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s consolidated financial statement presentation or disclosures.

4. Accounts Receivable, net

As of March 31, 2019 and December 31, 2018, we had approximately $7.1 million and $6.8 million, respectively, of accounts receivable from the Company’s customers. The Company’s current payment terms on these customers are ranging typically from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. These customers are either agricultural cooperative company or distributors who then resell the Company’s products to individual farmers.

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

Accounts receivable consisted of the following:

	March 31, 2019	December 31, 2018
Accounts receivable	$7,129,239	$6,751,113
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$7,129,239	$6,751,113

5. Prepaid Expense

Prepaid expenses consisted of the following:

	Notes	March 31, 2019	December 31, 2018
Prepaid office rent		$2,022	$4,921
Prepaid Packaging Expense		4,804
Prepaid government filing expense		4,500	7,000
Prepaid consulting expenses	(1)	1,878,884	2,230,553
Others		19,124	17,091
Total		$1,909,334	$2,259,565

(1) Prepaid consulting expenses represent issuance of common stock for prepaid services. As of March 31, 2019, the Company evaluated the performance of the consultants and concluded all the contracts were on schedule of delivery. The company amortized the consulting fee over the service periods per agreements based on the progress of services delivered. For the three months ended March 31, 2019 and 2018, the amortization of consulting expense was $513,669 and $588,535, respectively.

6. Advance to suppliers

Advance to suppliers are mainly funds deposited for future raw material and finished goods purchases. The Company’s major vendors require deposits with them as a guarantee that the Company will complete its purchases on a timely basis as well as securing the current agreed upon purchase price. Since the Company anticipated the price of raw materials continues to be on the rise, the Company agreed to make large amount of advances to suppliers. As of March 31, 2019 and December 31, 2018, such advance to suppliers was $20,038,867 and $15,763,198, respectively.

7. Inventory

Inventory consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$-	$1,358,384
Finished goods	85,169	253,331
Packing materials	32,088	31,318
Total	$117,257	$1,643,033

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	March 31, 2019	December 31, 2018
Property, Plant and Equipment
Office equipment	$17,753	$17,451
Furniture	27,983	27,312
Leasehold improvement	133,553	130,357
Construction in progress	25,927	25,305
Others	1,073	1,047
Property, plant and equipment - total	$206,289	$201,472
Less: accumulated depreciation	(116,592)	(108,291)
Property, plant and equipment - net	$89,697	$93,181

Depreciation expense was $5,684 and $19,564 for the three months ended March 31, 2019 and 2018, respectively.

9. Deposit for Long-Term Investment

On June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.3 million). As of March 31, 2019, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.7 million). Due to certain administrative approval process from the Chinese government and the establishment of Yangling base in October 2018, the closing of the equity purchase agreement has been delayed. RMB 6,500,000 (approximately $1.0 million) will be paid upon completion of the land use rights ownership transfer and RMB 3,500,000 (approximately $0.5 million) will be paid upon completion of the business licenses transfer. The Company estimated the completion of the transfer will be in December 2019.

10. Salaries payable

	March 31, 2019	December 31, 2018
Ms. Yvonne Wang (“Ms. Wang”)	$280,000	$259,000
Hon Man Yun (“Mr. Yun”)	87,383	60,702
Other Employees	758,283	705,257
Total	$1,125,666	$1,024,959

Ms. Wang served as Chairman of the Board since November 2015 and served as CEO since August 2016. No salary was paid to Ms. Wang since December 2015. Mr. Yun was the Chief Financial Officer of the Company since April 2018. The Company expects to be in negotiations with Mr. Yun and Ms. Wang to settle these obligations.

11. Related Party Transactions

Due from related parties – non-trade

Amounts due from related parties consisted of the following as of March 31, 2019 and December 31, 2018:

Item	Nature	Notes	March 31, 2019	December 31, 2018

Mr. Xiaoqiang Yu	Non-trade	(1)	12,406	12,108
Total			$12,406	$12,108

(1) Mr. Xiaoqiang Yu

During the year ended December 31, 2018, Mr. Xiaoqiang Yu, the COO of the Company, obtained a cash advance from the Company for operational purpose. As of March 31, 2019 and December 31, 2018, the amount due from Mr. Xiaoqiang Yu was $12,406 and $12,108, respectively.

Due to related parties– non-trade

Amounts due to related parties consisted of the following as of March 31, 2019 and December 31, 2018:

Item	Nature	Notes	March 31, 2019	December 31, 2018

Ms. Wang	Non-trade	(1)	223,847	534,563
Ms. Feng Li (“Ms. Li”)	Non-trade	(2)	37,252	36,358
Total amount due to related parties			$261,099	$570,921

(1) Ms. Wang

Effective November 20, 2015, the Company appointed Ms. Wang as the Chairman of the Board and effective August 11, 2016, the Company’s Board of Directors has assigned Ms. Wang the additional titles of Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer. On April 15, 2018, Ms. Wang turned over the Acting Chief Financial Officer to her successor.

During the three months ended March 31, 2019 and 2018, Ms. Wang paid various expenses on behalf of the Company. As of March 31, 2019 and December 31, 2018, the amount due to Ms. Wang was $223,847 and $534,563, respectively.

(2) Ms. Feng Li

Ms. Feng Li is a member of the Company’s board of directors and shareholder of the Company. Ms. Li held approximately 11% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock. Ms. Feng Li paid various expenses on behalf of the Company. As of March 31, 2019 and December 31, 2018, the amount due to Ms. Feng Li was $37,252 and $36,358, respectively.

12. Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31, 2019	December 31, 2018
6% secured convertible notes – FirsTrust Group Inc. (1)	$132,762	$125,692
15% convertible notes- Mr. Geng Liu (2)	149,007	145,431
15% convertible notes- Mr. Junwei Zheng (3)	819,538	799,870
12% convertible notes- Labrys (4)	1,213,250	-
12% convertible notes- TFK (5)	150,000	-
Less: notes discount	(1,263,588)	(99,907)
Convertible notes payable - total	$1,200,969	$971,086

Convertible notes payable consists of $132,762 of 6% secured convertible notes issued to FirsTrust Group Inc. on June 29, 2006, $149,007 of 15% convertible note issued to Mr. Geng Liu on January 17, 2017, $819,538 of 15% convertible note issued to Mr. Junwei Zheng on May 9, 2017, $1,213,250 of 12% convertible note issued to Labrys on February 27, 2019, and $150,000 of 12% convertible note issued to TFK on March 21, 2019.

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

The Company also incurs a financial liquidated damages in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches any affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in Purchase Agreement, the Company has accrued the amounts of $24,361 and $18,445 for liquidated damages for the three months ended March 31, 2019 and 2018, respectively. The Company also accrued $4,935 and $4,496 for interest at the rate of 15% per annum for the three months ended March 31, 2019 and 2018, respectively. The total 15% accrued interests were $159,907 and $177,179 at March 31, 2019 and December 31, 2018, respectively. The total accrued liquidated damages were $537,899 and $555,538 at March 31, 2019 and December 31, 2018, respectively.

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

For the three months ended March 31, 2019 and 2018, the Company recorded interest expense of $5,482 and $7,792 on the note, including the amortization of the debt discount resulting from the value of beneficial conversion feature, and the carrying value of the note as at March 31, 2019 was $149,007.

(3) 15% convertible notes- Mr. Junwei Zheng

On May 9, 2017, the Company entered a Convertible Note Agreement with Mr. Junwei Zheng with principal of RMB 30 million. The note bears interest at 15% per annum and will mature on May 8, 2019. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal and accrued interest to the Company’s common shares with a conversion price of $3.5 per share. On August 17, 2018, the Company does not expect that the remaining funds will ever be so advanced. As of March 31, 2019, the Company has received principal totaled RMB 5.5 million ($819,538 equivalent USD at March 31, 2019) out of the RMB 30 million Convertible Note Agreement.

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

The fair value of embedded conversion feature were calculated using the BlackScholesMerton model based on the following variables at inception on May 9, 2017:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 260.8% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 1.37%, for the conversion options

●	Expected lives of 2.0 years

●	Market price at issuance date of $2.7

The fair value of embedded conversion feature was calculated using the BlackScholesMerton model based on the following variables on December 31, 2018:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 204.73% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 2.49%, for the conversion options

●	Expected lives of 0.33 years

●	Market price at re-measurement date of $0.50

The fair value of embedded conversion feature were calculated using the BlackScholesMerton model based on the following variables on March 31, 2019:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 188.39% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 2.43%, for the conversion options

●	Expected lives of 0.08 years

●	Market price at re-measurement date of $1.09

For the three months ended March 31, 2019 and 2018, the Company recorded interest expense of $100,400 and $102,236, respectively, on the note, including the amortization of the debt discount resulting from the value of the embedded conversion feature, and the carrying value of the note was $789,878 and $699,963 as of March 31, 2019 and December 31, 2018, respectively.

(4) 12% convertible notes- Labrys

On February 27, 2019, the Company entered into a Convertible Note Agreement with Labrys Fund, LP (“Labrys”), for the principal amount of $1,365,000 (the “Note”). The Note carries an Original Issue Discount of $102,375, bears interest at the rate of 12% per annum and must be repaid on or before 180 calendar days after the funding date of the respective tranche. The amounts advanced under the Note may be converted by Labrys at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 70% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion. As of March 31, 2019, the Company has received principal totaled $1,213,250 out of the $1,365,000 Convertible Note Agreement.

In addition, the Company issued 50,000 shares of the Company’s common stock with a fair value of $40,000, determined using the closing price of the issuance date of $0.80 per shares in connection with these issuances along with the original issue discount of $90,994 were recognized as discounts from the principal amount to be amortized over 180 days.

Furthermore, the notes are convertible into shares of the common stock, at conversion price equal to 70% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion, which is lower than the price of the Company’s common stock on the date of issue. Therefore, the conversion feature embedded in the convertible note meet the definition of beneficial conversion feature (“BCF”). The Company evaluated the intrinsic value of the BCF as $1,071,506 at the issue date. The relative fair values of the BCF were recorded into additional paid in capital.

For the three months ended March 31, 2019, the Company recorded interest expense of $119,974 on the note, including the amortization of the debt discount of $113,572 resulting from the value of beneficial conversion feature, and the carrying value of the note as at March 31, 2019 was $124,322.

(5) 12% convertible notes- TFK

On March 21, 2019, the Company entered into a Convertible Note Agreement with TFK Investments Inc. (“TFK”), for the principal amount of $300,000 (the “Note”). The Note carries an Original Issue Discount of 28,500, bears interest at the rate of 12% per annum and must be repaid on or before 180 calendar days after the funding date of the respective tranche. The amounts advanced under the Note may be converted by TFK at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 70% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion. As of March 31, 2019, the Company has received principal totaled $150,000 out of the $300,000 Convertible Note Agreement.

In addition, the Company issued 7,500 shares of the Company’s common stock with a fair value of $6,975, determined using the closing price of the issuance date of $0.93 per shares in connection with these issuances along with the original issue discount of $14,250 were recognized as discounts from the principal amount to be amortized over 180 days.

Furthermore, the notes are convertible into shares of the common stock, at conversion price equal to 70% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion, which is lower than the price of the Company’s common stock on the date of issue. Therefore, the conversion feature embedded in the convertible note meet the definition of beneficial conversion feature (“BCF”). The Company evaluated the intrinsic value of the BCF as $128,775 at the issue date. The relative fair values of the BCF were recorded into additional paid in capital.

For the three months ended March 31, 2019, the Company recorded interest expense of $5,247 on the note, including the amortization of the debt discount of $5,000 resulting from the value of beneficial conversion feature, and the carrying value of the note as at March 31, 2019 was $5,000.

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

On September 19, 2018, the Company has entered a Settlement Agreement and Release with Firs Trust to settle the Notes and interest. The Company has agreed to make a cash payment of $200,000 and to issue 300,000 Shares to FirsTrust by October 18, 2018 and to make a final cash payment of $260,000 by February 28, 2019. However, the Company has not performed its obligations in the Settlement Agreement as of December 31, 2018, and considered the payment terms as default and continued to accrue its interest after September 19, 2018.

On March 21, 2018, the Company issued 300,000 shares of common stock with fair value of $222,000, determined using the closing prices of $0.74 on March 21, 2018, to repay $222,000 of the note payable. As a result, no gain or loss were recognized upon this conversion.

On March 26, 2019, the Company has entered into the First Amendment Agreement with FirsTrust to settle the promissory notes together with the 6% secured convertible notes as disclosed under Note 11 plus interest and penalties with a total payable of approximately $2.3 million as of the date of the First Amendment Agreement was entered. The Company has agreed to make a payment of $29,789 (RMB200,000) , which has been paid on April 1, 2019, to enter into this Amendment, and settled with the total outstanding balance of $1.3 million to be due under the terms of the First Amendment Agreement by June 30, 2019. If such settled outstanding balance was not made by June 30, 2019, it will deem the First Amendment Agreement to be ineffective and the Company will need to continue to pay FirsTrust the amount set forth in the Settlement Agreement.

As of March 31, 2019 and December 31, 2018, $138,000 and $360,000 of Promissory Note to FirsTrust is still outstanding. The Company accrued $22,500 and $22,500 interest expense on note payable for the three months ended March 31, 2019 and 2018, respectively.

14. Other Payables and accruals

Other payable consisted of the following:

	Notes	March 31, 2019	December 31, 2018
Stock subscription proceeds received in advance	(1)	$1,703,897	$1,692,454
Accrued expenses		229,119	219,033
R&D expense payable		431,009	431,009
Others		460,343	597,592
		$2,824,368	$2,940,088

(1). The Company received RMB 3.2 million ($476,822 equivalent as at March 31, 2019) in 2016 from two unrelated potential investors, and additionally received RMB 8 million ($1,192,055 equivalent as at March 31, 2019) in 2017 from one unrelated potential investors pending for stock issuances. The Company is in the process of negotiating the issuance price per shares of these stock subscriptions with the investors.

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

Common stock

During the three months ended March 31, 2019, the Company entered into a consulting agreements and issued 180,000 shares of common stocks to consultants for IR services based on market price of the shares at the transaction dates. The valuation of the shares are amounted to an average issuance price of $0.90 per share.

During the three months ended March 31, 2019, the Company issued 10,078 common shares to one officer for salary payment based on the average stock price of his service period which valued at $8,869.

During the three months ended March 31, 2019, the Company issued 300,000 shares of common stock to repay $222,000 of the note payable the Company owed to Firs Trust.

During the three months ended March 31, 2019, the Company entered into two Convertible Note Agreement and issued 1,040,000 shares of common stock as commitment shares to the two holders of the Convertible Notes. These shares are currently subject to restriction and will be returned to the Company upon repayment of its convertible notes. In addition, the Company issued additional 57,500 shares of common stock to the two holders of the Convertible Notes as part of the notes issuance costs (See Note 12).

Conversion of convertible note

As disclosed in Note 12(1), on April 27, 2018, the Company issued total 126,045 common shares at $0.62 per share price to FirsTrust Group, Inc. for the conversion of convertible note.

As disclosed in Note 12(1), on March 26, 2019, the Company issued total 395,959 common shares at $0.20 per share price to FirsTrust Group, Inc. for the conversion of convertible note.

Additional paid-in-capital

As disclosed in Note 12, in February and March 2019, the Company issued in the principal amount of $1,363,250 convertible notes with BCF embedded. The Company evaluated the intrinsic value of the BCF as $1,200,281, at the issue date and recorded the amount into additional paid in capital. All other amounts recorded in additional paid in capital are derived from issuance of preferred shares or common shares as disclosed in the above.

16. Stock-based Compensation

On March 15, 2017, the Board of Directors approved a new stock option plan with ten years’ term. As of March 31, 2019, the Company has not granted any incentive compensation under this plan.

17. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities recorded at fair value on recurring basis that were accounted for at fair value as of:

March 31, 2019

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$1,390	$1,390
Total	—	—	$1,390	$1,390

December 31, 2018

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$6,621	$6,621
Total	—	—	$6,621	$6,621

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2019 and for the year ended December 31, 2018:

	Three months ended March 31, 2018	Year ended December 31, 2018

Beginning balance	$6,621	$247,933
Fair value of derivative liabilities at inception	-	-
Change in fair value of derivative liabilities	(5,231)	(241,312)
Ending balance	$1,390	$6,621

18. Earnings per share

The following table set forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018. Junwei Zheng’s 15% convertible note, Labrys’ 12% convertible note and TFK’s 12% convertible note were anti-diluted for the three months ended March 31, 2019 and accordingly excluded from the EPS calculation.

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$390,623	$53,604

Denominator:
Denominator for basic earnings per share (weighted-average shares)	17,190,119	15,919,632
Diluted effect of stocks – convertible note	2,779,276	-
Denominator for diluted earnings per share (adjusted weighted-average shares)	19,969,395	15,919,632
Basic earnings per share	$0.02	$0.00
Diluted earnings per share	$0.02	$0.00

19. Income Tax

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three months ended March 31, 2019 and for the year ended December 31, 2018 as it has no taxable income in the U.S.

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

Additionally, the 2017 Tax Act implemented a modified territorial tax system and imposing a tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight year period, starting in 2018, and will not accrue interest. The 2017 Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits.

The Company has determined that this one-time Toll Charge has no effect on the Company’s income tax expenses for the three months ended March 31, 2018 as the Company has no undistributed foreign earnings at either of the two testing dates of November 2, 2017 and December 31, 2017.

For purposes of the inclusion of GILTI, the Company has determined the taxable off-shore earnings in the amount of $3.5 million in the year ended December 31, 2018, which has been fully offset by the current year loss of $3.2 million and NOL carryforwards of $0.3 million of Kiwa US. Therefore, this is no accrual of US income tax for GILTI as of December 31, 2018.

In accordance with the current tax laws in China, Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian, Kiwa Hebei, Kiwa Yangling, and Kiwa Institute are subject to a corporate income tax rate of 25% on its taxable income. Kiwa Shenzhen, Kiwa Xian, Kiwa Hebei, and Kiwa Institute have not provided for any corporate income taxes since each had no taxable income for the year ended March 31, 2019. For the three months ended March 31, 2019, Kiwa Xian recorded income tax provision for approximately $12,236, Kiwa Yangling recorded income tax provision for approximately $508,672.

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes in the BVI.

A reconciliation of the provision for income taxes from continuing operation determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2019	2018

Pre-tax income	$911,531	$592,945

U.S. federal corporate income tax rate	21%	21%
Income tax expense computed at U.S. federal corporation income tax rate	191,422	124,518
Reconciling items:
Rate differential for PRC earnings	82,246	55,740
Change of valuation allowance	227,646	354,673
Effect of tax exempted income in BVI	19,594	4,410
Provision for income taxes	$520,908	$539,341

The Company had deferred tax assets from continuing operation as follows:

	March 31, 2019	December 31, 2018

Net operating losses carried forward by parent Company in the US	$1,538,992	$1,676,335
Net operating losses carried forward by China Subsidiaries	190,105	821,089
Less: Valuation allowance	(1,729,097)	(2,497,424)

Net deferred tax assets	$-	$-

As of March 31, 2019 and December 31, 2018, the Company had approximately $8.1 million and $11.3 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the parent Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Shenzhen, Kiwa Xian, Kiwa Hebei, and Kiwa Institute could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of March 31, 2019 and December 31, 2018, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2019 and 2018, and no provision for interest and penalties is deemed necessary as of March 31, 2019 and December 31, 2018.

20. Commitments and Contingencies

As disclosed in Note 9, on June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.3 million). As of March 31, 2019, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.7 million) and is committed to pay the remaining RMB10,000,000 based on the payment milestone in the equity purchase agreement. RMB 6,500,000 (approximately $1.0 million) will be paid upon completion of the land use rights ownership transfer and RMB 3,500,000 (approximately $0.5 million) will be paid upon completion of the business licenses transfer.

21. Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of March 31, 2019, and December 31, 2018, $352,549, and $7,859 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended March 31, 2019, three customers accounted for 39%, 37%, and 19%. For the three months ended March 31, 2018, three customers accounted for 52%, 24%, and 23%.

As of March 31, 2019, three customers accounted for 41%, 29% and 26% of the Company’s accounts receivable. As of December 31, 2018, three customers accounted for 42%, 30%, and 27% of the Company’s accounts receivable.

For the three months ended March 31, 2019, one supplier accounted 94% of the Company’s total purchases. For the three months ended March 31, 2018, two suppliers accounted for 76% and 20% of the Company’s total purchases, respectively.

As of March 31, 2019, one supplier accounted for 87% of the Company’s accounts payable. As of December 31, 2018, one supplier accounted for 84% of the Company’s accounts payable.

22. Subsequent Events

On April 12, 2019, Kiwa Baiao entered into an equity transfer agreement with Kiwa Yangling to transfer its 100% equity of Kiwa Hebei to Kiwa Yangling. The transfer price is RMB 1.00.

On April 16, 2019, the Company issued 500,000 common shares to Jiao Wang for her consulting service to assist the Company in marketing projects. The number of shares was determined based on the fair value of the service. The agreement has a three year term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three months ended March 31, 2019 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors could affect our financial performance:

●	Change in the Chinese Government Policy on agricultural industry. The Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry. Below is a list of government policies issued by the Chinese Government to promote green environment and these policies are either directly or indirectly to encourage the end users of the bio-fertilizer to use more organic related products. Unfavorable changes to these policies could affect demand of our products that we produce and could materially and adversely affect the results of operations. Although we have generally benefited from these policies by using our bio-fertilizer to enhances the capacity of plants to transform inorganic materials to organic products, to boost overall plant health and productivity and not to deteriorate landfall soil.

○	In April 2008, the Ministry of Finance of PRC issued Circular No. 2008-56 to tax-exempt value-added taxes on all organically fertilizer related products effectively from June 1, 2008.

○	In June 2016, the PRC State Council issued Circular No. 2016-31 to prevent further deterioration of landfall soil action plan.

○	In February 2017, the Ministry of Agriculture of PRC issued Circular No. 2017-02 to carry out replacement of chemical bio-fertilizers by organically bio-fertilizers action plan on vegetables, fruits and teas planting.

○	In April 2018, at the second meeting of the 13th National People’s Congress meeting, the Minister of the Agriculture and Rural Affairs has pronoun that the Chinese government will continue to promote green environment, to ensure food safety and food qualify for the people in the PRC, and to provide more education and training cause to the farmer in the Agriculture industry. Follow up with the second meeting, in July 2018, the Chinese government is in the process of setting up some government grants to these companies or individuals, including but not limited, organic fertilizer production companies, organic fertilizer raw materials (livestock and poultry excrement) storage and transportation companies, users of organic fertilizer, and users of organic fertilizer production machinery.

○	In February 2019, the Ministry of Agriculture and Rural Affairs of the People’s Republic of China, National Development and Reform Commission, Ministry of Science and Technology of the People’s Republic of China, Ministry of Science and Technology of the People’s Republic of China, Ministry of Commerce of the People’s Republic of China, State Administration for Market Regulation and National Food and Strategic Reserves Administration jointly issued the National Strategic Plan For Promoting Agriculture By Quality (2018-2022) to clarify the overall thinking, aims and main tasks for implementing the strategy for promoting agriculture by quality in the coming period. The Plan points out that it is necessary to take the supply-side structural reform of agriculture as the main task, and work hard for better quality, higher efficiency, and more robust drivers of agriculture growth through reform and vigorously promote the greening, high-quality, specialization and branding of agriculture. This will steadily strengthen the quality efficiency and competitiveness of agriculture.

●	Innovation Efforts. We strive to produce the most technically and scientifically advanced products for our customers and maintained close relationships with institutes in the PRC.

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

●	Experienced Management. Management’s technical knowledge and business relationships give us the ability to secure more sales orders with our customers. If there were to be any significant turnover in our senior management, it could deplete the institutional knowledge held by our existing senior management team.

●	Large Scale Customer Relationship. We have contracts with major customers that are distributors of our products. Our sales efforts focus on these distributors which place large recurring orders. For the three months ended March 31, 2019, three customers accounted for 39%, 37%, and 19% of the Company’s total sales. Should we lose any large-scale customer in the future and are unable to obtain additional customers, our revenues will suffer.

●	Competition. Our competition includes a number of publicly traded companies in the PRC and privately-held PRC-based companies that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Some of our competitors have achieved greater market penetration but with less sophisticated technological innovation than our products as there were in the transition period from being the chemical bio-fertilizer producers to the organically bio-fertilizer producers. We believe that we have a better competitive advantage over them as we are the pioneer within our markets. Some of our competitors competed within our markets have lesser financial and other resources than us as they have established their companies a few years behind us. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

Results of Operations

Three months ended March 31, 2019 and March 31, 2018

The following table summarizes the results of our operations during the three months periods ended March 31, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Three months Ended March 31,		Change	Change
Statement of Income Data:	2019	2018	(Amount)	(Percentage)

Revenues	$9,542,998	$8,755,106	$787,892	9%
Cost of goods sold	(7,366,587)	(6,309,209)	(1,057,378)	17%
Gross profit	2,176,411	2,445,897	(269,486)	(11)%
Operating expenses
Research and development expense	-	39,313	(39,313)	(100)%
Selling expenses	37,806	184,337	(146,531)	(79)%
General and administrative expenses	959,594	1,564,939	(605,345)	(39)%
Total operating expenses	997,400	1,788,589	(791,189)	(44)%
Operating Income	1,179,011	657,308	521,703	79%
Other income/(expense), net
Change in fair value of derivative liabilities	5,231	129,938	(124,707)	(96)%
Interest expense	(303,968)	(155,363)	(148,605)	96%
Other income (expense)	54,688	(906)	55,594	(6,136)%
Exchange loss	(23,431)	(38,032)	14,601	(38)%
Total other income/(expense), net	(267,480)	(64,363)	(203,117)	316%
Income from continuing operations before income taxes	911,531	592,945	318,586	54%

(Provision) benefit for income taxes
Current	(520,908)	(539,341)	18,433	(3)%
Total (provision) benefit for income taxes	(520,908)	(539,341)	18,433	(3)%

Net Income	$390,623	$53,604	$337,019	629%

Revenue

Revenue increased by approximately $0.8 million or 9%, to approximately $9.5 million in the three months ended March 31, 2019 from $8.8 million in the three months ended March 31, 2018. The increase is mainly due to: 1) a $1.0 million increase in sales of compound microbial fertilizer and bio-water soluble fertilizer revenues due to more sales are achieved due to the good quality of our products and more reputation gained in different regions of the PRC, such as Hainan Province, Guangdong Province and Shanxi Province upon establishment of our sales office in different regions, offset by 2) a $0.2 million decrease in revenues of biological organic fertilizer due to a decrease in average price cause by the fluctuation of exchange rate during the three months ended March 31, 2019.

We currently realized revenue in three major product categories of Biological Organic Fertilizer, Compound Microbial Fertilizer, and Bio-Water Soluble Fertilizer. Our revenues from our major product category are summarized as follows:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018	Change	Change (%)

Biological Organic Fertilizer
Revenue in USD	$4,018,095	$4,226,766	$(208,671)	(5)%
Quantity sold in tons	22,520	22,368	152	1%
Average selling price	$178.42	$188.96	$(10.54)	(6)%

Compound Microbial Fertilizer
Sold and shipped in USD	$5,401,965	$4,505,554	$896,411	20%
Quantity sold in tons	16,437	13,023	3,414	26%
Average selling price	$328.65	$345.97	$(17.32)	(5)%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$122,938	$22,786	$100,152	440%
Quantity sold in tons	127	62	65	105%
Average selling price	$968.02	$367.52	$600.50	163%

Total
Sold and shipped in USD	$9,542,998	$8,755,106	$787,892	9%
Quantity sold in tons	39,084	35,453	3,631	10%
Average selling price	$244.17	$246.95	$(2.79)	(1)%

Average selling prices of Biological Organic Fertilizers and Compound Microbial Fertilizer decreased by $10.54 or 6% and $17.32 or 5%, respectively in the three months ended March 31, 2019 as compared with the same period of 2018. The decrease in average selling price is due to the fluctuation of exchange rate as Chinese Yuan depreciated against U.S. dollars by approximately 6.1% during the three months ended March 31, 2019 as compared to the same period in 2018.

Average selling prices of Bio-Water Soluble Fertilizer increased by $600.50 or 163% in the three months ended March 31, 2019 as compared with same period of 2018. The increase in average selling price is due to Chinese Government continuously promote and implement environmentally sensitive policies in Agricultural industry and the Bio-Water Soluble Fertilizer gradually became favorable in fertilizer market, for which, this product contain more microorganism and have a higher effectiveness on the productivity of crops and increasing the value and quality of the crops harvested than Biological Organic Fertilizer.

Because the Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry, we expect our revenues from our innovated and highly effective products, Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer will continue to grow in a higher rate than that from Biological Organic Fertilizer. Our Compound Microbial Fertilizer, and Bio-Water Soluble Fertilizer generally have a higher effectiveness on the productivity of crops that are suitable for promoting green environment. In addition, our marketing team is expanding to the Western areas of China and Hainan province and we expect our revenues will continue to grow in 2019. Meanwhile, we expect to continue to gain more market shares in our existing sales channel bases in the Northern and the Southern areas of China due to the good quality of the products and better reputation in the industry.

Cost of Revenue

Our cost of revenues from our major product category are summarized as follows:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018	Change	Change (%)

Biological Organic Fertilizer
Cost of sold and shipped in USD	$2,908,717	$2,866,480	$42,237	1%
Quantity sold and shipped in tons	22,520	22,368	152	1%
Average unit cost	$129.16	$128.15	$1.01	1%

Compound Microbial Fertilizer
Cost of sold and shipped in USD	$4,399,549	$3,427,057	$972,492	28%
Quantity sold and shipped in tons	16,437	13,023	3,414	26%
Average unit cost	$267.66	$263.15	$4.50	2%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$58,321	$15,672	$42,649	272%
Quantity sold in tons	127	62	65	105%
Average unit cost	$459.22	$252.77	$205.75	81%

Total
Sold and shipped in USD	$7,366,587	$6,309,209	$1,057,378	17%
Quantity sold in tons	39,084	35,453	3,631	10%
Average unit cost	$188.48	$177.96	$10.51	6%

Cost of revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer increased by approximately $42,000, $1.0 million and $43,000 or 1%, 28% and 272% to approximately $2.9 million, $4.4 million and $58,000 in the three months ended March 31, 2019 from approximately $2.9 million, $3.4 million, and $16,000 in the three months ended March 31, 2018. The increase is mainly due to 1) sales increased due to the good quality of our products and more reputation gained in the agricultural industry, and 2) the Chinese government has implemented strict environmental protection policies, resulting in a variety of raw material prices increased, therefore, the average unit cost goes higher, and offset by 3) the fluctuation of exchange rate as Chinese Yuan depreciated against U.S. dollars by approximately 6.1% during the three months ended March 31, 2019 as compared to the same period in 2018, which in turn decrease our overall cost of revenue. As a result, our cost of revenue increased accordingly along with our sales.

Gross Profit

Our gross profit from our major product category are summarized as follows:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$1,109,378	$1,360,286	$(250,908)	(18)%
Gross Profit Percentage	27.6%	32.2%	(4.6)%	(14)%

Compound Microbial Fertilizer
Gross Profit	$1,002,416	$1,078,497	$(76,081)	(7)%
Gross Profit Percentage	18.6%	23.9%	(5.3)%	(22)%

Bio-Water Soluble Fertilizer
Gross Profit	$64,617	$7,114	$57,503	808%
Gross Profit Percentage	52.6%	31.2%	21.4%	69%

Total
Gross Profit	$2,176,411	$2,445,897	$(269,486)	(11)%
Gross Profit Percentage	22.8%	27.9%	(5.1)%	(18)%

Gross profit percentage for Biological Organic Fertilizer decreased from 32% for the three months ended March 31, 2018 to 28% for the three months ended March 31, 2019 mainly due to the increase in average unit cost and the decrease in average selling price as discussed above.

Gross profit percentage for Compound Microbial decreased from 24% for the three months ended March 31, 2019 to 19% for the three months ended March 31, 2018 mainly due to the increase in average unit cost and the decrease in average selling price as discussed above.

Gross profit percentage for Bio-Water Soluble Fertilizer increased from 31% for the three months ended March 31, 2018 to 53% for the three months ended March 31, 2019 mainly due to the increase in popularity of this product in fertilizer market and the increase in selling price is higher than the increase in unit cost as discussed above.

Research and Development Expenses

Research and development expenses was $0 for the three months ended March 31, 2019, decreased by approximately $39,000 or 100% from approximately $39,000 (RMB 812,000) for the three months ended March 31, 2018. On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $148,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and has expired on November 19, 2018. We did not has such expenses during the three months ended March 31, 2019.

Selling Expenses

Selling expenses include salaries of sales personnel, sales commission, travel and entertainment as well as freight out expenses. Selling expenses for the three months ended March 31, 2019 and 2018 were approximately $38,000 and $185,000, respectively. The decrease in selling expenses is mainly due to a decrease of approximately $100,000 of sales personnel salary in our Shenzhen and Beijing offices as we have moved our headquarter to Yangling with cheaper labor cost and other costs in general as the living standards in Yangling is much cheaper than in the Shenzhen and Beijing, a decrease of approximately $40,000 freight out expense, and decrease of office, travel and entertainment expenses of approximately $8,000 because we optimized our selling procedures and our customers paid for shipping cost.

General and Administration (“G&A”) Expenses

G&A expenses include professional fees, officers’ compensation, depreciation and amortization, insurance, salaries, employee benefits, travel, auto expense, meal and entertainment, rent, office expense and telephone expense and other miscellaneous G&A expenses. G&A expenses decreased by approximately $0.6 million or 39% from approximately $1.6 million in the three months ended March 31, 2018 to approximately $1 million in the same period in 2019. The decrease in G&A expenses is mainly due to the decrease of salaries and employee benefits of approximately $245,000 as the reason as discussed due to the moving of our offices to Yangling, decrease of financial consultant expenses of approximately $113,000, decrease of approximately $216,000 in rent and insurance expense as we moved our headquarter to Yangling, where the government offered us free rent, and decrease of approximately $150,000 in travel and meal and entertainment expense; which offset by an increase of approximately 158,000 in professional and legal fees as we signed a new convertible notes for funding.

Interest Expense

Net interest expense was $303,968 and $155,363 for the three months ended March 31, 2019 and 2018, respectively, representing an increase of $148,605 or 96%. Interest expense included accrued interest on convertible note and other notes payable, and the amortization of the convertible note discount for the three months ended March 31, 2019 and 2018. The increase in interest expenses is mainly attributed to newly issuance two 12% convertible note issued in the March 2019 where we did not have it in the three months ended March 31, 2018.

Net Income

Net income for the three months ended March 31, 2019 increased by approximately 629% from approximately $53,604 to approximately $390,623. Such change was the result of the combination of the changes as discussed above.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying unaudited condensed consolidated balance sheets as of March 31, 2019, and the unaudited condensed consolidated statements of operations and comprehensive income, and cash flows for the three months ended March 31, 2019, and the related notes thereto, for further discussion of our accounting policies.

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

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs is to meet our working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2019, Kiwa Hebei is committed to pay a RMB10,000,000 based on the payment milestone in the equity purchase agreement.

Our business is capital intensive as we need to make advance payment to our suppliers to secure timely delivery and current market price of raw materials. Debt financing in the form of notes payable and loans from related parties have been utilized to finance our working capital requirements. As of March 31, 2019, our working capital was approximately $14.4 million and we had cash of approximately $357,000, with remaining current assets mainly composed of advance to suppliers, account receivable, prepaid expense and inventory. In addition, we sold Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $1,665,000.00 in February and March 2019.

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

The following table set forth summary of our cash flows for the periods indicated:

	For the three months ended March 31,
	2019	2018
Net cash used in operating activities	$(539,866)	$(1,175,247)
Net cash used in investing activities	-	(1,935)
Net cash provided by financing activities	936,556	99,267
Effect of exchange rate changes on cash	(47,786)	56,144
Net increase (decrease) in cash	348,904	(1,021,771)
Cash, beginning of period	7,859	1,083,539
Cash, end of period	$356,763	$61,768

Operating Activities

Net cash used in operating activities was approximately $0.5 million for the three months ended March 31, 2019, compared to cash used in operating activities of approximately $1.2 million for the same period in 2018. Net cash used in operating activities for the three months ended March 31, 2018 was primarily attributable to net income of approximately $0.4 million adjusted by: 1) increase of approximately of $3.9 million advance to suppliers; 2) increase of approximately $0.2 million of account receivable; 3) decrease of approximately 0.1 million of other payables and accruals, 4) decrease of approximately $0.1 million of advance from customers; offset by 5) increase approximately $0.5 million of non-cash stock compensation issued for consulting fees and officer salaries; 6) increase of approximately $0.5 million of taxes payable as we incurred more taxes payables from our operations; 7) increase of approximately $0.4 million of accounts payables; 8) decrease of approximately $0.4 million of prepaid expenses and 9) decrease of approximately $1.6 million of inventory as we sold and shipped more products.

Financing Activities

Net cash provided by financing activities was approximately $0.9 million for the three months ended March 31, 2019 and net cash provided by financing activities was approximately $100,000 for the three months ended March 31, 2018. The cash inflow for the three months ended March 31, 2019 was mainly resulted from proceed from new signed convertible notes of $1.2 million and offset by approximately $0.3 million of net payment to our related parties.

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

From the end of 2018 through March 31, 2019, the value of the RMB depreciated by approximately 2.4% against the U.S. Dollar. With the development of the foreign exchange market and progress towards interest rate liberalization and RMB internationalization, the PRC government may in the future announce further changes to the exchange rate system and there is no guarantee that the RMB will not appreciate or depreciate significantly in value against the U.S. Dollar in the future. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. Dollar in the future. The exchange rate of U.S. Dollar against RMB on March 31, 2019 was US$1.00 = RMB 6.7111.

Commitments and Contingencies

See Note 19 to the Unaudited Condensed Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are not effective as of March 31, 2019 to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s Rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is due to (i) failure to engage sufficient resources in regard to our accounting and reporting obligations and (ii) failure to fully document our internal control policies and procedures.

(b) Changes in Internal Control over Financial Reporting

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02 Leases (FASB ASC Topic 842). There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the current quarter ended March 31, 2019 to have materially affected the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of securities issued for cash or converted with debentures or as stock compensation to consultants during the period from January 1, 2019 through May 15 2019, which were not registered under the Securities Act:

Commitment shares	1,097,500 shares

Consultant Fees	680,000 shares

Conversion of Convertible Note	395,959 shares

Salary Compensation	10,078 shares

Debt Settlement	300,000 shares

Total	2,483,537 shares

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

Date: May 15, 2019

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

/s/ Yvonne Wang	Chief Executive Officer and Director	May 15, 2019
Yvonne Wang	(Principal Executive Officer)

/s/ Hon Man Yun	Chief Financial Officer	May 15, 2019
Hon Man Yun	(Principal Financial and Accounting Officer)

