Form 10-Q
period 2019-06-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2019-08-19
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 19, 2019, the Company had 19,484,375 shares of common stock, $0.001 par value, issued and outstanding.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,099	$7,859
Accounts receivable, net	3,523,166	6,751,113
Prepaid expenses	1,839,940	2,259,565
Rent deposits and other receivables	366,460	323,362
Advance to suppliers	23,007,464	15,763,198
Due from related parties - non-trade	18,244	12,108
Inventories	114,618	1,643,033
Deferred cost of goods sold	2,517,777	4,929,855

Total current assets	31,397,768	31,690,093

Property, plant and equipment, net	117,785	93,181
Rent deposits-non current	-	613
Deposit for long-term investment	728,268	727,155

Total non-current assets	846,053	820,949
Total assets	$32,243,821	$32,511,042

LIABILITIES AND stockholders’ EQUITY
Current liabilities
Accounts payable	$2,551,161	$1,611,273
Advances from customers	476,902	580,720
Due to related parties	291,311	570,921
Convertible notes payable, net of discount of $631,050 and $99,907 of June 30, 2019 and December 31, 2018, respectively	1,811,718	971,086
Derivative liabilities	68,591	6,621
Notes payable	138,000	360,000
Salary payable	1,259,675	1,024,959
Income taxes payable	4,170,911	2,946,926
Interest payable	2,158,422	2,020,821
Other payables and accruals	2,840,484	2,940,088
Deferred revenue	3,373,486	6,751,113
Total current liabilities	19,140,661	19,784,528

Total liabilities	19,140,661	19,784,528

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value, Authorized 20,000,000 shares. Series A - Issued and outstanding 500,000 and 500,000 shares (liquidation preference in $1,000,000) at June 30, 2019 and December 31, 2018, respectively; Series B - Issued and outstanding 811,148 and 811,148 shares (liquidation preference in $1,054,492) at June 30, 2019 and December 31, 2018, respectively.	1,311	1,311
Common stock - $0.001 per value. Authorized 100,000,000 shares. Issued and outstanding 19,484,375 and 16,885,860 shares at June 30, 2019 and December 31, 2018, respectively.	19,485	16,886
Additional paid-in capital	29,283,029	27,047,457
Statutory Reserve	1,022,605	1,022,605
Accumulated deficit	(16,658,597)	(14,803,530)
Accumulated other comprehensive loss	(564,673)	(558,215)
Total stockholders’ equity	13,103,160	12,726,514
Total liabilities and stockholders’ equity	$32,243,821	$32,511,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$10,924,978	$5,334,830	$20,467,976	$14,086,221

Cost of goods sold	(7,752,728)	(3,873,502)	(15,119,315)	(10,180,066)

Gross Profit	3,172,250	1,461,328	5,348,661	3,906,155

Operating expenses
Provision for deferred cost of goods sold	2,448,764	-	2,448,764
Selling expenses	63,501	161,256	101,307	345,567
Research and development expenses	-	39,230	-	78,543
General and administrative expenses	1,403,172	1,514,298	2,362,766	3,079,028
Total operating expenses	3,915,437	1,714,784	4,912,837	3,503,138

Operating income (loss)	(743,187)	(253,456)	435,824	403,017

Other income/(expenses), net
Change in fair value of derivative liabilities	27,943	72,433	33,174	202,371
Interest expense	(835,545)	(152,564)	(1,139,513)	(307,927)
Other income/(expenses)	(2,920)	-	51,768	(905)
Exchange gain (loss)	22,021	56,285	(1,410)	18,253
Total other income/(expenses), net	(788,501)	(23,846)	(1,055,981)	(88,208)

Income (loss) from operations before income taxes	(1,531,688)	(277,302)	(620,157)	314,809

(Provision) benefit for income taxes
Current	(714,002)	(358,066)	(1,234,910)	(897,209)
Deferred	-	-	-	-
Total provision for income taxes	(714,002)	(358,066)	(1,234,910)	(897,209)

Net loss	(2,245,690)	(635,368)	(1,855,067)	(582,400)

Other comprehensive loss
Foreign currency translation adjustment	(418,670)	(781,013)	(6,458)	(281,707)
Total comprehensive loss	$(2,664,360)	$(1,416,381)	$(1,861,525)	$(864,107)

Earnings per share:
Basic	$(0.12)	$(0.04)	$(0.10)	$(0.04)
Diluted	(0.12)	(0.04)	(0.10)	(0.04)

Weighted average number of common shares outstanding – basic and diluted	19,343,881	16,479,316	18,272,950	16,201,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHODERS’ EQUITY

	Six-Month Period Ended June 30, 2018
	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Gain/(Loss)	Equity
Balance, January 1, 2018	1,311,148	1,311	15,202,965	15,203	24,455,291	458,334	(14,583,080)	323,776	10,670,835
Issuance of common shares for consulting service	-	-	917,500	918	1,759,082	-	-	-	1,760,000
Net income							52,968		52,968
Foreign currency translation adjustments	-	-	-	-	-	-	-	499,306	499,306
Balance, March 31, 2018	1,311,148	1,311	16,120,465	16121	26,214,373	458,334	(14,530,112)	823,082	12,983,109
Issuance of common shares for Cash			187,700	188	235,412				235,600
Issuance of common shares for consulting service	-	-	136,300	136	181,914	-	-	-	182,050
Issuance of common shares to employee			6,507	7	7,802				7,809
Conversion of convertible note			126,045	126	78,273				78,399
Net loss							(635,368)		(635,368)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(781,013)	(781,013)
Balance, June 30, 2018	1,311,148	1,311	16,577,017	16,578	26,717,774	458,334	(15,165,480)	42,069	12,070,586

	Six-Month Period Ended June 30, 2019
								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Gain/(Loss)	Equity
Balance, January 1, 2019	1,311,148	1,311	16,885,260	16,886	27,047,457	1,022,605	(14,803,530)	(558,215)	12,726,514
Issuance of common shares as convertible note issuance costs	-	-	57,500	58	46,917	-	-	-	46,975
Issuance of common shares for Liabilities settlement	-	-	300,000	300	221,700	-	-	-	222,000
Issuance of common shares for convertible notes	-	-	1,040,000	1,040	(1,040)	-	-	-
Issuance of common shares for consulting service	-	-	180,000	180	161,820	-	-	-	162,000
Issuance of common shares to employee	-	-	10,078	10	8,859	-	-	-	8,869
Fair value of beneficial conversion feature of convertible note	-	-	-	-	1,200,281	-	-	-	1,200,281
Conversion of convertible note	-	-	395,959	396	78,004	-	-	-	78,400
Net income							390,623		390,623
Foreign currency translation adjustments	-	-	-	-	-	-	-	412,212	412,212
Balance, March 31, 2019	1,311,148	1,311	18,868,797	18,870	28,763,998	1,022,605	(14,412,907)	(146,003)	15,247,874
Issuance of common shares for consulting service	-	-	604,999	605	510,244	-	-	-	510,849
Issuance of common shares to employee			10,579	10	8,787				8,797
Net loss							(2,245,690)		(2,245,690)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(418,670)	(418,670)
Balance, June 30, 2019	1,311,148	1,311	19,484,375	19,485	29,283,029	1,022,605	(16,658,597)	(564,673)	13,103,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from continuing operating activities:
Net loss	$(1,855,067)	$(582,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,588	20,451
Bad debt expense	365,188
Provision for deferred cost of goods sold	2,448,764
Accrued interest	137,601	307,927
Stock compensation expense	1,122,712	1,276,269
Gain on derivative liabilities	(33,174)	(202,371)
Changes in continuing operating assets and liabilities:
Accounts receivable	(151,482)	(7,241,877)
Prepaid expenses	419,569	36,793
Rent deposit and other receivables	(184,778)	(431,569)
Advance to suppliers	(7,535,571)	6,608,056
Due from related party – non-trade	(33,462)	(4,957)
Inventory	1,549,368	1,034,641
Deferred cost of goods sold	-	(5,294,537)
Accounts payable	948,712	(926,055)
Salary payable	235,244	203,670
Taxes payable	1,234,161	877,180
Advances from customers	(105,969)	64,943
Other payables and accruals	(103,367)	770,480
Deferred revenue	-	7,241,877
Net cash provided by (used in) operating activities	(1,530,963)	3,758,521

Cash flows from investing activities:
Purchase of property, plant and equipment	(38,890)	(3,488)
Payment of deposit for long-term investment	-	-
Net cash used in investing activities	(38,890)	(3,488)

Cash flows from financing activities:
Borrowings from related parties, net	(252,733)	209,111
Proceeds from sale of common stock	-	235,600
Proceeds from convertible notes	1,247,256	-
Net cash provided by financing activities	994,523	444,711

Effect of exchange rate change	577,570	(201,693)

Cash and cash equivalents:
Net increase	2,240	3,998,051
Balance at beginning of period	7,859	1,083,539
Balance at end of period	$10,099	$5,081,590

Non-cash financing activities:
Issuance of common stock for consulting services	$672,849	$1,942,050
Issuance of common stock for financing related services	$46,975	$-
Issuance of common stock for debts settlement	$222,000
Conversion of convertible note	$78,400
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$3,803	$-

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

As of June 30, 2019, and December 31, 2018, the Company had an accumulated deficit of $16,658,597 and $14,803,530, respectively, and the Company incurred net loss of $1,855,067 and $582,400 for the six months ended June 30, 2019 and 2018, respectively, and had negative operating cash flow of $1,530,963 for the six months ended June 30, 2019. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The unaudited condensed financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these unaudited condensed financial statements. In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2019, Kiwa Hebei is committed to pay a RMB10, 000,000 based on the payment milestone in an equity purchase agreement.

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

The Company sold Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $1,665,000 in February and March 2019. As of June 30, 2019, the Company’s working capital was approximately $12.3 million and the Company had only cash of approximately $10,000, with remaining current assets mainly composed of advance to suppliers, accounts receivable, prepaid expenses, and deferred cost of goods sold.

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

Management has considered its historical experience, the economic environment, trends in the Agricultural industry, the realization of the accounts receivables and advance to suppliers as of June 30, 2019. The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve-month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve-month period, the Company may have to consider supplementing its available sources of funds through the following sources:

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

As of June 30, 2019, future lease payments are summarized below:

Twelve months ending June 30, 2020	$18,556
Twelve months ending June 30, 2021	23,891
Twelve months ending June 30, 2022	18,582
Thereafter	-
Total minimum lease payment	$61,029

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

Deferred Revenue and Deferred Cost of Goods Sold

Deferred revenue and deferred cost of goods sold result from transactions where the Company has shipped product for which all revenue recognition criteria under the five-step model have not yet been met. Though these contracts are not considered a contract under ASC 606, they are legally enforceable, and the Company has an unconditional and immediate right to payment after the Company has shipped products, therefore, the Company recognizes a receivable and a corresponding deferred revenue upon shipment. Deferred cost of goods sold includes direct inventory costs. Once all revenue recognition criteria under the five-step model have been met, the deferred revenues and associated cost of goods sold are recognized. The Company’s provision for deferred cost of goods sold is made based on historical collection experience on such related accounts receivable and realizability of deferred revenue . The Company made provision of $2,448,764 and nil for deferred cost of goods sold for the six months ended June 30, 2019 and 2018, respectively.

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

Other comprehensive income for the three and six months ended June 30, 2019 and 2018 represented foreign currency translation adjustments and were included in the unaudited condensed consolidated statements of operations and comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

	As of June 30, 2019	As of December 31, 2018
Balance sheet items, except for equity accounts	6.8656	6.8761

	Three months ended June 30,
	2019	2018
Items in the statements of comprehensive income	6.8210	6.3726

	Six months ended June 30,
	2019	2018
Items in the statements of comprehensive income	6.7839	6.3659

The exchange rates used to translate amounts in HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of June 30, 2019	As of December 31, 2018
Balance sheet items, except for equity accounts	7.8121	7.8297

	Three months ended June 30,
	2019	2018
Items in the statements of comprehensive income	7.8396	7.8476

	Six months ended June 30,
	2019	2018
Items in the statements of comprehensive income	7.8426	7.8372

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

4. Accounts Receivable, net

As of June 30, 2019 and December 31, 2018, we had $3.5 million and $6.8 million, respectively, of accounts receivable from the Company’s customers. The Company’s current payment terms on these customers are ranging typically from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. These customers are either agricultural cooperative company or distributors who then resell the Company’s products to individual farmers.

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

Accounts receivable consisted of the following:

	June 30, 2019	December 31, 2018
Accounts receivable	$3,523,166	$6,751,113
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$3,523,166	$6,751,113

5. Prepaid Expense

Prepaid expenses consisted of the following:

	Notes	June 30, 2019	December 31, 2018
Prepaid office rent		$2,457	$4,921
Prepaid Packaging Expense		10,009
Prepaid government filing expense		12,000	7,000
Prepaid consulting expenses	(1)	1,798,356	2,230,553
Others		17,118	17,091
Total		$1,839,940	$2,259,565

(1) Prepaid consulting expenses represent issuance of common stock for prepaid services. As of June 30, 2019, the Company evaluated the performance of the consultants and concluded all the contracts were on schedule of delivery. The company amortized the consulting fee over the service periods per agreements based on the progress of services delivered. For the three months ended June 30, 2019 and 2018, the amortization of consulting expense was $591,377 and $679,925, respectively. For the six months ended June 30, 2019 and 2018, the amortization of consulting expense was $1,105,046 and $1,268,460, respectively.

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

As of June 30, 2019 and December 31, 2018, advance to suppliers consisted of the following:

	June 30, 2019	December 31, 2018
Advance to suppliers	$23,233,227	$6,751,113
Less: provisions for advance to suppliers	(225,763)	-
Advance to suppliers, net	$23,007,464	$6,751,113

7. Inventory

Inventory consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$-	$1,358,384
Finished goods	83,252	253,331
Packing materials	31,366	31,318
Total	$114,618	$1,643,033

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	June 30, 2018	December 31, 2018
Property, Plant and Equipment
Office equipment	$17,470	$17,451
Furniture	31,335	27,312
Leasehold improvement	165,012	130,357
Construction in progress	25,344	25,305
Others	292	1,047
Property, plant and equipment - total	$239,453	$201,472
Less: accumulated depreciation	(121,668)	(108,291)
Property, plant and equipment - net	$117,785	$93,181

Depreciation expense was $4,904 and $4,817 for the three months ended June 30, 2019 and 2018, and $10,588 and $20,451 for the six months ended June 30, 2019 and 2018, respectively.

9. Deposit for Long-Term Investment

On June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.2 million). As of June 30, 2019, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.7 million). Due to certain administrative approval process from the Chinese government and the establishment of Yangling base in October 2018, the closing of the equity purchase agreement has been delayed. RMB 6,500,000 (approximately $0.9 million) will be paid upon completion of the land use rights ownership transfer and RMB 3,500,000 (approximately $0.5 million) will be paid upon completion of the business licenses transfer. The Company estimated the completion of the transfer will be in December 2019.

10. Salaries payable

	June 30, 2019	December 31, 2018
Ms. Yvonne Wang (“Ms. Wang”)	$301,000	$259,000
Hon Man Yun (“Mr. Yun”)	119,589	60,702
Other Employees	839,086	705,257
Total	$1,259,675	$1,024,959

Ms. Wang served as Chairman of the Board since November 2015 and served as CEO since August 2016. No salary was paid to Ms. Wang since December 2015. Mr. Yun was the Chief Financial Officer of the Company since April 2018. The Company expects to be in negotiations with Mr. Yun and Ms. Wang to settle these obligations.

11. Related Party Transactions

Due from related parties – non-trade

Amounts due from related parties consisted of the following as of June 30, 2019 and December 31, 2018:

Item	Nature	Notes	June 30, 2019	December 31, 2018

Mr. Xiaoqiang Yu	Non-trade	(1)	18,244	12,108
Total			$18,244	$12,108

(1) Mr. Xiaoqiang Yu

During the year ended December 31, 2018, Mr. Xiaoqiang Yu, the COO of the Company, obtained a cash advance from the Company for operational purpose. As of June 30, 2019, and December 31, 2018, the amount due from Mr. Xiaoqiang Yu was $18,244 and $12,108, respectively.

Due to related parties– non-trade

Amounts due to related parties consisted of the following as of June 30, 2019 and December 31, 2018:

Item	Nature	Notes	June 30, 2019	December 31, 2018

Ms. Wang	Non-trade	(1)	281,844	534,563
Ms. Feng Li (“Ms. Li”)	Non-trade	(2)	9,467	36,358
Total amount due to related parties			$291,311	$570,921

(1) Ms. Wang

Effective November 20, 2015, the Company appointed Ms. Wang as the Chairman of the Board and effective August 11, 2016, the Company’s Board of Directors has assigned Ms. Wang the additional titles of Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer. On April 15, 2018, Ms. Wang turned over the Acting Chief Financial Officer to her successor.

During the six months ended June 30, 2019 and 2018, Ms. Wang paid various expenses on behalf of the Company. As of June 30, 2019 and December 31, 2018, the amount due to Ms. Wang was $281,844 and $534,563, respectively.

(2) Ms. Feng Li

Ms. Feng Li is a member of the Company’s board of directors and shareholder of the Company. Ms. Li held approximately 11% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock. Ms. Feng Li paid various expenses on behalf of the Company. As of June 30, 2019 and December 31, 2018, the amount due to Ms. Feng Li was $9,467 and $36,358, respectively.

12. Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2019	December 31, 2018
6% secured convertible notes – FirsTrust Group Inc. (1)	$132,762	$125,692
15% convertible notes- Mr. Geng Liu (2)	145,655	145,431
15% convertible notes- Mr. Junwei Zheng (3)	801,101	799,870
12% convertible notes- Labrys (4)	1,213,250	-
12% convertible notes- TFK (5)	150,000	-
Less: notes discount	(631,050)	(99,907)
Convertible notes payable - total	$1,811,718	$971,086

Convertible notes payable consists of $132,762 of 6% secured convertible notes issued to FirsTrust Group Inc. on June 29, 2006, $145,655 of 15% convertible note issued to Mr. Geng Liu on January 17, 2017, $801,101 of 15% convertible note issued to Mr. Junwei Zheng on May 9, 2017, $1,213,250 of 12% convertible note issued to Labrys on February 27, 2019, and $150,000 of 12% convertible note issued to TFK on March 21, 2019.

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

The Company also incurs a financial liquidated damages in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches any affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in Purchase Agreement, the Company has accrued the amounts of $17,759 and $16,801 for liquidated damages for the three months ended June 30, 2019 and 2018, respectively, and the Company has accrued the amounts of $42,120 and $35,246 for liquidated damages for the six months ended June 30, 2019 and 2018, respectively. The Company also accrued $4,965 and $4,092 for interest at the rate of 15% per annum for the three months ended June 30, 2019 and 2018, respectively, and the Company accrued $9,900 and $8,588 for interest at the rate of 15% per annum for the six months ended June 30, 2019 and 2018, respectively. The total 15% accrued interests were $164,872 and $177,179 at June 30, 2019 and December 31, 2018, respectively. The total accrued liquidated damages were $555,658 and $555,538 at June 30, 2019 and December 31, 2018, respectively.

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

As of this date, the Company remains in default of the Settlement Agreement and Release and is in the process of raising funds to retire these obligations. Notwithstanding, there is no guarantee that the Company will be successful in these efforts and that FirsTrust will not exercise all rights available to it under the applicable agreements between the parties.

On July 30, 2019, the Company received a notice of default and formal demand for payment and performance, which was followed by correspondence from FirsTrust’s lawyers that the commencement of legal action was imminent. As of this date, the Company has not received the service of any formal legal papers related to the matter. Since this matter is in its early stages, the final outcome cannot be predicted at this time and is largely dependent on the Company’s ability to raise funding to retire these obligations. If FirsTrust is successful in pursuing its legal action, the result could have a material adverse impact on the Company and its operations.

(2) 15% convertible notes- Mr. Geng Liu

On January 17, 2017, the Company entered a Convertible Note Agreement with Mr. Geng Liu and received principal of RMB 1 million, approximately $146,000. The note bears interest at 15% per annum and matured on January 16, 2018. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal to the Company’s common shares with a conversion price of $0.90 per share. The maturity date of the note has been extended to June 30, 2020.

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

For the six months ended June 30, 2019 and 2018, the Company recorded interest expense of $10,965 and $13,661 on the note, including the amortization of the debt discount resulting from the value of beneficial conversion feature, and the carrying value of the note as at June 30, 2019 was $145,655.

(3) 15% convertible notes- Mr. Junwei Zheng

On May 9, 2017, the Company entered a Convertible Note Agreement with Mr. Junwei Zheng with principal of RMB 30 million. The note bears interest at 15% per annum and will mature on May 8, 2019. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal and accrued interest to the Company’s common shares with a conversion price of $3.5 per share. On August 17, 2018, the Company does not expect that the remaining funds will ever be so advanced. As of June 30, 2019, the Company has received principal totaled RMB 5.5 million ($801,101 equivalent USD at June 30, 2019) out of the RMB 30 million Convertible Note Agreement. On May 7, 2019, the Company reached an agreement with Mr. Junwei Zheng that the maturity date will be extended to June 30, 2020.

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

On May 7, 2019, due to the extension of the convertible notes and embedded conversion feature continued to be considered as a derivative instrument, the Company determined that the embedded conversion feature to be carried as a liability and re-measured at fair value at each financial reporting date until such time as the conversion feature is exercised or expired. The Company evaluated the fair value of the embedded conversion feature at the renewal date and recorded the amount into as discount to convertible note payable. The discount to convertible note payable is being amortized to interest expense over the life of the note using the straight-line method, which approximates the effective interest method.

The fair value of embedded conversion feature were calculated using the BlackScholesMerton model based on the following variables at inception on May 9, 2017:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 260.8% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 1.37%, for the conversion options

●	Expected lives of 2.0 years

●	Market price at issuance date of $2.7

The fair value of embedded conversion feature was calculated using the BlackScholesMerton model based on the following variables on December 31, 2018:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 204.73% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 2.49%, for the conversion options

●	Expected lives of 0.33 years

●	Market price at re-measurement date of $0.50

The fair value of embedded conversion feature were calculated using the BlackScholesMerton model based on the following variables on May 7, 2019:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 192.48% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 2.37%, for the conversion options

●	Expected lives of 1.00 years

●	Market price at re-measurement date of $0.95

The fair value of embedded conversion feature were calculated using the BlackScholesMerton model based on the following variables on June 30, 2019:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 214.79% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 1.95%, for the conversion options

●	Expected lives of 0.83 years

●	Market price at re-measurement date of $0.75

For the three months ended June 30, 2019 and 2018, the Company recorded interest expense of $74,074 and $103,304, respectively, and for the six months ended June 30, 2019 and 2018, the Company recorded interest expense of $174,474 and $205,540, respectively, on the note, including the amortization of the debt discount resulting from the value of the embedded conversion feature, and the carrying value of the note was $720,215 and $699,963 as of June 30, 2019 and December 31, 2018, respectively.

(4) 12% convertible notes- Labrys

On February 27, 2019, the Company entered into a Convertible Note Agreement with Labrys Fund, LP (“Labrys”), for the principal amount of $1,365,000 (the “Note”). The Note carries an Original Issue Discount of $102,375, bears interest at the rate of 12% per annum and must be repaid on or before 180 calendar days after the funding date of the respective tranche. The amounts advanced under the Note may be converted by Labrys at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 70% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion. As of June 30, 2019, the Company has received principal totaled $1,213,250 out of the $1,365,000 Convertible Note Agreement.

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

For the three and six months ended June 30, 2019, the Company recorded interest expense of $644,229 and $764,203 on the note, including the amortization of the debt discount of $607,931 and $721,503 resulting from the value of beneficial conversion feature, and the carrying value of the note as at June 30, 2019 was $732,253.

(5) 12% convertible notes- TFK

On March 21, 2019, the Company entered into a Convertible Note Agreement with TFK Investments Inc. (“TFK”), for the principal amount of $300,000 (the “Note”). The Note carries an Original Issue Discount of 28,500, bears interest at the rate of 12% per annum and must be repaid on or before 180 calendar days after the funding date of the respective tranche. The amounts advanced under the Note may be converted by TFK at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 70% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion. As of June 30, 2019, the Company has received principal totaled $150,000 out of the $300,000 Convertible Note Agreement.

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

For the three and six months ended June 30, 2019, the Company recorded interest expense of $80,321 and $85,568 on the note, including the amortization of the debt discount of $75,833 and $80,833 resulting from the value of beneficial conversion feature, and the carrying value of the note as at June 30, 2019 was $80,833.

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

On March 21, 2019, the Company issued 300,000 shares of common stock with fair value of $222,000, determined using the closing prices of $0.74 on March 21, 2018, to repay $222,000 of the note payable. As a result, no gain or loss were recognized upon this conversion.

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

As of June 30, 2019 and December 31, 2018, $138,000 and $360,000 of Promissory Note to FirsTrust is still outstanding. The Company accrued $8,625 and $22,500 interest expense on note payable for the three months ended June 30, 2019 and 2018, respectively. The Company accrued $31,125 and $45,000 interest expense on note payable for the six months ended June 30, 2019 and 2018, respectively.

As of this date, the Company remains in default of the Settlement Agreement and Release and is in the process of raising funds to retire these obligations. Notwithstanding, there is no guarantee that the Company will be successful in these efforts and that FirsTrust will not exercise all rights available to it under the applicable agreements between the parties.

On July 30, 2019, the Company received a notice of default and formal demand for payment and performance, which was followed by correspondence from FirsTrust’s lawyers that the commencement of legal action was imminent. As of this date, the Company has not received the service of any formal legal papers related to the matter. Since this matter is in its early stages, the final outcome cannot be predicted at this time and is largely dependent on the Company’s ability to raise funding to retire these obligations. If FirsTrust is successful in pursuing its legal action, the result could have a material adverse impact on the Company and its operations.

14. Other Payables and accruals

Other payable consisted of the following:

	Notes	June 30, 2019	December 31, 2018
Stock subscription proceeds received in advance	(1)	$1,693,167	$1,692,454
Accrued expenses		289,002	219,033
R&D expense payable		431,009	431,009
Others		427,306	597,592
		$2,840,484	$2,940,088

(1). The Company received RMB 3.2 million ($466,092 equivalent as at June 30, 2019) in 2016 from two unrelated potential investors, and additionally received RMB 8 million ($1,227,075 equivalent as at June 30, 2019) in 2017 from one unrelated potential investor pending for stock issuances. The Company is in the process of negotiating the issuance price per shares of these stock subscriptions with the investors.

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

Common stock

During the six months ended June 30, 2019, the Company entered into three consulting agreements and issued 784,999 shares of common stocks to consultants for IR and business development services based on market price of the shares at the transaction dates. The valuation of the shares is amounted to an average issuance price of $0.86 per share.

During the six months ended June 30, 2018, the Company issued 20,657 common shares to one officer for salary payment based on the average stock price of his service period which valued at $17,665.

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

16. Stock-based Compensation

On March 15, 2017, the Board of Directors approved a new stock option plan with ten years’ term. As of June 30, 2019, the Company has not granted any incentive compensation under this plan.

17. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities recorded at fair value on recurring basis that were accounted for at fair value as of:

June 30, 2019

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$68,591	$68,591
Total	—	—	$68,591	$68,591

December 31, 2018

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$6,621	$6,621
Total	—	—	$6,621	$6,621

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2018 and for the year ended December 31, 2017:

	Six months ended June 30, 2019	Year ended December 31, 2018

Beginning balance	$6,621	$247,933
Fair value of derivative liabilities at inception	95,144	-
Change in fair value of derivative liabilities	(33,174)	(241,312)
Ending balance	$68,591	$6,621

18. Earnings per share

The following table set forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Numerator:
Net loss	$(2,245,690)	$(635,368)	$(1,855,067)	$(582,400)

Denominator:
Denominator for basic earnings per share (weighted-average shares)	19,343,881	16,479,316	18,272,950	16,201,020
Diluted effect of stocks – convertible note	-	-	-	-
Denominator for diluted earnings per share (adjusted weighted-average shares)	19,343,881	16,479,316	18,272,950	16,201,020
Basic earnings per share	(0.12)	(0.04)	(0.10)	(0.04)
Diluted earnings per share	(0.12)	(0.04)	(0.10)	(0.04)

19. Income Tax

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three and six months ended June 30, 2019 and 2018 as it has no taxable income in the U.S.

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

The Company has determined that this one-time Toll Charge has no effect on the Company’s income tax expenses for the three months ended June 30, 2018 as the Company has no undistributed foreign earnings at either of the two testing dates of November 2, 2017 and December 31, 2017.

For purposes of the inclusion of GILTI, the Company has determined the taxable off-shore earnings in the amount of $3.5 million in the year ended December 31, 2018, which has been fully offset by the current year loss of $3.2 million and NOL carryforwards of $0.3 million of Kiwa US. Therefore, this is no accrual of US income tax for GILTI as of December 31, 2018. The Company will evaluate the GILTI tax effect at the year end for the year ended 31, 2019.

In accordance with the current tax laws in China, Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian, Kiwa Hebei, Kiwa Yangling, and Kiwa Institute are subject to a corporate income tax rate of 25% on its taxable income. Kiwa Shenzhen, Kiwa Baiao, Kiwa Hebei, and Kiwa Institute have not provided for any corporate income taxes since each had no taxable income for the year ended June 30, 2019. For the three and six months ended June 30, 2019, Kiwa Yangling recorded income tax provision for approximately $716,352 and $1,225,023 respectively, and Kiwa Xian recorded income tax provision for approximately $(2,350) and $9,887, respectively.

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes in the BVI.

A reconciliation of the provision for income taxes from continuing operation determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Pre-tax income (loss) from continuing operation	$(1,531,688)	$(277,302)	$(620,157)	$314,809

U.S. federal corporate income tax rate	21%	21%	21%	21%
Income tax expense (benefit) computed at U.S. federal corporation income tax rate	(321,654)	(58,233)	(130,233)	66,110
Reconciling items:
Rate differential for PRC earnings	1,020	24,563	83,265	80,270
Change of valuation allowance	1,029,334	385,686	1,256,980	740,369
Effect of tax exempted income in BVI	5,302	6,050	24,898	10,460
Deferred tax used to offset tax liability	-	-	-	-
Effective tax expenses	$714,002	$385,066	$1,234,910	$897,209

The Company had deferred tax assets from continuing operation as follows:

	June 30, 2019	December 31, 2018

Net operating losses carried forward by parent Company in the US	$2,218,830	$1,676,335
Net operating losses carried forward by China Subsidiaries	832,067	821,089
Provision for Deferred COGS	612,191
Allowance for Bad Debt	91,296
Less: Valuation allowance	(3,754,384)	(2,497,424)

Net deferred tax assets	$-	$-

As of June 30, 2019 and December 31, 2018, the Company had approximately $13.9 million and $11.3 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the parent Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Baiao, Kiwa Shenzhen, Kiwa Xian, Kiwa Hebei, and Kiwa Institute could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of June 30, 2019 and December 31, 2018, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended June 30, 2019 and 2018, and no provision for interest and penalties is deemed necessary as of June 30, 2019 and December 31, 2018.

20. Commitments and Contingencies

As disclosed in Note 9, on June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.3 million). As of June 30, 2019, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.7 million) and is committed to pay the remaining RMB10,000,000 based on the payment milestone in the equity purchase agreement. RMB 6,500,000 (approximately $1.0 million) will be paid upon completion of the land use rights ownership transfer and RMB 3,500,000 (approximately $0.5 million) will be paid upon completion of the business licenses transfer.

21. Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of June 30, 2019, and December 31, 2018, $10,099, and $7,859 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended June 30, 2019, three customers accounted for 57%, 26%, and 17% for the Company’s total sales. For the six months ended June 30, 2019, three customers accounted for 48%, 26%, and 23% for the Company’s total sales.

For the three months ended June 30, 2018, one customer accounted for 98% for the Company’s total sales. For the six months ended June 30, 2018, three customers accounted for 51%, 32%, and 15% for the Company’s total sales.

As of June 30, 2019, three customers accounted for 40%, 29% and 26% of the Company’s accounts receivable. As of December 31, 2018, three customers accounted for 42%, 30%, and 27% of the Company’s accounts receivable.

For the three months ended June 30, 2019, one supplier accounted for 94% of the Company’s total purchases. For the six months ended June 30, 2019, one supplier accounted for 94% of the Company’s total purchases.

For the three months ended June 30, 2018, one supplier accounted for 95% of the Company’s total purchases. For the six months ended June 30, 2018, one supplier accounted for 95% of the Company’s total purchases.

As of June 30, 2019, one supplier accounted for 89% of the Company’s accounts payable. As of December 31, 2018, one supplier accounted for 84% of the Company’s accounts payable.

22. Subsequent Events

On July 8, 2019, the Board of Directors removed Yongling Song as a member of the Board of Directors of Kiwa Bio-Tech Products Group Corp.

On July 8, 2019, the Board of Directors appointed Xiaoqiang Yu as a member of the Board of Directors of Kiwa Bio-Tech Products Group Corp.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

●	Experienced Management. Management’s technical knowledge and business relationships give us the ability to secure more sales orders with our customers. If there were to be any significant turnover in our senior management, it could deplete the institutional knowledge held by our existing senior management team.

●	Large Scale Customer Relationship. We have contracts with major customers that are distributors of our products. Our sales efforts focus on these distributors which place large recurring orders. For the three months ended June 30, 2019, three customers accounted for 57%, 26%, and 17% for the Company’s total sales. Should we lose any large-scale customer in the future and are unable to obtain additional customers, our revenues will suffer.

●	Competition. Our competition includes a number of publicly traded companies in the PRC and privately-held PRC-based companies that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Some of our competitors have achieved greater market penetration but with less sophisticated technological innovation than our products as there were in the transition period from being the chemical bio-fertilizer producers to the organically bio-fertilizer producers. We believe that we have a better competitive advantage over them as we are the pioneer within our markets. Some of our competitors competed within our markets have lesser financial and other resources than us as they have established their companies a few years behind us. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

Results of Operations

Results of Operations for three months ended June 30, 2019 and June 30, 2018

The following table summarizes the results of our operations during the three months periods ended June 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Three months Ended June 30,		Change	Change
Statement of Operations Data:	2019	2018	(Amount)	(Percentage)

Revenues	$10,924,978	$5,334,830	$5,590,148	105%
Cost of goods sold	(7,752,728)	(3,873,502)	(3,879,226)	100%
Gross profit	3,172,250	1,461,328	1,710,922	117%
Operating expenses
Provision for deferred cost of goods sold	2,448,764		2,448,764	100%
Research and development expenses	-	39,230	(39,230)	(100)%
Selling expenses	63,501	161,256	(97,755)	(61)%
General and administrative expenses	1,403,172	1,514,298	(111,126)	(7)%
Total operating expenses	3,915,437	1,714,784	2,200,653	128%
Operating Loss	(743,187)	(253,456)	(489,731)	193%
Other income/(expenses), net
Change in fair value of derivative liabilities	27,943	72,433	(44,490)	(61)%
Interest expense	(835,545)	(152,564)	(682,981)	448%
Other expense	(2,920)	-	(2,920)	100%
Exchange gain	22,021	56,285	(34,264)	(61)%
Total other income/(expenses), net	(788,501)	(23,846)	(764,655)	3,207%
Loss before income taxes	(1,531,688)	(277,302)	(1,254,386)	452%

(Provision) benefit for income taxes
Current	(714,002)	(358,066)	(355,936)	99%
Deferred	-	-	-	-%
Total (provision) benefit for income taxes	(714,002)	(358,066)	(355,936)	99%

Net Loss	$(2,245,690)	$(635,368)	$(1,610,322)	253%

Revenue

Revenue increased by approximately $5.6 million or 105%, to approximately $10.9 million in the three months ended June 30, 2019 from $5.3 million in the three months ended June 30, 2018. More sales are achieved for all of our three product lines are due to the good quality of our products and more reputation gained in different regions of the PRC, such as Hainan Province, Guangdong Province and Shanxi Province upon establishment of our sales office in different regions.

We currently realized revenue in three major product categories of Biological Organic Fertilizer, Compound Microbial Fertilizer, and Bio-Water Soluble Fertilizer. Our revenues from our major product category are summarized as follows:

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	Change	Change (%)

Biological Organic Fertilizer
Revenue in USD	$4,405,120	$2,900,817	$1,504,303	52%
Quantity sold in tons	25,000	15,334	9,666	63%
Average selling price	$176.20	$189.18	$(12.98)	(7)%

Compound Microbial Fertilizer
Revenue in USD	$5,160,534	$2,426,561	$2,733,973	113%
Quantity sold in tons	16,000	7,026	8,974	128%
Average selling price	$322.53	$345.37	$(22.84)	(7)%

Bio-Water Soluble Fertilizer
Revenue in USD	$1,359,324	$7,452	$1,351,872	18,141%
Quantity sold in tons	2,032	10	2,022	20,220%
Average selling price	$668.96	$745.22	$(76.26)	(10)%

Total
Revenue in USD	$10,924,978	$5,334,830	$5,590,148	105%
Quantity sold in tons	43,032	22,370	20,662	92%
Average selling price	$253.88	$238.48	$15.40	6%

Average selling prices of Biological Organic Fertilizers, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer decreased by $12.98 or 7%, $22.84 or 7% and 76.26 or 10%, respectively in the three months ended June 30, 2019 as compared with the same period of 2018. The decrease in average selling price is due to the fluctuation of exchange rate as Chinese Yuan depreciated against U.S. dollars by approximately 7.0% during the three months ended June 30, 2019 as compared to the same period in 2018.

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

Cost of Revenue

Our cost of revenues from our major product category are summarized as follows:

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	Change	Change (%)

Biological Organic Fertilizer
Cost of revenue in USD	$3,086,183	$1,968,584	$1,117,599	57%
Quantity sold and shipped in tons	25,000	15,334	9,666	62%
Average unit cost	$123.45	$128.38	$(4.93)	(4)%

Compound Microbial Fertilizer
Cost of revenue in USD	$3,760,519	$1,900,474	$1,860,045	98%
Quantity sold and shipped in tons	16,000	7,026	8,974	128%
Average unit cost	$235.03	$270.49	$(35.46)	(13)%

Bio-Water Soluble Fertilizer
Cost of revenue in USD	$906,026	$4,444	$901,582	20,288%
Quantity sold in tons	2,032	10	2,022	20,220%
Average unit cost	$445.88	$444.40	$1.48	0%

Total
Cost of revenue in USD	$7,752,728	$3,873,502	$3,879,226	100%
Quantity sold in tons	43,032	22,370	20,662	92%
Average unit cost	$180.16	$173.16	$7.00	4%

Cost of revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer increased by approximately $1.1 million, $1.9 million and $0.9 million or 57%, 98% and 20,288% to approximately $3.1 million, $3.8 million and $0.9 million in the three months ended June 30, 2019 from approximately $2.0 million, $1.9 million, and $4,444 in the three months ended June 30, 2018. The increase is mainly due to the total quantity of product sold increased due to the good quality of our products and more reputation gained in the agricultural industry, which offset by the fluctuation of exchange rate as Chinese Yuan depreciated against U.S. dollars by approximately 7.0% during the three months ended June 30, 2019 as compared to the same period in 2018, which in turn decrease our overall cost of revenue. As a result, our cost of revenue increased accordingly along with our sales.

Gross Profit

Our gross profit from our major product category are summarized as follows:

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$1,318,937	$932,233	$386,704	41%
Gross Profit Percentage	29.9%	32.1%	(2.2)%	(7)%

Compound Microbial Fertilizer
Gross Profit	$1,400,015	$526,087	$873,928	166%
Gross Profit Percentage	27.1%	21.7%	5.4%	25%

Bio-Water Soluble Fertilizer
Gross Profit	$453,298	$3,008	$450,290	14,970%
Gross Profit Percentage	33.3%	40.4%	(7.0)%	(17)%

Total
Gross Profit	$3,172,250	$1,461,328	$1,710,922	117%
Gross Profit Percentage	29.0%	27.4%	1.6%	6%

Gross profit percentage for Biological Organic Fertilizer decreased from 32.1% for the three months ended June 30, 2018 to 29.9% for the three months ended June 30, 2019 mainly due to the decrease in average selling price is more than the decrease in average unit cost.

Gross profit percentage for Compound Microbial increased from 21.7% for the three months ended June 30, 2018 to 27.1% for the three months ended June 30, 2019 mainly due to the decrease in average unit cost is more than the decrease in average selling price.

Gross profit percentage for Bio-Water Soluble Fertilizer decrease from 40.4% for the three months ended June 30, 2018 to 33.3% for the three months ended June 30, 2019 mainly due to the average selling price decreased while the average unit costs remains unchanged.

Provision for Deferred Cost of Goods Sold

Provision on deferred cost of goods sold was $2.4 million for the three months ended June 30, 2019, increased by approximately $2.4 million or 100% from $0 for the three months ended June 30, 2018. The provision for deferred cost of goods sold is made based on historical collection experience on related accounts receivable and realizability of deferred revenue. Because part of the shipments to several clients, for which revenue have already been deferred, have been assessed to be uncollectible, $2.4 million of provision for deferred cost of goods sold were made during the three months ended June 30, 2019.

Research and Development Expenses

Research and development expenses was $0 for the three months ended June 30, 2019, decreased by approximately $39,000 or 100% from approximately $39,000 (RMB 250,000) for the three months ended June 30, 2018. On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $148,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and has expired on November 19, 2018. We did not have such expenses during the three months ended June 30, 2019.

Selling Expenses

Selling expenses include salaries of sales personnel, sales commission, travel and entertainment as well as freight out expenses. Selling expenses for the three months ended June 30, 2019 and 2018 were approximately $63,501 and $161,256, respectively. The decrease in selling expenses is mainly due to a decrease of approximately $97,000 of sales personnel salary in our Shenzhen and Beijing offices as we have moved our headquarter to Yangling with cheaper labor cost and other costs in general as the living standards in Yangling is much cheaper than in the Shenzhen and Beijing, a decrease of approximately $25,000 freight out expense, offset by an increase of approximately $20,000 advertising, and increase of office, insurance, travel, entertainment expenses and other selling expenses of approximately $3,000.

General and Administration Expenses

G&A expenses include professional fees, officers’ compensation, depreciation and amortization, insurance, salaries, employee benefits, travel, auto expense, meal and entertainment, rent, office expense and telephone expense and other miscellaneous G&A expenses. G&A expenses decreased by approximately $0.1 million or 7% from approximately $1.5 million in the three months ended June 30, 2018 to approximately $1.4 million in the same period in 2019. The decrease in G&A expenses is mainly due to a decrease of approximately $170,000 in rent, utilities, insurance and other related expense as we moved our headquarter to Yangling, where the government offered us free rent; a decrease of salaries and employee benefits of approximately $169,000 as we moved our headquarter to Yangling; a decrease of approximately $102,000 in travel and meal and entertainment expense; a decrease of approximately $25,000 in office and other miscellaneous expenses; and a decrease of approximately $11,000 in professional and legal fees. This decrease was offset by the increase of approximately $363,000 provision for advance to suppliers and other receivables for which the management assessed the Company cannot receive the goods to be delivered.

Interest Expense

Net interest expense was $835,545 and $152,564 for the three months ended June 30, 2019 and 2018, respectively, representing an increase of $682,981 or 448%. Interest expense included accrued interest on convertible note and other notes payable, and the amortization of the convertible note discount for the three months ended June 30, 2019 and 2018. The increase in interest expenses is mainly attributed to newly issuance two 12% convertible note issued in the March 2019 where we did not have it in the three months ended June 30, 2018.

Net Loss

Net loss for the three months ended June 30, 2019 increased by approximately 253% $635,368 to $2,245,690. Such change was the result of the combination of the changes as discussed above.

Results of Operations for Six months ended June 30, 2019 and June 30, 2018

The following table summarizes the results of our operations during the six months periods ended June 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Six months Ended June 30,		Change	Change
Statement of Operations Data:	2019	2018	(Amount)	(Percentage)
		(As Restated)

Revenues	$20,467,976	$14,086,221	$6,381,755	45%
Cost of goods sold	(15,119,315)	(10,180,066)	(4,939,249)	49%
Gross profit	5,348,661	3,906,155	1,442,506	37%
Operating expenses
Provision for deferred cost of goods sold	2,448,764		2,448,764	100%
Research and development expenses	-	78,543	(78,543)	(100)%
Selling expenses	101,307	345,567	(244,260)	(71)%
General and administrative expenses	2,362,766	3,079,028	(716,262)	(23)%
Total operating expenses	4,912,837	3,503,138	1,409,699	40%
Operating Income	435,824	403,017	32,807	8%
Other income/(expenses), net
Change in fair value of derivative liabilities	33,174	202,371	(169,197)	(84)%
Interest expense	(1,139,513)	(307,927)	(831,586)	270%
Other income/ (expenses)	51,768	(905)	52,673	5,820%
Exchange gain (loss)	(1,410)	18,253	(19,663)	(108)%
Total other income/(expenses), net	(1,055,981)	(88,208)	(967,773)	1,097%
Income (loss) before income taxes	(620,157)	314,809	(934,966)	(297)%

(Provision) benefit for income taxes
Current	(1,234,910)	(897,209)	(337,701)	38%
Deferred	-	-	-	-%
Total provision for income taxes	(1,234,910)	(897,209)	(337,701)	38%

Net Loss	$(1,855,067)	$(582,400)	$(1,272,667)	219%

Revenue

Revenue increased by approximately $6.4 million or 45%, to approximately $20.5 million in six months ended June 30, 2019 from $14.1 million in the six months ended June 30, 2018. The increase is mainly due to: 1) a $4.9 million increase in sales of compound microbial fertilizer and bio-water soluble fertilizer revenues due to more sales are achieved due to the good quality of our products and more reputation gained in different regions of the PRC, such as Hainan Province, Guangdong Province and Shanxi Province upon establishment of our sales office in different regions) a $1.5 million increase in revenues of biological organic fertilizer due to a increase in average price and sale volume as this type of new product became more popular in the market.

We currently realized revenue in three major product categories of Biological Organic Fertilizer, Compound Microbial Fertilizer, and Bio-Water Soluble Fertilizer. Our revenues from our major product category are summarized as follows:

	For the six months ended June 30, 2019	For the six months ended June 30, 2018	Change	Change (%)

Biological Organic Fertilizer
Revenue in USD	$8,418,098	$7,126,132	$1,291,966	18%
Quantity sold in tons	47,520	37,702	9,818	26%
Average selling price	$177.15	$189.01	$(11.86)	(6)%

Compound Microbial Fertilizer
Revenue in USD	$10,560,861	$6,929,867	$3,630,994	52%
Quantity sold in tons	32,437	20,049	12,388	62%
Average selling price	$325.58	$345.65	$(20.06)	(6)%

Bio-Water Soluble Fertilizer
Revenue in USD	$1,489,017	$30,222	$1,458,795	4,827%
Quantity sold in tons	2,159	72	2,087	2,899%
Average selling price	$689.68	$419.75	$269.93	64%

Total
Revenue in USD	$20,467,976	$14,086,221	$6,381,755	45%
Quantity sold in tons	82,116	57,823	24,293	42%
Average selling price	$249.26	243.61	5.65	2%

Average selling prices of Biological Organic Fertilizers and Compound Microbial Fertilizer decreased by $11.86 or 6% and $20.06 or 6%, respectively in the six months ended June 30, 2019 as compared with the same period of 2018. The decrease in average selling price is due to the fluctuation of exchange rate as Chinese Yuan depreciated against U.S. dollars by approximately 6.6% during the six months ended June 30, 2019 as compared to the same period in 2018.

Average selling prices of Bio-Water Soluble Fertilizer increased by $269.93 or 64% in the six months ended June 30, 2019 as compared with same period of 2018. This increase is mainly because we sold at a much lower price to attract the market when we first introduced Bio-Water Soluble Fertilizer in the first quarter of 2018.

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

Cost of Revenue

Our cost of revenues from our major product category are summarized as follows:

	For the six months ended June 30, 2019	For the six months ended June 30, 2018	Change	Change (%)

Biological Organic Fertilizer
Cost of revenue in USD	$5,994,023	$4,834,082	$1,159,941	24%
Quantity sold and shipped in tons	47,520	37,702	9,818	26%
Average unit cost	$126.14	$128.22	$(2.08)	(2)%

Compound Microbial Fertilizer
Cost of revenue in USD	$8,156,129	$5,325,880	$2,830,249	53%
Quantity sold and shipped in tons	32,437	20,049	12,388	62%
Average unit cost	$251.45	$265.64	$(14.19)	(5)%

Bio-Water Soluble Fertilizer
Cost of revenue in USD	$969,163	$20,104	$949,059	4,721%
Quantity sold in tons	2,159	72	2,087	2,899%
Average unit cost	$448.89	$279.22	$169.67	61%

Total
Cost of revenue in USD	$15,119,315	$10,180,066	$4,939,249	49%
Quantity sold in tons	82,116	57,823	24,293	42%
Average unit cost	184.12	176.06	8.07	5%

Cost of revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer increased by approximately $1.2 million, $2.8 million and $0.9 million or 24%, 53% and 4,721% to approximately $6.0 million, $8.2 million and $1.0 million in the six months ended June 30, 2019 from approximately $4.8 million, $5.3 million, and $20,000 in the six months ended June 30, 2018. The increase is mainly due to the total quantity of products sold increased due to the good quality of our products and more reputation gained in the agricultural industry, which offset by the fluctuation of exchange rate as Chinese Yuan depreciated against U.S. dollars by approximately 6.6% during the six months ended June 30, 2019 as compared to the same period in 2018, which in turn decrease our overall cost of revenue. As a result, our cost of revenue increased accordingly along with our sales.

Gross Profit

Our gross profit from our major product category are summarized as follows:

	For the six months ended June 30, 2019	For the six months ended June 30, 2018	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$2,424,075	$2,292,050	$132,025	6%
Gross Profit Percentage	28.8%	32.2%	(3.4)%	(11)%

Compound Microbial Fertilizer
Gross Profit	$2,404,732	$1,603,987	$800,745	50%
Gross Profit Percentage	22.8%	23.1%	(0.4)%	(2)%

Bio-Water Soluble Fertilizer
Gross Profit	$519,854	$10,118	$509,736	5,038%
Gross Profit Percentage	34.9%	33.5%	1.4%	4%

Total
Gross Profit	$5,348,661	$3,906,155	$1,442,506	37%
Gross Profit Percentage	26.1%	27.7%	(1.6)%	(6)%

Gross profit percentage for Biological Organic Fertilizer decreased from 32.2% for the six months ended June 30, 2018 to 28.8% for the six months ended June 30, 2019 mainly due to the decrease in average selling price more than decrease in average cost per unit as discussed above

Gross profit percentage for Compound Microbial decreased from 23.1% for the six months ended June 30, 2018 to 22.8% for the six months ended June 30, 2019 mainly due to the decrease in average selling price more than the decrease in average cost per unit as discussed above.

Gross profit percentage for Bio-Water Soluble Fertilizer increased from 33.5% for the six months ended June 30, 2018 to 34.9% for the six months ended June 30, 2019 mainly due to the increase in popularity of this product in fertilizer market and the increase in selling price is higher than the increase in unit cost as discussed above.

Provision on Deferred Cost of Goods Sold

Provision on deferred cost of goods sold was $2.4 million for the six months ended June 30, 2019, increased by approximately $2.4 million or 100% from $0 for the six months ended June 30, 2018. The increase in provision on deferred cost of goods sold is made based on historical collection experience on related accounts receivable and realizability of deferred revenue. Because part of the shipments to several clients, for which revenue have already been deferred, have been assessed to be uncollectible, $2.4 million of provision for deferred cost of goods sold were made during the six months ended June 30, 2019.

Research and Development Expenses

Research and development expenses was $0 for the six months ended June 30, 2019, decreased by approximately $79,000 or 100% from approximately $79,000 (RMB 500,000) for the six months ended June 30, 2018. On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $148,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and has expired on November 19, 2018. We did not have such expenses during the six months ended June 30, 2019.

Selling Expenses

Selling expenses include salaries of sales personnel, sales commission, travel and entertainment as well as freight out expenses. Selling expenses for the six months ended June 30, 2019 and 2018 were approximately $101,000 and $346,000, respectively. The decrease in selling expenses is mainly due to a decrease of approximately $197,000 of sales personnel salary in our Shenzhen and Beijing offices as we have moved our headquarter to Yangling with cheaper labor cost and other costs in general as the living standards in Yangling is much cheaper than in the Shenzhen and Beijing, a decrease of approximately $65,000 freight out expense because we optimized our selling procedures and our customers paid for shipping cost. This decrease was offset by an increase of approximately $21,000 in advertising expenses.

General and Administration Expenses

G&A expenses include professional fees, officers’ compensation, depreciation and amortization, insurance, salaries, employee benefits, travel, auto expense, meal and entertainment, rent, office expense and telephone expense and other miscellaneous G&A expenses. G&A expenses decreased by approximately $0.7 million or 23% from approximately $3.1 million in the six months period ended June 30, 2018 to approximately $2.4 million in the same period in 2019. The decrease in G&A expenses is mainly due to a decrease of salaries and employee benefits of approximately $362,000 as we moved our headquarter to Yangling; a decrease of approximately $335,000 in rent, utilities, insurance and other related expense due to the moving of our offices to Yangling, where the government offered us free rent; a decrease of approximately $251,000 in travel and meal and entertainment expense; and a decrease of approximately $167,000 in office and other miscellaneous expenses. The decrease was offset by the increase of approximately $365,000 provision for advance to suppliers and other receivables for which the management assessed the Company cannot receive the goods to be delivered, and increase of approximately $36,000 in professional and legal fees.

Interest Expense

Net interest expense was $1,139,513 and $307,927 for the six months ended June 30, 2019 and 2018, respectively, representing an increase of $831,586 or 270%. Interest expense included accrued interest on convertible note and other notes payable, and the amortization of the convertible note discount for the six months ended June 30, 2019 and 2018. The increase in interest expenses is mainly attributed to newly issuance two 12% convertible note issued in the March 2019 where we did not have it in the six months ended June 30, 2018.

Net Loss

Net loss for the six months ended June 30, 2019 increased by approximately 219% from $582,400 to $1,855,067. Such change was the result of the combination of the changes as discussed above.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying unaudited condensed consolidated balance sheets as of June 30, 2019, and the unaudited condensed consolidated statements of operations and comprehensive income, and cash flows for the three and six months ended June 30, 2019, and the related notes thereto, for further discussion of our accounting policies.

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

Deferred Revenue and Deferred Cost of Goods Sold

Deferred revenue and deferred cost of goods sold result from transactions where the Company has shipped product for which all revenue recognition criteria under the five-step model have not yet been met. Though these contracts are not considered a contract under ASC 606, they are legally enforceable, and the Company has an unconditional and immediate right to payment after the Company has shipped products, therefore, the Company recognizes a receivable and a corresponding deferred revenue upon shipment. Deferred cost of goods sold related to deferred product revenues includes direct inventory costs. Once all revenue recognition criteria under the five-step model have been met, the deferred revenues and associated cost of goods sold are recognized. The Company’s provision for deferred cost of goods sold is made based on historical collection experience on such related accounts receivable and realizability of deferred revenue.

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

Liquidity and Capital Resources

In assessing our liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs is to meet our working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2019, Kiwa Hebei is committed to pay a RMB10,000,000 based on the payment milestone in the equity purchase agreement.

Our business is capital intensive as we need to make advance payment to our suppliers to secure timely delivery and current market price of raw materials. Debt financing in the form of notes payable and loans from related parties have been utilized to finance our working capital requirements. As of June 30, 2019, our working capital was approximately $12.3 million and we had cash of $10,099, with remaining current assets mainly composed of advance to suppliers, account receivable, prepaid expense, inventory and deferred cost of goods sold. In addition, we sold Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $1,665,000.00 in February and March 2019.

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

The following table set forth summary of our cash flows for the periods indicated:

	For the six months ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$(1,530,963)	$3,758,521
Net cash used in investing activities	(38,890)	(3,488)
Net cash provided by financing activities	994,523	444,711
Effect of exchange rate changes on cash	577,570	(201,693)
Net increase in cash	2,240	3,998,051
Cash, beginning of period	7,859	1,083,539
Cash, end of period	$10,099	$5,081,590

Operating Activities

Net cash used in operating activities was approximately $1.5 million for the six months ended June 30, 2019, compare to cash provided in operating activities of approximately $3.8 million for the same period in 2018. Net cash used in operating activities for the six months ended June 30, 2019 was primarily attributable to 1) a net loss of approximately $1.9 million, 2) increase of approximately $7.5 million advance to suppliers as we want to secure the current market price of raw materials purchases, 3) increase of approximately $0.2 million account receivable as we increased on our credit sales, 4) decrease of approximately $0.1 million advance from customers and 5) decrease of approximately $0.1 million other payables and accruals. This cash outflow is offset by 6) approximately $2.4 million provision for deferred cost of goods sold as the collectability of our previously deferred revenues are exhausted, 7) decrease approximately $1.5 million inventory as we utilized our existing inventories for production instead of purchasing new raw materials, 8) increase of approximately $1.2 million tax payables, 9) an approximately $1.1 million of non-cash stock compensation issued for consulting fees and officer salaries, 10) increase of approximately $1.0 million account payables, 11) decrease approximately 0.4 million on prepaid expenses, 12) increase approximately $0.2 million salary payables, 13) an approximately 0.4 million bad debt expense as allowance on advance to suppliers and other receivables, and 14) an approximately $0.1 million accrued interest and penalties due to two new issued convertible notes in March 2019.

Investing Activities

Net cash used in investing activities was $38,890 in the six months ended June 30, 2019, which was mainly attributable to purchase of office equipment. Net cash used in investing activities was $3,488 for the six months ended June 30, 2018.

Financing Activities

Net cash provided by financing activities was approximately $1.0 million for the six months ended June 30, 2019 and net cash provided by financing activities was approximately $0.4 million for the six months ended June 30, 2018. The cash inflow for the six months ended June 30, 2019 was mainly due to an approximately $1.2 million proceed from two new issued convertible notes, which offset by an approximately $0.3 million net payment to related parties.

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

From the end of 2018 through June 30, 2019, the value of the RMB depreciated by approximately 0.2% against the U.S. Dollar. With the development of the foreign exchange market and progress towards interest rate liberalization and RMB internationalization, the PRC government may in the future announce further changes to the exchange rate system and there is no guarantee that the RMB will not appreciate or depreciate significantly in value against the U.S. Dollar in the future. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. Dollar in the future. The exchange rate of U.S. Dollar against RMB on June 30, 2019 was US$1.00 = RMB 6.8656.

Commitments and Contingencies

See Note 19 to the Unaudited Condensed Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are not effective as of June 30, 2019 to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s Rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is due to (i) failure to engage sufficient resources in regard to our accounting and reporting obligations and (ii) failure to fully document our internal control policies and procedures.

(b) Changes in Internal Control over Financial Reporting

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02 Leases (FASB ASC Topic 842). There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the current quarter ended June 30, 2019 to have materially affected the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of shares of Company Common Stock issued for cash, the conversion of convertible debentures or as stock compensation to consultants during the period from January 1, 2019 through August 19, 2019, which were not registered under the Securities Act:

Commitment shares	1,097,500 shares

Consultant Fees	784,999 shares

Conversion of Convertible Note	395,959 shares

Salary Compensation	20,657 shares

Debt Settlement	300,000 shares

Total	2,494,116 shares

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

Date: August 19, 2019

KIWA BIO-TECH PRODUCTS GROUP CORPORATION.

By:	/s/ Yvonne Wang
Yvonne Wang Chief Executive Officer (Principal Executive Officer)

By:	/s/ Hon Man Yun
Hon Man Yun Chief Financial Officer (Principal Financial and Accounting Officer)

