Form 10-Q
period 2019-09-30
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2019-11-14
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 14, 2019, the Company had 23,738,781 shares of common stock, $0.001 par value, issued and outstanding.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,021,337	$7,859
Accounts receivable, net	3,500,098	6,751,113
Prepaid expenses	1,433,565	2,259,565
Rent deposits and other receivables	418,023	323,362
Advance to suppliers	22,364,239	15,763,198
Due from related parties - non-trade	13,872	12,108
Inventories	141,402	1,643,033
Deferred cost of goods sold	2,427,237	4,929,855

Total current assets	32,319,773	31,690,093

Property, plant and equipment, net	69,773	93,181
Operating lease right-of-use assets	53,522	-
Rent deposits-non current	-	613
Deposit for long-term investment	702,080	727,155

Total non-current assets	825,375	820,949
Total assets	$33,145,148	$32,511,042

LIABILITIES AND stockholders’ EQUITY
Current liabilities
Accounts payable	$2,261,417	$1,611,273
Advances from customers	464,546	580,720
Due to related parties	274,726	570,921
Convertible notes payable, net of discount of $215,735 and $99,907 of September 30, 2019 and December 31, 2018, respectively	2,352,977	971,086
Derivative liabilities	19,695	6,621
Notes payable	138,000	360,000
Salary payable	1,390,771	1,024,959
Income taxes payable	4,277,071	2,946,926
Interest payable	2,270,205	2,020,821
Lease liabilities - current	20,651	-
Other payables and accruals	2,802,884	2,940,088
Deferred revenue	3,252,173	6,751,113
Total current liabilities	19,525,116	19,784,528

Non-Current Liabilities
Lease liabilities – non current	32,871	-
Total non-current liabilities	32,871	-

Total liabilities	19,557,987	19,784,528

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value, Authorized 20,000,000 shares. Series A - Issued and outstanding 500,000 and 500,000 shares (liquidation preference in $1,000,000) at September 30, 2019 and December 31, 2018, respectively; Series B - Issued and outstanding 811,148 and 811,148 shares (liquidation preference in $1,054,492) at September 30, 2019 and December 31, 2018, respectively.	1,311	1,311
Common stock - $0.001 per value. Authorized 100,000,000 shares. Issued and outstanding 19,891,517 and 16,885,860 shares at September 30, 2019 and December 31, 2018, respectively.	19,892	16,886
Additional paid-in capital	30,119,343	27,047,457
Statutory Reserve	1,022,605	1,022,605
Accumulated deficit	(16,347,380)	(14,803,530)
Accumulated other comprehensive loss	(1,228,610)	(558,215)
Total stockholders’ equity	13,587,161	12,726,514
Total liabilities and stockholders’ equity	$33,145,148	$32,511,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$10,986,295	$7,725,583	$31,454,271	$21,811,804

Cost of goods sold	(8,408,963)	(5,452,125)	(23,528,278)	(15,632,191)

Gross Profit	2,577,332	2,273,458	7,925,993	6,179,613

Operating expenses
Provision for deferred cost of goods sold	-	-	2,420,964
Selling expenses	37,916	64,094	139,223	409,661
Research and development expenses	-	36,748	-	115,291
General and administrative expenses	686,660	961,509	3,077,226	4,040,537
Total operating expenses	724,576	1,062,351	5,637,413	4,565,489

Operating income (loss)	1,852,756	1,211,107	2,288,580	1,614,124

Other income/(expenses), net
Change in fair value of derivative liabilities	48,896	42,125	82,070	244,496
Interest expense	(1,372,300)	(151,518)	(2,511,813)	(459,445)
Other income/(expenses)	(1,003)	21	50,765	(884)
Exchange gain	34,725	36,026	33,315	54,279
Total other expenses, net	(1,289,682)	(73,346)	(2,345,663)	(161,554)

Income (loss) from operations before income taxes	563,074	1,137,761	(57,083)	1,452,570

(Provision) benefit for income taxes
Current	(251,857)	(514,400)	(1,486,767)	(1,411,609)
Deferred	-	-	-	-
Total provision for income taxes	(251,857)	(514,400)	(1,486,767)	(1,411,609)

Net income (loss)	311,217	623,361	(1,543,850)	40,961

Other comprehensive loss
Foreign currency translation adjustment	(663,937)	(569,528)	(670,395)	(851,235)
Total comprehensive gain (loss)	$(352,720)	$53,833	$(2,214,245)	$(810,274)

Earnings per share:
Basic	$0.02	$0.04	$(0.08)	$(0.00)
Diluted	0.01	0.04	(0.08)	(0.00)

Weighted average number of common shares outstanding – basic	19,544,849	16,757,163	18,701,575	16,388,438
Weighted average number of common shares outstanding – diluted	23,138,917	18,314,713	18,701,575	16,388,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHODERS’ EQUITY

	Nine-Month Period Ended September 30, 2018
	Preferred Stock		Common Stock		Additional Paid-in	Statutory	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Gain/(Loss)	Equity
Balance, January 1, 2018	1,311,148	1,311	15,202,965	15,203	24,455,291	458,334	(14,583,080)	323,776	10,670,835
Issuance of common shares for consulting service	-	-	917,500	918	1,759,082	-	-	-	1,760,000
Net income							52,968		52,968
Foreign currency translation adjustments	-	-	-	-	-	-	-	499,306	499,306
Balance, March 31, 2018	1,311,148	1,311	16,120,465	16,121	26,214,373	458,334	(14,530,112)	823,082	12,983,109
Issuance of common shares for Cash	-	-	187,700	188	235,412	-	-	-	235,600
Issuance of common shares for consulting service	-	-	136,300	136	181,914	-	-	-	182,050
Issuance of common shares to employee	-	-	6,507	7	7,802	-	-	-	7,809
Conversion of convertible note	-	-	126,045	126	78,273	-	-	-	78,399
Net loss							(635,368)		(635,368)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(781,013)	(781,013)
Balance, June 30, 2018	1,311,148	1,311	16,577,017	16,578	26,717,774	458,334	(15,165,480)	42,069	12,070,586
Issuance of common shares for Cash	-	-	60,000	60	71,940	-	-	-	72,000
Issuance of common shares for consulting service	-	-	294,118	294	299,706	-	-	-	300,000
Issuance of common shares to employee	-	-	8,727	8	8,804	-	-	-	8,812
Net income							623,361	-	623,361
Foreign currency translation adjustments	-	-	-	-	-	-	-	(569,528)	(569,528)
Balance, September 30, 2018	1,311,148	1,311	16,939,862	16,940	27,098,224	458,334	(14,542,119)	(527,459)	12,505,231

	Nine-Month Period Ended September 30, 2019
								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Gain/(Loss)	Equity
Balance, January 1, 2019	1,311,148	1,311	16,885,260	16,886	27,047,457	1,022,605	(14,803,530)	(558,215)	12,726,514
Issuance of common shares as convertible note issuance costs	-	-	57,500	58	46,917	-	-	-	46,975
Issuance of common shares for Liabilities settlement	-	-	300,000	300	221,700	-	-	-	222,000
Issuance of common shares for convertible notes	-	-	1,040,000	1,040	(1,040)	-	-	-	-
Issuance of common shares for consulting service	-	-	180,000	180	161,820	-	-	-	162,000
Issuance of common shares to employee	-	-	10,078	10	8,859	-	-	-	8,869
Fair value of beneficial conversion feature of convertible note	-	-	-	-	1,200,281	-	-	-	1,200,281
Conversion of convertible note	-	-	395,959	396	78,004	-	-	-	78,400
Net income							390,623		390,623
Foreign currency translation adjustments	-	-	-	-	-	-	-	412,212	412,212
Balance, March 31, 2019	1,311,148	1,311	18,868,797	18,870	28,763,998	1,022,605	(14,412,907)	(146,003)	15,247,874
Issuance of common shares for consulting service	-	-	604,999	605	510,244	-	-	-	510,849
Issuance of common shares to employee			10,579	10	8,787				8,797
Net loss							(2,245,690)		(2,245,690)
Foreign currency translation adjustments	-	-	-	-	-	-	-	(418,670)	(418,670)
Balance, June 30, 2019	1,311,148	1,311	19,484,375	19,485	29,283,029	1,022,605	(16,658,597)	(564,673)	13,103,160
Issuance of common shares as convertible note issuance costs	-	-	90,833	91	48,884	-	-	-	48,975
Issuance of common shares for convertible notes	-	-	305,000	305	(305)				-
Issuance of common shares to employee			11,309	11	8,541				8,552
Fair value of beneficial conversion feature of convertible note	-	-	-	-	101,494	-	-	-	101,494
Financing expense of issuance of convertible note	-	-	-	-	677,700	-	-	-	677,700
Net income							311,217		311,217
Foreign currency translation adjustments	-	-	-	-	-	-	-	(663,937)	(663,937)
Balance, September 30, 2019	1,311,148	1,311	19,891,517	19,892	30,119,343	1,022,605	(16,347,380)	(1,228,610)	13,587,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from continuing operating activities:
Net loss	$(1,543,850)	$40,961
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,748	24,381
Bad debt expense	361,042	-
Provision for deferred cost of goods sold	2,420,964	-
Accrued interest	249,384	459,445
Stock compensation expense	1,551,666	1,832,592
Financing cost of convertible note	677,700	-
Gain on derivative liabilities	(82,070)	(244,496)
Changes in continuing operating assets and liabilities:
Accounts receivable	(252,738)	(7,102,323)
Prepaid expenses	824,750	44,787
Rent deposit and other receivables	(245,368)	(378,085)
Advance to suppliers	(7,505,177)	(1,286,661)
Due from related party – non-trade	(35,813)	5,590
Inventory	1,473,019	1,009,897
Deferred cost of goods sold	-	(5,174,438)
Accounts payable	719,406	(504,355)
Salary payable	394,651	473,289
Taxes payable	1,459,561	1,389,562
Advances from customers	(98,015)	6,863
Other payables and accruals	(97,726)	775,814
Deferred revenue	-	7,077,606
Net cash provided by (used in) operating activities	305,134	(1,549,571)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,904)	(4,774)
Net cash used in investing activities	(3,904)	(4,774)

Cash flows from financing activities:
Borrowings from related parties, net	(261,983)	235,219
Proceeds from sale of common stock	-	307,600
Proceeds from convertible notes	1,497,718	-
Net cash provided by financing activities	1,235,735	542,819

Effect of exchange rate change	476,513	(60,919)

Cash and cash equivalents:
Net increase	2,013,478	(1,072,445)
Balance at beginning of period	7,859	1,083,539
Balance at end of period	$2,021,337	$11,094

Non-cash financing activities:
Issuance of common stock for convertible notes issuance cost	$95,950	$-
Issuance of common stock for debt settlement	$222,000	-
Conversion of convertible note	$78,400	-
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

As of September 30, 2019, and December 31, 2018, the Company had an accumulated deficit of $16,347,380 and $14,803,530, respectively, and the Company incurred a net loss of $1,543,850 for the nine months ended September 30, 2019. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The unaudited condensed financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company sold Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $1,915,000 for the nine months ended September 30, 2019. As of September 30, 2019, the Company’s working capital was approximately $12.8 million and the Company had cash of approximately $2,021,000, with remaining current assets mainly composed of advance to suppliers, accounts receivable, prepaid expenses, and deferred cost of goods sold.

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

Management has considered its historical experience, the economic environment, trends in the Agricultural industry, the realization of the accounts receivables and advance to suppliers as of September 30, 2019. The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve-month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve-month period, the Company may have to consider supplementing its available sources of funds through the following sources:

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

Leases

Prior to December 31, 2018, leases are classified as either capital or operating leases. Leases that transfer substantially all the benefits and risks incidental to the ownership of assets are accounted for as capital leases as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases and the lease expense is included in the consolidated statements of operations on a straight-line basis over the term of the leases.

On January 1, 2019, the Company adopted ASU 2016-02, Leases (ASC Topic 842). This update supersedes the lease accounting guidance found under ASC 840, Leases (“ASC 840”) and requires the recognition of right-of-use (“ROU”) assets and lease obligations (“lease liabilities”) by lessees for those leases currently classified as operating leases under existing lease guidance. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Short term leases with a term of 12 months or less are not required to be recognized. The Company elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. There is no impact from the adoption of ASC 842 on January 1, 2019 as the Company did not have any existing material leases with a lease term in excess of twelve months on January 1, 2019.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating leases liabilities, and operating leases, non-current on our consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of obligations under capital leases, and obligations under capital leases, non-current on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Deferred Revenue and Deferred Cost of Goods Sold

Deferred revenue and deferred cost of goods sold result from transactions where the Company has shipped product for which all revenue recognition criteria under the five-step model have not yet been met. Though these contracts are not considered a contract under ASC 606, they are legally enforceable, and the Company has an unconditional and immediate right to payment after the Company has shipped products, therefore, the Company recognizes a receivable and a corresponding deferred revenue upon shipment. Deferred cost of goods sold includes direct inventory costs. Once all revenue recognition criteria under the five-step model have been met, the deferred revenues and associated cost of goods sold are recognized. The Company’s provision for deferred cost of goods sold is made based on historical collection experience on such related accounts receivable and realizability of deferred revenue. The Company made provision of $2,420,964 and nil for deferred cost of goods sold for the nine months ended September 30, 2019 and 2018, respectively.

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

Other comprehensive income for the three and nine months ended September 30, 2019 and 2018 represented foreign currency translation adjustments and were included in the unaudited condensed consolidated statements of operations and comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

	As of September 30, 2019	As of December 31, 2018
Balance sheet items, except for equity accounts	7.1217	6.8761

	Three months ended September 30,
	2019	2018
Items in the statements of comprehensive income	6.9861	6.8031

	Nine months ended September 30,
	2019	2018
Items in the statements of comprehensive income	6.8618	6.5137

The exchange rates used to translate amounts in HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of September 30, 2019	As of December 31, 2018
Balance sheet items, except for equity accounts	7.8394	7.8297

	Three months ended September 30,
	2019	2018
Items in the statements of comprehensive income	7.8282	7.8446

	Nine months ended September 30,
	2019	2018
Items in the statements of comprehensive income	7.8380	7.8398

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

4. Accounts Receivable, net

As of September 30, 2019 and December 31, 2018, we had $3.5 million and $6.8 million, respectively, of accounts receivable from the Company’s customers. The Company’s current payment terms on these customers are ranging typically from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. These customers are either agricultural cooperative company or distributors who then resell the Company’s products to individual farmers.

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

Accounts receivable consisted of the following:

	September 30, 2019	December 31, 2018
Accounts receivable	$3,500,098	$6,751,113
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$3,500,098	$6,751,113

5. Prepaid Expense

Prepaid expenses consisted of the following:

	Notes	September 30, 2019	December 31, 2018
Prepaid office rent		$19,345	$4,921
Prepaid government filing expense		9,000	7,000
Prepaid consulting expenses	(1)	1,377,954	2,230,553
Others		27,266	17,091
Total		$1,433,565	$2,259,565

(1) Prepaid consulting expenses represent issuance of common stock for prepaid services. As of September 30, 2019, the Company evaluated the performance of the consultants and concluded all the contracts were on schedule of delivery. The company amortized the consulting fee over the service periods per agreements based on the progress of services delivered. For the three months ended September 30, 2019 and 2018, the amortization of consulting expense was $420,402 and $547,509, respectively. For the nine months ended September 30, 2019 and 2018, the amortization of consulting expense was $1,525,448 and $1,815,969, respectively.

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

As of September 30, 2019 and December 31, 2018, advance to suppliers consisted of the following:

	September 30, 2019	December 31, 2018
Advance to suppliers	$22,581,884	$15,763,198
Less: provisions for advance to suppliers	(217,645)	-
Advance to suppliers, net	$22,364,239	$15,763,198

7. Inventory

Inventory consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$-	$1,358,384
Finished goods	111,164	253,331
Packing materials	30,238	31,318
Total	$141,402	$1,643,033

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	September 30, 2019	December 31, 2018
Property, Plant and Equipment
Office equipment	$17,027	$17,451
Furniture	30,209	27,312
Leasehold improvement	125,863	130,357
Construction in progress	24,432	25,305
Others	1,011	1,047
Property, plant and equipment - total	$198,542	$201,472
Less: accumulated depreciation	(128,769)	(108,291)
Property, plant and equipment - net	$69,773	$93,181

Depreciation expense was $23,160 and $3,930 for the three months ended September 30, 2019 and 2018, and $33,748 and $24,381 for the nine months ended September 30, 2019 and 2018, respectively.

9. Deposit for Long-Term Investment

On June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.1 million). As of September 30, 2019, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.7 million). Since the Company had received an approval from relevant authorities to obtain a land purchase discount from the Yangling Free Trade Zone to construct a new manufacturing facility for bio-fertilizers, the Company decided to abandon its plan to build a production base in Penglai and has initiated the process of refund of the deposits. The Company expected to collect all of the deposits within six months.

10. Salaries payable

	September 30, 2019	December 31, 2018
Ms. Yvonne Wang (“Ms. Wang”)	$322,000	$259,000
Hon Man Yun (“Mr. Yun”)	145,248	60,702
Other Employees	923,523	705,257
Total	$1,390,771	$1,024,959

Ms. Wang served as Chairman of the Board since November 2015 and served as CEO since August 2016. No salary was paid to Ms. Wang since December 2015. Mr. Yun was the Chief Financial Officer of the Company since April 2018. The Company expects to be in negotiations with Mr. Yun and Ms. Wang to settle these obligations.

11. Related Party Transactions

Due from related parties – non-trade

Amounts due from related parties consisted of the following as of September 30, 2019 and December 31, 2018:

Item	Nature	Notes	September 30, 2019	December 31, 2018

Mr. Xiaoqiang Yu	Non-trade	(1)	13,872	12,108
Total			$13,872	$12,108

(1) Mr. Xiaoqiang Yu

During the year ended December 31, 2018, Mr. Xiaoqiang Yu, the COO of the Company, obtained a cash advance from the Company for operational purpose. As of September 30, 2019, and December 31, 2018, the amount due from Mr. Xiaoqiang Yu was $13,872 and $12,108, respectively.

Due to related parties– non-trade

Amounts due to related parties consisted of the following as of September 30, 2019 and December 31, 2018:

Item	Nature	Notes	September 30, 2019	December 31, 2018

Ms. Wang	Non-trade	(1)	272,572	534,563
Ms. Feng Li (“Ms. Li”)	Non-trade	(2)	2,154	36,358
Total amount due to related parties			$274,726	$570,921

(1) Ms. Wang

Effective November 20, 2015, the Company appointed Ms. Wang as the Chairman of the Board and effective August 11, 2016, the Company’s Board of Directors has assigned Ms. Wang the additional titles of Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer. On April 15, 2018, Ms. Wang turned over the Acting Chief Financial Officer to her successor.

During the nine months ended September 30, 2019 and 2018, Ms. Wang paid various expenses on behalf of the Company. As of September 30, 2019 and December 31, 2018, the amount due to Ms. Wang was $272,572 and $534,563, respectively.

(2) Ms. Feng Li

Ms. Feng Li is a member of the Company’s board of directors and shareholder of the Company. Ms. Li held approximately 11% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock. Ms. Feng Li paid various expenses on behalf of the Company. As of September 30, 2019 and December 31, 2018, the amount due to Ms. Feng Li was $2,154 and $36,358, respectively.

12. Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2019	December 31, 2018
6% secured convertible notes – FirsTrust Group Inc. (1)	$132,762	$125,692
15% convertible notes- Mr. Geng Liu (2)	140,416	145,431
15% convertible notes- Mr. Junwei Zheng (3)	772,284	799,870
12% convertible notes- Labrys (4)	1,123,250	-
12% convertible notes- TFK (5)	150,000	-
12% convertible notes- EMA (6)	150,000
12% convertible notes- Firstfire (7)	100,000
Less: notes discount	(215,735)	(99,907)
Convertible notes payable - total	$2,352,977	$971,086

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

The Company also incurs a financial liquidated damages in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches any affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in Purchase Agreement, the Company has accrued the amounts of $18,060 and $16,760 for liquidated damages for the three months ended September 30, 2019 and 2018, respectively, and the Company has accrued the amounts of $60,180 and $52,006 for liquidated damages for the nine months ended September 30, 2019 and 2018, respectively. The Company also accrued $5,020 and $4,067 for interest at the rate of 15% per annum for the three months ended September 30, 2019 and 2018, respectively, and the Company accrued $14,920 and $12,654 for interest at the rate of 15% per annum for the nine months ended September 30, 2019 and 2018, respectively. The total 15% accrued interests were $169,891 and $177,372 at September 30, 2019 and December 31, 2018, respectively. The total accrued liquidated damages were $573,718 and $555,538 at September 30, 2019 and December 31, 2018, respectively.

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

(2) 15% convertible notes- Mr. Geng Liu

On January 17, 2017, the Company entered a Convertible Note Agreement with Mr. Geng Liu and received principal of RMB 1 million, approximately $140,000. The note bears interest at 15% per annum and matured on January 16, 2018. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal to the Company’s common shares with a conversion price of $0.90 per share. The maturity date of the note has been extended to June 30, 2020.

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

For the nine months ended September 30, 2019 and 2018, the Company recorded interest expense of $16,377 and $19,477 on the note, including the amortization of the debt discount resulting from the value of beneficial conversion feature, and the carrying value of the note as at September 30, 2019 was $140,416.

(3) 15% convertible notes- Mr. Junwei Zheng

On May 9, 2017, the Company entered a Convertible Note Agreement with Mr. Junwei Zheng with principal of RMB 30 million. The note bears interest at 15% per annum and will mature on May 8, 2019. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal and accrued interest to the Company’s common shares with a conversion price of $3.5 per share. On August 17, 2018, the Company does not expect that the remaining funds will ever be so advanced. As of September 30, 2019, the Company has received principal totaled RMB 5.5 million ($772,284 equivalent USD at September 30, 2019) out of the RMB 30 million Convertible Note Agreement. On May 7, 2019, the Company reached an agreement with Mr. Junwei Zheng that the maturity date will be extended to May 8, 2020.

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

The fair value of embedded conversion feature were calculated using the BlackScholesMerton model based on the following variables on September 30, 2019:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 204.07% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 1.82%, for the conversion options

●	Expected lives of 0.58 years

●	Market price at re-measurement date of $0.51

For the three months ended September 30, 2019 and 2018, the Company recorded interest expense of $53,616 and $102,374, respectively, and for the nine months ended September 30, 2019 and 2018, the Company recorded interest expense of $228,090 and $307,915, respectively, on the note, including the amortization of the debt discount resulting from the value of the embedded conversion feature, and the carrying value of the note was $715,249 and $699,963 as of September 30, 2019 and December 31, 2018, respectively.

(4) 12% convertible notes- Labrys

On February 27, 2019, the Company entered into a Convertible Note Agreement with Labrys Fund, LP (“Labrys”), for the principal amount of $1,365,000 (the “Note”). The Note carries an Original Issue Discount of $102,375, bears interest at the rate of 12% per annum and must be repaid on or before 180 calendar days after the funding date of the respective tranche. The amounts advanced under the Note may be converted by Labrys at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 70% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion. As of September 30, 2019, the Company has received principal totaled $1,213,250 out of the $1,365,000 Convertible Note Agreement.

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

On August 28, 2019, the Company released 420,000 shares of the Company’s common stock with a fair value of $336,000 to Labrys as a penalty due to the Company was not able to repay the Note upon the maturity date. On September 15, 2019, the Company released 390,000 shares of the Company’s common stock with a fair value of $210,600 to Labrys as a penalty due to the Company was not able to repay the Note upon the maturity date. The fair value of the released shares are determined using the closing price of the date of Note default. The Company recorded $546,600 as financing expense during the three and nine months ended September 30, 2019.

On September 25, 2019, the Company repaid $90,000 to Labrys. On October 12, 2019, the Company repaid $202,631 to Labrys.

On October 17, 2019, the Company issued total 855,000 common shares to Labrys for the conversion of $62,044 interest of the convertible note. On October 31, 2019, the Company issued total 544,000 common shares to Labrys for the conversion of $19,256 interest of the convertible note. On November 7, 2019, the Company issued total 1,128,264 common shares to Labrys for the conversion of $5,873 and 12,828 interest of the convertible note.

For the three and nine months ended September 30, 2019, the Company recorded interest expense of $520,946 and $1,285,149 on the note, including the amortization of the debt discount of $480,997 and $1,202,500 resulting from the value of beneficial conversion feature, and the carrying value of the note as at September 30, 2019 was $1,123,250.

(5) 12% convertible notes- TFK

On March 21, 2019, the Company entered into a Convertible Note Agreement with TFK Investments Inc. (“TFK”), for the principal amount of $300,000 (the “Note”). The Note carries an Original Issue Discount of $28,500, bears interest at the rate of 12% per annum and must be repaid on or before 180 calendar days after the funding date of the respective tranche. The amounts advanced under the Note may be converted by TFK at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 70% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion. As of September 30, 2019, the Company has received principal totaled $150,000 out of the $300,000 Convertible Note Agreement.

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

On September 22, 2019, the Company released 230,000 shares of the Company’s common stock with a fair value of $131,100 to TFK as a penalty due to the Company was not able to repay the Note upon the maturity date. The fair value of the released shares are determined using the closing price of the date of Note default. The Company recorded $131,100 as financing expense during the three and nine months ended September 30, 2019.

On October 17, 2019, the Company issued total 300,000 common shares to TFK for the conversion of $19,775 interest of the convertible note. On October 25, 2019, the Company issued total 600,000 common shares to TFK for the conversion of $19,940 interest of the convertible note.

For the three and nine months ended September 30, 2019, the Company recorded interest expense of $73,901 and $159,469 on the note, including the amortization of the debt discount of $69,167 and $150,000 resulting from the value of beneficial conversion feature, and the carrying value of the note as at September 30, 2019 was $150,000.

(6) 12% convertible notes- EMA

On September 12, 2019, the Company entered into a Convertible Note Agreement with EMA Financial LLC. (“EMA”), for the principal amount of $150,000 (the “Note”). The Note carries an Original Issue Discount of $9,000, bears interest at the rate of 12% per annum and must be repaid on or before June 5, 2020. The amounts advanced under the Note may be converted by EMA at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 70% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion. As of September 30, 2019, the Company has received in full the principal amount of the Convertible Note Agreement.

In addition, the Company issued 7,500 shares of the Company’s common stock with a fair value of $3,975, determined using the closing price of the agreement date of $0.53 per shares in connection with these issuances along with the original issue discount of $9,000 were recognized as discounts from the principal amount to be amortized over 264 days.

Furthermore, the notes are convertible into shares of the common stock, at conversion price equal to 70% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion, which is lower than the price of the Company’s common stock on the date of issue. Therefore, the conversion feature embedded in the convertible note meet the definition of beneficial conversion feature (“BCF”). The Company evaluated the intrinsic value of the BCF as $56,494 at the issue date. The relative fair values of the BCF were recorded into additional paid in capital.

For the three months ended September 30, 2019, the Company recorded interest expense of $4,638 on the note, including the amortization of the debt discount of $3,947 resulting from the value of beneficial conversion feature, and the carrying value of the note as at September 30, 2019 was $84,478.

(7) 12% convertible notes- Firstfire

On September 19, 2019, the Company entered into a Convertible Note Agreement with Firstfire Global Opportunities Fund LLC. (“Firstfire”), for the principal amount of $100,000 (the “Note”). The Note carries an Original Issue Discount of 5,000, bears interest at the rate of 12% per annum and must be repaid on or before 12 months after the funding date of the respective tranche. The amounts advanced under the Note may be converted by Firstfire at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 60% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion. As of September 30, 2019, the Company has received in full the principal amount of the Convertible Note Agreement.

In addition, the Company issued 83,333 shares of the Company’s common stock with a fair value of $45,000, determined using the closing price of the agreement date of $0.54 per shares in connection with these issuances along with the original issue discount of $5,000 were recognized as discounts from the principal amount to be amortized over 365 days.

Furthermore, the notes are convertible into shares of the common stock, at conversion price equal to 60% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion, which is lower than the price of the Company’s common stock on the date of issue. Therefore, the conversion feature embedded in the convertible note meet the definition of beneficial conversion feature (“BCF”). The Company evaluated the intrinsic value of the BCF as $45,000 at the issue date. The relative fair values of the BCF were recorded into additional paid in capital.

For the three months ended September 30, 2019, the Company recorded interest expense of $2,019 on the note, including the amortization of the debt discount of $1,822 resulting from the value of beneficial conversion feature, and the carrying value of the note as at September 30, 2019 was $6,822.

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

As of September 30, 2019 and December 31, 2018, $138,000 and $360,000 of Promissory Note to FirsTrust is still outstanding. The Company accrued $8,625 and $22,500 interest expense on note payable for the three months ended September 30, 2019 and 2018, respectively. The Company accrued $39,750 and $67,500 interest expense on note payable for the nine months ended September 30, 2019 and 2018, respectively.

14. Other Payables and accruals

Other payable consisted of the following:

	Notes	September 30, 2019	December 31, 2018
Stock subscription proceeds received in advance	(1)	$1,676,406	$1,692,454
Accrued expenses		213,605	219,033
R&D expense payable		431,009	431,009
Others		481,864	597,592
		$2,802,884	$2,940,088

(1). The Company received RMB 3.2 million ($449,331 equivalent as at September 30, 2019) in 2016 from two unrelated potential investors, and additionally received RMB 8 million ($1,227,075 equivalent as at September 30, 2019) in 2017 from one unrelated potential investor pending for stock issuances. The Company is in the process of negotiating the issuance price per shares of these stock subscriptions with the investors.

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

Common stock

During the nine months ended September 30, 2019, the Company entered into three consulting agreements and issued 784,999 shares of common stocks to consultants for IR and business development services based on market price of the shares at the transaction dates. The valuation of the shares is amounted to an average issuance price of $0.86 per share.

During the nine months ended September 30, 2019, the Company issued 31,966 common shares to one officer for salary payment based on the average stock price of his service period which valued at $26,218.

During the nine months ended September 30, 2019, the Company issued 1,345,000 common shares as a contingent shares to be released to the holders of the Convertible Notes if the Company is not able to repay the Convertible Notes at maturity date. As of September 30, 2019, 1,040,000 common shares are released to the holders of the Convertible Notes as discussed in Note 12(4) & 12(5).

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

As disclosed in Note 12(4), on October 17, 2019, the Company issued total 855,000 common shares at $0.07 per share price to Labrys Fund LP for the conversion of convertible note.

As disclosed in Note 12(5), on October 17, 2019, the Company issued total 300,000 common shares at $0.07 per share price to TFK for the conversion of convertible note.

As disclosed in Note 12(5), on October 25, 2019, the Company issued total 600,000 common shares at $0.03 per share price to TFK for the conversion of convertible note.

As disclosed in Note 12(4), on October 31, 2019, the Company issued total 544,000 common shares at $0.04 per share price to Labrys Fund LP for the conversion of convertible note.

As disclosed in Note 12(4), on November 7, 2019, the Company issued total 1,128,264 common shares at $0.02 per share price to Labrys Fund LP for the conversion of convertible note.

Additional paid-in-capital

As disclosed in Note 12, in February, March, and September 2019, the Company issued in the principal amount of $1,613,250 convertible notes with BCF embedded. The Company evaluated the intrinsic value of the BCF as $1,301,775, at the issue date and recorded the amount into additional paid in capital. All other amounts recorded in additional paid in capital are derived from issuance of preferred shares or common shares as disclosed in the above.

16. Stock-based Compensation

On March 15, 2017, the Board of Directors approved a new stock option plan with ten years’ term. As of September 30, 2019, the Company has not granted any incentive compensation under this plan.

17. Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities recorded at fair value on recurring basis that were accounted for at fair value as of:

September 30, 2019

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$19,695	$19,695
Total	—	—	$19,695	$19,695

December 31, 2018

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$6,621	$6,621
Total	—	—	$6,621	$6,621

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2019 and for the year ended December 31, 2018:

	Nine months ended September 30, 2019	Year ended December 31, 2018

Beginning balance	$6,621	$247,933
Fair value of derivative liabilities at inception	95,144	-
Change in fair value of derivative liabilities	(82,070)	(241,312)
Ending balance	$19,695	$6,621

18. Earnings per share

The following table set forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Numerator:
Net Gain or loss	$311,217	$623,361	$(1,543,850)	$40,961
Change in Net Income	4,908	21,048	-	-
Net Gain or Loss (Diluted)	316,125	644,409	(1,543,850)	40,961

Denominator:
Denominator for basic earnings per share (weighted-average shares)	19,544,849	16,757,163	18,701,575	16,388,438
Diluted effect of stocks	3,594,068	1,557,550	-	-
Denominator for diluted earnings per share (adjusted weighted-average shares)	23,138,917	18,314,713	18,701,575	16,388,438
Basic earnings per share	0.02	0.04	(0.08)	0.00
Diluted earnings per share	0.01	0.04	(0.08)	0.00

19. Income Tax

In accordance with the current tax laws in the U.S., the Company is subject to a corporate tax rate of 21% on its taxable income. No provision for taxes is made for U.S. income tax for the three and nine months ended September 30, 2019 and 2018 as it has no taxable income in the U.S.

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

The Company has determined that this one-time Toll Charge has no effect on the Company’s income tax expenses for the three months ended September 30, 2018 as the Company has no undistributed foreign earnings at either of the two testing dates of November 2, 2017 and December 31, 2017.

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

In accordance with the current tax laws in China, Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian, Kiwa Hebei, Kiwa Yangling, and Kiwa Institute are subject to a corporate income tax rate of 25% on its taxable income. Kiwa Shenzhen, Kiwa Baiao, Kiwa Hebei, and Kiwa Institute have not provided for any corporate income taxes since each had no taxable income for the year ended September 30, 2019. For the three and nine months ended September 30, 2019, Kiwa Yangling recorded income tax provision for approximately $247,615 and $1,472,638 respectively, and Kiwa Xian recorded income tax provision for approximately $4,242 and $14,129, respectively.

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes in the BVI.

A reconciliation of the provision for income taxes from continuing operation determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Pre-tax income (loss) from continuing operation	$563,074	$1,137,761	$(57,083)	$1,452,570

U.S. federal corporate income tax rate	21%	21%	21%	21%
Income tax expense (benefit) computed at U.S. federal corporation income tax rate	118,246	238,930	(11,987)	305,040
Reconciling items:
Rate differential for PRC earnings	39,459	75,311	122,724	155,581
Change of valuation allowance	82,558	193,880	1,339,537	934,250
Effect of tax exempted income in BVI	11,594	6,279	36,493	16,738
Deferred tax used to offset tax liability	-	-	-	-
Effective tax expenses	$251,857	$514,400	$1,486,767	$1,411,609

The Company had deferred tax assets from continuing operation as follows:

	September 30, 2019	December 31, 2018

Net operating losses carried forward by parent Company in the US	$2,296,033	$1,676,335
Net operating losses carried forward by China Subsidiaries	1,540,928	821,089
Provision for Deferred COGS	583,153
Allowance for Bad Debt	86,966
Less: Valuation allowance	(4,507,080)	(2,497,424)

Net deferred tax assets	$-	$-

As of September 30, 2019 and December 31, 2018, the Company had approximately $17.1 million and $11.3 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the parent Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss of Kiwa Baiao, Kiwa Shenzhen, Kiwa Xian, Kiwa Hebei, and Kiwa Institute could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of September 30, 2019 and December 31, 2018, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended September 30, 2019 and 2018, and no provision for interest and penalties is deemed necessary as of September 30, 2019 and December 31, 2018.

Note 20 – Leases

In January 2019, the Company entered a new office lease agreement with a 3-year lease term starting in April 2019 and terminating in April 2022. Upon adoption of ASU 2016-02, the Company recognized lease labilities of approximately $61,842, with corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.75%, which is determined using the company’s incremental borrowing rate in the RPC. The remaining lease term of the lease is 2.50 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended September 30, 2019 and 2018, lease expenses amounted to $6,302 and $101,596, respectively. For the nine months ended September 30, 2019 and 2018, lease expenses amounted to $22,707 and $309,724, respectively.

The three-year maturity of the Company’s lease obligations is presented below:

Twelve months ended September 30,	Operating lease amount
2020	$22,747
2021	22,747
2022	11,374
Total lease payments	56,868
Less: interest	(3,346)
Present value of lease liabilities	$53,522

21. Commitments and Contingencies

As disclosed in Note 9, on June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.1 million). As of September 30, 2019, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.7 million) and is committed to pay the remaining RMB10,000,000 based on the payment milestone in the equity purchase agreement. However, since the Company had decided to abandon the acquisition plan and initiated the process of refund of the deposits, the Company expected no more payment will be made for the agreement.

22. Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. As of September 30, 2019, and December 31, 2018, $ 2,021,337, and $7,859 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the three months ended September 30, 2019, three customers accounted for 44%, 33%, and 24% for the Company’s total sales. For the nine months ended September 30, 2019, three customers accounted for 47%, 29%, and 23% for the Company’s total sales.

For the three months ended September 30, 2018, one customer accounted for 99% for the Company’s total sales. For the nine months ended September 30, 2018, four customers accounted for 36%, 32%, 20% and 10% for the Company’s total sales.

As of September 30, 2019, three customers accounted for 39%, 28% and 25% of the Company’s accounts receivable. As of December 31, 2018, three customers accounted for 42%, 30%, and 27% of the Company’s accounts receivable.

For the three months ended September 30, 2019, one supplier accounted for 94% of the Company’s total purchases. For the nine months ended September 30, 2019, one supplier accounted for 94% of the Company’s total purchases.

For the three months ended September 30, 2018, one supplier accounted for 94% of the Company’s total purchases. For the nine months ended September 30, 2018, three suppliers accounted for 53%, 24% and 17% of the Company’s total purchases.

As of September 30, 2019, one accounted for 88% of the Company’s accounts payable. As of December 31, 2018, one supplier accounted for 84% of the Company’s accounts payable.

23. Subsequent Events

On October 7, 2019, the Company executed a Securities Purchase Agreement (the “SPA”) between Geneva Roth Remark Holdings, Inc. (“GRR”) and the Company, Pursuant to which GRR purchased from the Company a Convertible Promissory Note in the principal amount of $153,000 (the “Note”) dated October 7, 2019. The Note bears interest at the rate of 12% per annum and must be repaid on or before April 7, 2021 after the funding date of the respective tranche (each a “Maturity Date”) the Note may be prepaid at any time before Maturity Date without any prepayment penalties. The Note bears interest at the rate of 12% per annum and must be repaid on or before April 7, 2021 after the funding date of the respective tranche (each a “Maturity Date”) the Note may be prepaid at any time before Maturity Date without any prepayment penalties.

On October 7, 2019, the Company executed a Securities Purchase Agreement (the “SPA”) between Geneva Morningview Financial, LLC. (“Morningview”) and the Company, Pursuant to which Morningview purchased from the Company a Senior Convertible Promissory Note in the principal amount of $135,000 (the “Note”) dated October 7, 2019. The Note bears interest at the rate of 12% per annum and must be repaid on or before October 6, 2020 after the funding date of the respective tranche (each a “Maturity Date”) the Note may be prepaid at any time before Maturity Date without any prepayment penalties.

On October 9, the Company issued a total of 220,000 common shares to two unrelated individuals for stock purchase for an aggregate sum of $176,000.

On October 12, 2019, the Company repaid $202,631 to Labrys Fund LP.

During October and November, 2019, the Company issued total 2,527,264 common shares to Labrys for the conversion of convertible note. According to the convertible note agreement, the conversion price is based on a 40% discount to the lowest bid price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period per the convertible note’s agreement.

During October 2019, the Company issued total 900,000 common shares to TFK for the conversion of convertible note. According to the convertible note agreement, the conversion price is based on a 40% discount to the lowest bid price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period per the convertible notes agreement.

On October 22, 2019, the Board of Directors of the Company amend the Company’s Articles of Incorporation to increase the number of authorized Company Common Shares from 100,000,000 to 300,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

●	Experienced Management. Management’s technical knowledge and business relationships give us the ability to secure more sales orders with our customers. If there were to be any significant turnover in our senior management, it could deplete the institutional knowledge held by our existing senior management team.

●	Large Scale Customer Relationship. We have contracts with major customers that are distributors of our products. Our sales efforts focus on these distributors which place large recurring orders. For the three months ended September 30, 2019, three customers accounted for 44%, 33%, and 24% for the Company’s total sales. Should we lose any large-scale customer in the future and are unable to obtain additional customers, our revenues will suffer.

●	Competition. Our competition includes a number of publicly traded companies in the PRC and privately-held PRC-based companies that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Some of our competitors have achieved greater market penetration but with less sophisticated technological innovation than our products as there were in the transition period from being the chemical bio-fertilizer producers to the organically bio-fertilizer producers. We believe that we have a better competitive advantage over them as we are the pioneer within our markets. Some of our competitors competed within our markets have lesser financial and other resources than us as they have established their companies a few years behind us. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

Results of Operations

Results of Operations for three months ended September 30, 2019 and September 30, 2018

The following table summarizes the results of our operations during the three months periods ended September 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Three months Ended September 30,		Change	Change
Statement of Operations Data:	2019	2018	(Amount)	(Percentage)

Revenues	$10,986,295	$7,725,583	$3,260,712	42%
Cost of goods sold	(8,408,963)	(5,452,125)	(2,956,838)	54%
Gross profit	2,577,332	2,273,458	303,874	13%
Operating expenses
Research and development expenses	-	36,748	(36,748)	(100)%
Selling expenses	37,916	64,094	(26,178)	(41)%
General and administrative expenses	686,660	961,509	(274,849)	(29)%
Total operating expenses	724,576	1,062,351	(337,775)	(32)%
Operating income	1,852,756	1,211,107	641,649	53%
Other income/(expenses), net
Change in fair value of derivative liabilities	48,896	42,125	6,771	16%
Interest expense	(1,372,300)	(151,518)	(1,220,782)	(806)%
Other income/ (expense)	(1,003)	21	(1,024)	(4,876)%
Exchange gain	34,725	36,026	(1,301)	(4)%
Total other expense, net	(1,289,682)	(73,346)	(1,216,336)	1,658%
Income (loss) before income taxes	563,074	1,137,761	(574,687)	(51)%

(Provision) benefit for income taxes
Current	(251,857)	(514,400)	262,543	(51)%
Deferred	-	-	-	-%
Total (provision) benefit for income taxes	(251,857)	(514,400)	262,543	(51)%

Net income (loss)	$311,217	$623,361	$(312,144)	(50)%

Revenue

Revenue increased by approximately $3.3 million or 42%, to approximately $11.0 million in the three months ended September 30, 2019 from $7.7 million in the three months ended September 30, 2018. More sales are achieved for all of our four product lines in quantities are due to the good quality of our products and more reputation gained in different regions of the PRC, such as Hainan Province, Guangdong Province and Shaanxi Province upon establishment of our sales office in different regions.

We currently realized revenue in three major product categories of Biological Organic Fertilizer, Compound Microbial Fertilizer, and Bio-Water Soluble Fertilizer. Our revenues from our major product category are summarized as follows:

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	Change	Change (%)

Biological Organic Fertilizer
Revenue in USD	$3,754,709	$3,812,127	$(57,418)	(2)%
Quantity sold in tons	22,020	21,529	491	2%
Average selling price	$170.51	$177.07	$(6.56)	(4)%

Compound Microbial Fertilizer
Revenue in USD	$5,330,570	$2,048,318	$3,282,252	160%
Quantity sold in tons	17,000	6,530	10,470	160%
Average selling price	$313.56	$313.68	$(0.12)	(0)%

Bio-Water Soluble Fertilizer
Revenue in USD	$1,901,016	$1,851,723	$49,293	3%
Quantity sold in tons	3,000	2,659	341	13%
Average selling price	$633.67	$696.40	$(62.73)	(9)%

Microbial Agents
Revenue in USD	$-	$13,415	$(13,415)	(100)%
Quantity sold in tons	-	18	(18)	(100)%
Average selling price	$-	$745.28	$(745.26)	(100)%

Total
Revenue in USD	$10,986,295	$7,725,583	$3,260,712	42%
Quantity sold in tons	42,020	30,736	11,284	37%
Average selling price	$261.45	$251.35	$10.10	4%

Average selling prices of Biological Organic Fertilizers, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer decreased by $6.56 or 4%, $0.12 or 0% and $62.73 or 9%, respectively in the three months ended September 30, 2019 as compared with the same period of 2018. The decrease of the average selling price is mainly due to more sales achieved thus the Company gave customers price discount at its discretion. The decrease also caused by the fluctuation of the exchange rate as Chinese Yuan depreciated against U.S. dollars by approximately 2.7% during the three months ended September 30, 2019.

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

Cost of Revenue

Our cost of revenues from our major product category are summarized as follows:

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	Change	Change (%)

Biological Organic Fertilizer
Cost of revenue in USD	$2,572,208	$2,578,292	$(6,084)	(0)%
Quantity sold and shipped in tons	22,020	21,529	491	2%
Average unit cost	$116.81	$119.76	$(2.95)	(2)%

Compound Microbial Fertilizer
Cost of revenue in USD	$4,506,780	$1,607,258	$2,899,522	180%
Quantity sold and shipped in tons	17,000	6,530	10,470	160%
Average unit cost	$265.10	$246.13	$18.97	8%

Bio-Water Soluble Fertilizer
Cost of revenue in USD	$1,329,975	$1,254,140	$75,835	6%
Quantity sold in tons	3000	2,659	341	13%
Average unit cost	$443.33	$471.66	$(28.33)	(6)%

Microbial Agents
Cost of revenue in USD	$-	$12,435	$(12,435)	(100)%
Quantity sold in tons	-	18	(18)	(100)%
Average unit cost	$-	$690.83	$(690.83)	(100)%

Total
Cost of revenue in USD	$8,408,963	$5,452,125	$2,956,838	54%
Quantity sold in tons	42,020	30,736	11,284	37%
Average unit cost	$200.12	$177.39	$22.73	13%

Cost of revenue from Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer increased by approximately $2.9 million and approximately $76,000 or 180% and 6% to approximately $4.5 million and $1.3 million in the three months ended September 30, 2019 from approximately $1.6 million and $1.2 million in the three months ended September 30, 2018. The increase is mainly due to more sales are achieved due to the good quality of our products and more reputation gained in the agricultural industry and therefore we can be able to attract more customers.

Average unit cost of Biological Organic Fertilizers decreased by $2.95 or 2% which is caused by the fluctuation of the exchange rate as Chinese Yuan depreciated against U.S. dollars by approximately 2.7% during the three months ended September 30, 2019. Average unit cost of Compound Microbial Fertilizer increased by $18.97 or 8% which is mainly due to the ingredient mix of raw material price increase of approximately 10.7% which offset by RMB depreciated against USD of approximately 2.7% in the three months ended September 30, 2019 as compared with the same period of 2018. The Chinese government has implemented strict environmental protection policies, resulting in a variety of raw material prices increased, therefore, the average unit cost goes higher. Average unit cost of Bio-Water Soluble Fertilizer decreased by $28.33 or 6% which is mainly due to the RMB appreciation against USD of approximately 2.7% along with a 3.3% decrease in the manufacturing overhead cost due to more sales quantities during the three months ended September 30, 2019 as compared with the same period in 2018.

Gross Profit

Our gross profit from our major product category are summarized as follows:

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$1,182,501	$1,233,835	$(51,334)	(4)%
Gross Profit Percentage	31.5%	32.4%	(0.9)%	(3)%

Compound Microbial Fertilizer
Gross Profit	$823,790	$441,060	$382,730	87%
Gross Profit Percentage	15.5%	21.5%	(6.0)%	(28)%

Bio-Water Soluble Fertilizer
Gross Profit	$571,041	$597,583	$(26,542)	(4)%
Gross Profit Percentage	30.0%	32.3%	(2.3)%	(7)%

Microbial Inoculum Fertilizer
Gross Profit	$-	$980	$(980)	(100)%
Gross Profit Percentage	-%	7.3%	(7.3)%	(100)%

Total
Gross Profit	$2,577,332	$2,273,458	$303,874	13%
Gross Profit Percentage	23.5%	29.4%	(5.9)%	(20)%

Gross profit percentage for Biological Organic Fertilizer decreased from 32.4% for the three months ended September 30, 2018 to 31.5% for the three months ended September 30, 2019 mainly due to the decrease in average selling price is more than the decrease in average unit cost as discussed above.

Gross profit percentage for Compound Microbial decreased from 21.5% for the three months ended September 30, 2018 to 15.5% for the three months ended September 30, 2019 mainly due to the increase in average unit cost while the average selling price remain almost the same as discussed above.

Gross profit percentage for Bio-Water Soluble Fertilizer decrease from 32.3% for the three months ended September 30, 2018 to 30.0% for the three months ended September 30, 2019 mainly due to the decrease in average selling price is more than the decrease in average unit cost as discussed above.

We did not produce and sold Microbial Inoculum Fertilizer for the three months ended September 30, 2019.

Research and Development Expenses

Research and development expenses was $0 for the three months ended September 30, 2019, decreased by approximately $37,000 or 100% from approximately $37,000 (RMB 250,000) for the three months ended September 30, 2018. On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $148,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and has expired on November 19, 2018. We did not have such expenses during the three months ended September 30, 2019.

Selling Expenses

Selling expenses include salaries of sales personnel, sales commission, travel and entertainment as well as freight out expenses. Selling expenses for the three months ended September 30, 2019 and 2018 were approximately $38,000 and $64,000, respectively. The decrease in selling expenses is mainly due to a decrease of approximately $27,000 of sales personnel salary, a decrease of office, insurance, travel, entertainment expenses and other selling expenses of approximately $10,000, offset by an increase of approximately $11,000 freighting expenses as our sales increased and we paid more on shipping our products.

General and Administration Expenses

G&A expenses include professional fees, officers’ compensation, depreciation and amortization, insurance, salaries, employee benefits, travel, auto expense, meal and entertainment, rent, office expense and telephone expense and other miscellaneous G&A expenses. G&A expenses decreased by approximately $275,000 or 29% from approximately $1.0 million in the three months ended September 30, 2018 to approximately $0.7 million in the same period in 2019. The decrease in G&A expenses is mainly due to a decrease in rent and utilities expense for approximately $142,000, a decrease of approximately $62,000 in consulting and professional expenses, a decrease of approximately $28,000 in employee salaries and benefits, and a decrease of approximately $15,000 for office and other miscellaneous expenses.

Interest Expense

Net interest expense was $1,372,300 and $151,518 for the three months ended September 30, 2019 and 2018, respectively, representing an increase of $1,220,782 or 806%. Interest expense included accrued interest on convertible note and other notes payable, and the amortization of the convertible note discount for the three months ended September 30, 2019 and 2018. The increase in interest expenses is mainly attributed to the 12% convertible note issued in the February 2019, March 2019 and September 2019 where we did not have it in the three months ended September 30, 2018.

Net Income

Net income for the three months ended September 30, 2019 decreased by approximately 50% from $623,361 to $311,217. Such change was the result of the combination of the changes as discussed above.

Results of Operations for Nine months ended September 30, 2019 and September 30, 2018

The following table summarizes the results of our operations during the nine months periods ended September 30, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Nine months Ended September 30,		Change	Change
Statement of Operations Data:	2019	2018	(Amount)	(Percentage)

Revenues	$31,454,271	$21,811,804	$9,642,467	44%
Cost of goods sold	(23,528,278)	(15,632,191)	(7,896,087)	51%
Gross profit	7,925,993	6,179,613	1,746,380	28%
Operating expenses
Provision for deferred cost of goods sold	2,420,964	-	2,420,964	100%
Research and development expenses	-	115,291	(115,291)	(100)%
Selling expenses	139,223	409,661	(270,438)	(66)%
General and administrative expenses	3,077,226	4,040,537	(963,311)	(24)%
Total operating expenses	5,637,413	4,565,489	1,071,924	23%
Operating Income	2,288,580	1,614,124	674,456	(42)%
Other income/(expenses), net
Change in fair value of derivative liabilities	82,070	244,496	(162,426)	(66)%
Interest expense	(2,511,813)	(459,445)	(2,052,368)	447%
Other income/ (expenses)	50,765	(884)	51,649	5,843%
Exchange gain	33,315	54,279	(20,964)	(39)%
Total other expenses, net	(2,345,663)	(161,554)	(2,184,109)	1,352%
Income (loss) before income taxes	(57,083)	1,452,570	(1,509,653)	(104)%

(Provision) benefit for income taxes
Current	(1,486,767)	(1,411,609)	(75,158)	5%
Deferred	-	-	-	-%
Total provision for income taxes	(1,486,767)	(1,411,609)	(75,158)	5%

Net Income/ (Loss)	$(1,543,850)	$40,961	$(1,584,811)	(3,869)%

Revenue

Revenue increased by approximately $9.6 million or 44%, to approximately $31.5 million in nine months ended September 30, 2019 from $21.8 million in the nine months ended September 30, 2018. The increase is mainly due to a $8.1 million increase in sales of compound microbial fertilizer and bio-water soluble fertilizer revenues due to more sales are achieved due to the good quality of our products and more reputation gained in different regions of the PRC, such as Hainan Province, Guangdong Province and Shanxi Province upon establishment of our sales office in different regions and a $1.5 million increase in revenues of bio-water soluble fertilizer due to an increase in sale volume as this type of new product became more popular in the market.

We currently realized revenue in three major product categories of Biological Organic Fertilizer, Compound Microbial Fertilizer, and Bio-Water Soluble Fertilizer. Our revenues from our major product category are summarized as follows:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018	Change	Change (%)

Biological Organic Fertilizer
Revenue in USD	$12,172,807	$10,938,259	$1,234,548	11%
Quantity sold in tons	69,540	59,231	10,309	17%
Average selling price	$175.05	$184.67	$(9.62)	(5)%

Compound Microbial Fertilizer
Revenue in USD	$15,891,431	$8,978,185	$6,913,246	77%
Quantity sold in tons	49,437	26,579	22,858	86%
Average selling price	$321.45	$337.79	$(16.34)	(5)%

Bio-Water Soluble Fertilizer
Revenue in USD	$3,390,033	$1,881,945	$1,508,088	80%
Quantity sold in tons	5,159	2,731	2,428	89%
Average selling price	$657.11	$689.10	$(31.99)	(5)%

Microbial Inoculum Fertilizer
Sold and shipped in USD	$-	$13,415	$(13,415)	(100)%
Quantity sold in tons	-	18	(18)	(100)%
Average selling price	$-	$745.28	$(745.28)	(100)%

Total
Revenue in USD	$31,454,271	$21,811,804	$9,642,467	44%
Quantity sold in tons	124,136	88,559	35,577	40%
Average selling price	$253.39	$246.30	$7.09	3%

Average selling prices of Biological Organic Fertilizers, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer decreased by $9.62 or 5%, $16.34 or 5% and $31.99 or 5%, respectively in the nine months ended September 30, 2019 as compared with same period of 2018. This decrease is mainly due to more sales achieved with customers who contracted at a lower average selling price than those who contracted at a higher average selling price for the nine months ended September 30, 2019 compares to the same period for the nine months ended September 30, 2018, along with the fluctuation of exchange rate as Chinese Yuan depreciated against U.S. dollars by approximately 5.3% during the nine months ended September 30, 2019 as compared to the same period in 2018.

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

Cost of Revenue

Our cost of revenues from our major product category are summarized as follows:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018	Change	Change (%)

Biological Organic Fertilizer
Cost of revenue in USD	$8,566,231	$7,412,374	$1,153,857	16%
Quantity sold and shipped in tons	69,540	59,231	10,309	17%
Average unit cost	$123.18	$125.14	$(1.96)	(2)%

Compound Microbial Fertilizer
Cost of revenue in USD	$12,662,909	$6,933,138	$5,729,771	83%
Quantity sold and shipped in tons	49,437	26,579	22,858	86%
Average unit cost	$256.14	$260.85	$(4.71)	(2)%

Bio-Water Soluble Fertilizer
Cost of revenue in USD	$2,299,138	$1,274,244	$1,024,894	80%
Quantity sold in tons	5,159	2,731	2,428	89%
Average unit cost	$445.66	$466.59	$(20.93)	(4)%

Microbial Inoculum Fertilizer
Sold and shipped in USD	$-	$12,435	$(12,435)	(100)%
Quantity sold in tons	-	18	(18)	(100)%
Average unit cost	$-	$690.83	$(690.83)	(100)%

Total
Cost of revenue in USD	$23,528,278	$15,632,191	$7,896,087	51%
Quantity sold in tons	124,136	88,559	35,577	40%
Average unit cost	189.54	176.52	13.02	7%

Cost of revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer increased by approximately $1.2 million, $5.7 million and $1.0 million or 16%, 83% and 80% to approximately $8.6 million, $12.7 million and $2.3 million in the nine months ended September 30, 2019 from approximately $7.4 million, $6.9 million and $1.3 million in the nine months ended September 30, 2018. The increase is mainly due to the total quantity of products sold increased due to the good quality of our products and more reputation gained in the agricultural industry, which offset by the fluctuation of exchange rate as Chinese Yuan depreciated against U.S. dollars by approximately 5.3% during the nine months ended September 30, 2019 as compared to the same period in 2018. We did not sell any Microbial Inoculum Fertilizer during the nine months ended September 30, 2019.

Average unit cost of Biological Organic Fertilizers decreased by $1.96 or 2% which is mainly due to the RMB appreciation against USD of approximately 5.3% along with a 1.3% decrease in the manufacturing overhead cost due to more sales quantities manufactured during the nine months ended September 30, 2019 as compared with the same period in 2018.

Average unit cost of Compound Microbial Fertilizer decreased by $4.71 or 2% which is mainly due to the RMB appreciation against USD of approximately 5.3% along with a 3.3% decrease in the manufacturing overhead cost due to more sales quantities manufactured during the nine months ended September 30, 2019 as compared with the same period in 2018.

Average unit cost of Bio-Water Soluble Fertilizer decreased by $20.93 or 4% which is mainly due to the RMB appreciation against USD of approximately 5.3% along with a 1.3% decrease in the manufacturing overhead cost due to more sales quantities manufactured during the nine months ended September 30, 2019 as compared with the same period in 2018.

Gross Profit

Our gross profit from our major product category are summarized as follows:

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$3,606,576	$3,525,885	$80,691	2%
Gross Profit Percentage	29.6%	32.2%	(2.6)%	(8)%

Compound Microbial Fertilizer
Gross Profit	$3,228,522	$2,045,047	$1,183,475	58%
Gross Profit Percentage	20.3%	22.8%	(2.5)%	(11)%

Bio-Water Soluble Fertilizer
Gross Profit	$1,090,895	$607,701	$483,194	80%
Gross Profit Percentage	32.2%	32.3%	(0.1)%	(0)%

Microbial Inoculum Fertilizer
Gross Profit	$-	$980	$(980)	(100)%
Gross Profit Percentage	-%	7.3%	(7.3)%	(100)%

Total
Gross Profit	$7,925,993	$6,179,613	$1,746,380	28%
Gross Profit Percentage	25.2%	28.3%	(3.1)%	(11)%

Gross profit percentage for Biological Organic Fertilizer decreased from 32.2% for the nine months ended September 30, 2018 to 29.6% for the nine months ended September 30, 2019 mainly due to the decrease in average selling price more than decrease in average cost per unit as discussed above.

Gross profit percentage for Compound Microbial decreased from 22.8% for the nine months ended September 30, 2018 to 20.3% for the nine months ended September 30, 2019 mainly due to the decrease in average selling price more than the decrease in average cost per unit as discussed above.

Gross profit percentage for Bio-Water Soluble Fertilizer decreased from 32.3% for the nine months ended September 30, 2018 to 32.2% for the nine months ended September 30, 2019 mainly due to the decrease in average selling price more than the decrease in average cost per unit as discussed above.

We did not produce and sold Microbial Inoculum Fertilizer for the nine months ended September 30, 2019.

Provision on Deferred Cost of Goods Sold

Provision on deferred cost of goods sold was $2.4 million for the nine months ended September 30, 2019, increased by approximately $2.4 million or 100% from $0 for the nine months ended September 30, 2018. The increase in provision on deferred cost of goods sold is made based on historical collection experience on related accounts receivable and realizability of deferred revenue. Because part of the shipments to several clients, for which revenue have already been deferred, have been assessed to be uncollectible, $2.4 million of provision for deferred cost of goods sold were made during the nine months ended September 30, 2019.

Research and Development Expenses

Research and development expenses was $0 for the nine months ended September 30, 2019, decreased by approximately $115,000 or 100% from approximately $115,000 (RMB 750,000) for the nine months ended September 30, 2018. On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $148,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and has expired on November 19, 2018. We did not have such expenses during the nine months ended September 30, 2019.

Selling Expenses

Selling expenses include salaries of sales personnel, sales commission, travel and entertainment as well as freight out expenses. Selling expenses for the nine months ended September 30, 2019 and 2018 were approximately $139,000 and $410,000, respectively. The decrease in selling expenses is mainly due to a decrease of approximately $224,000 of sales personnel salary, and a decrease of approximately $52,000 freight out expense. This decrease was offset by an increase of approximately $6,000 in other miscellanies selling expenses.

General and Administration Expenses

G&A expenses include professional fees, officers’ compensation, depreciation and amortization, insurance, salaries, employee benefits, travel, auto expense, meal and entertainment, rent, office expense and telephone expense and other miscellaneous G&A expenses. G&A expenses decreased by approximately $963,000 or 24% from approximately $4.0 million in the nine months period ended September 30, 2018 to approximately $3.1 million in the same period in 2019. The decrease of approximately $484,000 in rent, utilities, insurance and other related expenses as we closed our office in Beijing and Shenzhen; a decrease of approximately $447,000 of salaries and employee benefits; a decrease of approximately $266,000 in travel and meal and entertainment expenses; and a decrease of approximately $127,000 in advertising, depreciation and amortization expenses, vehicle and transportations, consulting and professional fees and office expenses. This increase was offset by an increase of approximately $361,000 provision for advance to suppliers and other receivables for which the management assessed the Company cannot receive the goods to be delivered.

Interest Expense

Net interest expense was $2,511,813 and $459,445 for the nine months ended September 30, 2019 and 2018, respectively, representing an increase of $2,052,368 or 447%. Interest expense included accrued interest on convertible note and other notes payable, and the amortization of the convertible note discount for the nine months ended September 30, 2019 and 2018. The increase in interest expenses is mainly attributed to newly issuance four 12% convertible note issued in February 2019, March 2019, and September 2019 where we did not have it in the nine months ended September 30, 2018.

Net Income (loss)

Net income (loss) for the nine months ended September 30, 2019 decreased by approximately 3,869% from an income of $40,961 to a loss of $1,543,850. Such change was the result of the combination of the changes as discussed above.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying unaudited condensed consolidated balance sheets as of September 30, 2019, and the unaudited condensed consolidated statements of operations and comprehensive income, and cash flows for the three and nine months ended September 30, 2019, and the related notes thereto, for further discussion of our accounting policies.

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

Our business is capital intensive as we need to make advance payment to our suppliers to secure timely delivery and current market price of raw materials. Debt financing in the form of notes payable and loans from related parties have been utilized to finance our working capital requirements. As of September 30, 2019, our working capital was approximately $12.8 million and we had cash of $2,021,337, with remaining current assets mainly composed of advance to suppliers, account receivable, prepaid expense, inventory and deferred cost of goods sold. In addition, we sold Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $1,915,000 in February, March and September 2019.

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

The following table set forth summary of our cash flows for the periods indicated:

	For the nine months ended September 30,
	2019	2018
Net cash provided by operating activities	$305,134	$(1,549,571)
Net cash provided by (used in) investing activities	(3,904)	(4,774)
Net cash provided by financing activities	1,235,735	542,819
Effect of exchange rate changes on cash	476,513	(60,919)
Net increase in cash	2,013,478	(1,072,445)
Cash, beginning of period	7,859	1,083,539
Cash, end of period	$2,021,337	$11,094

Operating Activities

Net cash provided by operating activities was approximately $305,000 for the nine months ended September 30, 2019, compare to cash used by operating activities of approximately $1.5 million for the same period in 2018. Net cash provided by the operating activities for the nine months ended September 30, 2019 was primarily attributable to 1) approximately $2.4 million provision for deferred cost of goods sold as the collectability of our previously deferred revenues are exhausted, 2) an approximately $1.6 million of non-cash stock compensation issued for consulting service fees and officer salaries, 3) a decrease of approximately $1.5 million in inventory as we utilized our existing inventories for production instead of purchasing new raw materials, 4) an increase of approximately $1.5 million in tax payables as we increased our sales revenues, 5) an increase of approximately $0.7 million in financing cost and accrued interest expenses due to our four new issued convertible notes, 6) a decrease of approximately $0.8 million of prepaid expenses, 7) an increase of approximately $0.7 million in account payables, 8) an approximately 0.4 million bad debt expense as allowance on advance to suppliers and other receivables, and 9) an increase of approximately $0.4 million in salary payables. This cash inflow is offset by 10) a net loss of approximately $1.5 million, 11) an increase of approximately $7.5 million in advance to suppliers, 12) an increase of approximately $0.3 in account receivables, 13) an increase of approximately $0.3 million in other receivables, and 14) an decrease of approximately $0.1 million in advances from customers and other payables.

Investing Activities

Net cash used in investing activities was $3,904 in the nine months ended September 30, 2019, which was mainly attributable to purchase of office equipment. Net cash used in investing activities was $4,774 for the nine months ended September 30, 2018.

Financing Activities

Net cash provided by financing activities was approximately $1.2 million for the nine months ended September 30, 2019 and net cash provided by financing activities was approximately $0.5 million for the nine months ended September 30, 2018. The cash inflow for the nine months ended September 30, 2019 was mainly due to an approximately $1.5 million proceed from four new issued convertible notes, which offset by an approximately $0.3 million net payment to related parties.

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

From the end of 2018 through September 30, 2019, the value of the RMB depreciated by approximately 3.6% against the U.S. Dollar. With the development of the foreign exchange market and progress towards interest rate liberalization and RMB internationalization, the PRC government may in the future announce further changes to the exchange rate system and there is no guarantee that the RMB will not appreciate or depreciate significantly in value against the U.S. Dollar in the future. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. Dollar in the future. The exchange rate of U.S. Dollar against RMB on September 30, 2019 was US$1.00 = RMB 7.1217.

Commitments and Contingencies

See Note 21 to the Unaudited Condensed Consolidated Financial Statements under Item 1 in Part I.

Off-Balance Sheet Arrangements

At September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the quarterly period covered by this report, have concluded that our disclosure controls and procedures are not effective as of September 30, 2019 to reasonably ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s Rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is due to (i) failure to engage sufficient resources in regard to our accounting and reporting obligations and (ii) failure to fully document our internal control policies and procedures.

(b) Changes in Internal Control over Financial Reporting

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02 Leases (FASB ASC Topic 842). There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the current quarter ended September 30, 2019 to have materially affected the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following is a list of shares of Company Common Stock issued for cash, the conversion of convertible debentures or as stock compensation to consultants during the period from January 1, 2019 through November 14, 2019, which were not registered under the Securities Act:

Stock Purchase for Cash	220,000 shares

Commitment shares	1,693,333 shares

Consultant Fees	784,999 shares

Conversion of Convertible Note	3,823,223 shares

Salary Compensation	31,966 shares

Debt Settlement	300,000 shares

Total	6,853,521 shares

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

Date: November 14, 2019

KIWA BIO-TECH PRODUCTS GROUP CORPORATION.

By:	/s/ Yvonne Wang
Yvonne Wang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Hon Man Yun
Hon Man Yun
Chief Financial Officer
(Principal Financial and Accounting Officer)

