Form 10-K
period 2019-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2020-05-29
CIK 1159275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

n/a

(Former address)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
Common Stock, par value $0.001	KWBTB	OTCQB

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)	Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2019, based on a closing price of $0.75 was approximately $10,522,514.

As of May 29, 2020, the Company had 282,385,206 shares of common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

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

The Company currently mainly operates its business through Kiwa Bio-Tech (Yangling) Co., Ltd. (“Kiwa Yangling”), which incorporated in March 2018, Kiwa Bio-Tech Products (Hebei) Co., Ltd. (“Kiwa Hebei”), which was incorporated in China in December 2016, and The Institute of Kiwa-Yangling Ecological Agriculture and Environment Research Co., Ltd. (“Kiwa Institute”), which incorporated in March 2018.

On October 12, 2018, the Company got the approval from the Administrative Committee of Yangling Agricultural High-tech Industry Demonstration Zone to obtain land to construct a new manufacturing facility to help meet the growing demand in China for bio-fertilizers. Yangling Free Trade Zone has agreed to offer the Company approximately US$432,975 (RMB 3,000,000) in incentives and provide tax preferences for the first three years of production. The manufacturing facility will specialize in developing and producing Kiwa Bio-Tech’s core microbes, the fundamental components for making high-quality bio-fertilizers. The total facility construction area is approximately 8.77 acres, and will include fermentation and production terminals, agricultural produce sorting facilities and storage, a research and development institute and corresponding ancillary facilities. The construction of the first phase of the manufacturing facility is expected to be completed in 2020 and have a production capacity of 60,000 tons of Kiwa Bio-Tech’s core microbes. The annual production value is expected to be over US$65 million (approximately 462 million RMB).

On October 21, 2019, the Company transferred all of its right, title and interest in Kiwa Bio-Tech Asia Holdings (Shenzhen) Ltd. (Kiwa Asia), Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (“Kiwa Beijing”), Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”), and Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. Xian Branch Company, (“Kiwa Xian”), to the Hong Kong Sano Group Co., Ltd. for the HKD 17,000,000 equivalent of US $2,169,862. As Kiwa Asia, Kiwa Shenzhen, Kiwa Beijing, and Kiwa Xian has transferred all of their bio-technological products business to Kiwa Yangling, this restructuring did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the results of operations for Kiwa Asia, Kiwa Shenzhen, Kiwa Beijing, and Kiwa Xian were not reported as discontinued operations under the guidance of Accounting Standards Codification (“ASC”) 205.

2. Overview of Business

We develop, manufacture, distribute and market innovative, cost-effective and environmentally safe bio-technological products for agriculture use. Our products are designed to enhance the quality of human life by increasing the value, quality and productivity of crops and decreasing the negative environmental impact of chemicals and other wastes.

Our Products

We have developed three bio-fertilizer products with bacillus species (“bacillus spp”) and/or photosynthetic bacteria as core ingredients. For the year ended December 31, 2019, we are currently generating revenues from our four bio-fertilizer products: 1) Biological Organic Fertilizer; 2) Compound Microbial Fertilizer; 3) Bio-Water Soluble Fertilizer; 4) Microbial Inoculum Fertilizer.

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

Our Customers

For the year ended December 31, 2019, three customers accounted for 46%, 31%, and 23% of the Company’s sales.

1. Qingdao Lanhai Hanrui Biotechnology Co., Ltd. (46% of sales)

2. Yangling Shaotao Agricultural Service Co., Ltd. (31% of sales)

3. Mingke Biotechnology Development (Shenzhen) Co., Ltd. (23% of sales)

Should we lose any of these large-scale customers in the future and are unable to obtain additional customers, our revenues and operation results might be adversely affected.

Our Suppliers

For the year ended December 31, 2019, one supplier Shandong Ronghua Bio-Tech Co., Ltd. accounted for 94% of the Company’s total purchases, respectively.

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

Employees

As of December 31, 2019, we employed 16 full-time employees. The following table sets forth the number of our full-time employees by function as of December 31, 2019.

Employees and their Functions

Management & Administrative Staff	7	44%
Sales	4	25%
Technical & Engineering Staff	5	31%
Total	16	100.00%

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

On April 3, 2019, Kiwa Bio-Tech (Yangling) Co., Ltd. entered an office lease agreement with three-year term. Monthly lease payment is approximately RMB 14,000 or approximately of USD $2,000. The total useable space is 685 square meters.

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

Fiscal Year 2019	High	Low
First Quarter	$1.40	$0.37
Second Quarter	$1.09	$0.52
Third Quarter	$1.00	$0.50
Fourth Quarter	$0.38	$0.02

Fiscal Year 2018	High	Low
First Quarter	$1.77	$1.70
Second Quarter	$1.23	$1.17
Third Quarter	$1.02	$0.97
Fourth Quarter	$0.58	$0.54

Holders

As of December 31, 2019, there were approximately 500 shareholders of record of our common shares.

Dividend Policy

We have not paid any dividends on our common shares since our inception and do not anticipate that dividends will be paid at any time in the immediate future.

Equity Compensation Plan Information

The information required by Item 5 regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this report.

Recent Sales of Unregistered Securities

The following is a list of shares of Company Common Stock issued for cash, the conversion of convertible debentures or as stock compensation to consultants during the period from January 1, 2019 through May 29, 2020, which were not registered under the Securities Act:

Stock Purchase for Cash	220,000 shares

Commitment shares	1,463,333 shares

Consultant Fees	804,999 shares

Conversion of Convertible Note	262,587,130 shares

Salary Compensation	124,484 shares

Debt Settlement	300,000 shares

Total	265,499,946 shares

There were no other sales of unregistered securities not already reported on the Company’s quarterly filings on Form 10-Q or on a Current Report on Form 8-K.

ITEM 6. Selected Financial Data

Not required.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 contains “forward-looking” statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

The Company currently mainly operates its business through Kiwa Bio-Tech (Yangling) Co., Ltd. (“Kiwa Yangling”), which incorporated in March 2018, Kiwa Bio-Tech Products (Hebei) Co., Ltd. (“Kiwa Hebei”), which was incorporated in China in December 2016, and The Institute of Kiwa-Yangling Ecological Agriculture and Environment Research Co., Ltd. (“Kiwa Institute”), which incorporated in March 2018.

On October 21, 2019, the Company transferred all of its right, title and interest in Kiwa Bio-Tech Asia Holdings (Shenzhen) Ltd. (Kiwa Asia), Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (“Kiwa Beijing”), Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”), and Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. Xian Branch, (“Kiwa Xian”), to the Hong Kong Sano Group Co., Ltd. for a consideration of HKD 17,000,000 equivalent of US $2,169,862. Kiwa Asia, Kiwa Shenzhen, Kiwa Beijing, and Kiwa Xian has transferred all of their bio-technological products business to Kiwa Yangling, the Company conduct the same business of bio-technological products before and after the disposal of these entities.. These disposed subsidiaries did not operate or generate any revenue in 2019. This restructuring did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the results of operations for Kiwa Asia, Kiwa Shenzhen, Kiwa Beijing, and Kiwa Xian were not reported as discontinued operations under the guidance of Accounting Standards Codification (“ASC”) 205. The disposal transactions resulted in loss of approximately $3.5 million.

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

11

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

On October 12, 2018, Kiwa Bio-Tech got the approval from the Administrative Committee of Yangling Agricultural High-tech Industry Demonstration Zone to obtain land use rights to construct a new manufacturing facility to help meet the growing demand in China for bio-fertilizers. Yangling Free Trade Zone has agreed to offer Kiwa Bio-Tech approximately US$432,975 (RMB 3,000,000) in incentives and provide tax preferences for the first three years of production.

The manufacturing facility will specialize in developing and producing Kiwa Bio-Tech’s core microbes, the fundamental components for making high-quality bio-fertilizers. The total facility construction area is approximately 8.77 acres, and will include fermentation and production terminals, agricultural produce sorting facilities and storage, a research and development institute and corresponding ancillary facilities. The construction of the manufacturing facility is expected to be completed in 2020 and have a production capacity of 60,000 tons of Kiwa Bio-Tech’s core microbes. The annual production value is expected to be over US$65 million (approximately RMB462 million).

●	Experienced Management. Management’s technical knowledge and business relationships give us the ability to secure more sales orders with our customers. If there were to be any significant turnover in our senior management, it could deplete the institutional knowledge held by our existing senior management team.

●	Large Scale Customer Relationship. We have contracts with major customers that are distributors of our products. Our sales efforts focus on these distributors which place large recurring orders. For the year ended December 31, 2019, three customers accounted for 46%, 31%, and 23% of the Company’s total sales. Should we lose any large-scale customer in the future and are unable to obtain additional customers, our revenues will suffer.

●	Competition. Our competition includes a number of publicly traded companies in the PRC and privately-held PRC-based companies that produce and sell products similar to ours. We compete primarily on the basis of quality, technological innovation and price. Some of our competitors have achieved greater market penetration but with less sophisticated technological innovation than our products as there were in the transition period from being the chemical bio-fertilizer producers to the organically bio-fertilizer producers. We believe that we have a better competitive advantage over them as we are the pioneer within our markets. Some of our competitors competed within our markets have lesser financial and other resources than us as they have established their companies a few years behind us. If we are unable to compete successfully in our markets, our relative market share and profits could be reduced.

Results of Operations for the Years ended December 31, 2019 and 2018

The following table summarizes the results of our operations for the years ended December 31, 2019 and 2018, respectively, and provides information regarding the dollar and percentage increase or (decrease) during such periods.

	Years Ended December 31,		Amount Increase	Percentage Increase
Statement of Operations Data:	2019	2018	(Decrease)	(Decrease)

Revenues	$40,089,457	$30,650,402	$9,439,055	31%
Cost of goods sold	(30,757,460)	(22,391,952)	(8,365,508)	37%
Gross profit	9,331,997	8,258,450	1,073,547	13%
Operating expenses
Provision for deferred cost of goods sold	2,411,006	-	2,411,006	100%
Research and development expense	-	122,774	(122,774)	(100)%
Selling expenses	199,664	617,387	(417,723)	(68)%
General and administrative expenses	4,379,851	4,928,943	(549,092)	(11)%
Loss on sale of subsidiaries	3,527,254	-	3,527,254	100%
Total operating expenses	10,517,775	5,669,104	4,848,671	86%
Operating income/(expense)	(1,185,778)	2,589,346	(3,775,124)	(146)%
Other income/(expense), net
Change in fair value of derivative liabilities	101,765	241,312	(139,547)	(58)%
Interest expense	(3,943,751)	(634,874)	(3,308,877)	521%
Other income/(expense)	37,253	(1,185)	38,438	(3,244)%
Exchange gain	15,296	55,444	(40,148)	(72)%
Total other expense	(3,789,437)	(339,303)	(3,450,134)	1,017%
Income (loss) from continuing operations before income taxes	(4,975,215)	2,250,043	(7,225,258)	(321)%
Provision for income taxes
Current	(2,091,736)	(1,906,222)	(185,514)	10%
Deferred	431,655	-	431,655	100%
Income taxes	(1,660,081)	(1,906,222)	246,141	(13)%
Net Income (loss)	$(6,635,296)	$343,821	$(6,979,117)	(2,030)%

Revenue

Revenue increased by approximately $9.4 million or 31%, to approximately $40.1 million in the year ended December 31, 2019 from approximately $30.7 million in the year ended December 31, 2018. More sales are achieved for most of our four product lines in quantities are due to the good quality of our products and more reputation gained in different regions of the PRC, such as Hainan Province, Guangdong Province and Shaanxi Province upon establishment of our sales channel in different regions.

We currently realized revenue in four major product categories of Biological Organic Fertilizer, Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer. Our revenues from our major product category are summarized as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018	Change	Change (%)

Biological Organic Fertilizer
Sold and shipped in USD	$16,026,941	$15,311,862	$715,079	5%
Quantity sold in tons	92,229	84,139	8,090	10%
Average selling price	$173.77	$181.98	$(8.21)	(5)%

Compound Microbial Fertilizer
Sold and shipped in USD	$20,770,479	$13,499,578	$7,270,901	54%
Quantity sold in tons	65,196	40,585	24,611	61%
Average selling price	$318.59	$332.62	$(14.03)	(4)%

Bio-Water Soluble Fertilizer
Sold and shipped in USD	$3,292,037	$1,825,752	$1,466,285	80%
Quantity sold in tons	5,050	2,733	2,317	85%
Average selling price	$651.89	$668.04	$(16.15)	(2)%

Microbial Inoculum Fertilizer
Sold and shipped in USD	$-	$13,210	$(13,210)	(100)%
Quantity sold in tons	-	18	(18)	(100)%
Average selling price	$-	$733.89	$(733.89)	(100)%

Total
Sold and shipped in USD	$40,089,457	$30,650,402	$9,439,055	31%
Quantity sold in tons	162,475	127,475	35,000	27%
Average selling price	$246.74	$240.44	$6.30	3%

Average selling prices of Biological Organic Fertilizers, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer decreased by $8.21 or 5%, $14.03 or 4% and $16.15 or 2%, respectively in the year ended December 31, 2019 as compared with the same period of 2018. This decrease is mainly due to the fluctuation of exchange rate as Chinese Yuan depreciated against U.S. dollars by approximately 4% for the year 2019 compares to the year 2018.

Because the Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry, we expect our revenues from our innovated and highly effective products, Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer will continue to grow in a higher rate than that from Biological Organic Fertilizer. Our Compound Microbial Fertilizer, Bio-Water Soluble Fertilizer, and Microbial Inoculum Fertilizer generally have a higher effectiveness on the productivity of crops that are suitable for promoting green environment. In addition, our marketing team is expanding to the Western areas of China and Hainan province and we expect our revenues will continue to grow in 2020. Meanwhile, we expect to continue to gain more market shares in our existing sales channel bases in the Northern and the Southern areas of China due to the good quality of the products and better reputation in the industry.

Cost of Revenue

Our cost of revenues from our major product categories are summarized as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018	Change	Change (%)

Biological Organic Fertilizer

Cost of sold and shipped in USD	$11,233,403	$10,470,687	$762,716	7%
Quantity sold and shipped in tons	92,229	84,139	8,090	10%
Average unit cost	$121.80	$124.45	$(2.65)	(2)%

Compound Microbial Fertilizer
Cost of sold and shipped in USD	$17,264,806	$10,644,951	$6,619,855	62%
Quantity sold and shipped in tons	65,196	40,585	24,611	61%
Average unit cost	$264.81	$262.29	$2.52	1%

Bio-Water Soluble Fertilizer
Cost of sold and shipped in USD	$2,259,251	$1,264,068	$995,183	79%
Quantity sold and shipped in tons	5,050	2,733	2,317	85%
Average unit cost	$447.38	$462.52	$(15.14)	(3)%

Microbial Inoculum Fertilizer
Cost of sold and shipped in USD	$-	$12,246	$(12,246)	(100)%
Quantity sold and shipped in tons	-	18	(18)	(100)%
Average unit cost	$-	$680.33	$(680.33)	(100)%

Total
Cost of sold and shipped in USD	$30,757,460	$22,391,952	$8,365,508	37%
Quantity sold and shipped in tons	162,475	127,475	35,000	27%
Average unit cost	$189.31	$175.66	$13.65	8%

Cost of revenue from Biological Organic Fertilizer, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer increased by approximately $0.8 million, $6.6 million and $1.0 million or 7%, 62% and 79% to approximately $11.2 million, $17.3 million and $2.3 million in the year ended December 31, 2019 from approximately $10.5 million, $10.6 million and $1.3 million in the year ended December 31, 2018. The increase is mainly due to the total quantity of products sold increased due to the good quality of our products and more reputation gained in the agricultural industry, which offset by the fluctuation of exchange rate as Chinese Yuan depreciated against U.S. dollars by approximately 4.4% during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Average unit cost of Biological Organic Fertilizers decreased by $2.65 or 2% in the year ended December 31, 2019 as compared with the same period of 2018. The decrease is mainly due to the fluctuation of exchange rate changes as Chinese Yuan depreciated against U.S. dollars by approximately 4.4% and offset by a slightly increase in overall purchase price of the raw material. Average unit cost of Compound Microbial Fertilizer increased by $2.52 or 1% is mainly due to increase in overall purchase price of raw material. Average unit cost of Bio-Water Soluble Fertilizer decreased by $15.14 or 3% is mainly due to the RMB depreciation against USD of approximately 4.4% along with a 2.6% decrease due to we outsourced manufacturing to a third party vendor in the year ended December 31, 2019 compares to the year ended December 31, 2018.

We did not sell any Microbial Inoculum Fertilizer during the year ended December 31, 2019. The company is adjusting the formula of Microbial Inoculum Fertilizer and plans to re-make the packaging and launch it in the market in August, 2020.

Gross Profit

Our gross profit from our major product categories are summarized as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018	Change	Change (%)

Biological Organic Fertilizer
Gross Profit	$4,793,538	$4,841,175	$(47,637)	(1)%
Gross Profit Percentage	30%	32%	(2)%	(6)%

Compound Microbial Fertilizer
Gross Profit	$3,505,673	$2,854,627	$651,046	23%
Gross Profit Percentage	17%	21%	(4)%	(19)%

Bio-Water Soluble Fertilizer
Gross Profit	$1,032,786	$561,684	$471,102	84%
Gross Profit Percentage	31%	31%	-%	-%

Microbial Inoculum Fertilizer
Gross Profit	$-	$964	$(964)	(100)%
Gross Profit Percentage	-%	7%	(7)%	(100)%

Total
Gross Profit	9,331,997	8,258,450	1,073,547	13%
Gross Profit Percentage	23%	27%	(4)%	(15)%

Gross profit percentage for Biological Organic Fertilizer decreased from 32% for the year ended December 31, 2018 to 30% for the year ended December 31, 2019 mainly due to the decrease in average unit cost less than the decrease in average selling price of our products as discussed above.

Gross profit percentage for Compound Microbial decreased from 21% for the year ended December 31, 2018 to 17% for the year ended December 31, 2019 mainly due to the increase in average unit cost was less than the decrease in average selling price of our products as discussed above.

Gross profit percentage for Bio-Water Soluble Fertilizer remains unchanged as 31% for year ended December 31, 2019 and 2018, respectively.

Gross profit percentage for Microbial Inoculum Fertilizer was 7% for the year ended December 31, 2018. We did not sell any Microbial Inoculum Fertilizer during the year ended December 31, 2019.

Provision for Deferred Cost of Goods Sold

Provision on deferred cost of goods sold was $2.4 million for the year ended December 31, 2019, increased by approximately $2.4 million or 100% from nil for the year ended December 31, 2018. The increase in provision on deferred cost of goods sold is made based on historical collection experience on related accounts receivable and realizability of deferred revenue. Because part of the shipments to several clients, for which revenue have already been deferred, have been assessed to be uncollectible, $2.4 million of provision for deferred cost of goods sold were made during the year ended December 31, 2019.

Research and Development Expenses

Research and development expenses was $0 for the year ended December 31, 2019, decreased by approximately $123,000 or 100% from approximately $123,000 (RMB 801,630) for the year ended December 31, 2018. On November 20, 2015, the Company signed a strategic cooperation agreement (the “Agreement”) with China Academy of Agricultural Science (“CAAS”)’s Institute of Agricultural Resources & Regional Planning (“IARRP”) and Institute of Agricultural Economy & Development (“IAED”). Pursuant to the Agreement, the Company will form a strategic partnership with the two institutes and establish an “International Cooperation Platform for Internet and Safe Agricultural Products”. To fund the cooperation platform’s R&D activities, the Company will provide RMB 1 million (approximately $148,000) per year to the Spatial Agriculture Planning Method & Applications Innovation Team that belongs to the Institutes. The term of the Agreement is for three years beginning November 20, 2015 and has expired on November 19, 2018. We did not have such expenses during the year ended December 31, 2019.

Selling Expenses

Selling expenses include salaries of sales personnel, sales commission, travel and entertainment as well as freight out expenses. Selling expenses for the years ended December 31, 2019 and 2018 were approximately $200,000 and $617,000, respectively. The decrease in selling expenses is because we were in the position of integrating and closing our offices from different locations and consolidated our bio-technological products business to Kiwa Yangling. The decrease in selling expenses is mainly due to a decrease of approximately $273,000 of sales personnel salary, a decrease of office, insurance, travel, entertainment expenses and other selling expenses of approximately $118,000, and a decrease of freight out and shipping expenses as our customers required to pay for its own shipping costs in 2019 of approximately $50,000, offset by an increase of approximately $23,000 advertising expenses.

General and Administrative Expenses

G&A expenses include professional fees, depreciation and amortization, insurance, salaries, employee benefits, travel, auto expense, meal and entertainment, rent, office expense and telephone expense and other miscellaneous G&A expenses. General and administrative (“G&A”) expenses decreased by approximately $0.5 million or 11% from approximately $4.9 million in the year ended December 31, 2018 to approximately $4.4 million in the same period in 2019. The decrease in G&A expenses is because we were in the position of integrating and closing our offices from different location and consolidated our bio-technological products business to Kiwa Yangling. The decrease in G&A expenses is mainly due to a decrease of approximately $783,000 salaries expense and employee benefits, a decrease of approximately $258,000 rent expense and related utilities and management fees, and a decrease of approximately $154,000 consulting and professional fees. This decrease is offset by an increase of approximately $410,000 of meals and entertainment, travel, office expense, and other G&A expenses, and an increase of approximately $235,000 bad debt expenses according to the company policy of allowance for doubtful accounts.

Loss on Sales of Subsidiaries

We were in the position of integrating and closing our offices from different locations and consolidated our bio-technological products business to Kiwa Yangling as we deemed restructuring our offices into our headquarters is the best course for the Company. On October 21, 2019, we transferred all of our right, title and interest in Kiwa Bio-Tech Asia Holdings (Shenzhen) Ltd. (Kiwa Asia), Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (“Kiwa Beijing”), Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”), and Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. Xian Branch Company, (“Kiwa Xian”), to the Hong Kong Sano Group Co., Ltd. for the HKD 17,000,000 equivalent of US $2,169,862, which resulted in a loss of $3,527,254.

Interest Expense

Net interest expense was $3,943,751 and $634,874 for the years ended December 31, 2019 and 2018, respectively, representing an increase of $3,308,877 or 521%. Interest expense included accrued interest on convertible note and other note payable, and the amortization of the convertible note discount, and the issuance cost of the convertible note for the year ended December 31, 2019 and 2018. The increase in interest expenses is mainly attributed to the six 12% convertible notes issued during the year ended December 31, 2019 where we did not have these in the year ended December 31, 2018.

Provision for income taxes

Provision for income taxes was $1,660,081 and $1,906,222 for the years ended December 31, 2019 and 2018, respectively, representing a decrease of $246,141 or 13%. Our profitable PRC subsidiaries incurred more of taxable income in 2019 as compared to the same period in 2018 offset by the deferred income tax benefits resulted from the temporary difference of accrued expenses between book basis and tax basis.

Net Income

During the fiscal year 2019, net loss was $6,635,296, compared with a net income of $343,821 or the same period of 2018, representing a decrease of $6,979,117 or 2,030%. Such change was the result of the combination of the changes as discussed above.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. In addition, you should refer to our accompanying consolidated balance sheets as of December 31, 2019, and the consolidated statements of operations and comprehensive income, and cash flows for the year ended December 31, 2019, and the related notes thereto, for further discussion of our accounting policies.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (FASB ASC Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. We did not result in an adjustment to the retained earnings upon adoption of this new guidance as the Company’s revenue was recognized based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations.

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

The Company accounts for a contract with a customer when the contract is committed in writing, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration to collect is substantially probable.

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

Our business is capital intensive as we need to make advance payment to our suppliers to secure timely delivery and current market price of raw materials. Debt financing in the form of notes payable and loans from related parties have been utilized to finance our working capital requirements. As of December 31, 2019, our working capital was approximately $8.6 million, however, we had only cash of approximately $8,000, with remaining current assets mainly composed of advance to suppliers, notes receivable, other receivables, and prepaid expenses. In addition, we sold Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $1,901,250 for the year ended 2019.

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

The following table set forth summary of our cash flows for the periods indicated:

	Years Ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$183,067	$(1,648,963)
Net cash used in investing activities	(2,070,522)	(52,992)
Net cash provided by financing activities	1,482,086	510,707
Effect of exchange rate changes on cash	405,475	115,568
Net increase (decrease) in cash	106	(1,075,680)
Cash, beginning of year	7,859	1,083,539
Cash, end of year	$7,965	$7,859

Operating Activities

Net cash provided by operating activities was approximately $0.2 million for the year ended December 31, 2019, compared to cash used in operating activities of approximately $1.6 million for the same period in 2018. Net cash provided by operating activities for the year ended December 31, 2019 was primarily attributable to 1) a decrease of approximately $3.4 million accounts receivable, 2) approximately $3.5 million loss on selling those subsidiaries, 3) approximately $2.7 million provision for deferred cost of goods sold and bad debt expenses, 4) approximately $2.1 million accrued interest, penalties and financing costs of convertible note, 5) an increase of approximately $2.1 million in tax payables, 6) a decrease of approximately $1.6 million of inventories 7) approximately $1.9 million stock compensation for services, 8) a decrease of approximately $1.2 million of prepaid expenses, 9) an increase of approximately $0.3 million in other payables and accruals, 10) an increase of approximately $0.5 million in salary payable, and 11) an increase of approximately $0.5 million in advance from customers. This increase in cash was offset by 1) a net loss of approximately $6.6 million, 2) an increase in approximately $7.2 note receivables as promissory notes was received, 3) an increase of approximately $3.4 million deferred revenue, 4) a decrease of approximately $1.5 million accounts payables, and 5) an increase of approximately $0.4 million deferred tax assets, and 6) an increase approximately $0.3 million advance to suppliers.

Investing Activities

Net cash used in investing activities was approximately $2.1 million in the year ended December 31, 2019, which was mainly attributable to loan to third parties as they were our important strategy partners. Net cash used in investing activities was approximately $53,000 for the year ended December 31, 2018.

Financing Activities

Net cash provided by financing activities was approximately $1.5 million for the year ended December 31, 2019 and net cash provided by financing activities was approximately $0.6 million for the year ended December 31, 2018. The cash inflow for the year ended December 31, 2019 was mainly due to an approximately $1.6 million proceed from six new issued convertible notes, and an approximately 0.2 million proceeds from sale of common stocks; offset by an approximately $0.3 million net payment to related parties.

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

From the end of 2018 through December 31, 2019, the value of the RMB depreciated by approximately 1.6% against the U.S. Dollar. With the development of the foreign exchange market and progress towards interest rate liberalization and RMB internationalization, the PRC government may in the future announce further changes to the exchange rate system and there is no guarantee that the RMB will not appreciate or depreciate significantly in value against the U.S. Dollar in the future. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. Dollar in the future. The exchange rate of U.S. Dollar against RMB on December 31, 2019 was US$1.00 = RMB 6.9860.

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

Coronavirus (COVID-19) Pandemic Risk

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of this time, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. Our operations are principally located in China, which has taken action to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. If a critical number of our employees become too ill to work, or we are not able to access a sufficient quantity of our inventory for shipment due to enforced office closures, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Commitments and Contingencies

See Note 22 to the Consolidated Financial Statements under Item 8 in Part II.

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements under Item 8, Part II.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

ITEM 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements as of December 31, 2019 and 2018 begins on page F-1 of this annual report.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

b) Management’s Report on Internal Control over Financial Reporting

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

The management has evaluated the effectiveness of the design and operation of our internal controls over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2019. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our evaluation and on those criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of December 31, 2019. The principal basis for this conclusion is (i) failure to engage sufficient resources in regards to our accounting and reporting obligations and (ii) failure to fully document our internal control policies and procedures.

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

(c) Changes in Internal Control over Financial Reporting

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02 Leases (FASB ASC Topic 842). Except as disclosed in the aforementioned remediation plans and the adoption of ASU 2016-02, there have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the year ended December 31, 2019, to have materially affected the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years. The directors listed below will serve until the Company’s next annual meeting of the shareholders:

Name	Age	Position	Director Since

Wade Li	57	Acting President, CEO	2020
Yvonne Wang	41	Secretary, Director	2015
Hon Man Yun	50	CFO	2018
Qi Wang	51	Vice President of Technology, Director	2007
Xiao Qiang Yu	41	COO, Director	2016

Wade Li Mr. Wade Li used to work in People’s Insurance Company of China. In 1989, established Xinhua International Market Development Co., Ltd. and served as president, investing in a variety of growth industries companies of high-tech, pharmaceutical, medical and real estate, etc. and has extensive experience in corporate operation.

He founded Kiwa Bio-Tech Products Group Corporation in 1999. Over the past two decades, Mr. Li has focused on China’s ecological agriculture industry, and accumulated massive experience; he has also gained high recognition of the market and related government departments in microbial fertilizer, as well as the planning and promotion of green safe agricultural products.

Yvonne Wang Ms. Wang became our Chairman in November 2015. She served as corporate Secretary from 2005 to 2015. Prior to 2005, she served as an executive assistant and a manager of the Company’s U.S. office between April 2003 and September 2005. She obtained her B.S. degree of Business Administration from University of Phoenix.

On August 11, 2016, she became Company’s acting president, CEO and CFO. On April 15, 2018, the Company’s Board of Directors appointed Hon Man Yun as Chief Financial Officer of the Company. On March 4, 2020, Yvonne Wang submitted her resignation as Chief Executive Officer. Her position now is the secretary of Kiwa Bio-Tech Products Group Corp.

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

Xiaoqiang Yu became our COO on June 2016 and is responsible for managing the overall marketing strategy of Kiwa, which includes brand expansion, sale targets, strategic planning and corporate communications. Mr. Yu participated in Chinese fertilizer market since 1999. Mr. Yu has over 15 years of marketing, management and strategy experience from two major fertilizer companies in China.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and certain persons holding more than 10 percent of a registered class of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and certain other shareholders are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely upon a review of the copies of such reports, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and certain other shareholders were complied with during the fiscal year ended December 31, 2019.

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

Board Composition; Audit Committee and Financial Expert

Our Board of Directors is currently composed of four members: Yvonne Wang, Feng Li, Qi Wang, Xiaoqiang Yu and Wade Li. All board actions require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

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

The Board of Directors either met or took action by unanimous consent ten (10) times during fiscal year 2019. No Committee Meetings were held during fiscal year 2018. The Company did not have an Annual Meeting of Shareholders in 2019.

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

Summary Compensation Table

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Yvonne Wang,	2019	84,000	-0-	-0-	-0-	-0-	-0-	-0-	84,000
Acting President, CEO	2018	84,000	-0-	-0-	-0-	-0-	-0-	-0-	84,000

Hon Man Yun	2019	104,290	-0-	-0-	-0-	34,738	-0-	-0-	139,028
CFO	2018	77,102	-0-	-0-	-0-	25,299	-0-	-0-	102,401

Xiaoqiang Yu,	2019	59,927	-0-	-0-	-0-	-0-	-0-	-0-	59,927
COO	2018	59,927	-0-	-0-	-0-	-0-	-0-	-0-	59,927

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

Option Exercises and Stock Vested

No stock options were exercised by any officers or directors during 2019 and 2018. We did not adjust or amend the exercise price of any stock options previously awarded to any named executive officers during 2019 and 2018.

Director Compensation for 2019

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors, and did not compensate our directors in 2019 for services performed as directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of May 29, 2020 certain information with respect to the beneficial ownership of our common stock by (i) each of our executive officers, (ii) each person who is known by us to beneficially own more than 5% of our outstanding common stock, and (iii) all of our directors and executive officers as a group. Percentage ownership is calculated based on 282,385,206 shares of our common stock 500,000 shares of our Series A Preferred Stock, and 811,148 shares of our Series B Preferred Stock outstanding as of May 29, 2020. None of the shares listed below are issuable pursuant to stock options or warrants of the Company.

Title of class	Name and Address of Beneficial Ownership(1)	Amount and Nature of Beneficial Owner (2)	Percentage of class

Common Stock	Yvonne Wang	240,000	0.1%
Common Stock	Feng Li (3)	1,965,326	0.7%
Common Stock	Qi Wang	-	-
Common Stock	All officers and directors as a group	2,205,326	0.8%

Ser. A Pref. Stock	Yvonne Wang	250,000	50.00%
Ser. A Pref. Stock	Feng Li	250,000	50.00%

Ser. A Pref. Stock	All officers and directors as a group	500,000	100.00%
Ser. B Preferred	Wei Li	811,148	100.00%

(1)	The address for all holders is 3200 Guasti Road, Ste. 100, Ontario, California 91761.

(2)	In determining beneficial ownership of our Common Stock and Series A Preferred Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(3)	Includes 61,784 shares of common stock held by All Star Technology, Inc., a British Virgin Islands international business company. Feng Li’s father, Wei Li, exercises voting and investment control over the shares held by All Star Technology, Inc. Wei Li is a principal shareholder of All Star Technology, Inc. and may be deemed to beneficially own such shares, but disclaims beneficial ownership in such shares held by All Star Technology, Inc. except to the extent of his pecuniary interest therein. Mr. Li has pledged all of his common stock of the Company as collateral security for the Company’s obligations under certain 6% Convertible Notes owed by the Company.

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

Fees Paid to Independent Public Accountants for 2019 and 2018.

Audit Fees

All of the services described below were approved by our board of directors prior to performance of such services. The board of directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditor’s independence.

The aggregate audit fees for 2019 paid and payable to Friedman LLP were approximately $220,000. The aggregate audit fees for 2018 paid and payable to Friedman LLP were approximately $205,000.

The amounts include: (1) fees for professional services rendered by Friedman LLP in connection with the audit of our consolidated financial statements; (2) reviews of our quarterly reports on the Form 10-Q.

Audit-Related Fees

Audit-related fees for 2019 and 2018 were $0.

Tax Fees

Tax fees for 2019 and 2018 were $0.

All Other Fees

None.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Since we did not have a formal audit committee, our board of directors served as our audit committee. We have not adopted pre-approval policies and procedures with respect to our accountants in 2019 and 2018. All of the services provided and fees charged by our independent registered accounting firms in 2018 and 2017 were approved by the board of directors. There is no non-audit services provided by our independent auditors during the year of 2019 and 2018.

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

Date: May 29, 2020

KIWA BIO-TECH PRODUCTS GROUP CORPORATION.

By:	/s/ Wade Li
Wade Li Chief Executive Officer (Principal Executive Officer)

By:	/s/ Hon Man Yun
Hon Man Yun Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wade Li	Chief Executive Officer and Director	May 29, 2020
Wade Li	(Principal Executive Officer)

/s/ Hon Man Yun	Chief Financial Officer	May 29, 2020
Hon Man Yun	(Principal Financial and Accounting Officer)

Kiwa Bio-Tech Products Group Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kiwa Bio-Tech Products Group Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kiwa Bio-Tech Products Group Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $21,158,508 and $14,803,530 as at December 31, 2019 and 2018, respectively, the Company incurred a net loss of $6,635,296 for the year ended December 31, 2019. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

May 29, 2020

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$7,965	$7,859
Accounts receivable, net	-	6,751,113
Prepaid expenses	1,091,927	2,259,565
Other receivables, net	2,208,199	323,362
Loan to a third party	2,046,822	-
Notes receivable	7,140,335	-
Advance to suppliers	10,274,222	15,763,198
Due from related parties - non-trade	34,380	12,108
Inventories	31,506	1,643,033
Deferred cost of goods sold	-	4,929,855

Total current assets	22,835,356	31,690,093

Property, plant and equipment - net	33,260	93,181
Operating lease right-of-use assets	54,345	-
Rent deposits-non current	3,865	613
Deferred tax asset	426,786	-
Deposit for long-term investment	715,717	727,155

Total non-current assets	1,233,973	820,949
Total assets	$24,069,329	$32,511,042

LIABILITIES AND stockholders’ EQUITY
Current liabilities
Accounts payable	$135,504	$1,611,273
Advances from customers	1,096,392	580,720
Due to related parties	248,617	570,921
Convertible notes payable, net of discount of $273,559 and $99,907 at December 31, 2019 and 2018, respectively	2,376,948	971,086
Derivative liabilities	-	6,621
Notes payable	360,000	360,000
Salary payable	875,266	1,024,959
Income taxes payable	3,476,676	2,946,926
Interest payable	2,785,927	2,020,821
Operating lease liabilities – current	24,993	-
Other payables and accruals	2,873,556	2,940,088
Deferred revenue	-	6,751,113
Total current liabilities	14,253,879	19,784,528

Non-Current Liabilities
Convertible note payable - non current	97,895	-
Operating lease liabilities – non current	32,267	-
Total non-current liabilities	130,162	-

Total liabilities	14,384,041	19,784,528

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value, Authorized 20,000,000 shares. Series A - Issued and outstanding 500,000 and 500,000 shares (liquidation preference in $1,000,000) at December 31, 2019 and 2018, respectively; Series B - Issued and outstanding 811,148 and 811,148 shares (liquidation preference in $1,054,492) at December 31, 2019 and 2018, respectively.	1,311	1,311
Common stock - $0.001 per value. Authorized 300,000,000 shares. Issued and outstanding 82,531,999 and 16,885,260 shares at December 31, 2019 and 2018, respectively.	82,532	16,886
Additional paid-in capital	30,890,661	27,047,457
Statutory Reserve	742,287	1,022,605
Accumulated deficit	(21,158,508)	(14,803,530)
Accumulated other comprehensive loss	(872,995)	(558,215)
Total stockholders’ equity	9,685,288	12,726,514
Total liabilities and stockholder’s equity	$24,069,329	$32,511,042

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERTIONS AND COMPREHENSIVE INCOME/(LOSS)

	Years Ended December 31,
	2019	2018

Revenue	$40,089,457	$30,650,402

Cost of goods sold	(30,757,460)	(22,391,952)

Gross profit	9,331,997	8,258,450

Operating expenses
Provision for deferred cost of goods sold	2,411,006	-
Research and development expenses	-	122,774
Selling expenses	199,664	617,387
General and administrative expenses	4,379,851	4,928,943
Loss on disposal of subsidiaries	3,527,254	-
Total operating expenses	10,517,775	5,669,104
Operating Income	(1,185,778)	2,589,346

Other income/(expense), net
Change in fair value of derivative liabilities	101,765	241,312
Interest expense	(3,943,751)	(634,874)
Other income/(expense)	37,253	(1,185)
Exchange gain/(loss)	15,296	55,444
Total other expense, net	(3,789,437)	(339,303)
Income (loss) from operations before income taxes	(4,975,215)	2,250,043

Provision for income taxes
Current	(2,091,736)	(1,906,222)
Deferred	431,655	-
Total provision for income taxes	(1,660,081)	(1,906,222)

Net income (loss)	(6,635,296)	343,821

Other comprehensive income
Foreign currency translation adjustment	(314,780)	(881,991)
Total comprehensive loss	$(6,950,076)	$(538,170)

Earnings per share - Basic:
Net income (loss)	(0.29)	0.02

Earnings per share - Diluted:
Net income (loss)	(0.29)	0.02

Weighted average number of common shares outstanding - basic	22,814,035	16,522,099
Weighted average number of common shares outstanding - diluted	22,814,035	16,522,099

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHODERS’ EQUITY

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Gain/(Loss)	Equity
Balance, December 31, 2017	1,311,148	$1,311	15,202,965	$15,203	$24,455,291	$458,334	$(14,583,080)	$323,776	$10,670,835
Issuance of common stock for cash	-	-	247,700	248	307,352	-	-	-	307,600
Issuance of common stock for consulting services	-	-	1,277,918	1,278	2,181,271	-	-	-	2,182,549
Issuance of common shares for salary payment	-	-	30,632	31	25,270				25,301
Conversion of convertible note	-	-	126,045	126	78,273	-	-	-	78,399
Net income	-	-	-	-	-	-	343,821	-	343,821
Statutory reserve	-	-	-	-	-	564,271	(564,271)	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(881,991)	(881,991)
Balance, December 31, 2018	1,311,148	$1,311	16,885,260	$16,886	$27,047,457	$1,022,605	$(14,803,530)	$(558,215)	$12,726,514
Issuance of common stock for cash	-	-	220,000	220	175,780	-	-	-	176,000
Issuance of common stock for consulting services	-	-	784,999	785	672,065	-	-	-	672,850
Issuance of common shares for salary payment	-	-	124,484	124	34,614				34,738
Conversion of convertible note	-	-	62,523,923	62,524	510,705	-	-	-	573,229
Issuance of common shares as convertible note issuance costs			273,333	273	121,551				121,824
Issuance of common shares for Liabilities settlement			300,000	300	221,700				222,000
Issuance of common shares for convertible notes			1,420,000	1,420	(1,420)				-
Fair value of beneficial conversion feature of convertible note					1,430,509				1,430,509
Financing expense of issuance of convertible note					677,700				677,700
Net loss	-	-	-	-	-		(6,635,296)	-	(6,635,296)
Appropriation of statutory Reserve						307,736	(307,736)		-
Reverse of statutory reserve for disposal of subsidiaries						(588,054)	588,054		-
Foreign currency translation adjustments	-	-	-	-	-	-	-	(314,780)	(314,780)
Balance, December 31, 2019	1,311,148	$1,311	82,531,999	$82,532	$30,890,661	$742,287	$(21,158,508)	$(872,995)	$9,685,288

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018

Cash flow from continuing operating activities:
Net income (loss)	$(6,635,296)	$343,821
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	47,953	27,947
Bad debt	254,922	19,844
Provision for deferred cost of goods sold	2,411,006	-
Impairment loss on equipment	8,299	-
Accrued interest	1,369,135	634,874
Stock compensation for consulting services and salary payment	1,853,704	2,207,850
Financing cost of convertible note	704,900	-
Gain on derivative liabilities	(101,765)	(241,312)
Loss on disposal of subsidiaries	3,527,254	-
Changes in continuing operating assets and liabilities:
Accounts receivable	3,405,344	(6,989,810)
Prepaid expenses	1,167,522	52,895
Other receivables	50,998	(221,388)
Notes receivable	(7,221,795)	-
Advance to suppliers	(316,776)	(3,926,197)
Due from related parties-non-trade	(22,719)	6,128
Inventories	1,603,772	994,483
Deferred cost of goods sold	-	(5,108,265)
Deferred tax assets	(431,655)	-
Accounts payable	(1,466,971)	(97,108)
Salary payable	478,786	763,005
Taxes payable	2,118,185	1,938,545
Advances from customers	535,753	68,711
Lease liability	(14,155)	-
Other payables and accruals	262,010	887,204
Deferred revenue	(3,405,344)	6,989,810
Net cash provided by (used in) operating activities	183,067	(1,648,963)

Cash flows from investing activities:
Loan to a third party	(2,070,173)	-
Purchase of property, plant and equipment	-	(52,992)
Cash disposed in subsidiaries	(349)	-
Net cash used in investing activities	(2,070,522)	(52,992)

Cash flows from financing activities:
Working capital borrowed from (repaid to) related parties	(322,164)	252,171
Proceeds from sale of common stock	176,000	307,600
Proceeds from convertible note	1,628,250	-
Net cash provided by financing activities	1,482,086	559,771

Effect of exchange rate change	405,475	66,504

Cash and cash equivalents:
Net increase/(decrease)	106	(1,075,680)
Balance at beginning of year	7,859	1,083,539
Balance at end of year	$7,965	$7,859

The accompanying notes are an integral part of these consolidated financial statements.

KIWA BIO-TECH PRODUCTS GROUP CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

1. Description of Business and Organization

Organization

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

The Company currently mainly operates its business through Kiwa Bio-Tech (Yangling) Co., Ltd. (“Kiwa Yangling”), which incorporated in March 2018, Kiwa Bio-Tech Products (Hebei) Co., Ltd. (“Kiwa Hebei”), which was incorporated in China in December 2016, and The Institute of Kiwa-Yangling Ecological Agriculture and Environment Research Co., Ltd. (“Kiwa Institute”), which incorporated in March 2018.

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

On October 21, 2019, the Company transferred all of its right, title and interest in Kiwa Bio-Tech Asia Holdings (Shenzhen) Ltd. (Kiwa Asia), Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (“Kiwa Beijing”), Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”), and Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. Xian Branch, (“Kiwa Xian”), to the Hong Kong Sano Group Co., Ltd. for a consideration of HKD 17,000,000 equivalent of US $2,169,862. As Kiwa Asia, Kiwa Shenzhen, Kiwa Beijing, and Kiwa Xian has transferred all of their bio-technological products business to Kiwa Yangling, the Company conduct the same business of bio-technological products before and after the disposal of these entities. These disposed subsidiaries did not operate or generate any revenue in 2019. This restructuring did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the results of operations for Kiwa Asia, Kiwa Shenzhen, Kiwa Beijing, and Kiwa Xian were not reported as discontinued operations under the guidance of Accounting Standards Codification (“ASC”) 205.

Business

The Company develops, manufactures, distributes and markets innovative, cost-effective and environmentally safe bio-technological products for agricultural use. Our products are designed to enhance the quality of human life by increasing the value, quality and productivity of crops and decreasing the negative environmental impact of chemicals and other wastes.

2. Liquidity

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2019 and 2018, the Company had an accumulated deficit of $21,158,508 and $14,803,530, respectively, and the Company incurred a net loss of $6,635,296 for the year ended December 31, 2019. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company sold Convertible Promissory Notes (“Notes”) in the aggregate principal amount of $1,901,250 for the year ended December 31, 2019. As of December 31, 2019, the Company’s working capital was approximately $8.6 million, however, the Company had only cash of $7,965, with remaining current assets mainly composed of advance to suppliers, notes receivable, other receivables, and prepaid expenses.

Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets and the future operating revenues generated from its products. Because the Chinese Government is continuously to promote green environment and implement quality standards and environmentally sensitive policies in the Agricultural industry, the Company expects its revenues from its innovated and highly effective products, Compound Microbial Fertilizer and Bio-Water Soluble Fertilizer, will continue to grow in its business. In addition, the Company’s marketing team is expanding to the Western areas of China and Hainan province and it expects its revenues will continue to grow in 2020. Meanwhile, the Company expects to continue to gain market shares in its existing sales channel bases in the Northern and the Southern areas of China due to the good quality of the products and better reputation in the industry.

Management has considered its historical experience, the economic environment, trends in the Agricultural industry, the realization of the notes receivables, other receivables, advance to suppliers and other receivables as of December 31, 2019. The Company expects to realize the balance of its current assets within the normal operating cycle of a twelve-month period. If the Company is unable to realize its current assets within the normal operating cycle of a twelve-month period, the Company may have to consider supplementing its available sources of funds through the following sources:

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (FASB ASC Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. This did not result in an adjustment to the retained earnings upon adoption of this new guidance as the Company’s revenue was recognized based on the amount of consideration we expect to receive in exchange for satisfying the performance obligations.

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

The Company accounts for a contract with a customer when the contract is committed in writing, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration to collect is substantially probable.

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

Deferred Revenue and Deferred Cost of Goods Sold

Deferred revenue and deferred cost of goods sold result from transactions where the Company has shipped product for which all revenue recognition criteria under the five-step model have not yet been met. Though these contracts are not considered a contract under ASC 606, they are legally enforceable, and the Company has an unconditional and immediate right to payment after the Company has shipped products, therefore, the Company recognizes a receivable and a corresponding deferred revenue upon shipment. Deferred cost of goods sold includes direct inventory costs. Once all revenue recognition criteria under the five-step model have been met, the deferred revenues and associated cost of goods sold are recognized. The Company’s provision for deferred cost of goods sold is made based on historical collection experience on such related accounts receivable and realizability of deferred revenue. The Company has $2,411,006 and nil provision of deferred cost of goods sold for the years ended December 31, 2019 and 2018, respectively.

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

FASB ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes,” defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. United States federal, state and local income tax returns prior to 2015 are not subject to examination by any applicable tax authorities. PRC tax returns filed for 2016, 2017 and 2018 are subject to examination by any applicable tax authorities.

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

Other comprehensive income for the years ended December 31, 2019 and 2018 represented foreign currency translation adjustments and were included in the unaudited condensed consolidated statements of operations and comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the unaudited condensed consolidated financial statements were as follows:

	As of December 31,
	2019	2018
Balance sheet items, except for equity accounts	6.9860	6.8761

	Years ended December 31,
	2019	2018
Items in the statements of operations and comprehensive income/(loss)	6.9072	6.6146

The exchange rates used to translate amounts in HKD into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of December 31,
	2019	2018
Balance sheet items, except for equity accounts	7.7872	7.8297

	Years ended December 31,
	2019	2018
Items in the statements of operations and comprehensive income/(loss)	7.8346	7.8370

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

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The adoption of this ASU on January 1, 2020 did not have a material effect on the Company’s consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. The amendments in Update 2016-13 address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. ASU 2019-05 is effective for the Company for annual reporting periods beginning after December 15, 2019. The adoption of this ASU on January 1, 2020 did not have a material effect on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s consolidated financial statement presentation or disclosures.

4. Accounts receivable, net

As of December 31, 2019 and December 31, 2018, we had nil and $6.8 million, respectively, of accounts receivable from the Company’s customers. The Company’s current payment terms on these customers are ranging typically from 60 days to 9 months after receipts of the goods depending on the creditworthiness of these customers. These customers are either agricultural cooperative company or distributors who then resell the Company’s products to individual farmers.

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

Accounts receivable consisted of the following:

	December 31, 2019	December 31, 2018
Accounts receivable	$-	$6,751,113
Less: Allowance for doubtful debt	-	-
Accounts receivable, net	$-	$6,751,113

5. Other receivables, net

Other receivables consisted of the following:

	December 31, 2019	December 31, 2018
Consideration receivable from sales of subsidiaries (1)	$2,183,070	$-
Rent deposits and others	277,176	323,362
Other receivables	$2,460,246	$323,362
Allowance for other receivables	(252,047)	-
Other receivables, net	$2,208,199	$323,362

(1)	On October 21, 2019, the Company transferred all of its right, title and interest in Kiwa Bio-Tech Asia Holdings (Shenzhen) Ltd. (Kiwa Asia), Kiwa Baiao Bio-Tech (Beijing) Co., Ltd. (“Kiwa Beijing”), Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. (“Kiwa Shenzhen”), and Kiwa Bio-Tech Products (Shenzhen) Co., Ltd. Xian Branch Company, (“Kiwa Xian”), to the Hong Kong Sino Group Co., Ltd. for the HKD 17,000,000, equivalent of approximately US $2.2 million.

6. Loan to a third party

	December 31, 2019	December 31, 2018
Yangling SanKang Life Agricultural Development Co. Ltd	2,046,822	-
Loan to third parties	$2,046,822	$-

On October 10, 2019, the Company loan approximately RMB 14.3 million (approximately US$ 2.0 million) to Yangling Sankang Agriculture Development Ltd. The repayment date is June 30, 2020, the monthly interest rate is 1% after January 1, 2020.

7. Prepaid expenses

Prepaid expenses consisted of the following:

	Notes	December 31, 2019	December 31, 2018
Prepaid office rent		$1,491	$4,921
Prepaid government filing expense		6,000	7,000
Prepaid consulting expenses	(1)	1,084,436	2,230,553
Others		-	17,091
Total		$1,091,927	$2,259,565

(1) Prepaid consulting expenses represent issuance of common stock for prepaid services. As of December 31, 2019, the Company evaluated the performance of the consultants and concluded all the contracts were on schedule of delivery. The company amortized the consulting fee over the service periods per agreements based on the progress of services delivered. For the years ended December 31, 2019 and 2018, the prepaid consulting expenses totaled $672,849 and $2,242,050, respectively. For the years ended December 31, 2019 and 2018, the amortization of consulting expense was $1,890,628 and $2,403,770, respectively.

8. Advance to suppliers

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

As of December 31, 2019 and December 31, 2018, advance to suppliers consisted of the following:

	December 31, 2019	December 31, 2018
Advance to suppliers	$10,274,222	$15,763,198
Less: provisions for advance to suppliers	-	-
Advance to suppliers, net	$10,274,222	$15,763,198

9. Inventory

Inventory consisted of the following:

	December 31, 2019	December 31, 2018
Raw materials	$-	$1,358,384
Finished goods	31,506	253,331
Packing materials	-	31,318
Total	$31,506	$1,643,033

10. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	December 31, 2019	December 31, 2018
Property, Plant and Equipment
Office equipment	$5,586	$17,451
Furniture and fixture	8,225	27,312
Leasehold improvements	43,172	130,357
Construction in progress	-	25,305
Others	-	1,047
Property, plant and equipment - total	56,983	201,472
Less: accumulated depreciation	(23,723)	(108,291)
Property, plant and equipment - net	$33,260	$93,181

Depreciation expense was $30,850, and $27,947 for the years ended December 31, 2019 and 2018, respectively.

11. Deposit for long-term investment

On June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.1 million). As of December 31, 2019, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.7 million). Since the Company had received an approval from relevant authorities to obtain a land purchase discount from the Yangling Free Trade Zone to construct a new manufacturing facility for bio-fertilizers, the Company decided to abandon its plan to build a production base in Penglai and has initiated the process of refund of the deposits. The Company expected to collect all of the deposits within one year.

12. Salary payable

	December 31, 2019	December 31, 2018
Ms. Yvonne Wang (“Ms. Wang”)	$343,000	$259,000
Hon Man Yun (“Mr. Yun”)	164,992	60,702
Other Employees	367,274	705,257
Total	$875,266	$1,024,959

Ms. Wang served as Chairman of the Board since November 2015 and served as Secretary since March 2020. No salary was paid to Ms. Wang since December 2015. Mr. Yun was the Chief Financial Officer of the Company since April 2018. The Company expects to be in negotiations with Mr. Yun and Ms. Wang to settle these obligations.

13. Related party transactions

Due from related parties – non-trade

Amounts due from related parties consisted of the following as of December 31, 2019 and 2018:

Item	Nature	Notes	December 31, 2019	December 31, 2018
Mr. Xiaoqiang Yu	Non-trade	(1)	11,240	12,108
Ms. Feng Li (“Ms. Li”)	Non-trade	(2)	23,140	-
Total			$34,830	$12,108

(1) Mr. Xiaoqiang Yu

During the year ended December 31, 2019, Mr. Xiaoqiang Yu, the COO of the Company, obtained a cash advance from the Company for operational purpose. As of December 31, 2019 and December 31, 2018, the amount due from Mr. Xiaoqiang Yu was $11,240 and $12,108, respectively.

(2) Ms. Feng Li

Ms. Feng Li is a member of the Company’s board of directors and shareholder of the Company. Ms. Li held approximately 11% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock. Ms. Feng Li obtained a cash advance from the company for operational purpose. As of December 31, 2019 and December 31, 2018, the amount due from Ms. Feng Li was $23,141 and nil, respectively.

Due to related parties

Amounts due to related parties consisted of the following as of December 31, 2019 and 2018:

Item	Nature	Notes	December 31, 2019	December 31, 2018
Ms. Wang	Non-trade	(1)	247,619	534,563
Ms. Feng Li (“Ms. Li”)	Non-trade	(2)	-	36,358
Yangling Kangxi Agricultural Technology Development Co., Ltd.	Non-trade	(3)	1,002
Total			$248,617	$570,921

(1) Ms. Wang

Effective November 20, 2015, the Company appointed Ms. Wang as the Chairman of the Board and effective August 11, 2016, the Company’s Board of Directors has assigned Ms. Wang the additional titles of Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer. On April 15, 2018, Ms. Wang turned over the Acting Chief Financial Officer to her successor. On March 4, 2020, Yvonne Wang submitted her resignation as Chief Executive Officer. Her position now is the secretary of Kiwa Bio-Tech Products Group Corp.

During the years ended December 31, 2019 and 2018, Ms. Wang paid various expenses on behalf of the Company. As of December 31, 2019 and 2018, the amount due to Ms. Wang was $247,619 and $534,563, respectively.

(2) Ms. Feng Li

Ms. Feng Li is a member of the Company’s board of directors and shareholder of the Company. Ms. Li held approximately 11% of the Company’s Common Stock and 50% of the Company’s Series A Preferred Stock. Ms. Feng Li paid various expenses on behalf of the Company. As of December 31, 2019 and 2018, the amount due to Ms. Feng Li was nil and $36,358, respectively.

(3) Yangling Kangxi Agricultural Technology Development Co., Ltd. (Kangxi)

Yangling Kangxi Agricultural Technology Development Co., Ltd. (Kangxi) is the Company’s affiliate established by Kiwa Yangling on November 21, 2019 with registered capital of RMB 1 million. Kiwa Yangling owned 40% of shareholder interests of Kangxi. As of December 31, 2019, Kiwa Yangling has not made any capital contribution Kangxi’s business will be focusing on soil remediation projects. As of December 31, 2019, Kangxi has not commenced operations. The balance due to Kangxi represents the advance for assisting to handle Kangxi’s business license. The amount was subsequently recorded as other income upon the service completion..

14. Convertible notes payable

Convertible notes payable consisted of the following:

	December 31, 2019	December 31, 2018
6% secured convertible notes – FirsTrust Group Inc. (1)	$185,867	$125,692
15% convertible notes- Mr. Geng Liu (2)	143,145	145,431
15% convertible notes- Mr. Junwei Zheng (3)	787,294	799,870
12% convertible notes- Labrys (4)	940,250	-
12% convertible notes- TFK (5)	-	-
12% convertible notes- EMA (6)	303,847
12% convertible notes- Firstfire (7)	100,000
12% convertible notes- GRR (8)	153,000
12% convertible notes- Morningview (9)	135,000
Less: notes discount	(273,559)	(99,907)
Convertible notes payable - total	$2,474,844	$971,086
Non-current	97,895	-
Current	$2,376,949	$971,086

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

The Company also incurs a financial liquidated damages in cash or shares at the option of the Company (equal to 2% of the outstanding amount of the Notes per month plus accrued and unpaid interest on the Notes, prorated for partial months) if it breaches any affirmative covenants in the Purchase Agreement, including a covenant to maintain a sufficient number of authorized shares under its Certificate of Incorporation to cover at least 110% of the stock issuable upon full conversion of the Notes. Pursuant to the relevant provisions for liquidated damages in Purchase Agreement, the Company has accrued the amounts of $78,540 and $75,280 for liquidated damages for the years ended December 31, 2019 and 2018, respectively. The Company also accrued $19,939 and $16,914 for interest at the rate of 15% per annum for the years ended December 31, 2019 and 2018, respectively. The total 15% accrued interests were $174,911 and $177,372 at December 31, 2019 and 2018, respectively. The total accrued liquidated damages were $592,078 and $555,538 at December 31, 2019 and 2018, respectively.

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

On March 26, 2019, the Company has entered into a First Amendment to Settlement Agreement and Release (“First Amendment Agreement”) with FirsTrust to settle the 6% secured convertible notes together with the promissory notes as disclosed under Note 13 plus interest and penalties with a total payable of approximately $2.3 million as of the date of the First Amendment Agreement was entered. The Company has agreed to make a payment of approximately $29,789 (RMB200,000), which has been paid on April 1, 2019, to enter into this Amendment and settled with the total outstanding balance of $1.3 million to be due under the terms of the First Amendment Agreement by June 30, 2019. If such settled outstanding balance was not made by June 30, 2019, it will deem the First Amendment Agreement to be ineffective and the Company will need to continue to pay FirsTrust the amount set forth in the Settlement Agreement.

As of this date, the Company remains in default of the Settlement Agreement and Release and is in the process of raising funds to retire these obligations. Notwithstanding, there is no guarantee that the Company will be successful in these efforts and that FirsTrust will not exercise all rights available to it under the applicable agreements between the parties.

On February 13, 2019, the Company received notice from FirsTrust that the Company has failed to make cash payment according to Sections 1 and 2 of the Settlement Agreement. FirsTrust advised the Company that it was in breach of the Settlement Agreement and that all interest and penalties applicable to the Promissory Note and 6% Note will continue to accrue so long as the Promissory Note and 6% Note remain in default. FirsTrust advised the Company that it believed that it had the right to immediately effect further conversions of 6% Note and that they would be reviewing various options to enforce the Company’s payment obligations under the Promissory Note, 6% Note and Settlement Agreement. In the meantime, FirsTrust has continued to effect conversions pursuant to the Promissory Note and 6% Note.

In January and February of 2020, the Company issued a total of 13,773,125 common shares to FirsTrust Group, Inc. for the conversion of convertible note. According to the convertible note agreement, the conversion price is based on a 40% discount to the average of the lowest three days trading price of the Company’s common stock on the OTC Bulletin Board over a 20-day trading period per the convertible notes agreement. As the carrying value of the notes and the intrinsic value of that conversion feature equaled to the fair value of the 13,773,125 common shares at $0.01 per share, no gain or loss were recognized upon this conversion.

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

For the years ended December 31, 2019 and 2018, the Company recorded interest expense of $21,746 and $24,945 on the note, including the amortization of the debt discount resulting from the value of beneficial conversion feature, and the carrying value of the note as at December 31, 2019 was $143,145.

(3) 15% convertible notes- Mr. Junwei Zheng

On May 9, 2017, the Company entered a Convertible Note Agreement with Mr. Junwei Zheng with principal of RMB 30 million. The note bears interest at 15% per annum and will mature on May 8, 2019. Before the maturity date, the Note holder has an option to convert partial or all of the outstanding principal and accrued interest to the Company’s common shares with a conversion price of $3.5 per share. On August 17, 2018, the Company does not expect that the remaining funds will ever be so advanced. As of December 31, 2019, the Company has received principal totaled RMB 5.5 million ($787,294 equivalent USD at December 31, 2019) out of the RMB 30 million Convertible Note Agreement. On May 7, 2019, the Company reached an agreement with Mr. Junwei Zheng that the maturity date will be extended to May 8, 2020.

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

The fair value of embedded conversion feature were calculated using the BlackScholesMerton model based on the following variables at inception on May 9, 2017:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 260.8% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 1.37%, for the conversion options

●	Expected lives of 2.0 years

●	Market price at issuance date of $2.7

The fair value of embedded conversion feature was calculated using the BlackScholesMerton model based on the following variables on December 31, 2018:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 204.73% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 2.49%, for the conversion options

●	Expected lives of 0.33 years

●	Market price at re-measurement date of $0.50

The fair value of embedded conversion feature were calculated using the BlackScholesMerton model based on the following variables on May 7, 2019:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 192.48% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 2.37%, for the conversion options

●	Expected lives of 1.00 years

●	Market price at re-measurement date of $0.95

The fair value of embedded conversion feature was calculated using the BlackScholesMerton model based on the following variables on December 31, 2019:

●	Strike price of $3.5, for the conversion options

●	Expected volatility of 204.73% calculated using the Company’s historical price of its common stock

●	Expected dividend yield of 0%

●	Risk-free interest rate of 1.57%, for the conversion options

●	Expected lives of 0.33 years

●	Market price at re-measurement date of $0.02

For the years ended December 31, 2019 and 2018, the Company recorded interest expense of $281,470 and $409,798, respectively on the note, including the amortization of the debt discount resulting from the value of the embedded conversion feature, and the carrying value of the note as of December 31, 2019 and 2018 was $754,110 and $699,963, respectively.

(4) 12% convertible notes- Labrys

On February 27, 2019, the Company entered into a Convertible Note Agreement with Labrys Fund, LP (“Labrys”), for the principal amount of $1,365,000 (the “Note”). The Note carries an Original Issue Discount of $102,375, bears interest at the rate of 12% per annum and must be repaid on or before 180 calendar days after the funding date of the respective tranche. The amounts advanced under the Note may be converted by Labrys at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 60% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion. As of December 31, 2019, the Company has received principal totaled $1,213,250 out of the $1,365,000 Convertible Note Agreement.

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

On August 28, 2019, the Company released 420,000 shares of the Company’s common stock with a fair value of $336,000 to Labrys as a penalty due to the Company was not able to repay the Note upon the maturity date. On September 15, 2019, the Company released 390,000 shares of the Company’s common stock with a fair value of $210,600 to Labrys as a penalty due to the Company was not able to repay the Note upon the maturity date. The fair value of the released shares are determined using the closing price of the date of Note default. The Company recorded $546,600 as financing expense during the year ended December 31, 2019.

On September 25, 2019, the Company repaid $90,000 to Labrys. On October 12, 2019, the Company repaid $202,691 to Labrys.

On October 24, 2019, the Note became default due to insufficient shares for issuance. For the year ended December 31, 2019, the Company recorded $498,564 default penalty amount.

For the year ended December 31, 2019, the Company issued total 25,017,964 common shares to Labrys for the conversion of $115,612 interests and $109,928 default penalties of the convertible note. For the year ended December 31, 2019, the Company recorded interest expense of $1,362,983 on the note, including the amortization of the debt discount of $1,202,500 resulting from the value of beneficial conversion feature, and the carrying value of the note as at December 31, 2019 was $940,250.

On February 5, 2020, the Company executed a Securities Purchase Agreement (the “SPA”) between Labrys Fund, LP and the Company, pursuant to which Labrys purchased from the Company a Convertible Promissory Note in the principal amount of $375,000 (the “Note”) dated February 5, 2020. The Note carries an Original Issue Discount of $37,500, bears interest at the rate of 12% per annum and must be repaid on or before 180 calendar days after the funding date of each respective tranche (each a “Maturity Date”). The Note may be prepaid at any time before Maturity Date without any prepayment penalty. The amounts advanced under the Note may be converted by Labrys at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 70% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion.

(5) 12% convertible notes- TFK

On March 21, 2019, the Company entered into a Convertible Note Agreement with TFK Investments Inc. (“TFK”), for the principal amount of $300,000 (the “Note”). The Note carries an Original Issue Discount of $28,500, bears interest at the rate of 12% per annum and must be repaid on or before 180 calendar days after the funding date of the respective tranche. The amounts advanced under the Note may be converted by TFK at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 60% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion. As of December 31, 2019, the Company has received principal totaled $150,000 out of the $300,000 Convertible Note Agreement.

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

On September 22, 2019, the Company released 230,000 shares of the Company’s common stock with a fair value of $131,100 to TFK as a penalty due to the Company was not able to repay the Note upon the maturity date. The fair value of the released shares are determined using the closing price of the date of Note default. The Company recorded $131,100 as financing expense during the year ended December 31, 2019.

On October 24, 2019, the Note became default due to insufficient shares for issuance. For the year ended December 31, 2019, the Company recorded $75,000 default penalty amount.

For the year ended December 31, 2019, the Company issued total 37,109,964 common shares to TFK for the conversion of $150,000 principle amounts, $17,089 interests, and $75,000 default penalties of the convertible note. For the year ended December 31, 2019, the Company recorded interest expense of $173,761 on the note, including the amortization of the debt discount of $150,000 resulting from the value of beneficial conversion feature, and the carrying value of the note as at December 31, 2019 was $0.

On February 5, 2020, the Company executed a Securities Purchase Agreement (the “SPA”) between TFK Investments, LLC (“TFK”) and the Company, pursuant to which TFK purchased from the Company a Convertible Promissory Note in the principal amount of $375,000 (the “Note”) dated February 5, 2020. The Note carries an Original Issue Discount of $37,500, bears interest at the rate of 12% per annum and must be repaid on or before 180 calendar days after the funding date of the respective tranche (each a “Maturity Date”). The Note may be prepaid at any time before Maturity Date without any prepayment penalty. The Note may be prepaid at any time before Maturity Date without any prepayment penalty. The amounts advanced under the Note may be converted by Labrys at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 70% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion.

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

On October 24, 2019, the Note became default due to insufficient shares for issuance. For the year ended December 31, 2019, the Company recorded $153,847 default principle amount.

For the year ended December 31, 2019, the Company recorded interest expense of $42,541 on the note, including the amortization of the debt discount of $28,156 resulting from the value of beneficial conversion feature, and the carrying value of the note as at December 31, 2019 was $262,534.

On February 12, 2020, the Company completed a debt settlement, repaid $250,000 of principal, interest and penalty balances to EMA Financial, LLC.

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

For the year ended December 31, 2019, the Company recorded interest expense of $28,989 on the note, including the amortization of the debt discount of $25,767 resulting from the value of beneficial conversion feature, and the carrying value of the note as at December 31, 2019 was $30,767.

On February 10, 2020, the Company completed a debt settlement, repaid $135,000 of principal, interest and penalty balances to Firstfire Global Opportunities Fund LLC.

(8) 12% convertible notes- GRR

On October 7, 2019, the Company entered into a Convertible Note Agreement with Geneva Roth Remark Holdings, Inc. (“GRR”), for the principal amount of $153,000 (the “Note”). The Note bears interest at the rate of 12% per annum and must be repaid on or before April 7, 2021. The amounts advanced under the Note may be converted by GRR at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 60% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion.

In addition, the notes are convertible into shares of the common stock, at conversion price equal to 60% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion, which is lower than the price of the Company’s common stock on the date of issue. Therefore, the conversion feature embedded in the convertible note meet the definition of beneficial conversion feature (“BCF”). The Company evaluated the intrinsic value of the BCF as $64,984 at the issue date. The relative fair values of the BCF were recorded into additional paid in capital.

For the year ended December 31, 2019, the Company recorded interest expense of $14,004 on the note, including the amortization of the debt discount of $9,879 resulting from the value of beneficial conversion feature, and the carrying value of the note as at December 31, 2019 was $97,913.

(9) 12% convertible notes- Morningview

On October 7, 2019, the Company entered into a Convertible Note Agreement with Morningveiw Financial, LLC. (“Morningview”), for the principal amount of $135,000 (the “Note”). The Note carries an Original Issue Discount of 6,750, bears interest at the rate of 12% per annum and must be repaid on or before 12 months after the funding date of the respective tranche. The amounts advanced under the Note may be converted by Morningview at any time after 180 days from the date of the Note into shares of Company common stock at a conversion price equal to 60% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion.

In addition, the Company issued 125,000 shares of the Company’s common stock with a fair value of $25,875, determined using the closing price of the agreement date of $0.21 per shares in connection with these issuances along with the original issue discount of $6,750 were recognized as discounts from the principal amount to be amortized over 365 days.

Furthermore, the notes are convertible into shares of the common stock, at conversion price equal to 60% of the lowest trading price during the 20 trading day period prior to the date of any notice of conversion, which is lower than the price of the Company’s common stock on the date of issue. Therefore, the conversion feature embedded in the convertible note meet the definition of beneficial conversion feature (“BCF”). The Company evaluated the intrinsic value of the BCF as $63,750 at the issue date. The relative fair values of the BCF were recorded into additional paid in capital.

For the year ended December 31, 2019, the Company recorded interest expense of $25,290 on the note, including the amortization of the debt discount of $21,695 resulting from the value of beneficial conversion feature, and the carrying value of the note as at December 31, 2019 was $60,258.

15. Note payable

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

On March 26, 2019, the Company has entered into the First Amendment Agreement with FirsTrust to settle the promissory notes together with the 6% secured convertible notes as disclosed under Note 13 plus interest and penalties with a total payable of approximately $2.3 million as of the date of the First Amendment Agreement was entered. The Company has agreed to make a payment of $29,789 (RMB200,000) ), which has been paid on April 1, 2019, to enter into this Amendment, and settled with the total outstanding balance of $1.3 million to be due under the terms of the First Amendment Agreement by June 30, 2019. On March 26, 2019, the Company issued 300,000 shares to FirsTrust Group Inc. for debt settlement under the terms of the Settlement Agreement and Release (“Settlement Agreement”) with FirsTrust to settle the Promissory Note. The Company has not performed its obligations in the First Amendment Agreement, and considered the payment terms as default and continued to accrue its interest after June 30, 2019.

As of December 31, 2019, all of $360,000 of Promissory Note to FirsTrust is still outstanding, and total accrued interest of the Promissory Note is $1,129,300. The Company accrued $90,000 and $90,000 interest expense on note payable for the years ended December 31, 2019 and 2018, respectively.

On November 15, 2019, FirsTrust Group, Inc. filed a Complaint for Breach of Contract in Cobb County Superior Court, Georgia (Matter # 19108353) seeking damages in the aggregate amount of $3,914,447, which included accrued interest through October 31, 2019. On January 28, 2020, FirsTrust Group filed a Motion for Default Judgment against the Company regarding 6% secured convertible notes (Note 14) and the Promissory Note in the principal amount of $2,286,000 plus interest and other damages in the amount of $114,850, attorney fees in the amount of $240,190 and costs in the amount of $299.91. On March 11, 2020, the Cobb County Superior Court issuawarded a Default Judgment against the Company in the amount prayed. Interest accrues on this judgment at the annual rate of 15% as of the date the judgment was granted (i.e., March 11, 2020). The amount of daily interest currently accruing on this judgment is $1,100.89. The Company has not paid any amount of this judgment as of the date of this disclosure. The Company has not discussed a potential settlement with the judgment creditor as of the date of this disclosure. The Company will discuss with FirsTrust which respect to a potential settlement of this matter, however, there is no guarantee that any settlement will be reached. As of date of this disclosure, to the best of the Company’s knowledge, FirsTrust has not undertaken any collection activities other than obtaining the Default Judgment. At this time, it is not possible to predict the ultimate outcome of the matter and the financial impact, if any, as a result thereof aside from the liability of the judgment itself and the interest currently accruing thereon.

16. Other payable and accruals

Other payable consisted of the following:

	Notes	December 31, 2019	December 31, 2018
Stock subscription proceeds received in advance	(1)	$1,685,134	$1,692,454
Accrued expenses		241,206	219,033
R&D expense payable		431,009	431,009
Others		516,207	597,592
		$2,873,556	$2,940,088

(1) The Company received $458,059 (RMB 3.2 million, revalued as $458,059 as at December 31, 2019) in 2016 from two unrelated potential investors, and additionally received $1,227,075 in 2017 from three unrelated potential investors pending for stock issuances. The Company is in the process of negotiating the issuance price per shares of these stock subscriptions with the investors.

17. Stockholders’ equity

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

Authorized common stock

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

During the year ended December 31, 2019, the Company issued 220,000 common shares to two individuals residing in China for net proceeds of $176,000. The sales were completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

During the year ended December 31, 2019, the Company entered into three consulting agreements and issued 784,999 shares of common stock to consultants for IR and business development services based on market price of the shares at the transaction dates. The valuation of the shares utilized an average issuance price of $0.86 per share.

During the year ended December 31, 2019, the Company issued 124,484 common shares to one officer for salary payment based on the average stock price of his service period which valued at $34,738.

During the year ended December 31, 2019, the Company issued 1,420,000 common shares as a contingent shares to be released to the holders of the Convertible Notes if the Company is not able to repay the Convertible Notes at maturity date. As of December 31, 2019, 1,040,000 common shares are released to the holders of the Convertible Notes as discussed in Note 14 (4 & 5).

Conversion of convertible note

During the year ended December 31, 2018, the Company issued total 126,045 common shares at an average issuance price of $$0.62 per share for the conversion of convertible note.

During the year ended December 31, 2019, the Company issued total 62,523,923 common shares at an average issuance price of $$0.01 per share for the conversion of convertible note.

Additional paid-in-capital

As disclosed in Note 14, in February, March, September, and October 2019, the Company issued in the principal amount of $1,901,250 convertible notes with BCF embedded. The Company evaluated the intrinsic value of the BCF as $1,430,509, at the issue date and recorded the amount into additional paid in capital. All other amounts recorded in additional paid in capital are derived from issuance of preferred shares or common shares as disclosed in the above.

18. Stock-based compensation

On March 15, 2017, the Board of Directors approved a new stock option plan with ten years’ term. As of December 31, 2019, the Company has not granted any incentive compensation under this plan.

19. Fair value measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities recorded at fair value on recurring basis that were accounted for at fair value as of:

December 31, 2018

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	—	$6,621	$6,621
Total	—	—	$6,621	$6,621

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018:

	Year ended December 31, 2019	Year ended December 31, 2018

Beginning balance	$6,621	$247,933
Increase in derivative liabilities	95,144	-
Change in fair value of derivative liabilities	(101,765)	(241,312)
Ending balance	$-	$6,621

20. Income taxes

In accordance with the current tax laws in the U.S., the Company is subject to a federal corporate tax rate of 21% on its taxable income for the years ended December 31, 2019 and 2018. No provision for taxes is made for U.S. income tax for the years ended December 31, 2019 and 2018 as the Company has no taxable income in the U.S for these years.

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits.

For purposes of the inclusion of GILTI, the Company has determined the taxable off-shore earnings in the amount of $904,487 for the year ended December 31, 2019, which has been fully offset by the current year tax loss of Kiwa US in the amount of $5.0 million. Therefore, this is no accrual of US income tax for GILTI as of December 31, 2019.

In accordance with the current tax laws in China, Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian, Kiwa Hebei, Kiwa Yangling, and Kiwa Institute are subject to a corporate income tax rate of 25% on its taxable income. Kiwa Beijing, Kiwa Shenzhen, Kiwa Xian, Kiwa Hebei, and Kiwa Institute have not provided for any corporate income taxes since each had no taxable income for the year ended December 31, 2019. For the year ended December 31, 2019, Kiwa Yangling recorded income tax provision for approximately $1,660,081.

In accordance with the relevant tax laws in the British Virgin Islands, Kiwa BVI, as an International Business Company, is exempt from income taxes in the BVI.

A reconciliation of the provision for income taxes from continuing operation determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2019	2018
Pre-tax income (loss)	$(4,975,215)	$2,250,043

U.S. federal corporate income tax rate	21%	21%
Income tax expense computed at U.S. federal corporation income tax rate	(1,044,795)	472,509
Reconciling items:
Rate differential	355,645	260,451
Change of valuation allowance	1,577,292	438,698
Deductible loss from disposal of subsidiaries	581,997	-
Utilization of NOL	189,942	734,564
Income tax expenses	$1,660,081	$1,906,222

The Company had deferred tax assets from continuing operation as follows:

	December 31, 2019	December 31, 2018

Net operating losses carried forward by parent Company in the US	$2,123,316	$1,676,335
Net operating losses carried forward by China Subsidiaries	35,079	821,089
Provision for deferred cost of goods sold	5,915	-
Accrued expense	357,859
Allowance for bad debt	63,012
Less: Valuation allowance	(2,158,395)	(2,497,424)
Net deferred tax assets	$426,786	$-

As of December 31, 2019 and 2018, the Company had approximately $10.3 million and $11.3 million net operating loss carryforwards available to reduce future taxable income. Net operating loss of the parent Company could be carried forward and taken against any taxable income for a period of not more than twenty years from the year of the initial loss pursuant to Section 172 of the Internal Revenue Code of 1986, as amended. The net operating loss Kiwa Institute, Kiwa Hebei, and Kiwa Yangling could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the parent company, Kiwa Institute and Kiwa Hebei, which generated future earnings to offset with the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets of the parent company, Kiwa Institute and Kiwa Hebei. Kiwa Yangling is making profits thus there is no allowance provided on the deferred tax assets of Kiwa Yangling.

As of December 31, 2019 and 2018, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2019 and 2018, and no provision for interest and penalties is deemed necessary as of December 31, 2019 and 2018.

21. Leases

In January 2019, the Company entered into a new office lease agreement with a 3-year lease term starting in April 2019 and terminating in April 2022. Upon adoption of ASU 2016-02, the Company recognized lease labilities of approximately $57,260, with corresponding right-of-use (“ROU”) asset in the same amount based on the present value of the future minimum rental payments of the new lease, using an effective interest rate of 4.75%, which is determined using the company’s incremental borrowing rate in the PRC. The remaining lease term of the lease is 2.26 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the years ended 2019 and 2018, lease expenses amounted to $62,793 and $317,377, respectively. The three-year maturity of the Company’s lease obligations is presented below:

Year Ended December 31,	Operating lease amount
2020	$25,709
2021	34,068
2022	-
Total lease payments	59,777
Less: interest	(2,517)
Present value of lease liabilities	$57,260

22. Commitments and Contingencies

As disclosed in Note 9, on June 8, 2017, Kiwa Hebei entered an equity purchase agreement with the shareholders of Yantai Peng Hao New Materials Technology Co. Ltd. (“Peng Hao”) to acquire 100% interest in Peng Hao for approximately RMB 15,000,000 (approximately US$ 2.1 million). As of December 31, 2019, Kiwa Hebei has made deposit payment of RMB 5,000,000 (approximately $0.7 million) and is committed to pay the remaining RMB10,000,000 based on the payment milestone in the equity purchase agreement. However, since the Company had decided to abandon the acquisition plan and initiated the process of refund of the deposits, the Company expected no more payment will be made for the agreement.

23. Concentration of Risk

Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. As of December 31, 2019, and 2018, $7,965, and $7,859 were deposited with various major financial institutions located in the PRC, respectively. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

Accounts receivable are typically unsecured and derived from revenue earned from customers, thereby exposed to credit risk. The risk is mitigated by the Company’s assessment of its customers’ creditworthiness and its ongoing monitoring of outstanding balances.

Customer and vendor concentration risk

For the year ended December 31, 2019, three customers accounted for 46%, 31%, 23% of the Company’s sales, respectively. For the year ended December 31, 2018, four customers accounted for 43%, 23%, 19%, 14% of the Company’s sales, respectively.

As of December 31, 2019, there were no accounts receivable. As of December 31, 2018, three customers accounted for 42%, 30%, 27%, respectively, of the Company’s accounts receivable.

For the year ended December 31, 2019, one supplier accounted for 94% of the Company’s total purchases. For the year ended December 31, 2018, three suppliers accounted for 42%, 40%, and 10%, respectively, of the Company’s total purchases.

As of December 31, 2019, one supplier accounted for 95% of the Company’s accounts payable. As of December 31, 2018, one supplier accounted for 84% of the Company’s accounts payable.

24. Supplemental cash flows information

Supplemental cash flow disclosures and supplemental disclosures of cash flow for non-cash transactions are as flows:

	Years Ended December 31,
	2019	2018

SUPPLEMENTARY DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:
Issuance of common stock for debt settlement	$222,000	$-
Issuance of common stock for consulting services	$672,850	$2,242,550
Issuance of common stock as convertible note issuance costs	$121,824	$-
Conversion of convertible note	$573,229	$78,399
Unpaid receivable from sales of subsidiaries	$2,169,862	$-
Operating lease right of use assets obtained in exchange for operating lease obligations	$72,608	-
SUPPLEMENTARY DISCLOSURE:
Cash paid for interest	$19,631	$-
Cash paid for income taxes	$2,084	$-

*See Notes 25 for details of assets and liabilities disposed under disposed subsidiaries.

25. Disposed subsidiaries

On October 21, 2019, the Company transferred all of its right, title and interest in Kiwa Asia, Kiwa Beijing, Kiwa Shenzhen, and Kiwa Xian, to the Hong Kong Sano Group Co., Ltd. for HKD 17,000,000 equivalent of US $2,169,862. Kiwa Asia, Kiwa Shenzhen, Kiwa Beijing, and Kiwa Xian has transferred all of their bio-technological products business to Kiwa Yangling, the Company conduct the same business of bio-technological products before and after the disposal of these entities. This restructuring did not constitute a strategic shift that will have a major effect on the Company’s operations and financial results. Therefore, the results of operations for Kiwa Asia, Kiwa Shenzhen, Kiwa Beijing, and Kiwa Xian were not reported as discontinued operations under the guidance of ASC 205.

The following table summarizes the assets and liabilities of the subsidiaries in the disposal at October 21, 2019:

October 21, 2019
ASSETS
Cash and cash equivalents	341
Advance to suppliers	5,639,129
Deferred cost of goods sold	2,417,946
Total assets	$8,057,416

LIABILITIES
Advances from customers	4,838
Salary payable	605,962
Accrued expenses	373
Other payable	317,344
Tax payable	1,497,884
Total liabilities	$2,426,401

Total net assets	5,631,015
Total consideration	(2,169,862)
Currency translation adjustment	66,101
Total loss on disposal of subsidiaries	$3,527,254

26. Subsequent Events

In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China from January 2020 to March 2020. Substantially all of the Company’s revenue is concentrated in China. Consequently, the COVID-19 outbreak may materially adversely affect the Company’s business operations, financial condition and operating results for 2020, including but not limited to material negative impact on the Company’s total revenues, slower collection of accounts receivables, additional allowance for doubtful accounts, slower usage of inventories, additional allowance for inventories obsolescence, slower usage of advance to suppliers and additional allowance for advance to suppliers. In late March 2020, the temporary closure of stores and facilities, or the ‘shelter in place’ order, in China was lifted and many businesses have resumed normal operations. The epidemic had a short-term negative effect on the Company’s business during the first quarter of 2020. Because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact for the remaining periods in 2020 cannot be reasonably estimated at this time. There is no guarantee that the Company’s total revenues will grow or remain at a similar level as compared to 2019.

On February 5, 2020, the Company executed a Securities Purchase Agreement (the “SPA”) between Labrys Fund, LP and the Company, pursuant to which Labrys purchased from the Company a Convertible Promissory Note in the principal amount of $375,000 (the “Note”) dated February 5, 2020. The Note carries an Original Issue Discount of $37,500, bears interest at the rate of 12% per annum and must be repaid on or before 180 calendar days after the funding date of each respective tranche (each a “Maturity Date”). The Note may be prepaid at any time before Maturity Date without any prepayment penalty.

On February 5, 2020, the Company executed a Securities Purchase Agreement (the “SPA”) between TFK Investments, LLC (“TFK”) and the Company, pursuant to which TFK purchased from the Company a Convertible Promissory Note in the principal amount of $375,000 (the “Note”) dated February 5, 2020. The Note carries an Original Issue Discount of $37,500, bears interest at the rate of 12% per annum and must be repaid on or before 180 calendar days after the funding date of the respective tranche (each a “Maturity Date”). The Note may be prepaid at any time before Maturity Date without any prepayment penalty.

On February 6, 2020, the Company issued 20,000 common shares to Qingxia for her consulting service to assist the Company in marketing projects. The number of shares was determined based on the fair value of the service. The agreement has a one year term.

On February 10, 2020, the Company completed a debt settlement, repaid $135,000 of principal, interest and penalty balances to Firstfire Global Opportunities Fund LLC.

On February 12, 2020, the Company completed a debt settlement, repaid $250,000 of principal, interest and penalty balances to EMA Financial, LLC, and EMA returns the commitment shares of 230,000 to the Company.

On March 3, 2020, the Board of Directors of the Company amend the Company’s Articles of Incorporation to increase the number of authorized Company Common Shares from 300,000,000 to 3,000,000,000.

On March 23, Yangling Qinchuan Water Saving Irrigation Equipment Engineering Co., Ltd. applied to freeze Kiwa Yangling's RMB 85,768 of funds in bank from March 24, 2020 to March 23, 2021.

Subsequently from December 31, 2019 to the date of this report, the Company issued a total of 200,063,207 shares to Labrys, TFK, Firstrust, EMA and GRR from conversion of convertible notes.

