Form 10-K/A
period 2019-12-31
KIWA BIO-TECH PRODUCTS GROUP CORP
filed 2020-06-01
CIK 1159275

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

Documents Incorporated by Reference: None.

Explanatory Note

This First Amendment to Annual Report on Form 10-K (filed on May 29, 2020 is being filed to include statements required by the U.S. Securities and Exchange Commission relating to the Company’s reliance on SEC Release No. 34-88465 with respect to the delayed filing of such Form 10-K. There are no further changes to the originally-filed Form 10-K.

RELIANCE ON SEC ORDER

Kiwa Bio-Tech Products Group Corporation (the “Company”), is filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the 2019 Annual Report, pursuant to the Securities and Exchange Commission’s, Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465).

As set forth in the Company’s Forms 8-K (including amendments thereto) furnished to the SEC on March 9, 2020, March 30, 2020, April 30, 2020 and May 8, 2020, the Company was unable to file the 2019 Annual Report within the prescribed time period because the completion of the auditing process was been delayed by Chinese Government-imposed quarantines, office closings and travel restrictions which affected both the Company’s and its service provider’s personnel. Specifically, the Company has significant operations in the city of Yangling, Shaanxi Province, China. Due to concerns related to the spread of the Coronavirus, the entire city of Yangling was locked down by the Government of China commencing January 25, 2020 and only recently re-opened. Until recently, all of the Company’s employees in this area were required by the Chinese Government to stay at home until further notice, subject to the containment of the COVID-19. In compliance with the Chinese Government’s health emergency rules in place, the Company’s building was closed effective January 19, 2020 and, until recently, people were not allowed to enter the office and to access certain of the Company’s business records located in it. Due to Chinese Government-imposed quarantines, office closings and travel restrictions affecting the Company’s personnel and service providers, the Company’s accounting department has been unable to process certain of its accounting records and receipts on a timely basis as required to complete the audit of the Company’s financial statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 1, 2020

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

/s/ Wade Li	Chief Executive Officer and Director	June 1, 2020
Wade Li	(Principal Executive Officer)

/s/ Hon Man Yun	Chief Financial Officer	June 1, 2020
Hon Man Yun	(Principal Financial and Accounting Officer)